Form 10-Q
period 1996-03-31
SPINDLETOP OIL & GAS CO
filed 1996-05-10
CIK 867038

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended March 31, 1996                  Commission File No. 0-18774


                            Spindletop Oil & Gas Co.
             (Exact name of registrant as specified in its charter)


                  Texas                                   75-2063001
(State or other jurisdiction of incorporation       (IRS Employer or I.D.#)
 or organization)

9319 LBJ, Frwy., #205,      Dallas, Texas                   75243
(Address of principle executive offices)                  (Zip Code)

                                    (214)644-2581
               (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

                      YES   X                             NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - $.001 par value                           44,928,854
       (Title of Class)                         (Number of shares Outstanding
                                                       on May 10, 1996)

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

                            FORM 10-Q March 31, 1996

                                      INDEX

Part I  Financial Information:                                         Page No.
        Item 1.  Financial Statements.

               Consolidated Balance Sheets
                 March 31, 1996 (Unaudited) and December 31, 1995...........3

               Consolidated Statements of Income (Unaudited)
                 Three Months Ended March 31, 1996 and 1995 ................5

               Consolidated Statements of Cash Flows (Unaudited)
                 Three Months Ended March 31, 1996 and 1995.................6

               Notes to Consolidated Financial Statements  .................7

        Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations..........................8

Part II Other Information:
        Item 6.  Exhibits and Reports on Form 8-K ..........................9

Part I Financial information
Item 1. Financial statements


                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                      March 31,    December 31,
                                                        1996          1995
                                                   -----------     -----------
                                                     (Unaudited)
                       Assets
Current Assets
 Cash                                              $   221,000     $  229,000
 Accounts receivable                                   648,000        600,000
 Accounts receivable, related parties                    3,000         64,000
 Shareholder loans                                      32,000         22,000
 Inventory                                              19,000          7,000
                                                    -----------    -----------
     Total Current Assets                              923,000        922,000
                                                    -----------    -----------

Property and Equipment - at cost
 Oil and gas properties (full cost method)           2,468,000       2,427,000
 Rental equipment                                      332,000         329,000
 Gas gathering systems                                 145,000         145,000
 Other property and equipment                          189,000         167,000
                                                    -----------    -----------
                                                     3,134,000       3,068,000
Accumulated depreciation and amortization           (1,908,000)     (1,852,000)
                                                    -----------    -----------
                                                     1,226,000       1,216,000

Notes receivable - long term                               -               -
                                                    -----------    -----------

Other Assets, net of accumulated  amortization of
$55,000 and $54,000 at March 31, 1996 and
December 31, 1995 respectively                          61,000          62,000
                                                    -----------    -----------
Total Assets                                       $ 2,210,000     $ 2,200,000
                                                    ===========    ===========



See accompanying notes to financial statements.

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                      March 31,    December 31,
                                                        1996           1995
                                                    ------------   -----------
                                                     (Unaudited)
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Accounts payable and accrued liabilities       $   833,000    $   842,000
     Notes payable                                       11,000          3,000
     Shareholder loans                                        -              -
     Tax savings benefit payable                         85,000         85,000
                                                      -----------   -----------
            Total Current Liabilities                   929,000        930,000
                                                      -----------   -----------

Notes payable - long term                                     -              -
                                                     -----------    -----------

Shareholders' Equity
     Common stock, $.001 par value;150,000,000 shares
     authorized; 53,654,479 issued (53,654,479 at
     December 31, 1995)                                  54,000         54,000
     Additional paid-in capital                         885,000        885,000
     Retained earnings                                  478,000        467,000
                                                     -----------    -----------
                                                       1,417,000      1,406,000
     Less treasury stock, at cost; 8,725,625 shares
     (8,725,625 at  December 31, 1995)
                                                        (136,000)      (136,000)
                                                     -----------    -----------
                                                       1,281,000      1,270,000
                                                     -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $  2,210,000   $  2,200,000
                                                     ===========    ===========


See accompanying notes to financial statements.

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                        Three Months Ended
                                              March 31,
                                 ------------------------------
                                       1996            1995
                                 -------------    -------------
Revenues
    Oil and gas revenues         $     276,000    $     233,000
    Revenue from lease
    operations                          55,000           56,000
    Gas gathering fees                   5,000            6,000
    Equipment rental                    29,000           30,000
    Interest Income                      1,000            1,000
    Other                                    -            1,000
                                 -------------    -------------
                                       366,000          327,000
                                 -------------    -------------
Expenses
    Pipeline and rental
    operations                          14,000           16,000
    Lease operations                   153,000          109,000
    Depreciation and
    amortization                        58,000           53,000
    General and administrative         128,000          119,000
    Interest expense                     2,000            2,000
                                 -------------    -------------
                                       355,000          299,000
                                 -------------    -------------

Net Income                       $      11,000    $      28,000
                                 =============    =============

Net Income Per Share of Common
Stock                            $           0    $           0
                                 =============    =============
Weighted average shares
outstanding                         44,928,854       44,928,454
                                 =============    =============



See accompanying notes to financial statements.

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                            1996        1995
                                                         ---------    ---------
Cash Flows from Operating Activities
   Net Income                                            $  11,000    $  28,000
       Reconciliation of net  income  to net cash
       provided by operating activities:
       Depreciation and amortiza                            57,000       53,000
       (Increase) decrease in accounts receivable           13,000       25,000
       (Increase) decrease in inventory                    (12,000)         -
       Increase (decrease) in accounts payable              (9,000)    (103,000)
                                                         ---------    ---------
Net cash provided (used) by operating activities            60,000       3,000
                                                         ---------    ---------

Cash Flows from Investing Activities
       Capitalized acquisition, exploration and
       development costs                                   (41,000)    (13,000)
       Purchase of property and equipment                  (25,000)     (2,000)
       Principal collected on note receivable                  -             -
                                                         ---------    ---------
Net cash used by investing activities                      (66,000)    (15,000)
                                                         ---------    ---------

Cash Flows from Financing Activities
       Repayment of notes payable                           (2,000)    (33,000)
       Proceeds from borrowings                             10,000          -
       Repayments of shareholder loans                     (10,000)    (15,000)
                                                         ---------    ---------
Net cash provided (used) by financing activities            (2,000)    (48,000)
                                                         ---------    ---------
Decrease in cash                                            (8,000)    (60,000)
Cash at beginning of period                                229,000     319,000
                                                         ---------    ---------
Cash at en$ of period                                    $ 221,000    $259,000
                                                         ==========   =========


See accompanying notes to financial statements.

                    Spindletop Oil & Gas Co. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Note 1. Basis of Presentation

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this form 10-Q may wish to refer to the Company's Form 10-K for the year ended December 31, 1995 for further information.

In the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operations and changes in cash flows of the Company and its consolidated subsidiary for the interim periods.

                    Spindletop Oil & Gas Co. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Item 2.      Management's Discussion and Analysis
                     of Financial Condition and Results of Operation

Results of Operations

1996 Compared to 1995
Oil and gas revenues increased approximately 18% in 1996 due to an increase in oil prices and due to acquisitions of a number of oil and gas properties in 1995. Accordingly, lease operating expenses also increased.

General and administrative costs increased in 1996 primarily because of an increase in staffing requirements.

1995 Compared to 1994
Oil and gas revenues increased approximately $14,000 in 1995 due to a slight increase in oil prices and an increase in production from the purchase of additional oil and gas properties in 1994. These properties were in production for the full quarter of 1995. Accordingly, lease operating expenses also increased.



Financial Condition and Liquidity

The Company's operating capital needs, as well as its capital spending program are generally funded from cash flow generated by operations. Because future cash flow is subject to a number of variables, such as the level of production and the sales price of oil and natural gas, the Company can provide no assurance that its operations will provide cash sufficient to maintain current levels of capital spending. The Company has established a $95,000 line of credit with its bank. The line of credit was established for oil and gas property acquisitions. Accordingly, the Company may be required to seek additional financing from third parties in order to fund its exploration and development programs.

                    Spindletop Oil & Gas Co. and Subsidiaries
                                 March 31, 1996





Part II Other Information

      Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits - None

      (b)  Reports on Form 8-K - None

                                    Signature




      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                        SPINDLETOP OIL & GAS CO.
                                                             (Registrant)



DATE:  May 10, 1996                                  By: Paul E. Cash
                                                         ---------------
                                                         Paul E. Cash
                                                         President







DATE:  May 10, 1996                                   By: Gary Goodnight
                                                          ---------------
                                                          Gary Goodnight
                                                          Controller