Form 10-Q
period 1996-06-30
SPINDLETOP OIL & GAS CO
filed 1996-08-12
CIK 867038

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter ended June 30, 1996

                           Commission File No. 0-18774


                            Spindletop Oil & Gas Co.
             (Exact name of registrant as specified in its charter)


                  Texas                                     75-2063001
- ---------------------------------------------------    -----------------------
(State or other jurisdiction of incorporation          (IRS Employer or I.D.#)
  or organization)

9319 LBJ Freeway, Suite 205,  Dallas, Texas                  75243
- ---------------------------------------------------------------------------
(Address of principle executive offices)                   (Zip Code)

                                    (214)644-2581
            Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

      YES   X                                     NO
          ----                                       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - $.001 par value                      44,928,854
         (Title of Class)                 (Number of shares Outstanding
                                               on August 7, 1996)

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

                                    FORM 10-Q
                                  June 30, 1996


                                      INDEX

Part I  Financial Information:                                     Page No.
 Item 1.  Financial Statements.

   Consolidated Balance Sheets
     June 30, 1996 (Unaudited) and December 31, 1995...................3

   Consolidated Statements of Income (Unaudited)
     Six Months and Three Months Ended June 30, 1996 and 1995..........5

   Consolidated Statements of Cash Flows (Unaudited)
     Six Months Ended June 30, 1996 and 1995...........................6

   Notes to Consolidated Financial Statements..........................7

 Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations.................................8

Part II Other Information:
   Item 6.  Exhibits and Reports on Form 8-K...........................9

Part I Financial information
Item 1. Financial statements


                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                       June 30      December 31
                                                     -----------    -----------
                                                         1996          1995
                                                     -----------    -----------
                                                     (Unaudited)
                             Assets
Current Assets
 Cash                                                $   246,000    $   229,000
 Accounts receivable                                     660,000        600,000
 Accounts receivable, related parties                       --           64,000
 Receivable from shareholder                              42,000         22,000
 Inventory                                                28,000          7,000
                                                     -----------    -----------
      Total Current Assets                               976,000        922,000
                                                     -----------    -----------

Property and Equipment - at cost
 Oil and gas properties (full cost method)             2,451,000      2,427,000
 Rental equipment                                        334,000        329,000
 Gas gathering systems                                   145,000        145,000
 Other property and equipment                            190,000        167,000
                                                     -----------    -----------
                                                       3,120,000      3,068,000
Accumulated depreciation and amortization             (1,960,000)    (1,852,000)
                                                     -----------    -----------
                                                       1,160,000      1,216,000
                                                     -----------    -----------

Other Assets,  net of accumulated  amortization
 of $56,000 and $54,000 at June 30, 1996
 and December 31, 1995 respectively                       60,000         62,000
                                                     -----------    -----------
Total Assets                                         $ 2,196,000    $ 2,200,000
                                                     ===========    ===========



See accompanying notes to financial statements.

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                      June 30,     December 31,
                                                    -----------    -----------
                                                        1996          1995
                                                    -----------    -----------
                                                    (Unaudited)
      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
      Accounts payable and accrued liabilities     $    805,000    $    842,000
      Current portion of long-term debt                   7,000           3,000
      Tax savings benefit payable                        85,000          85,000
                                                   ------------    ------------
               Total Current Liabilities                897,000         930,000
                                                   ------------    ------------


Shareholders' Equity
      Common stock,$.001 par value;150,000,000
       shares authorized;53,654,479
       issued (53,654,479 at December 31, 1995)          54,000          54,000
      Additional paid-in capital                        885,000         885,000
      Retained earnings                                 496,000         467,000
                                                   ------------    ------------
                                                      1,435,000       1,406,000
      Less treasury stock,at cost; 8,725,625
       shares (8,725,625 at December 31, 1995)
                                                       (136,000)       (136,000)
                                                   ------------    ------------
                                                      1,299,000       1,270,000
                                                   ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $  2,196,000    $  2,200,000
                                                   ============    ============



See accompanying notes to financial statements.

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                               Six Months Ended           Three Months Ended
                                   June 30,                    June 30,
                          -------------------------   -------------------------
                              1996          1995          1996          1995
                          -----------   -----------   -----------   -----------
Revenues
 Oil and gas revenues     $   619,000   $   510,000   $   343,000   $   277,000
 Revenue from lease
  operations                  109,000       109,000        54,000        53,000
 Gas gathering fees            10,000        19,000         5,000        13,000
 Equipment rental              59,000        61,000        30,000        31,000
 Interest Income                2,000         3,000         1,000         2,000
 Other                           --           5,000          --           4,000
                          -----------   -----------   -----------   -----------
                              799,000       707,000       433,000       380,000
                          -----------   -----------   -----------   -----------
Expenses
 Pipeline and rental
  operations                   28,000        32,000        14,000        16,000
 Lease operations             356,000       281,000       203,000       172,000
 Depreciation and
  amortization                110,000       115,000        52,000        62,000
 General and
  administrative              274,000       235,000       146,000       116,000
 Interest expense               2,000         3,000          --           1,000
                          -----------   -----------   -----------   -----------
                              770,000       666,000       415,000       367,000
                          -----------   -----------   -----------   -----------

Net Income                $    29,000   $    41,000   $    18,000   $    13,000
                          ===========   ===========   ===========   ===========

Net Income Per Share
 of Common Stock         $         0   $         0   $         0   $         0
                          ===========   ===========   ===========   ===========

Weighted average shares
outstanding               44,928,854    44,928,454    44,928,854    44,928,454
                          ===========   ===========   ===========   ===========




See accompanying notes to financial statements.

                      SPINDLETOP OIL & GAS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                        ----------------------
                                                            1996        1995
                                                        ---------    ---------
Cash Flows from Operating Activities
 Net Income                                                29,000    $  41,000
 Reconciliation of net income to net cash provided by
  operating activities:
 Depreciation and amortization                            110,000      115,000
 (Increase) decrease in accounts receivable                 4,000      (81,000)
 (Increase) decrease in inventory                         (21,000)        --
 Increase (decrease) in accounts payable                  (37,000)     (36,000)
                                                        ---------    ---------
 Net cash provided (used) by operating activities          85,000       39,000
                                                        ---------    ---------

Cash Flows from Investing Activities
 Capitalized acquisition, exploration
  and development costs                                   (72,000)    (121,000)
 Purchase of property and equipment                       (28,000)      (2,000)
 Principal collected on note receivable                      --           --
                                                        ---------    ---------
 Net cash used by investing activities                   (100,000)    (123,000)
                                                        ---------    ---------

Cash Flows from Financing Activities
 Repayment of notes payable                                (6,000)     (71,000)
 Proceeds from sale of properties                          48,000         --
 Proceeds from borrowings                                  10,000         --
 Repayment of shareholder loans                           (20,000)     (75,000)
                                                        ---------    ---------
 Net cash provided (used) by financing activities          32,000     (146,000)
                                                        ---------    ---------
 Increase(decrease)in cash                                 17,000     (230,000)
 Cash at beginning of period                              229,000      319,000
                                                        ---------    ---------
 Cash at end of period                                  $ 246,000    $  89,000
                                                        =========    =========



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

                    Spindletop Oil & Gas Co. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Item 2.         Management's Discussion and Analysis
                 of Financial Condition and Results of Operations

Results of Operations

Six months ended June 30, 1996 compared to 1995
Oil and gas revenues increased in 1996 due to an increase in oil and gas prices and due to acquisitions of oil and gas properties that were in production for the full period ended in 1996.

General and administrative expenses increased primarily due to additional staffing requirements.

Lease operating expenses increased for the reason above. Also some existing wells had a higher amount of maintenance expenses than normal.

Three months ended June 30, 1996 compared to 1995
Oil and gas revenues increased in 1996 due to an increase in oil and gas prices and due to acquisitions of oil and gas properties that were in production for the full period ended in 1996.

General and administrative expenses increased primarily due to additional staffing requirements.

Lease operating expenses increased because of higher amounts of maintenance expenses on existing wells and also due to acquisitions of oil and gas properties.


Financial Condition and Liquidity

The Company's operating capital needs, as well as its capital spending program are generally funded from cash flow generated by operations. Because future cash flow is subject to a number of variables, such as the level of production and the sales price of oil and natural gas, the Company can provide no assurance that its operations will provide cash sufficient to maintain current levels of capital spending. In 1993 the Company established a $125,000 line of credit with its bank. The line of credit was established for oil and gas property acquisitions. Accordingly, the Company may be required to seek additional financing from third parties in order to fund its exploration and development programs.

                    Spindletop Oil & Gas Co. and Subsidiaries
                                  June 30, 1996





Part II Other Information

       Item 6.  Exhibits and Reports on Form 8-K

       (a)  Exhibits - 27 Financial Data Schedule

       (b)  Reports on Form 8-K - None

                                    Signature




 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        SPINDLETOP OIL & GAS CO.
                                             (Registrant)





DATE: August 9, 1996                      By:Paul E. Cash
                                             ---------------
                                             Paul E. Cash
                                             President








DATE: August  9, 1996                     By:Gary Goodnight
                                             ---------------
                                             Gary Goodnight
                                             Controller