Form 10-Q
period 1996-09-30
SPINDLETOP OIL & GAS CO
filed 1996-11-13
CIK 867038

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter ended September 30, 1996

                           Commission File No. 0-18774


                            Spindletop Oil & Gas Co.
             (Exact name of registrant as specified in its charter)


          Texas                                              75-2063001
(State or other jurisdiction of incorporation         (IRS Employer or I.D.#)
 or organization)


  9319 LBJ Frwy., #205, Dallas, TX                            75243
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

            YES   X                                      NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - $.001 par value                         44,928,854
       (Title of Class)                       (Number of shares Outstanding
                                                 on November 11, 1996)

                    Spindletop Oil & Gas Co. and Subsidiaries

                          FORM 10-Q September 30, 1996

                                      INDEX

Part I  Financial Information:                                 Page No.
Item 1. Financial Statements

     Consolidated Balance Sheets
      September 30, 1996 (Unaudited) and December 31,1995.................3

     Consolidated Statements of Income (Unaudited)
      Nine Months and Three Months Ended September 30, 1996 and 1995......5

     Consolidated Statements of Cash Flows (Unaudited)
      Nine Months Ended September 30, 1996 and 1995 ......................6

     Notes to Consolidated Financial Statements ..........................7

Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations..................................7

Part II Other Information:
Item 6. Exhibits and Reports on Form 8-K .................................9

Part I Financial information
Item 1. Financial statements



                    Spindletop Oil & Gas Co. and Subsidiaries
                           Consolidated Balance Sheets



                                                September 30      December 31
                                                ------------------------------
                                                   1996              1995
                                                ------------      ------------
                                                (Unaudited)
                    Assets
Current Assets
  Cash                                          $   273,000       $  229,000
  Accounts receivable                               706,000          600,000
  Accounts receivable, related parties                3,000           64,000
  Receivable from shareholder                        42,000           22,000
  Inventory                                          30,000            7,000
                                                -----------        ---------
         Total Current Assets                     1,054,000          922,000
                                                -----------        ---------

Property and Equipment - at cost
  Oil and gas properties (full cost method)       2,458,000        2,427,000
  Rental equipment                                  334,000          329,000
  Gas gathering systems                             145,000          145,000
  Other property and equipment                      190,000          167,000
                                                  ---------        ----------
                                                  3,127,000        3,068,000
Accumulated depreciation and amortization        (2,028,000)      (1,852,000)
                                                 -----------       ----------
                                                  1,099,000        1,216,000
                                                 -----------       ----------



Other Assets,net of accumulated amortization
 of $59,000 and $54,000 at September 30, 1996
 and December 31, 1995 respectively                  57,000           62,000
                                                 ----------       ----------
Total Assets                                    $ 2,210,000      $ 2,200,000
                                                 ==========       ==========



See accompanying notes to financial statements.

                    Spindletop Oil & Gas Co. and Subsidiaries
                           Consolidated Balance Sheets

                                                  September 30,    December 31,
                                                      1996            1995
                                                  -----------      -----------
                                                   (Unaudited)
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities         $  737,000      $   842,000
  Current portion of long-term debt                     5,000            3,000
  Tax savings benefit payable                          85,000           85,000
                                                    ----------       ---------
    Total Current Liabilities                         827,000          930,000
                                                    ----------       ---------



Shareholders' Equity
  Common stock,$.001 par value;150,000,000
   shares authorized; 53,654,479 issued
   (53,654,479 at December 31, 1995)                   54,000           54,000
  Additional paid-in capital                          885,000          885,000
  Retained earnings                                   580,000          467,000
                                                   -----------      ----------
                                                    1,519,000        1,406,000
  Less treasury stock, at cost; 8,725,625
   shares(8,725,625 at December 31, 1995)            (136,000)        (136,000)
                                                   -----------      ----------
                                                    1,383,000        1,270,000
                                                   -----------      ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 2,210,000      $ 2,200,000
                                                   ===========      ==========


See accompanying notes to financial statements.

                    Spindletop Oil & Gas Co. and Subsidiaries
                        Consolidated Statements Of Income
                                   (UNAUDITED)

                                 Nine Months Ended         Three Months Ended
                                   September 30,             September 30,
                               -----------------------   ----------------------
                                  1996         1995          1996       1995
                               -----------  ----------   ----------  ----------
Revenues
 Oil and gas revenues            $ 958,000  $  745,000   $  339,000  $  235,000
 Revenue from lease operations     166,000     163,000       57,000      54,000
 Gas gathering fees                 14,000      22,000        4,000       3,000
 Equipment rental                   85,000      92,000       26,000      31,000
 Interest Income                     3,000       4,000        1,000       1,000
 Other                                 -        11,000          -         6,000
                                 ----------- -----------  ----------  ---------
                                 1,226,000   1,037,000      427,000     330,000
                                 ----------- -----------  ----------  ---------
Expenses
 Pipeline and rental operations     39,000      45,000       11,000      13,000
 Lease operations                  509,000     423,000      153,000     142,000
 Depreciation and amortization     181,000     168,000       71,000      53,000
 General and administrative        382,000     345,000      108,000     110,000
 Interest expense                    2,000       4,000          -         1,000
                                 ----------  -----------   ----------  ---------
                                 1,113,000     985,000      343,000     319,000
                                 -----------  -----------  ----------  ---------

Net Income (loss)                $ 113,000    $  52,000    $  84,000   $ 11,000
                                 ===========  ===========  ==========  =========

Net Income Per Share of
 Common Stock                    $    0       $     0      $     0     $     0
                                 ==========   ==========   ==========  =========
Weighted average shares
 outstanding                    44,928,854   44,928,854   44,928,854  44,928,854
                               ===========  ===========  ===========  ==========



See accompanying notes to financial statements.

                    Spindletop Oil & Gas Co. and Subsidiaries
                      Consolidated Statements Of Cash Flows
                                   (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                      -------------------------
                                                         1996          1995
                                                      ----------    -----------
Cash Flows from Operating Activities
Net Income                                             $  113,000   $  52,000
Reconciliation of net income to net
 cash provided by operating activities:
  Depreciation and amortization                           181,000     168,000
  (Increase) decrease in accounts receivable              (45,000)    (45,000)
  (Increase) decrease in inventory                        (23,000)        -
  Increase (decrease) in accounts payable                (105,000)    (50,000)
                                                       ----------    ---------
Net cash provided (used) by operating activities          121,000     125,000
                                                       ----------    ---------

Cash Flows from Investing Activities
  Capitalized acquisition, exploration
   and development costs                                  (86,000)    (65,000)
  Purchase of property and equipment                      (28,000)    (18,000)
  Investment in affiliated company                            -           -
  Principal collected on note receivable                      -        13,000
                                                        ---------    ---------
Net cash used by investing activities                    (114,000)    (70,000)
                                                        ---------    ---------
Cash Flows from Financing Activities
  Repayment of notes payable                               (8,000)    (87,000)
  Proceeds from borrowings                                 10,000         -
  Proceeds from sale of properties                         55,000         -
  Repayment of shareholder loans                          (20,000)    (75,000)
                                                         ---------   ---------
Net cash provided (used) by financing activities           37,000    (162,000)
                                                         ---------   ---------
Increase (Decrease) in cash                                44,000    (107,000)
Cash at beginning of period                               229,000     319,000
                                                         ---------   ---------
Cash at end of period                                   $ 273,000   $ 212,000
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

                    Spindletop Oil & Gas Co. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Nine months ended September 30, 1996 compared with 1995

Oil and gas revenues increased approximately 28% due to an increase in oil and gas prices and due to acquisitions of oil and gas properties that were in production for the full nine months in 1996. Accordingly, lease operating expenses also increased.


Three months ended September 30, 1996 compared to 1995

Oil and gas revenues increased significantly for the three months ended September 30, 1996. This was primarily due to acquisitions of oil and gas properties that were in production for the full period of 1996.

Gas gathering fees decreased in 1996. This was due primarily to a decrease in production of wells for which the Company gathers natural gas.



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

                    Spindletop Oil & Gas Co. and Subsidiaries
                               September 30, 1996



Part II Other Information

   Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits - 27 Financial Data Schedule

   (b)  Reports on Form 8-K - None

                                    Signature




 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                             SPINDLETOP OIL & GAS CO.
                                                  (Registrant)



DATE:  November 12, 1996                 By:s/ Paul E. Cash
                                            --------------------------
                                               Paul E. Cash, President




DATE:  November 12, 1996                 By:s/ Gary Goodnight
                                            ---------------------------
                                              Gary Goodnight, Controller