Form 10-K
period 1996-12-31
SPINDLETOP OIL & GAS CO
filed 1997-03-28
CIK 867038

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC, 20549

                                   FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996     Commission File No. 0-18774


                            Spindletop Oil & Gas Co.
            (Exact name of registrant as specified in its charter)


                 Texas                                         75-2063001
--------------------------------------------          ----------------------
(State  or  other jurisdiction of incorporation       (IRS Employer or ID #)
 or organization)

9319 LBJ, Frwy., #205 Dallas, TX                               75243
(Address of principal executive                              (Zip Code)
offices)

Company's telephone number, including area code:  (972) 644-2581

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock par value $0.01 per share
                               (Title of Class)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            YES   X                             NO

As of March 15, 1997, 7,488,304 shares of the Company's common stock were issued and outstanding, and the aggregate market value of the voting stock held by non-affiliates of the company as of that date is not determinable since no significant public trading market has been established for the Company's common stock.

                                    PART I


Item 1. Description of Business.
(a) General Business Development.
Spindletop Oil & Gas Co. is engaged in the exploration, development and production of oil and natural gas; the rental of oilfield equipment;and through one of its subsidiaries, the gathering and marketing of natural gas. The term "Company" is used herein to refer to Spindletop Oil & Gas Co. and its wholly owned subsidiaries,Prairie Pipeline Co.("PPL") and Spindletop Drilling Company ("SDC") .

The net crude oil and gas reserves of the Company as of December 31, 1996, were 72,091 barrels of oil and condensate and 2,471,174 MCF (thousand cubic feet) of natural gas. The Company owns rental equipment, including natural gas compressors, pumping units, natural gas dehydrators and other various pieces of oilfield production equipment. In addition, the Company, through PPL, owns approximately 25.7 miles of pipelines located in Texas, which are used for the gathering of natural gas. The Company's principal executive offices are located at 9319 LBJ Freeway, Suite #205, Dallas, Texas. The telephone number is
(972)644-2581.

                                  BACKGROUND

The Company is a Texas Corporation. The Company was previously known as Prairie States Energy Co.("PSE"). On July 13, 1990, Spindletop Oil & Gas Co., a Utah Corporation,("SOG UTAH") merged into PSE,and the name of PSE was changed to Spindletop Oil & Gas Co.,the Company herein.

The Company was originally incorporated in Colorado as Mid-America Drilling & Exploration, Inc., on August 9, 1978 as a wholly-owned subsidiary of Mid-America Petroleum, Inc. ("MAP"). The principal business of the Company at that time was contract drilling of oil and gas wells. The initial public offering of the Company occurred by prospectus dated December 13, 1979. In January 1981, the shares of the Company owned by MAP were distributed as a dividend to the shareholders of MAP. The Company's name was changed to Prairie States Exploration, Inc. on March 15, 1983. Prairie States Exploration, Inc. became insolvent in late 1983, and filed for protection under Chapter 11 of the Bankruptcy Code on December 14, 1983.

Prairie States Exploration, Inc. was successfully reorganized under Chapter 11 of the Bankruptcy Code, and the Bankruptcy Court approved the plan of reorganization on September 9, 1985. Pursuant to the Plan, the Company merged into a wholly-owned subsidiary, Prairie States Energy Co., a Texas Corporation. The Plan of Reorganization was proposed and funded by Paul E. Cash.

Since the reorganization, the Company has engaged in the general oil and gas business, including exploration, development, and production of oil and gas, the rental of oilfield production equipment and the ownership and construction and operation of pipelines for the gathering and marketing of natural gas.
SOG Utah was incorporated on August 15, 1975 as Main Street Equities, Inc., a Utah corporation. SOG Utah sold 5,000,000 shares of common stock in a public offering in 1976. Until 1981, the business of the company consisted of minor real estate operations. In October 1981 the name was changed to Aledo Oil and

Gas Company and in January 1983 the name was changed to Spindletop Oil & Gas Co.

The name "Spindletop" has been used by Paul E. Cash since 1975 in conjunction with several previous oil and gas businesses in which he was engaged.

On July 13, 1990, SOG Utah was merged into PSE, and the name of the surviving company was changed to Spindletop Oil & Gas Co., a Texas corporation. In the merger, each shareholder of PSE received one-half share of the common stock of the surviving company, the Company, for each share of PSE owned prior to the merger. Each shareholder of SOG Utah received one and one-half shares of the common stock of the surviving company, for each share of SOG Utah owned prior to the merger. After the merger, the Company had outstanding 44,922,564 shares of common stock, 32,255,195 of which were owned by the shareholders of PSE and 12,667,369 by shareholders of SOG Utah. Shares issued to the former shareholders of SOG Utah have not been registered with the Securities and Exchange Commission but according to Rule 144-K these shares would automatically become free trading three years from date of issuance. The Company's management believes that all shares issued to the former shareholders of SOG Utah are now free trading in accordance with Rule 144-K. On January 31, 1997, the Company effected a one for six reverse stock split. The Company reduced the authorized common shares from 150,000,000 to 100,000,000 and increased the par value from $.001 to $.01 per share.

                               PLAN OF OPERATION

In 1994 and 1995 the Company successfully concentrated its efforts on oil and gas property acquisitions. With increased competition for oil and gas property acquisitions and with a corresponding increase in oil and gas prices, the Company, in 1996, returned its focus to its primary business of oil and gas exploration and production. The Company's long-term strategy is to build an oil and gas production company through an exploration program. Additionally, the Company will continue to rework existing wells in an attempt to increase production and reserves.

The Company will continue to generate and evaluate prospects using its own geological and land staff. The Company intends to fund operations primarily from cash flow generated by operations. The Company's primary area of operation has been and will continue to be in Texas with an emphasis in the geological provinces known as the Ft. Worth Basin in Texas.

The Company will attempt to expand its pipeline system. Expansion will be dependent upon success in its exploration programs, since all of its existing pipelines are connected to wells which it operates. In addition, the oilfield rental equipment business will be expanded as needed, but this segment also depends upon the success of the exploration and development program.

The Company in 1996 expanded its current pipeline system by 6.7 miles by acquiring, at no cost, a pipeline system in Hood County, Texas.

(b) Financial information relating to Industry Segments
The Company has two identifiable business segments: exploration, development and production of oil and natural gas, and gas gathering and oil field equipment rental. Footnote 15 to the Consolidated Financial Statements filed herein sets forth the relevant information regarding revenues, income from operations and identifiable assets for these segments.

(c) Narrative Description of Business
The Company and SDC are engaged in the exploration, development and production of oil and natural gas, and the rental of oil and gas production equipment. PPL is engaged in the gathering and marketing of natural gas.

(i) Principal Products, Distribution and Availability.
The principal products marketed by the Company are crude oil and natural gas which are sold to major oil and gas companies, brokers, pipelines and distributors, and oil and gas properties which are acquired and sold to oil and gas development entities. Reserves of oil and gas are depleted upon extraction, and the Company is in competition with other entities for the discovery of new prospects.

The Company is also engaged in the gathering and marketing of natural gas through its subsidiary PPL. The Company owns 26.1 miles of pipelines and currently gathers approximately 592 MCF of gas per day. Gas is gathered for a fee. Substantially all of the gas gathered by the Company is gas produced from wells which the Company operates and in which it owns a working interest.

The Company is also engaged in the business of rental of oilfield production equipment. The equipment is comprised of pumping units, compressors, gas dehydrators and related production equipment. Substantially all of such equipment is located on wells which the Company operates and in which it owns a working interest.

(ii) Patents, Licenses and Franchises. Oil and gas leases of the Company are obtained from the owner of the mineral estate. The leases are generally for a primary term of 1 to 5 years, and in some instances as long as 10 years, with the provision that such leases shall be extended into a secondary term and will continue during such secondary term as long as oil and gas are produced in commercial quantities or other operations are conducted on such leases as provided by the terms of the leases. It is generally required that a delay rental be paid on an annual basis during the primary term of the lease unless the lease is producing. Delay rentals are normally $1.00 to $5.00 per net mineral acre.

The Company currently holds interests in producing and non-producing oil and gas leases. The existence of the oil and gas leases and the terms of the oil and gas leases are important to the business of the Company because future additions to reserves will come from oil and gas leases currently owned by the Company, and others that may be acquired, when they are proven to be productive. The Company is continuing to purchase oil and gas leases in areas where it currently has production, and also in other areas.

(iii) Seasonality.
The Company's oil and gas activities generally are conducted on a year round basis with only minor interruptions caused by weather.

(iv) Working Capital Items.
The Company finances the majority of its operations, including the purchase of oil and gas leases, the development of wells, the construction of pipelines and acquisition of oil field rental equipment from its internal working capital as well as some borrowings.

(v) Dependence on Customers.
The following is a summary of significant purchasers of the oil and natural gas produced by the Company for the three year period ended December 31, 1996:



                                          December 31, Percent (1)
                Purchaser                   1996    1995     1994
                                           ------  ------  ------

Lone Star Gas Company and affiliates           -%    - %      29%
Mitchell Marketing Co.                        12%    - %       -%
Tristar Gas Company                           10%    - %       -%
Texas Utilities Fuel Co.                      18%    23%      28%

(1) Percent of total oil and gas sales


In the past The Company sold gas under long term contracts to Lone Star Gas Company and its affiliates. Such contracts are no longer in effect. Gas previously marketed under those contracts is now sold to other parties under market sensitive, short term contracts.

Sales of natural gas to Texas Utilities Fuel Company ("TUFCO") are pursuant to contracts expiring in 1994 through 1999. Gas previouly marketed under those contracts and from those contracts that will expire is sold to other parties under market sensitive, short-term contracts.

(vi) Competition.
Numerous entities and individuals, many of whom have far greater financial and other resources than the Company, are active in the exploration for and production of oil and gas. Substantial competition exists for leases, prospects and equipment, all of which are necessary for successful operations. Competition is focused primarily on the discovery of new prospects which can be developed and made productive.

The market prices received for the Company's products depend on a number of factors beyond the control of the Company, including consumer demand, worldwide availability, transportation facilities, and United States and foreign government regulation of exports, imports, production and prices. Widely fluctuating prices for oil and gas over recent years, have had a direct effect on the profitability of the Company's operations.

(vii) Development Activities.
The Company's primary oil and gas prospect acquisition efforts have been in known producing areas in the United States with emphasis devoted to Texas.

The Company intends to use a portion of its available funds to participate in drilling activities. Any drilling activity is performed by independent drilling contractors. The Company does not refine or otherwise process its oil and gas production.

Exploration for oil and gas is normally conducted with the Company acquiring undeveloped oil and gas prospects, and carrying out exploratory drilling on the prospect with the Company retaining a majority interest in the prospect. Interests in the property are sometimes sold to key employees and associated companies at cost. Also, interests may be sold to third parties with the Company retaining an overriding royalty interest, carried working interest, or reversionary interest. A prospect is a geographical area designated by the Company for the purpose of searching for oil and gas reserves and reasonably expected by it to contain at least one oil or gas reservoir. The Company utilizes its own funds to acquire oil and gas leases covering the lands comprising the prospects. These leases are selected by the Company and are obtained directly from the landowners, as well as from landmen, geologists, other oil companies, some of whom may be affiliated with the Company, and by direct purchase, farm-in, or option agreements. After an initial test well is drilled on a property, any subsequent development of such prospect will normally require the Company's participation for the development of the discovery.

(viii) Environmental Regulation.
The Company's oil and gas exploration and production activities are subject to Federal, State and environmental quality and pollution control laws and regulations. Such regulations restrict emission and discharge of wastes from wells, may require permits for the drilling of wells, prescribe the spacing of wells and rate of production, and require prevention and clean-up of pollution.

Although the Company has not in the past incurred substantial costs in complying with such laws and regulations, future environmental restrictions or requirements may materially increase the Company's capital expenditures, reduce earnings, and delay or prohibit certain activities. However, such restrictions and requirements would also apply to the Company's competitors, and it is unlikely that compliance by the Company would adversely affect the Company's competitive position.


(ix) Additional Government Regulation.
In addition to environmental regulations, the production and sale of oil and gas is subject to regulation by Federal, State and local governmental authorities and agencies. Such regulations encompass matters such as the location and spacing of wells, the prevention of waste, the rate of production, the sale price of certain oil and gas, conservation, and safety.

Oil Price Regulation
Historically, regulatory policy affecting crude oil pricing was derived from the Emergency Petroleum Allocation Act of 1973, as amended, which provided for mandatory crude oil price controls until June 1, 1979, and discretionary controls through September 30,1981. On April 5, 1979, President Carter directed the Department of Energy to complete administrative procedures designed to phase out, commencing June 1, 1979, price controls on all domestically produced crude oil by October 1, 1981. However, on January 28, 1981, President Reagan ordered the elimination of remaining federal controls on domestic oil production, effective immediately. Consequently, oil may currently be sold at unregulated prices.

Gas Price Regulation.
The Natural Gas Act of 1938 ("NGA") regulates the interstate transportation and certain sales for resale of natural gas. The Natural Gas Policy Act of 1978 ("NGPA") regulates the maximum selling prices of certain categories of gas, whether sold in so-called "first sales" in interstate or intrastate commerce. These statutes are administered by the Federal Energy Regulatory Commission ("FERC"). The NGPA established various categories of natural gas and provided for graduated deregulation of price controls for first sales of several categories of natural gas. With certain exceptions, all price deregulation contemplated under the NGPA as originally enacted in 1978 has already taken place. Under current market conditions, deregulated gas prices under new contracts tend to be substantially lower than most regulated price ceilings prescribed by the NGPA.

On July 26, 1989, the Natural Gas Wellhead Decontrol Act of 1989 ("Decontrol Act") was enacted. The Decontrol Act amended the NGPA to remove as of July 27, 1989 both price and non-price controls from natural gas not subject to a first sale contract in effect on July 26, 1989. The Decontrol Act also provided for the phasing out of all price regulation under the NGPA by January 1, 1993.

(x)  Special Tax Provisions.
See footnote 8 to Consolidated Financial Statements

(xi) Employees.
The Company employs a total of 12 people, 7 persons in its offices in Dallas and 5 in its field operation. All are full-time employees.

(d) Financial information about foreign and domestic operations and export sales.

All of the Company's business is conducted domestically, with no export sales.

Item 2. Properties
Oil and Gas Properties.
The following table sets forth pertinent data with respect to the Company-owned oil and gas properties, all located within the continental United States, as estimated by the Company:



                                               Year Ended December 31,
                                            1996         1995         1994
                                         ----------   ----------   ----------
Gas and Oil Properties (net) (1):
Proved Developed Gas Reserves-MCF (2)     2,181,212    1,758,260    1,528,355
Proved Undeveloped Gas Reserves-
 MCF(3)                                     289,962      266,927      262,710
    Total Proved Gas Reserves-MCF         2,471,174    2,025,187    1,791,065

Proved Developed Crude Oil and
Condensate Reserves-Bbls (2)                 72,091       70,257       55,446
Proved Undeveloped Crude Oil and
Condensate Reserves-Bbls (3)                      -        1,811            -
    Total Proved Crude Oil and
    Condensate Reserves-Bbls                 72,091       72,068       55,446


                      (See footnotes on Page 9 following)



                                            Year Ended December 31,
                                         1996         1995         1994
                                    ------------ ------------ ------------
Present Value of Estimated
   Future Net Revenues
   From Proved Reserves (4) (5):
   Developed                         $ 2,228,000 $  1,464,000 $   1,401,000
   Developed and Undeveloped           2,381,000    1,625,000     1,527,000
Productive Wells (6):
   Gas Wells
    Gross                                    247          266           217
    Net                                    33.98        36.03         30.98
   Oil Wells
     Gross                                   224          234           322
     Net                                   15.43        15.71         16.66
Acreage:
   Developed Acres (Producing)
     Gross                                83,642       90,539        80,564
     Net                                   8,600       10,007         9,132
   Undeveloped Acres
     Gross                                81,805       81,805        81,805
     Net                                   8,793        8,793         8,793


                (See footnotes below and on Page 10 following)

(1) The estimate of the net proved oil and gas reserves, future net revenues, and the present value of future net revenues.

(2) "Proved Developed Oil and Gas Reserves" are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

(3) "Proved Undeveloped Reserves" are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

(4) "Estimated Future Net Revenues" are computed by applying current prices of oil and gas, less the estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves.

(5) "Present Value of Estimated Future Net Revenues" is computed by discounting the Estimated Future Net Revenues at the rate of ten percent (10%) per year in accordance with the Securities and Exchange Commission Rules and Regulations.




(6)   Operated Wells having multiple completions are as follows:
                   1996         1995         1994
               Gross    Net Gross    Net Gross    Net
               -----    --- -----    --- -----    ---
Gas             7      1.66   8     2.13   8    2.13
Oil            -0-      -0-  -0-     -0-  -0-     -0-
The Company has interests in numerous wells which are operating by third party operators. Information as to multiple completions with respect to third party operated wells is not available to the Company.

The Company's working interests in exploration and development wells completed during the years indicated were as follows:


                                 Year Ended December 31,
                             1996          1995         1994
                         ------------  ------------ ------------
                         Gross   Net   Gross   Net  Gross   Net
Exploratory wells:
    Productive            1        -     -       -    -       -
    Non-Productive        -        -     -       -    -       -
                         ---     ---    ---    ---   ---    ---
          Total           1        -     -       -    -       -
                         ---     ---    ---    ---   ---    ---

Development wells:
    Productive            -        -     -       -    -       -
    Non-Productive        -        -     -       -    -       -
                         ---     ---    ---    ---   ---    ---
          Total           -        -     -       -    -       -
                         ---     ---    ---    ---   ---    ---

Total Exploratory and
Development wells:
    Productive            1        -     -       -    -       -
    Non-Productive        -        -     -       -    -       -
                         ---     ---    ---    ---   ---    ---
    Total                 1        -     -      -     -       -
                         ---     ---    ---    ---   ---    ---


The following tables set forth additional data with respect to production from Company-owned oil and gas properties, all located within the continental United
States:


                                           Year Ended December 31,
                                   1996     1995     1994      1993      1992
                                 -------- -------- --------  -------- --------
Oil and Gas Production (net):
  Gas                             371,074  322,465   284,903  252,240   261,636
  Crude Oil and Condensate -
  Bbls                             17,276   17,873    11,584    7,153     1,815
Average Sales Price Per Unit
Produced:
  Gas - per Mcf                 $   2.48  $   2.28  $  2.57  $  2.30   $  2.39
  Crude Oil and Condensate -
  per Bbl.                      $  21.16  $ 16.61   $ 15.71  $ 15.30   $ 15.86
Average Production Cost Per
Equivalent Barrel (1) (2)       $   8.90  $  8.81   $  7.62  $  5.33   $  7.94

(1)  Includes severance taxes and ad valorem taxes.
(2) Gas production is converted to equivalent barrels at the rate of six mcf per barrel, representing the estimated relative energy content of natural gas to oil.

The Company owns producing royalties and overriding royalties under properties located in Texas. The revenues from these properties is not significant.

Current Activities - March 15, 1997.
Gross Wells in Process of Drilling                     -0-
Net Wells in Process of Drilling                       -0-
Waterfloods in Process of Installation                 -0-
Pressure Maintenance Operations                        -0-

The Company is not aware of any major discovery or other favorable or adverse event that is believed to have caused a significant change in the estimated proved reserves since December 31, 1996.

Office Space.

The Company leases office space as follows:

Location           Square Feet       Lease Expires
Dallas, Texas         5,393           May 31, 1997

Pipelines.
The company owns, through its subsidiary Prairie Pipeline Co., 26.1 miles of natural gas pipelines in Parker, Hood and Eastland Counties, Texas. These pipelines are steel and polyethylene and range in size from 2 inches to 6 inches. These pipelines primarily gather natural gas from wells operated by the Company and in which the Company owns a working interest, but also for other parties. The Company normally does not purchase and resell natural gas, but gathers gas for a fee. The fees charged in some cases are subject to regulations by the State of Texas and the Federal Energy Regulatory Commission. Average daily volumes of gas gathered by the pipelines owned by the Company was 484, 491 and 615 MCF per day for 1996, 1995, and 1994 respectively.

Oil Field Production Equipment.
The Company owns various natural gas compressors, pumping units, dehydrators and various other pieces of oil field production equipment.

Substantially all of the equipment is located on oil and gas properties in which the Company owns a working interest and which are operated by the Company. The rental fees are charged as lease operating fees to each property and each owner.

Item 3.  Legal Proceedings
Neither the Registrant nor its subsidiaries nor any officers or directors is a party to any material pending legal proceedings for or against the Company or its subsidiary nor are any of their properties subject to any proceedings.

Item 4.  Submission of Matters of Security Holders to a Vote
None

                                    PART II

Item 5. Market for the Company's Common Stock and Related Stockholder Matters. No significant public trading market has been established for the Company's common stock. The common stock of the Company is traded on an occasional basis by dealers in the over the counter market, the terms of which are not available to the Company. The Company does not believe that listings of bid and asking prices for its stock in the pink sheets are indicative of the actual trades of its stock, since trades are made infrequently. There is no amount of common stock which is subject to outstanding options or warrants to purchase, or securities convertible into, common stock of the Company. On January 31, 1997, the Company effected a one for six reverse stock split. The Company reduced the authorized common shares from 150,000,000 to 100,000,000 and increased the par value from $.001 to $.01 per share.

The approximate number of record holders of the Company's Common Stock on March 15, 1997, was 650.

The Company has not paid any dividends since its reorganization and it is not contemplated that it will pay any dividends on its Common Stock in the foreseeable future. There are no financing agreements in place which restrict payment of dividends.

The Registrant currently serves as its own stock transfer agent and registrar.

Item 6.  Selected Financial Data
The selected financial information presented should be read in conjunction with the consolidated financial statements and the related notes thereto.

                                    Years Ended December 31,
                      1996        1995        1994        1993        1992
                   ----------  ----------  ----------  ----------  ----------
Total Revenue      $1,693,000  $1,448,000  $1,396,000  $1,208,000  $1,125,000
Net Income            141,000       7,000     102,000      89,000      46,000
Earnings Per Share(1)    (.02)          -          .01         .01         .01
At End of Periods
Total Assets        2,154,000   1,949,000   2,212,000   2,125,000   2,110,000
Long-Term Debt             -           -        3,000      17,000          -

 (1) After 1 for 6 stock split discussed in Note 2 to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources The Company's operating capital needs, as well as its capital spending program are generally funded from cash flow generated by operations. Because future cash flow is subject to a number of variables, such as the level of production and the sales price of oil and natural gas, the Company can provide no assurance that its operations will provide cash sufficient to maintain current levels of capital spending. The Company has established a $95,000 line of credit with its bank. The line of credit was established for oil and gas property acquisitions. Accordingly, the Company may be required to seek additional financing from third parties in order to fund its exploration and development programs.

Results of Operations

1996 Compared to 1995
Oil and gas revenues increased due to an increase in production and an increase in oil and gas prices. Severance taxes also increased due to the same reason.

1995 Compared to 1994
Lease operating expenses increased because of an increase in monies spent reworking existing wells.


1994 Compared to 1993
Oil and gas revenues increased $209,000 due to further acquisitions of oil and gas properties. Additionally some of the properties purchased in 1993 were in production for a full year in 1994.
Accordingly, lease operating expenses also increased in 1994.

General and administrative increased $73,000 in 1994 which was primarily due to the addition of one full-time employee.

Item 8. Consolidated Financial Statements and Schedules, index at page 21.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The accountants for the Company are Farmer, Fuqua, Hunt & Munselle, P.C. Certified Public Accountants, who have prepared audit reports for the years ended December 31, 1994, 1995, and 1996.

There have been no disagreements between the Company and Farmer, Fuqua, Hunt & Munselle, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
(a) and (b)The Directors and Executive Officers of the Company and certain information concerning them is set forth below:


Name                      Age            Position
Paul E. Cash (1)          64   Director and President
K. Paul Cash              40   Director, Vice President
                               and Secretary
Gary Goodnight            42   Director, Vice President,
                               and Treasurer
Ralph Butler              44   Director and Vice President
Kyle Wood                 41   Director and Vice President


(1) In addition, Paul E. Cash is the controlling shareholder, Vice President, Secretary and Director of Loch Exploration, Inc., and a Director, Officer and Shareholder in Double River Oil & Gas Co., both of which are publicly-owned companies engaged in the oil and gas business.

All directors hold office until the next annual meeting of the shareholders or until their successors are duly elected and qualified. Officers of the Company serve at the discretion of the board of directors.

(c) Significant employees
      Not applicable

(d) Family relationships
      Paul E. Cash is the father of K. Paul Cash.

(e) Business experience
Paul E. Cash is a graduate of The University of Texas (B.B.A.-Accounting) and is a Certified Public Accountant. He has been active in the oil and gas industry for over 25 years, during which time he has served as financial officer of two publicly-owned companies, Texas Gas Producing Co. and Landa Oil Co., and also served as president of publicly-owned Continental American Royalty Co., Bloomfield Royalty Co., Southern Bankers Investment Co., Spindletop Oil & Gas Co. (a Utah Corporation), Double River Oil & Gas Co., and Loch Exploration Inc. During the last 15 years, Mr. Cash has also been an officer and part owner of several private oil and gas companies and partnerships, and is an officer and director of Double River Oil & Gas Co. and Loch Exploration, Inc. Mr. Cash also formerly served as Mayor of the City of Sunnyvale, Texas.

Gary Goodnight, a Certified Public Accountant, is a Director, Vice President, Treasurer, Controller and Principal Accounting Officer. Mr. Goodnight joined the Company in November 1986. Mr. Goodnight was employed by KPMG Peat Marwick LLP from 1977 to 1979. From 1979 until joining the Company, Mr. Goodnight was employed by various independent oil and gas exploration companies. He received a B.B.A. from the University of Texas at Austin in 1977.

Ralph Butler, Director, Vice President/Engineering and Production, joined the Company in February 1981. Prior to joining the Company, Mr. Butler was employed by United Gas Pipeline Co. and Lone Star Gas Co. He received a B.S. in Engineering Technology and a B.S. in Civil Engineering from Texas A & M University in 1979.

K. Paul Cash, Director, Vice President and Secretary, joined the Company in 1993. Prior to joining the Company he had been a Director and President of Daltex Oil & Gas Co., a privately held company for more than five years. K. Paul Cash is a geologist, having received a degree in geology from the University of Texas at Arlington in 1981.

Kyle D. Wood, has been Vice President, and a Director since December 1994. From 1979 until now, he has been employed by Spindletop Oil & Gas Co. or related companies. From January 1981, to January 1983 he served as Land Manager and Office Manager of Spindletop's former Illinois Basin branch office in Evansville, Indiana. From February, 1983 to April 1987 he served as Land and Contracts Manager for Heflin Oil Company. He attended the University of Oklahoma majoring in Petroleum Land Management and is a Certified Professional Landman.

(f) Involvement in certain legal proceedings.
None of the directors or executive officers of the Registrant, during the past five years, has been involved in any civil or criminal legal proceedings, bankruptcy filings or has been the subject of an order, judgment or decree of any Federal or State authority involving Federal or State securities laws.

Item 11.  Executive Compensation
(a) Cash Compensation
For the year ended December 31, 1996, none of the Company's executive officers were paid cash compensation at the annual rate in excess of $60,000. During 1996, the Company paid cash compensation of approximately $167,000 to all of its officers.

(b) Compensation Pursuant to Plan.  None

(c) Other Compensation
Key employees of the Company, other than Mr. Cash, are permitted to purchase, at cost, a small interest (usually a maximum of 1 to 2% each) of the working interest in prospects to be drilled by the Company. Mr. Cash, or affiliated companies, usually purchase a working interest of 20 to 50% at cost.

Key employees of the Company, except Paul E. Cash, are sometimes assigned overriding royalty interests and/or carried working interest in prospects acquired by or generated by the Company. These interests normally vary from one-half to one percent for each employee. There is no set formula or policy for such program, and the frequency and amounts are largely controlled by the economics of each particular prospect.


(d) Compensation of Directors
Directors are not currently compensated nor are there plans to compensate them for their services on the board.

(e) Termination of Employment and Change of Control Arrangement
There are no plans or arrangements for payment to officers or directors upon resignation or a change in control of the Registrant.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
(a) & (b) Security ownership of certain beneficial owners and managers
The table below sets forth the information indicated regarding the ownership of the Registrant's common stock, $.01 par value, the only outstanding voting securities, as of December 31, 1996 with respect to: (i)any person who is known to the Registrant to be the owner of more than five percent (5%) of the Registrant's common stock;(ii) the common stock of the Registrant beneficially owned by each of the directors of the Registrant and, (iii) by all officers and directors as a group. Each person has sole investment and voting power with respect to the shares indicated, except as otherwise set forth in the footnotes to the table.

                                                                 %BASED ON
                                                NATURE OF      OUTSTANDING
NAME AND ADDRESS OF               NUMBER OF     BENEFICIAL      PERCENT OF
BENEFICIAL OWNER                   SHARES       OWNERSHIP         CLASS
----------------                ---------       ---------      ------------
Paul E. Cash                    6,169,357        Direct             82.39%
9319 LBJ Frwy, Suite 205
Dallas, TX  75243
K. Paul Cash                       72,667        Direct              0.97%
9319 LBJ Frwy, Suite 205
Dallas, TX  75243
Gary Goodnight                    103,334        Direct              1.38%
9319 LBJ Frwy, Suite 205
Dallas, TX  75243
Ralph Butler                      103,459        Direct              1.38%
9319 LBJ Frwy, Suite 205
Dallas,  TX  75243
Kyle Wood                         103,334        Direct              1.38%
9319 LBJ Frwy, Suite 205
Dallas, TX  75243
All officers and directors      6,552,151                           87.50%
as a group

(c) Changes in control
The Company is not aware of any arrangements or pledges with respect to its securities which may result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions (a) Transactions with management and others.
A portion of the business of the Company is the development of oil and gas drilling prospects. In some instances, prospects are developed on leases owned by Paul E. Cash, President, Director and Majority Shareholder of the Registrant. Prospects have been developed on leases owned by Mr. Cash, and the Company expects that prospects will be developed on leases owned by Mr. Cash in the future. In the event that the company develops the prospect on leases owned by Mr. Cash, the company will acquire all or a portion of such leases, at the actual cost to Mr. Cash or the fair market value thereof, whichever is less. Mr. Cash may retain an interest in the leases and participate in the drilling and development of wells thereon on an actual cost basis.

In addition, Mr. Cash and other employees of the Company may participate in the drilling of wells on leases owned by the Company. In the event that such participation occurs, Mr. Cash and the employees of the Company will participate on an actual cost basis to the Company.

The Company operates approximately 120 oil and gas wells. Mr. Cash owns an interest in approximately 90 of these wells, with an average working interest in such wells of 50.6%. Double River owns an interest in approximately 20 of these wells, with an average working interest of 22.4% in those wells. All of such wells are operated pursuant to standard industry operating agreements which provide for the reimbursement to the operator of its actual costs in the operation of the properties and a reimbursement for the overhead at a fixed price on a monthly basis, subject to annual increases. The Registrant believes that all of the overhead rates charged are reasonable, and are at rates which would not be less than would be charged by third party operators. In addition, officers and directors of the Company, other than Mr. Cash, own small interests in approximately 25 of the wells operated by the company.

(b) Certain Business Relationships
Paul E. Cash was the majority shareholder of Double River Oil & Gas Co., (Double River) a publicly-owned oil and gas company, until March 1994, when he sold control of Double River to an unrelated person. Mr.
Cash remains an officer and director of Double River.

Double River was the majority shareholder in Loch Exploration, Inc. until February 1994, when the controlling interest was purchased from Double River by Paul E. Cash. Mr. Cash is an officer and a director of Loch Exploration, Inc.

In 1995, Double River utilized the offices of the Company and certain employees of the Company for a fee of $575 per month. This arrangement ended in 1996. Loch Exploration maintains separate offices and employees. Additionally, Double River and Loch both participate in various wells operated by the Company.

Key employees of the Company, except Paul E. Cash, are sometimes assigned overriding royalty interests and/or carried working interests in prospects acquired by or generated by the Company. These interests normally vary from one-half to one percent for each employee. There is no set formula or policy for such program, and the frequency and amounts are largely controlled by the economics of each particular prospect.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                    PART IV

     (a)  The following documents filed as part of this Report
          1.  Independent Auditors' Report
              Consolidated Balance Sheets at December 31, 1996 and 1995 Consolidated Statements of Income for the years ended December 31, 1996, 1995, and 1994
              Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1996, 1995, and 1994
              Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995, and 1994
              Notes to Consolidated Financial Statements
          2. Financial Statement Schedules required to be filed by Item 8 and Paragraph (d) of this Item 14
              Schedule II Valuation and Qualifying Accounts
              All other schedules have been omitted because they are not applicable or required under the rules of Regulation S-X or the information has been supplied in the consolidated financial statements or notes thereto.
              Such schedules and reports are at page 42 of this Report.
          3. The Exhibits are listed in the index of Exhibits Required by Item 601 of Regulation S-K at Item (c) below and included at page 43.

     (b) No reports on Form 8-K were filed during the last quarter of the period covered by this Report.
     (c) The Index of Exhibits is included following the Financial Statement Schedules beginning at page 43 of this Report.
     (d) The Index to Consolidated Financial Statements and Supplemental Schedules is included following the signatures, beginning at page 21 of this Report.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       SPINDLETOP OIL & GAS CO.



Dated March 27, 1997


                                       By__________________________
                                          Paul E. Cash
                                          President, Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following on behalf of the Company and in the capacities and on the dates indicated.




         Signatures                   Capacity                  Date
Principal Executive Officers:

/s/ Paul E. Cash               President, Director         March 27, 1997
----------------------
    Paul E. Cash

/s/ K. Paul Cash               Secretary, Director         March 27, 1997
----------------------
    K. Paul Cash

/s/ Ralph H. Butler            Vice President,             March 27, 1997
----------------------         Director
    Ralph H. Butler

/s/ Gary D. Goodnight          Treasurer, Director         March 27, 1997
----------------------
    Gary D. Goodnight

/s/ Kyle D. Wood                Vice President,             March 27, 1997
----------------------          Director
    Kyle D. Wood

                   SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
           Index to Consolidated Financial Statements and Schedules


                                                                        Page

Independent Auditors' Report...........................................22

Consolidated Balance Sheets - December 31, 1996
and 1995...............................................................23-24

Consolidated Statements of Income for the years
ended December 31, 1996, 1995 and 1994.................................25

Consolidated Statements of Changes in Shareholders'
Equity for the years ended December 31, 1996,
1995, and 1994.........................................................26

Consolidated Statements of Cash Flows for the
years ended December 31, 1996, 1995
and 1994...............................................................27

Notes to Consolidated Financial Statements.............................28-42

Schedules for the years ended December 31, 1996,
1995 and 1994
      II - Valuation and Qualifying Accounts...........................43




All other schedules have been omitted because they are not applicable, not required, or the information has been supplied in the consolidated financial statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Spindletop Oil & Gas Co.

We have audited the accompanying consolidated balance sheets of Spindletop Oil & Gas Co. (a Texas Corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spindletop Oil & Gas Co. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the index of consolidated financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

FARMER, FUQUA, HUNT & MUNSELLE, P.C.



Dallas, Texas
March 10, 1997



                  SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                                        December 31,
                                                    1996             1995
                                                 ----------       ----------
                   Assets
Current Assets
    Cash                                      $     476,000   $      229,000
    Accounts receivable                             399,000          349,000
    Accounts receivable, related parties             34,000           64,000
    Shareholder Loans                                34,000           22,000
    Inventory                                        31,000            7,000
                                                 ----------       ----------
          Total Current Assets                      974,000          671,000
                                                 ----------       ----------

Property and Equipment - at cost
    Oil and gas properties (full cost method)     2,522,000        2,427,000
    Rental equipment                                329,000          329,000
    Gas gathering systems                           145,000          145,000
    Other property and equipment                    178,000          167,000
                                                 ----------      -----------
                                                  3,174,000        3,068,000
Accumulated depreciation and amortization        (2,055,000)      (1,852,000)
                                                 ----------      -----------
                                                  1,119,000        1,216,000
                                                 ----------      -----------

Other Assets, net of accumulated
amortization of $65,000 and $54,000 at
December 31,1996 and 1995 respectively
                                                     61,000           62,000
                                                  ---------       ----------
Total Assets                                  $   2,154,000   $    1,949,000
                                                  =========       ==========


The accompanying notes are an integral part of these statements.



                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS - (Continued)

                                                       December 31,
                                                   1996           1995
                                                ----------      ----------
    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable and accrued liabilities   $    638,000   $    591,000
   Notes payable                                    12,000          3,000
   Tax savings benefit payable                      94,000         85,000
                                                ----------      ----------
        Total Current Liabilities                  744,000        679,000
                                                ----------      ----------

Shareholders' Equity
 Common stock, $.01 par value;100,000,000
 shares authorized;7,488,304 issued
 (53,654,479 at December 31,1995)                   75,000         54,000
 Additional paid-in capital                        727,000        885,000
 Retained earnings                                 608,000        467,000
                                                ----------      ----------
                                                 1,410,000      1,406,000
 Less treasury stock, at cost; 8,725,625
 shares at December 31, 1995                          -          (136,000)
                                                ----------      ----------
                                                 1,410,000      1,270,000
                                                ----------      ----------

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $  2,154,000   $  1,949,000
                                               ===========     ===========

The accompanying notes are an integral part of these statements.






                   SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


                                       Years ended December 31,
                                   1996          1995          1994
                                ----------    ---------     ---------
Revenues
      Oil and gas revenues     $ 1,287,000  $ 1,033,000  $    913,000
      Revenue from lease
      operations                   215,000      228,000       256,000
      Gas gathering fees            19,000       23,000        34,000
      Equipment rental             114,000      126,000       128,000
      Interest income                4,000        5,000         3,000
      Other                         54,000       33,000        62,000
                                ----------    ---------     ---------
                                 1,693,000    1,448,000     1,396,000
                                ----------    ---------     ---------
Expenses
      Pipeline and rental
      operations                    69,000       57,000        60,000
      Lease operations             704,000      631,000       450,000
      Depreciation and
      amortization                 237,000      253,000       245,000
      General and
      administrative               539,000      496,000       528,000
      Interest expense               3,000        4,000        11,000
                                ----------   ----------    ----------
                                 1,552,000    1,441,000     1,294,000
                                ----------   ----------     ---------

Net Income                     $   141,000  $     7,000  $    102,000
                                ==========   ==========   ===========

Net Income Per Share Of        $      0.02  $      0.00  $       0.01
                                ==========   ==========    ==========
Common Stock
Weighted average shares
outstanding                     7,488,304    7,488,271     7,488,191
                                ==========   ==========    ==========



    The accompanying notes are an integral part of these statements.





                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995, and 1994



                                                  Additional
                              Common Stock         Paid-in   Treasury  Retained
                             Shares      Amount    Capital    Stock    Earnings
                            -----------  --------  --------  --------  -------
Balance January 1,1994      53,653,519 $  54,000 $  885,000  $(136,000) $358,000

Common stock issued to former
 shareholders                      560       -          -           -        -
Net income                         -        -          -           -    102,000
                            -----------  --------   --------  --------  --------
Balance December 31, 1994    53,654,079   54,000    885,000   (136,000)  460,000
Common stock issued to former
 shareholders                       400       -         -           -        -
Net income                        -          -         -           -     7,000
                            -----------  --------   --------  --------  --------
Balance December 31, 1995    53,654,479   54,000    885,000   (136,000)  467,000
Other                              -          -      (1,000)        -         -
Effect of 1 for 6
 stock split                (44,711,903) (45,000)    45,000         -         -
Effect of change in
 par value                        -       81,000    (81,000)        -         -
Retirement of treasury
 stock                       (1,454,272) (15,000)  (121,000)   136,000        -
Net income                        -           -         -          -     141,000
                            -----------  --------  ---------  --------  --------
Balance December 31, 1996    7,488,304  $ 75,000  $ 727,000  $     -   $ 608,000
                            ===========  ========  =========  ========  ========






The accompanying notes are an integral part of these statements.






                   SPINDLETOP OIL & GAS CO AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  Years ended December 31,
                                                 1996        1995       1994
                                               ---------   ---------  ---------
Cash Flows from Operating Activities
 Net Income                                    $ 141,000   $   7,000  $102,000
 Reconciliation of net income to net cash
  provided by operating activities
   Depreciation and amortization                 237,000     253,000   245,000
   (Increase) decrease in accounts receivable    (30,000)   (133,000)  (23,000)
   (Increase) decrease in inventory              (24,000)         -      4,000
   Increase (decrease) in accounts payable        46,000     100,000    72,000
                                                ---------   ---------  ---------
Net cash provided by operating activities        370,000     227,000   400,000
                                                ---------   ---------  ---------

Cash Flows from Investing Activities
 Capitalized acquisition, exploration and
 development                                    (132,000)   (322,000)  (161,000)
 Proceeds from sale of properties                 47,000     146,000        -
 Purchase of property and equipment              (14,000)    (18,000)   (75,000)
 Principal collected on note receivable               -       35,000        -
                                                ---------   ---------  ---------
Net cash used by investing activities            (99,000)   (159,000)  (236,000)
                                                ---------   ---------  ---------

Cash Flows from Financing Activities
 Repayment of notes payable                      (11,000)   (104,000)   (68,000)
 Proceeds from borrowings                             -          -       48,000
 Repayment of shareholder loans                       -      (54,000)   (67,000)
 Net advances to shareholder                     (12,000)        -          -
 Other                                            (1,000)        -          -
 Increase in other assets                             -          -      (11,000)
                                                ---------   ---------  ---------
Net cash used by financing activities            (24,000)   (158,000)   (98,000)
                                                ---------   ---------  ---------
Increase (decrease) in cash                      247,000     (90,000)    66,000
Cash at beginning of period                      229,000     319,000    253,000
                                                ---------   ---------  ---------
Cash at end of period                          $ 476,000  $  229,000 $  319,000
                                                =========   ========   ========


The accompanying notes are an integral part of these statements.

                  SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND ORGANIZATION
Merger and Basis of Presentation
On July 13, 1990, Prairie States Energy Co., a Texas corporation, (the Company) merged with Spindletop Oil & Gas Co., a Utah corporation (the Acquired Company). The name of Prairie States Energy Co. was changed to Spindletop Oil & Gas Co. at the time of the merger.

Organization and Nature of Operations
The Company was organized as a Texas Corporation in September 1985, in connection with the Plan of Reorganization (the Plan), effective September 9, 1985, of Prairie States Exploration, Inc., (Exploration), a Colorado Corporation, which had previously filed for Chapter 11 bankruptcy. In connection with the Plan, Exploration was merged into the Company, with the Company being the surviving corporation. After giving effect to the stock split discussed in
Note 2, up to a total of 166,667 of the Company's common shares may be issued to Exploration's former shareholders. As of December 31, 1996, 1995, and 1994, 122,436, 122,436, and 122,369 shares, respectively, have been issued to former shareholders in connection with the Plan.

Spindletop Oil & Gas Co. is engaged in the exploration, development and production of oil and natural gas; the rental of oilfield equipment; and through one of its subsidiaries, the gathering and marketing of natural gas.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

Consolidation
The consolidated financial statements include the accounts of Spindletop Oil & Gas Co. and its wholly-owned subsidiaries, Prairie Pipeline Co. and Spindletop Drilling Company. All significant intercompany transactions and accounts have been eliminated.

Oil and Gas Properties
The Company follows the full cost method of accounting for its oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves are capitalized and accounted for in cost centers, on a country-by-country basis. If unamortized costs within a cost center exceed the cost center ceiling (as defined), the excess is charged to expense during the year in which the excess occurs.

Depreciation and amortization for each cost center are computed on a composite unit-of-production method, based on estimated proved reserves attributable to the respective cost center. All costs associated with oil and gas properties are currently included in the base for computation and amortization. Such costs include all acquisition, exploration and development costs. All of the Company's oil and gas properties are located within the continental United States.

Gains and losses on sales of oil and gas properties are treated as adjustments of capitalized costs. Gains or losses on sales of property and equipment, other than oil and gas properties, are recognized as part of operations. Expenditures for renewals and improvements are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred.

Property and Equipment
The Company, as operator, leases equipment to owners of oil and gas wells, on a month-to-month basis.

The Company, as operator, transports gas through its gas gathering systems, in exchange for a fee.

Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives (5 to 10 years for rental equipment and gas gathering systems, 4 to 5 years for other property and equipment). The straight-line method of depreciation is used for financial reporting purposes, while accelerated methods are used for tax purposes.

Inventory
Inventory consists of oil field materials and supplies, stated at the lower of average cost or market.

Goodwill
The goodwill resulting from the contingent consideration, as discussed in Note 8, is being amortized over the remaining life of the net operating loss and investment credit carryforwards existing at the time of the Plan discussed in
Note 1, which expire at various dates through 2000.

Income Taxes
The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109), which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using enacted tax rates in effect in the years in which the differences are expected to reverse. These temporary differences primarily relate to depreciation, depletion and intangible drilling costs. The Company has established a full valuation allowance against these carryforward benefits, due to uncertainty as to the Company's ability to utilize the loss carry forwards.

Investment Tax Credits
Investment tax credits are accounted for by the "flow-through" method which recognizes the credits as a reduction of income tax expense in the year the credit is utilized.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock Split
In December 1996 the Board of Directors declared a 1-for-6 reverse stock split on the Company's common stock. The record date was January 31, 1997. All share and per share data as appropriate, reflect this split. The effect of the split is presented retroactively within stockholder's equity at December 31, 1996 by transferring the par value for the additional shares issued from additional paid-in capital to the common stock accounts.

Treasury Stock
Effective December 31, 1996 the Company retired all treasury shares. The Company transferred the appropriate amounts to the common stock and additional paid-in capital accounts.


3.  ACCOUNTS RECEIVABLE
                                               December 31,
                                            1996         1995
                                          ----------  ----------
       Trade                             $  416,000   $ 335,000
       Accrued revenues                     203,000     208,000
       Other                                 10,000       6,000
                                          ----------  ----------
                                            629,000     549,000
       Less allowance for losses           (230,000)   (200,000)
                                          ----------  ----------
                                         $  399,000   $ 349,000
                                          ==========  ==========



4.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                              December 31,
                                            1996         1995
                                          ----------  ----------
       Trade payables                    $  175,000   $ 189,000
       Production proceeds payable          376,000     323,000
       Accrued production taxes               7,000       8,000
       Other                                 80,000      71,000
                                          ----------  ----------
                                         $  638,000   $ 591,000
                                          ==========  ==========

5.  RECLASSIFICATION

Certain amounts have been reclassified in the 1995 consolidated financial statements to conform to the 1996 presentation.

6.  NOTES PAYABLE

                                                         December 31,
                                                     1996          1995
                                                 ----------     ----------
Notes  payable to banks,  bearing
interest at rates ranging from 8.0%
to 9.75%, collateralized by equipment
with an original cost of $20,000,
payable in monthly installments
totaling $1,600 through December 1997             $  12,000     $   2,000



Line of credit  with a bank,  under
which the Company may borrow up to
$95,000, bearing  interest  at 9%,
due on demand or, if no demand be
made,in monthly installments of
$4,000 through May 1996, collateralized
by equipment with an original cost
of $164,000                                            -           1,000

                                                    12,000         3,000
Less current portion                               (12,000)       (3,000)
                                                 ----------     ----------
                                                $     -        $     -
                                                 ==========     ==========



Substantially all of the Company's debt is personally guaranteed by Mr. Paul E. Cash, the majority shareholder.


7.  RELATED PARTY TRANSACTIONS

From March 1994 until 1996, the Company has provided various personnel, office space, supplies and other administrative services to a related company, Double River Oil & Gas Co. (Double River) for a fee of $575 per month.

At December 31, 1996, and 1995, approximately $3,000 and $3,000 respectively, are due from Double River. Double River purchased some of the Company's natural gas for resale to third parties. In July 1992, the Company entered into a Gas Purchase Agreement with Double River, whereby the Company agreed to sell natural gas to Double River at a price equal to 99% of Double River's resale price under certain sales contracts between Double River and three independent purchasers.The agreement expired in March 1995 and was assigned to Prairie Pipeline in March 1994 as discussed below. Sales of natural gas to Double
River amounted to $-0- in 1996,  $-0- in 1995 and  $143,000  in 1994.

Mr. Cash was the majority shareholder of Double River until March 1994, when he sold control of Double River to an unrelated person. Mr. Cash remains an officer, shareholder and director of Double River. The Gas Purchase Agreement discussed above was assigned by Double River to Prairie Pipeline Co. at the time control of Double River was sold.


Included in the accompanying balance sheets are the following amounts related to Mr.Cash:

                                                      December 31,
                                                   1996          1995
                                                ----------   ----------
Accounts receivable, trade                     $    4,000    $  24,000
Production proceeds payable                             -      (37,000)
Shareholder loans, non-interest bearing            34,000       22,000

Key employees of the Company, except Paul E. Cash, are sometimes assigned overriding royalty interests and/or carried working interest in prospects acquired by or generated by the Company. These interests normally vary from one-half to one percent for each employee. There is no set formula or policy for such program, and the frequency and amounts are largely controlled by the economics of each particular prospect.

In January and February 1997, the Company made cash advances to Mr. Cash totaling $114,000.

8.  INCOME TAXES

The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 utilizes the liability method of computing deferred income taxes.

For  Federal  income  tax  purposes,  the  Company  has net  operating  loss and
investment   credit   carryovers  of  approximately   $1,334,000  and  $367,000,
respectively,  which  expire  at  various  dates  through  2010.  Of  these  tax carryovers, $1,106,000 resulted from losses occurring prior to the reorganization discussed in Note 1.

In connection with the Plan discussed in Note 1, the Company agreed to pay, in cash, to Exploration's unsecured creditors, as defined, one-half of the future reductions of Federal income taxes which were directly related to any allowed carryovers of Exploration's net operating losses and investment tax credits. Such payments are to be made on a pro-rata basis. Amounts incurred under this agreement, which are considered contingent consideration under APB No. 16, totaled $9,000, $18,000, and $-0- in 1996, 1995 and 1994, respectively, and have been recorded as goodwill. As of December 31, 1996 the Company has not received a ruling from the Internal Revenue Service concerning the net operating loss and investment credit carryovers. Until the tax savings which result from the utilization of these carryforwards is assured, the Company will not pay to Exploration's unsecured creditors any of the tax savings benefit.
As of December 31, 1996 and 1995, the Company owes $94,000 and $85,000 respectively to Exploration's unsecured creditors.

In calculating tax savings benefits described above, consideration was given to the alternative minimum tax, where applicable, and the tax effects of temporary differences, as shown below:

                                      1996          1995          1994
                                 ------------- ------------- ---------
Intangible drilling costs        $ (110,000)     $ (95,000)  $  (20,000)
Differences between book and
tax depreciation, depletion and
amortization                         32,000       104,000       103,000

Deferred income taxes reflect the effects of temporary differences between the tax bases of assets and liabilities and the reported amounts of those assets and liabilities for financial reporting purposes. Deferred income taxes also reflect the value of net operating losses, investment tax credits and an offsetting valuation allowance. The Company's total deferred tax assets and corresponding valuation allowance at December 31, 1996 and 1995 consisted of the following:

                                                      December 31,
                                                   1996          1995
                                               ----------    ----------
Deferred tax assets
  Net operating loss carryforwards             $  334,000    $  352,000
  Investment tax credit carryforwards             367,000       367,000
  Depreciation, depletion and amortization        118,000       110,000
  Other, net                                        7,000         7,000
                                               ----------    ----------
      Total                                       826,000       836,000
Deferred tax liabilities
  Intangible drilling costs                      (138,000)     (110,000)
                                               -----------   -----------

Net deferred tax assets                           688,000       726,000
  Less valuation allowance                       (688,000)     (726,000)
                                               -----------   -----------
Net deferred tax asset                         $       -    $        -
                                               ===========   ===========

SFAS 109 requires that a valuation allowance be recorded against tax assets which are not likely to be realized. The Company's carryforwards expire at specific future dates and utilization of certain carryforwards is limited to specific amounts each year. However, due to the uncertain nature of their ultimate realization based upon past performance and expiration dates, the Company has established a full valuation allowance against these carryforward benefits and is recognizing the benefits only as reassessment demonstrates they are realizable. Realization is entirely dependent upon future earnings in specific tax jurisdictions. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carryforwards arising prior to reorganization will be credited to additional paid-in capital, because they bear no relationship to current operations, while the tax benefits of carryforwards arising after reorganization will be recorded in future operations as a reduction of the Company's income tax expense.

9.  CASH FLOW INFORMATION
The Company does not consider any of its assets to meet the definition of a cash equivalent.

Net cash provided by operating activities includes cash payments for interest of $3,000, $4,000 and $11,000 in 1996, 1995, and 1994, respectively.

Excluded from the Consolidated Statements of Cash Flows were the effects of certain non-cash investing and financing activities, as follows:


                                       1996         1995         1994
                                     ----------  ----------   ----------
Purchase of equipment for  notes
payable                              $  20,000   $       -    $   15,000

Retirement of fully depreciated
assets                                  23,000        7,000       27,000

Goodwill capitalized as additional
cost of acquired company                 9,000       18,000           -

Tax savings benefit payable              9,000       18,000           -

Retirement of treasury stock           136,000           -            -

Effect of 1 for 6 reverse stock
split and change in par value          137,000           -            -

Acquisition of oil and gas
properties in exchange for
forgiveness of accounts receivable      10,000           -            -


10.  EARNINGS PER SHARE
Earnings per common share is based on the weighted average number of shares outstanding during each year, adjusted for the effects of the stock split discussed in Note 2.


11.  CONCENTRATIONS OF CREDIT RISK
As of December 31, 1996, the Company and one of its subsidiaries had approximately $266,000 and $199,000, respectively, in checking accounts at one bank.

Most of the Company's business activity is in Texas. Accounts receivable as of December 31, 1996 and 1995 are primarily from a wide variety of individual and institutional owners of joint interests in oil and gas wells. A portion of the Company's ability to collect these receivables is dependent upon revenues generated from sales of oil and gas produced by the related wells.


12. FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments at December 31, 1996 and 1995 follow:

                                         1996                        1995
                                 -------------------       -------------------
                                 Carrying      Fair        Carrying      Fair
                                  Amount       Value        Amount       Value
                                 ---------  --------       ---------  ---------
 Cash                          $  476,000  $  476,000    $  229,000  $  229,000
 Accounts receivable              399,000     399,000       349,000     349,000
 Accounts receivable,
   related parties                 34,000      34,000        64,000      64,000
 Shareholder loans                 34,000      34,000        22,000      22,000
 Notes payable                     12,000      12,000        32,000      32,000

 The fair value amounts for each of the financial instruments listed above approximate carrying amounts due to the short maturities of these instruments.


13.  COMMITMENTS AND CONTINGENCIES
The Company's lease for office space expires in May 1997. Rent expense incurred under this operating lease was approximately $39,000, $38,000 and $43,000 in 1996, 1995 and 1994, respectively.

In connection with the Plan of Reorganization discussed in Note 1, the Company agreed to pay, in cash, to Exploration's unsecured creditors, as defined, one-half of the future reduction of Federal income taxes which were directly related to any allowed carryovers of Exploration's net operating losses and investment tax credits. These net operating losses and investment tax credits expire at various dates through 2000.

In June 1993, Spindletop Drilling Company entered into an agreement with Loch Exploration, Inc., whereby the parties agreed to combine their talents and resources to evaluate and acquire producing and non-producing oil and gas properties at various auctions. Any such properties acquired under the terms of this agreement are to be acquired by initial assignment to the Company. The Company has agreed to provide Loch with a recordable assignment of its interest, such interest to be determined by the proportionate share of monies expended for the acquisition of said properties. All costs are to be borne by the Company and Loch in the same proportions as their respective ownership interests. The Company will serve as administrator for properties acquired in connection with this agreement, and will be entitled to an overhead reimbursement for properties for which the Company serves as operator. This agreement had an initial term of six months, and continues month to month thereafter, until canceled by either party.

In March 1994, the Company entered into an agreement with PGC Gas Company, an unaffiliated entity, under terms similar to those of the agreement with Loch Exploration, Inc., described above. This agreement has an initial term of six months, and will continue month to month thereafter, until canceled by either party.

The Company's oil and gas exploration and production activities are subject to Federal, State and environmental quality and pollution control laws and regulations. Such regulations restrict emission and discharge of wastes from wells, may require permits for the drilling of wells, prescribe the spacing of wells and rate of production, and require prevention and clean-up pollution.

Although the Company has not in the past incurred substantial costs in complying with such laws and regulations, future environmental restrictions or requirements may materially increase the Company's capital expenditures, reduce earnings, and delay or prohibit certain activities.

14.  ADDITIONAL OPERATIONS AND BALANCE SHEET INFORMATION
Certain information about the Company's operations for the years ended December 31, 1996, 1995, and 1994 follows.

Significant Oil and Gas Purchasers
The Company's oil sales are made on a day to day basis at approximately the current area posted price. The loss of any oil purchaser would not have an adverse effect upon operations. The Company generally contracts to sell its natural gas to purchasers pursuant to both short-term and long-term contracts. Additionally, some of the Company's natural gas not under contract is sold at the then current prevailing "spot" price on a month to month basis. Following is a summary of significant oil and gas purchasers during the three year period ended December 31, 1996.



                                                  Year Ended
                                                 December 31,
                                           1996     1995     1994
                                          ------   ------   ------
Lone Star Gas Company and Affiliates         -%       -%       29%
Mitchell Marketing Co.                       12       -        -
Tristar Gas Company                          10       -        -
Texas Utilities Fuel Company                 18       23       28

There are no other customers of the Company which individually accounted for more than 10% of the Company's oil and gas revenues during the three years ended December 31, 1996.


                                        Year Ended December 31,
                                      1996            1995           1994
                                  -------------   -------------  -------------
Capitalized costs relating to
oil and gas producing
activities:
    Unproved properties          $      21,000   $       41,000  $     41,000
    Proved properties                2,501,000        2,386,000     2,210,000
                                    ----------      -----------   -----------

    Total Capitalized Costs          2,522,000        2,427,000     2,251,000
    Accumulated amortization        (1,560,000)      (1,386,000)   (1,190,000)
                                    -----------     -----------   -----------
                                 $     962,000   $    1,141,000  $  1,061,000
                                    ===========      ===========    ===========


                                                   Year ended December 31,
                                                  1996       1995       1994
                                              ---------  ---------   ---------
Costs incurred in oil and gas property
acquisition, exploration and development:
 Acquisition of Properties                   $  43,000   $ 212,000   $  141,000
 Exploration Costs                              31,000          -          -
 Development Costs                              68,000     110,000       20,000
                                              ---------   ---------    ---------
                                             $ 142,000   $ 322,000   $  161,000
                                              =========   =========    =========





Results of operations from producing                Year ended December 31,
activities:                                  1996          1995          1994
                                          -----------   -----------   ----------
 Sales of oil and gas                    $ 1,287,000  $  1,033,000   $  913,000
                                          -----------   -----------   ----------

 Production costs                            704,000       631,000      450,000
 Amortization of oil and gas properties      174,000       196,000      185,000
                                          -----------   ----------    ----------
                                             878,000       827,000      635,000
                                          -----------   ----------    ----------
                                         $   409,000   $   206,000   $  278,000
                                          ==========    ==========    ==========

                                                  Year ended December 31,
                                               1996        1995        1994
                                             ---------   ---------   ---------
Sales price per equivalent Mcf              $     2.71  $     2.40  $     2.58
                                             =========   =========   =========
Production cost per equivalent Mcf          $     1.48  $     1.47  $     1.27
                                             =========   =========   =========
Amortization per equivalent Mcf             $      .37  $      .46  $      .52
                                             =========   =========   =========
Costs incurred in gas gathering and
equipment rental

Acquisition of property and equipment      $        -   $    8,000  $   37,000
                                             =========   =========  ==========



Results of operations from gas
gathering and equipment rental:

Revenues                                 $  133,000  $  149,000  $  162,000
                                            -------     -------    --------
Operating Expenses                           69,000      57,000      60,000
Depreciation                                 27,000      28,000      28,000
                                            -------     -------    --------
                                             96,000      85,000      88,000
                                            -------     -------    --------
                                         $   37,000  $   64,000  $   74,000
                                            =======     =======    ========

15.  BUSINESS SEGMENTS
The Company's two business segments are (1) oil and gas exploration, production and operations and (2) transportation of natural gas, including related equipment rental. The following is a summary of selected information for these segments for the three-year period ended December 31, 1996:

                                          1996         1995         1994
                                      -----------  -----------  -----------
Revenues:
Oil and gas exploration, production
and operations                       $ 1,502,000   $ 1,261,000   $ 1,169,000
Gas gathering and equipment rental       133,000       149,000       162,000
                                      ----------     ---------     ---------
                                     $ 1,635,000   $ 1,410,000   $ 1,331,000
                                      ==========     =========     =========

Income from operations:
Oil and gas exploration, production
 and operations                          624,000   $   434,000   $   534,000
Gas gathering and equipment rental        37,000        64,000        74,000
                                       ---------     ---------     ---------
                                         661,000       498,000       608,000
Corporate and other (1)                 (520,000)     (491,000)     (506,000)
                                       ---------    ----------    ----------
Consolidated net income               $  141,000   $     7,000    $  102,000
                                       =========    ==========    ==========

Identifiable assets:
Oil and gas exploration, production
and operations                        $  962,000   $ 1,041,000   $ 1,061,000
Gas gathering & rental equipment          98,000       124,000       144,000
                                       ---------     ---------     ---------
                                       1,060,000     1,165,000     1,205,000
Corporate and other (2)                1,094,000       784,000     1,007,000
                                       ---------     ---------    ----------
                                     $ 2,154,000   $ 1,949,000   $ 2,212,000
                                       =========     =========     =========

(1) Corporate and other includes general and administrative expenses, other non-operating income and expense and income taxes.

(2) Corporate and other includes cash, accounts and notes receivable, inventory, other property and equipment and intangible assets.

16.  SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                                          Charged
                                                    Directly to Expense
                                                1996        1995       1994
                                              ---------   ---------  ---------
Maintenance and Repairs                      $   70,000  $  57,000  $  60,000
Production taxes                                 74,000     51,000     47,000
Taxes, other than payroll and income taxes       19,000     27,000     28,000

17.  SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)
The Company's net proved oil and gas reserves as of December 31, 1996, 1995 and 1994 have been estimated by Company personnel in accordance with guidelines established by the Securities and Exchange Commission. Accordingly, the following reserve estimates were based on existing economic and operating conditions. Oil and gas prices in effect at December 31 of each year were used. Operating costs, production and ad valorem taxes and future development costs were based on current costs with no escalation.

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production and timing of development expenditures. The following reserve data represents estimates only and should not be construed as being exact. Moreover, the present values should not be construed as the current market value of the Company's oil and gas reserves or the costs that would be incurred to obtain equivalent reserves.

Changes in Estimated Quantities of Proved Oil and Gas Reserves
                                                    Oil           Gas
                                                    Bbls          Mcf
                                                  --------   ----------
Proved reserves:
Balance December 31, 1993                           44,935    1,825,634
Acquired properties                                 13,070      376,108
Extensions and discoveries                               -            -
Revisions of previous estimates                      9,025     (125,774)
Production                                         (11,584)    (284,903)
                                                   --------   ----------
Balance December 31, 1994                           55,446    1,791,065
Acquired properties                                 21,176      344,739
Sales of reserves in place                          (4,886)     (63,620)
Revisions of previous estimates                     18,205      275,468
Production                                         (17,873)    (322,465)
                                                   --------   ----------
Balance December 31, 1995                           72,068    2,025,187
Extensions and discoveries                               -      118,963
Sales of reserves in place                          (2,631)     (10,329)
Revisions of previous estimates                     19,930      708,427
Production                                         (17,276)    (371,074)
                                                   --------   ----------
Balance December 31, 1996                           72,091    2,471,174
                                                   =======    =========

Proved Developed Reserves:
Balance December 31, 1994                           55,446    1,528,355
Balance December 31, 1995                           70,257    1,758,260
Balance December 31, 1996                           72,091    2,181,212

         Standardized Measure of Discounted Future Net Cash Flows and
            Changes Therein Relating to Proved Oil and Gas Reserves
                                  (Unaudited)

The Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves ("Standardized Measures") does not purport to present the fair market value of a company's oil and gas properties. An estimate of such value should consider, among other factors, anticipated future prices of oil and gas, the probability of recoveries in excess of existing proved reserves, the value of probable reserves and acreage prospects, and perhaps different discount rates. It should be noted that estimates of reserve quantities, especially from new discoveries, are inherently imprecise and subject to substantial revision.

Future net cash flows were computed using the contract price which was not escalated. Future production includes operating costs and taxes. No deduction has been made for interest, general corporate overhead, depreciation or amortization. Future income tax payable was not computed because of the net operating loss carryforward (See Note 8). The annual discount of estimated future net cash flows is defined, for use herein, as future cash flows discounted at 10% per year, over the expected period of realization

                                            December 31,
Standardized Measures of           1996          1995             1994
                               ------------ --------------  ----------
Discounted Future Net Cash
Flows:

Future production revenue      $  6,429,000 $    4,859,000  $  4,393,000
Future development costs           (128,000)      (87,000)       (85,000)
Future production costs          (3,171,000)   (2,671,000)    (2,411,000)
                                  ----------   -----------    ----------

Future net cash flows before
Federal income tax                3,130,000     2,101,000      1,897,000
Future Federal income tax                 -             -              -
                                  ---------    ----------     ----------
Future net cash flows             3,130,000     2,101,000      1,897,000
Effect of discounting 10%
per year                          (749,000)       (476,000)     (370,000)
                                  ---------      ----------   ----------
                               $  2,381,000 $    1,625,000  $  1,527,000
                                  =========     ==========    ==========


                                       1996             1995           1994
                                    --------        ---------       ---------
Change Relating to the
Standardized Measures of
Discounted Future Net Cash
Flows:
Beginning balance             $     1,625,000  $    1,527,000   $    1,742,000
Oil and gas sales, net of
production costs                     (583,000)       (402,000)        (463,000)
Net change in prices, net of
production costs                      668,000         (18,000)        (126,000)
Extensions and discoveries            187,000              -                -
Purchase of reserves in place            -            250,000          245,000
Sales of reserves in place             (9,000)        (61,000)               -
Revisions of quantity
estimates                             999,000         339,000          (69,000)
Accretion of discount                 163,000         153,000          174,000
Other                                (669,000)       (163,000)          24,000
                                   -----------      -----------      ---------
                              $     2,381,000  $    1,625,000   $    1,527,000
                                   ===========     ===========       ==========



18. SUBSEQUENT EVENT

In March 1997, the Company signed a letter of intent with Network Investor Communications, Inc., R. Deller, F. Schiemann and K. Dickson (collectively "Network"), whereby the Company has agreed to engage Network to perform market making assistance, investor relations services and to arrange for a licensed stock brokerage firm or firms to assist the Company in raising approximately $1,000,000 in new capital. Fees payable to such stock brokerage firms are not presently expected to exceed 13% of the total funds actually raised, plus $40,000 to $50,000 of unspecified costs.

Per terms of the letter of intent the Company will pay Network fees not to exceed $5,000 per month for a period of three months, plus direct costs. The Company has the right to approve, in advance, any direct costs in excess of $500. One-half of the $15,000 in fees for the three month period will be deferred and payable only when the Company has successfully raised the proposed $1,000,000 in new capital. At the end of three months, the Company can elect to continue the services under terms to be negotiated.

Additionally, the Company has agreed to issue a warrant to Network for up to 1,000,000 shares of the Company's $.01 par value common stock and to elect one-third of its board of directors from representatives of Network, in the event that the new capital is successfully raised.

There can be no assurance that the new capital will be raised or that the market making assistance and investor relations services will be successful.

                                                                   SCHEDULE II

               SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                   VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994



                                        Charged To
                                    Beginning  Costs and               Ending
       Description                   Balance   Expenses   Deductions   Balance
------------------------          ----------- ---------- ----------- ---------
Allowance for Doubtful Accounts:

December 31, 1994                 $   175,000   $ 25,000    $   -   $  200,000
                                      ========  ========    =======    =======
December 31, 1995                 $   200,000         -         -   $  200,000
                                      ========  ========    =======    =======
December 31, 1996                 $   200,000     30,000        -   $  230,000
                                      ========  ========    =======    =======


                   SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES


                               Index to Exhibits
                                                            PAGE


22.  Subsidiaries of the Registrant                           44

                  SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES




                          Subsidiaries the Registrant


Prairie Pipeline Co. incorporated June 22, 1983, under the laws of the State of Texas, is a wholly-owned subsidiary of Registrant.


Spindletop Drilling Company, incorporated September 5, 1975, under the laws of the State of Texas, is a wholly-owned subsidiary of the Registrant.