Form 10-Q
period 1997-03-31
SPINDLETOP OIL & GAS CO
filed 1997-05-14
CIK 867038

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended March 31, 1997                   Commission File No. 0-18774



                            Spindletop Oil & Gas Co.
             (Exact name of registrant as specified in its charter)


               Texas                                     75-2063001
(State or ther jurisdiction of incorporation       (IRS Employer or I.D.#)
 or organization)

9319 LBJ, Frwy., #205,   Dallas, Texas                     75243
(Address of principle executive offices)               (Zip Code)


                                  (972)644-2581
               Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

                      YES   X                             NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - $.01 par value                         7,488,304
       (Title of Class)                       (Number of shares Outstanding
                                                  on May 10, 1997)

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

                            FORM 10-Q March 31, 1997

                                      INDEX

Part I  Financial Information:                                      Page No.
     Item 1.  Financial Statements.

         Consolidated Balance Sheets
          March 31, 1997 (Unaudited) and December 31, 1996...............3

         Consolidated Statements of Income (Unaudited)
          Three Months Ended March 31, 1997 and 1996.....................5

         Consolidated Statements of Cash Flows (Unaudited)
          Three Months Ended March 31, 1997 and 1996.....................6

         Notes to Consolidated Financial Statements......................7

     Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................8

Part II Other Information:
     Item 6.  Exhibits and Reports on Form 8-K...........................9

Part I Financial information
Item 1. Financial statements


                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                     March 31      December 31
                                                       1997           1996
                                                   -----------     -----------
                                                    (Unaudited)
                       Assets
Current Assets
 Cash                                               $   386,000     $   476,000
 Accounts receivable                                    503,000         399,000
 Accounts receivable, related parties                     3,000          34,000
 Shareholder loans                                      171,000          34,000
 Inventory                                                9,000          31,000
                                                    -----------     -----------
     Total Current Assets                             1,072,000         974,000
                                                    -----------     -----------

Property and Equipment - at cost
 Oil and gas properties (full cost method)            2,549,000       2,522,000
 Rental equipment                                       329,000         329,000
 Gas gathering systems                                  145,000         145,000
 Other property and equipment                           186,000         178,000
                                                    -----------     -----------
                                                      3,209,000       3,174,000
Accumulated depreciation and amortization            (2,113,000)     (2,055,000)
                                                    -----------     -----------
                                                      1,096,000       1,119,000


Other Assets, net of accumulated
amortization of $68,000 and $65,000 at
March 31, 1997 and December 31, 1996
respectively
                                                         58,000          61,000
                                                    -----------     -----------
Total Assets                                        $ 2,226,000     $ 2,154,000
                                                    ===========     ===========


See accompanying notes to financial statements.


                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                     March 31,     December 31,
                                                       1997           1996
                                                    -----------    -----------
                                                    (Unaudited)

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued
  liabilities                                       $    594,000   $    638,000
  Notes payable                                           14,000         12,000
  Tax savings benefit payable                             94,000         94,000
                                                     -----------    -----------
    Total Current Liabilities                            702,000        744,000
                                                     -----------    -----------



Shareholders' Equity
  Common stock,$.01 par value;
  100,000,000    shares  authorized;
  7,488,304 issued (7,488,304 at
  December 31, 1996)                                      75,000         75,000
  Additional paid-in capital                             727,000        727,000
  Retained earnings                                      722,000        608,000
                                                    ------------    -----------
                                                       1,524,000      1,410,000
                                                    ------------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $  2,226,000   $  2,154,000
                                                    ============    ============


See accompanying notes to financial statements.

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                Three Months Ended
                                                      March 31,
                                              -------------------------
                                                 1997           1996
                                              ----------     ----------
 Revenues
   Oil and gas revenues                      $  438,000     $  276,000
   Revenue from lease operations                 48,000         55,000
   Gas gathering fees                             4,000          5,000
   Equipment rental                              24,000         29,000
   Sale of natural gas                           18,000             -
   Interest Income                                1,000          1,000
   Other                                          1,000             -
                                              ----------     ----------
                                                534,000        366,000
                                              ----------     ----------
 Expenses
   Pipeline and rental operations                21,000         14,000
   Lease operations                             182,000        153,000
   Purchase of natural gas                       17,000             -
   Depreciation and amortization                 61,000         58,000
   General and administrative                   138,000        128,000
   Interest expense                               1,000          2,000
                                              ----------     ----------
                                                420,000        355,000
                                              ----------     ----------

 Net Income                                  $  114,000      $  11,000
                                              ==========     ==========

 Net Income Per Share of
 Common Stock                                $    .015       $     0
                                              ==========     ==========

 Weighted average shares outstanding          7,488,304      7,488,304
                                              ==========     ==========


See accompanying notes to financial statements.

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                        1997           1996
                                                     -----------    -----------
Cash Flows from Operating Activities
  Net Income                                          $  114,000     $  11,000
   Reconciliation of net income to net cash
   provided by operating activities:
   Depreciation and amortization                          61,000        57,000
   (Increase) decrease in accounts receivable            (73,000)       13,000
   (Increase) decrease in inventory                       22,000       (12,000)
   Increase (decrease) in accounts payable               (44,000)       (9,000)
                                                       ----------     ---------
Net cash provided (used) by operating activities          80,000        60,000
                                                       ----------     ---------

Cash Flows from Investing Activities
  Capitalized acquisition, exploration and
   development costs                                     (27,000)      (41,000)
  Purchase of property and equipment                      (8,000)      (25,000)
  Principal collected on note receivable                     -              -
                                                       ----------     ---------
Net cash used by investing activities                    (35,000)      (66,000)
                                                       ----------     ---------

Cash Flows from Financing Activities
  Repayment of notes payable                              (6,000)       (2,000)
  Proceeds from borrowings                                 8,000        10,000
  Advances to shareholder                               (137,000)      (10,000)
                                                       ----------     ---------
Net cash provided (used) by financing activities        (135,000)       (2,000)
                                                       ----------     ---------
Decrease in cash                                         (90,000)       (8,000)
Cash at beginning of period                              476,000       229,000
                                                       ----------     ---------
Cash at end of period                               $    386,000    $  221,000
                                                       ==========     =========


See accompanying notes to financial statements.

                    Spindletop Oil & Gas Co. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Note 1. Basis of Presentation

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this form 10-Q may wish to refer to the Company's Form 10-K for the year ended December 31, 1996 for further information.

In the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operations and changes in cash flows of the Company and its consolidated subsidiary for the interim periods.


Note2. Subsequent events

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

                    Spindletop Oil & Gas Co. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Item 2.      Management's Discussion and Analysis
                     of Financial Condition and Results of Operation

Results of Operations

1997 Compared to 1996
Oil and gas revenues increased in 1997 primarily due to a sharp increase in oil and gas prices. Although prices rose sharply during the winter, these prices are not expected to remain strong. Gas production also increased primarily the result of an existing well that was brought back into production. This well, not in production in 1996, accounted for approximately $35,000 of oil and gas revenues during the first quarter of 1997.

In December 1996 the Company expanded its current pipeline system by acquiring, at no cost, a pipeline system in Hood County, Texas. The Company began purchasing natural gas of other producers and reselling this gas to a pipeline marketing affiliate. Therefore both gas purchases and natural gas sales increased in 1997.

Lease operating expenses increased in 1997. This was due to an increase in severance taxes from higher oil and gas prices and also due to an increase in repairs and maintenance on existing wells.


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

                    Spindletop Oil & Gas Co. and Subsidiaries
                                 March 31, 1997




Part II Other Information

      Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits - None

      (b)  Reports on Form 8-K - None

                                    Signature




      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                               SPINDLETOP OIL & GAS CO.
                                                     (Registrant)



DATE: May 13, 1997                             By:/s/ Paul E. Cash
                                                  -----------------
                                                      President





DATE: May 13, 1997                             By:/s/ Gary Goodnight
                                                  ------------------
                                                      Controller