Form 10-Q
period 1997-06-30
SPINDLETOP OIL & GAS CO
filed 1997-08-14
CIK 867038

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter ended June 30, 1997

                           Commission File No. 0-18774


                            Spindletop Oil & Gas Co.
             (Exact name of registrant as specified in its charter)


             Texas                                     75-2063001
 (State or other jurisdiction of                  (IRS Employer or I.D.#)
  incorporation  or organization)

9319 LBJ Freeway, Suite 205, Dallas, Texas               75243
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

                           YES   X                NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - $.01 par value                         7,488,304
         (Title of Class)                    (Number of shares Outstanding
                                                  on August 12,1997)

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

                                    FORM 10-Q
                                  June 30, 1997


                                      INDEX

Part I  Financial Information:                                       Page No.
  Item 1.  Financial Statements.

    Consolidated Balance Sheets
       June 30, 1997 (Unaudited) and December 31, 1996....................3

    Consolidated Statements of Income (Unaudited)
       Six Months and Three Months Ended June 30, 1997 and 1996...........5

    Consolidated Statements of Cash Flows (Unaudited)
       Six Months Ended June 30, 1997 and 1996............................6

    Notes to Consolidated Financial Statements............................7

  Item 2.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations...................................8

Part II Other Information:
  Item 6.  Exhibits and Reports on Form 8-K...............................9

Part I Financial information
Item 1. Financial statements


                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                       June 30     December 31
                                                        1997           1996
                                                     -----------    -----------
                                                     (Unaudited)
                             Assets
Current Assets
 Cash                                                $   379,000    $   476,000
 Accounts receivable                                     665,000        399,000
 Accounts receivable, related parties                      3,000         34,000
 Shareholder loans                                       146,000         34,000
 Inventory                                                 9,000         31,000
                                                     -----------    -----------
      Total Current Assets                             1,202,000        974,000
                                                     -----------    -----------

Property and Equipment - at cost
 Oil and gas properties (full cost method)             2,618,000      2,522,000
 Rental equipment                                        329,000        329,000
 Gas gathering systems                                   145,000        145,000
 Other property and equipment                            186,000        178,000
                                                     -----------    -----------
                                                       3,278,000      3,174,000
Accumulated depreciation and amortization             (2,171,000)    (2,055,000)
                                                     -----------    -----------
                                                       1,107,000      1,119,000
                                                     -----------    -----------


Other Assets, net of accumulated amortization
of $71,000 and $65,000 at June 30, 1997 and
December 31, 1996 respectively                            55,000         61,000
                                                     -----------    -----------
Total Assets                                         $ 2,364,000    $ 2,154,000
                                                     ===========    ===========



See accompanying notes to financial statements.

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                       June 30,    December 31,
                                                         1997          1996
                                                     -----------    -----------
                                                     (Unaudited)

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities            $  734,000     $  638,000
  Notes payable                                            9,000         12,000
  Tax savings benefit payable                             94,000         94,000
                                                      ----------     ----------
      Total Current Liabilities                          837,000        744,000
                                                      ----------     ----------



Shareholders' Equity
  Common stock,$.01 par value; 100,000,000
  shares authorized; 7,488,304 issued
  (7,488,304 at December 31, 1996)                        75,000         75,000
  Additional paid-in capital                             727,000        727,000
  Retained earnings                                      725,000        608,000
                                                      ----------     ----------
                                                       1,527,000      1,410,000
                                                      ----------     ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $2,364,000     $2,154,000
                                                      ==========     ==========



See accompanying notes to financial statements.

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                 Six Months Ended          Three Months Ended
                                     June 30,                   June 30,
                             -------------------------  ------------------------
                                  1997        1996         1997          1996
                              -----------  ----------   ----------   -----------
Revenues
 Oil and gas revenues          $  689,000   $  619,000   $  251,000   $  343,000
 Revenue from lease
  operations                       94,000      109,000       46,000       54,000
 Sale of natural gas               40,000         --         22,000         --
 Gas gathering fees                 9,000       10,000        5,000        5,000
 Equipment rental                  52,000       59,000       28,000       30,000
 Interest Income                    4,000        2,000        3,000        1,000
 Other                              2,000         --          1,000         --
                               ----------   ----------   ----------   ----------
                                  890,000      799,000      356,000      433,000
                               ----------   ----------   ----------   ----------
Expenses
 Pipeline and rental
  operations                       40,000       28,000       19,000       14,000
 Gas purchases                     28,000         --         11,000         --
 Lease operations                 305,000      356,000      123,000      203,000
 Depreciation and amortization    122,000      110,000       61,000       52,000
 General and administrative       277,000      274,000      139,000      146,000
 Interest expense                   1,000        2,000         --           --
                               ----------   ----------   ----------   ----------
                                  773,000      770,000      353,000      415,000
                               ----------   ----------   ----------   ----------

Net Income                     $  117,000   $   29,000   $    3,000   $   18,000
                               ==========   ==========   ==========   ==========

Net Income Per
 Share of Common Stock         $      .02   $        0   $        0   $        0
                               ==========   ==========   ==========   ==========
Weighted average shares
 outstanding                    7,488,304    7,488,304    7,488,304    7,488,304
                               ==========   ==========   ==========   ==========



See accompanying notes to financial statements.

                      SPINDLETOP OIL & GAS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Six Months Ended
                                                              June 30,
                                                        1997            1996
                                                     -----------    -----------
 Cash Flows from Operating Activities
   Net income                                          $ 117,000     $  29,000
    Reconciliation of net income to
    net cash provided by operating
    activities:
    Depreciation and amortization                       122,000        110,000
    (Increase) decrease in accounts receivables        (235,000)         4,000
    (Increase) decrease in inventory                     22,000        (21,000)
    Increase (decrease) in accounts payables             96,000        (37,000)
                                                       ---------      ---------
 Net cash provided (used) by operating activities       122,000         85,000
                                                       ---------      ---------

Cash Flows from Investing Activities
 Capitalized acquisition, exploration
  and development costs                                 (96,000)       (72,000)
 Purchase of property and equipment                      (8,000)       (28,000)
 Principal collected on note receivable                   --             --
                                                       ---------      ---------
Net cash used by investing activities                  (104,000)      (100,000)
                                                       ---------      ---------

Cash Flows from Financing Activities
 Repayment of notes payable                             (11,000)        (6,000)
 Proceeds from sale of properties                          --           48,000
 Proceeds from borrowings                                 8,000         10,000
 Shareholder repayment                                   25,000            --
 Advances to shareholders                              (137,000)       (20,000)
                                                       ---------     ----------
Net cash provided (used)by financing activites         (115,000)        32,000
                                                       ---------     ----------
Increase(decrease)in cash                               (97,000)        17,000
Cash at beginning of period                             476,000        229,000
                                                       ---------     ----------
Cash at end of period                                 $ 379,000      $ 246,000
                                                       =========     ==========

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


Note 2. Subsequent events

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

                    Spindletop Oil & Gas Co. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Six months ended June 30, 1997 compared to 1996

Oil and gas revenues increased in 1997 primarily due to a sharp increase in January and February oil and gas prices. Although prices rose sharply during the winter, these prices did not remain strong during the the second quarter of 1997.

In December 1996 the Company expanded its current pipeline system by acquiring, at no cost, a pipeline system in Hood County, Texas. The Company began purchasing natural gas of other producers and reselling this gas to a pipeline marketing affiliate. Therefore both gas purchases and natural gas sales increased in 1997.

Lease operating expenses decreased in 1997 due to an overall decrease in the workovers and repairs on existing wells.

Three months ended June 30, 1997 compared to 1996

Oil and gas revenues decreased during the second quarter of 1997 due primarily to a decrease in gas prices.

Gas purchases and sale of natural gas increased due to the acquistion of the pipeline system described above.

Lease operating expenses decreased in 1997 due to an overall decrease in the workovers and repairs on existing wells.



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

                    Spindletop Oil & Gas Co. and Subsidiaries
                                  June 30, 1997


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



                                                   SPINDLETOP OIL & GAS CO.
                                                         (Registrant)




DATE: August 13, 1997                      By: /s/ Paul E. Cash
                                              -------------------
                                               Paul E. Cash
                                               President



DATE: August 13, 1997                      By: /s/ Gary Goodnight
                                              --------------------
                                                Gary Goodnight
                                                Controller