Form 10-Q
period 1997-09-30
SPINDLETOP OIL & GAS CO
filed 1997-11-14
CIK 867038

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter ended September 30, 1997

                          Commission File No. 0-18774


                            Spindletop Oil & Gas Co.
             (Exact name of registrant as specified in its charter)


           Texas                                           75-2063001
(State or other jurisdiction of                      (IRS Employer or I.D.#)
  incorporation or organization)

          9319 LBJ Fry., #205, Dallas, TX                       75243
     (Address of principle executive offices)                 (Zip Code)


                              (972)644-2581
          (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

          YES   X                           NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock - $.01 par value                             7,488,304
       (Title of Class)                          (Number of shares Outstanding
                                                   on November 12, 1997)

                    Spindletop Oil & Gas Co. and Subsidiaries

                          FORM 10-Q September 30, 1997

                                      INDEX

Part I  Financial Information:                                       Page No.
  Item 1.  Financial Statements.

    Consolidated Balance Sheets
      September 30, 1997 (Unaudited) and December 31, 1996...............3

    Consolidated Statements of Operations (Unaudited)
      Nine Months and Three Months Ended September 30, 1997 and 1996.....5

    Consolidated Statements of Cash Flows (Unaudited)
      Nine Months Ended September 30, 1997 and 1996 .....................6

    Notes to Consolidated Financial Statements ..........................7

  Item 2.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations..................................8

Part II Other Information:
   Item 6. Exhibits and Reports on Form 8-K... ..........................9

Part I Financial information
Item 1. Financial statements


                    Spindletop Oil & Gas Co. and Subsidiaries
                           Consolidated Balance Sheets


                                                  September 30,   December 31,
                                                      1997            1996
                                                  -------------  -------------
                                                   (Unaudited)
                        Assets
Current Assets
  Cash                                             $   387,000    $ 476,000
  Accounts receivable                                  639,000      399,000
  Accounts receivable, related parties                   3,000       34,000
  Receivable from shareholder                             -          34,000
  Inventory                                              9,000       31,000
                                                   -----------    ---------
        Total Current Assets                         1,038,000      974,000
                                                   -----------    ---------

Property and Equipment - at cost
  Oil and gas properties (full cost method)           2,835,000    2,522,000
  Rental equipment                                      329,000      329,000
  Gas gathering systems                                 145,000      145,000
  Other property and equipment                          189,000      178,000
                                                    -----------    ---------
                                                      3,498,000    3,174,000
Accumulated depreciation and amortization            (2,233,000)  (2,055,000)
                                                    -----------   ----------
                                                      1,265,000    1,119,000
                                                    -----------   ----------



Other Assets,net of accumulated amortization
 of $74,000 and $65,000 at September 30, 1997
 and December 31, 1996 respectively                      52,000       61,000
                                                     ----------    ----------
Total Assets                                      $   2,355,000  $  2,154,000
                                                     ==========    ==========


See accompanying notes to financial statements.

                    Spindletop Oil & Gas Co. and Subsidiaries
                           Consolidated Balance Sheets


                                                    September 30,  December 31,
                                                        1997           1996
                                                     ----------    ----------
                                                     (Unaudited)
        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities           $  790,000    $   638,000
  Current portion of long-term debt                       5,000         12,000
  Tax savings benefit payable                            94,000         94,000
                                                       ----------    ----------
     Total Current Liabilities                          889,000        744,000
                                                       ----------    ----------


Shareholders' Equity
  Common stock, $.01 par value;
   100,000,000 shares authorized; 7,488,304
   issued (7,488,304 at December 31, 1996)                75,000         75,000
  Additional paid-in capital                             727,000        727,000
  Retained earnings                                      664,000        608,000
                                                       ----------    ----------
                                                       1,466,000      1,410,000
                                                       ----------    ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $  2,355,000    $ 2,154,000
                                                       ==========    ==========


See accompanying notes to financial statements.

                    Spindletop Oil & Gas Co. and Subsidiaries
                        Consolidated Statements Of Operations
                                   (UNAUDITED)

                                    Nine Months Ended      Three Months Ended
                                      September 30,          September 30,
                                  ----------------------  --------------------
                                    1997          1996       1997       1996
                                  -----------  ---------  ---------- ----------
Revenues
 Oil and gas revenues             $  936,000   $ 958,000  $  247,000  $  339,000
 Revenue from lease operations       140,000     166,000      46,000      57,000
 Sale of natural gas                  65,000        -         25,000          -
 Gas gathering fees                   15,000      14,000       6,000       4,000
 Equipment rental                     83,000      85,000      31,000      26,000
 Interest Income                       6,000       3,000       2,000       1,000
 Other                                 2,000         -          -            -
                                   ----------   ----------  --------- ----------
                                   1,247,000    1,226,000    357,000     427,000
                                   ----------   ----------  --------- ----------
Expenses
 Pipeline and rental operations       56,000       39,000     16,000      11,000
 Gas purchases                        46,000        -         18,000        -
 Lease operations                    492,000      509,000    187,000     153,000
 Depreciation and amortization       187,000      181,000     65,000      71,000
 General and administrative          409,000      382,000    132,000     108,000
 Interest expense                      1,000        2,000        -           -
                                   ----------   ----------  ---------  ---------
                                   1,191,000    1,113,000    418,000     343,000
                                   ----------   ----------- ---------- ---------

Net Income (loss)                 $  56,000    $ 113,000    $(61,000)  $ 84,000
                                   =========    ==========  ========== =========

Net Income Per Share
 of Common Stock                  $     .01      $   .02    $   (.01)  $   .01
                                   ==========   ==========  ========== =========
Weighted average shares
 outstanding                       7,488,304    7,488,304   7,488,304  7,488,304
                                   ==========   ==========  ========== =========

See accompanying notes to financial statements.

                    Spindletop Oil & Gas Co. and Subsidiaries
                      Consolidated Statements Of Cash Flows
                                   (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                          ---------------------
                                                            1997          1996
                                                          ---------    ---------
Cash Flows from Operating Activities
 Net Income                                              $  56,000 $    113,000
  Reconciliation  of net income to
   net cash provided by operating activities:
  Depreciation and amortization                             187,000     181,000
  (Increase) decrease in accounts receivable               (209,000)    (45,000)
  (Increase) decrease in inventory                           22,000     (23,000)
  Increase (decrease) in accounts payable                    53,000    (105,000)
                                                          ---------    ---------
Net cash provided (used) by operating activies              209,000     121,000
                                                          ---------    ---------
Cash Flows from Investing Activities
  Capitalized acquisition, exploration
   and development costs                                   (313,000)    (86,000)
  Purchase of property and equipment                        (13,000)    (28,000)
  Principal collected on note receivabe                        --
                                                           ---------   ---------
 Net cash used by investing activities                     (326,000)   (114,000)
                                                           ---------   ---------

Cash Flows from Financing Activities
 Repayment of notes payable                                 (13,000)     (8,000)
 Proceeds from borrowings                                     8,000      10,000
 Advances to shareholder                                   (137,000)     55,000
 Repayment of shareholder loan                              170,000     (20,000)
 Net cash provided (used) by financing activi                28,000      37,000
                                                           ---------    --------
Increase (Decrease) in cash                                 (89,000)     44,000
Cash at beginning of period                                 476,000     229,000
                                                           --------    ---------
Cash at end of period                                     $ 387,000   $ 273,000
                                                           ========    =========

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

Note 2. Subsequent events

Stock Split
In December 1996 the Board of Directors declared a 1-for-6 reverse stock split on the Company's common stock. The record date was January 31, 1997. all share and per share data as appropriate, reflect this split. The effect of the split is presented retroactively within stockholder's equity at December, 1996 by transferring the par value for the additional shares issued from additional paid-in capital to the common stock accounts.

                    Spindletop Oil & Gas Co. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Item 2.   Management's Discussion and Analysis
           of Financial Condition and Results of Operation

Results of Operations

Nine months ended September 30, 1997 compared with 1996

In December 1996 the Company expanded its current pipeline system by acquiring, at no cost, a pipeline system in Hood County, Texas. The Company began purchasing natural gas of other producers and reselling this gas to a pipeline marketing affiliate. Therefore both gas purchases and natural gas sales increased in 1997.


Three months ended September 30, 1997 compared to 1996

Oil and gas revenues decreased primarily because of a decrease in gas prices.

Lease operating expenses increased because due to workovers of existing wells.

Gas purchases and sale of natural gas increased due to the acquisition of the pipeline system described above.



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

                    Spindletop Oil & Gas Co. and Subsidiaries
                               September 30, 1997

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






                                             SPINDLETOP OIL & GAS CO.
                                                  (Registrant)


DATE: November 12, 1997                      By: /s/Paul E. Cash
                                                 ----------------
                                                 Paul E. Cash
                                                 President




DATE: November 12, 1997                      By: /s/ Gary Goodnight
                                                 -------------------
                                                 Gary Goodnight
                                                 Controller