Form 10-K
period 1997-12-31
SPINDLETOP OIL & GAS CO
filed 1998-03-30
CIK 867038

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC, 20549

                                   FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997     Commission File No. 0-18774


                            Spindletop Oil & Gas Co.
            (Exact name of registrant as specified in its charter)


              Texas                                        75-2063001
--------------------------------                     ----------------------
(State or other jurisdiction                          (IRS Employer or ID #)
of incorporation or organization)

9319 LBJ, Frwy., #205 Dallas, TX                               75243
--------------------------------                               -----
(Address of principal executive                              (Zip Code)
offices)

Company's telephone number, including area code:  (972) 644-2581

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

            YES   X                             NO

As of March 15, 1998, 7,525,804 shares of the Company's common stock were issued and outstanding, and the aggregate market value of the voting stock held by non-affiliates of the company as of that date is not determinable since no significant public trading market has been established for the Company's common stock.

                                    PART I


Item 1. Description of Business.
(a) General Business Development.
Spindletop Oil & Gas Co. is engaged in the exploration, development and production of oil and natural gas;the rental of oilfield equipment; and through one of its subsidiaries, the gathering and marketing of natural gas. The term "Company" is used herein to refer to Spindletop Oil & Gas Co. and its wholly owned subsidiaries, Prairie Pipeline Co.("PPL") and Spindletop Drilling Company ("SDC") .

The net crude oil and gas reserves of the Company as of December 31, 1997, were 61,646 barrels of oil and condensate and 2,421,359 MCF (thousand cubic feet) of natural gas. The Company owns rental equipment, including natural gas compressors, pumping units, natural gas dehydrators and other various pieces of oilfield production equipment. In addition, the Company, through PPL, owns approximately 26.1 miles of pipelines located in Texas, which are used for the gathering of natural gas. The Company's principal executive offices are located at 9319 LBJ Freeway, Suite #205, Dallas, Texas. The telephone number is
(972)644-2581.

                                  BACKGROUND

The Company is a Texas Corporation. The Company was previously known as Prairie States Energy Co.("PSE"). On July 13, 1990, Spindletop Oil & Gas Co., a Utah Corporation,("SOG UTAH") merged into PSE, and the name of PSE was changed to Spindletop Oil & Gas Co., the Company herein.

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

                               PLAN OF OPERATION

In 1995 the Company successfully concentrated its efforts on oil and gas property acquisitions. With increased competition for oil and gas property acquisitions and with a corresponding increase in oil and gas prices, the Company, in 1996, returned its focus to its primary business of oil and gas exploration and production. The Company's long-term strategy is to build an oil and gas production company through an exploration program. Additionally, the Company will continue to rework existing wells in an attempt to increase production and reserves.

The Company will continue to generate and evaluate prospects using its own geological and land staff. The Company intends to fund operations primarily from cash flow generated by operations. The Company's primary area of operation has been and will continue to be in Texas with an emphasis in the geological provinces known as the Ft. Worth Basin in Texas.

The Company will attempt to expand its pipeline system. Expansion will be dependent upon success in its exploration programs, since the majority of its existing pipelines are connected to wells which it operates. In addition, the oilfield rental equipment business will be expanded as needed, but this segment also depends upon the success of the exploration and development program.

The Company in 1996 expanded its current pipeline system by 6.7 miles by acquiring, at no cost, a pipeline system in Hood County, Texas.

(b) Financial information relating to Industry Segments
The Company has two identifiable business segments: exploration, development and production of oil and natural gas, and gas gathering and oil field equipment rental. Footnote 14 to the Consolidated Financial Statements filed herein sets forth the relevant information regarding revenues, income from operations and identifiable assets for these segments.

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

The Company is also engaged in the gathering and marketing of natural gas through its subsidiary PPL. The Company owns 26.1 miles of pipelines and currently gathers approximately 615 MCF of gas per day. Gas is gathered for a fee. Substantially all of the gas gathered by the Company is gas produced from wells which the Company operates and in which it owns a working interest.

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

(v) Dependence on Customers.
The following is a summary of significant purchasers of the oil and natural gas produced by the Company for the three year period ended December 31, 1997:



                                            December 31, Percent (1)
         Purchaser                           1997    1996        1995
-------------------------------              ----    ----        ----
Lone Star Gas Company and affiliates          13%     -%          -%
Mitchell Marketing Co.                        13%    12%          -%
Tristar Gas Company                            -%    10%          -%
Texas Utilities Fuel Co.                      10%    18%         23%


(1) Percent of total oil and gas sales

In the past The Company sold gas under long term contracts to Lone Star Gas Company and its affiliates. Such contracts are no longer in effect. Gas previously marketed under those contracts is now sold to other parties under market sensitive, short term contracts.

Sales of natural gas to Texas Utilities Fuel Company ("TUFCO") are pursuant to contracts expiring in 1994 through 1999. Gas previously marketed under those contracts and from those contracts that will expire is sold to other parties under market sensitive, short-term contracts.

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

(x)  Special Tax Provisions.
See footnote 7 to Consolidated Financial Statements

(xi) Employees.
The Company employs a total of 12 people,7 persons in its offices in Dallas and 5 in its field operation. All are full-time employees.

(d)Financial information about foreign and domestic operations and export sales.

All of the Company's business is conducted domestically, with no export sales.

Item 2. Properties
Oil and Gas Properties.
The following table sets forth pertinent data with respect to the Company-owned oil and gas properties, all located within the continental United States, as estimated by the Company:



                                               Year Ended December 31,
                                            1997         1996         1995
                                          ---------    ---------    ---------
Gas and Oil Properties (net) (1):
Proved Developed Gas Reserves-MCF (2)     2,122,247    2,181,212    1,758,260
Proved Undeveloped Gas Reserves-MCF(3)
                                            299,112      289,962      266,927
                                            -------      -------      -------
    Total Proved Gas Reserves-MCF         2,421,359    2,471,174    2,025,187

Proved Developed Crude Oil and
Condensate Reserves-Bbls (2)                 61,646       70,091       70,257
Proved Undeveloped Crude Oil and
Condensate Reserves-Bbls (3)                      -            -        1,811
    Total Proved Crude Oil and
    Condensate Reserves-Bbls                 61,646       72,091       72,068


                      (See footnotes on Page 9 following)


                                             Year Ended December 31,
                                        1997          1996            1995
                                     ---------     ---------       ----------
Present Value of Estimated
   Future Net Revenues
   From Proved Reserves (4) (5):
   Developed                         $ 2,107,000 $  2,228,000 $   1,464,000
   Developed and Undeveloped           2,283,000    2,381,000     1,625,000
Productive Wells (6):
   Gas Wells
    Gross                                    236          247           266
    Net                                    29.34        33.98         36.03
   Oil Wells
     Gross                                   216          224           234
     Net                                   14.83        15.43         15.71
Acreage:
   Developed Acres (Producing)
     Gross                                82,042       83,642        90,539
     Net                                   7,864        8,600        10,007
   Undeveloped Acres
     Gross                                86,868       81,805        81,805
     Net                                  13,856        8,793         8,793


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


(6)   Operated Wells having multiple completions are as follows:

                   1997           1996           1995
               Gross    Net   Gross    Net   Gross    Net
               -----    ---   -----    ---   -----    ---
Gas             6      2.55     7     1.66     8    2.13
Oil            -0-      -0-    -0-     -0-    -0-     -0-

The Company has interests in numerous wells which are operated by third party operators. Information as to multiple completions with respect to third party operated wells is not available to the Company.

The Company's working interests in exploration and development wells completed during the years indicated were as follows:

                                 Year Ended December 31,
                             1997          1996          1995
                         ------------  ------------   ------------
                         Gross    Net  Gross    Net   Gross    Net
                         -----   ----  ------  ----   -----   ----
Exploratory wells:
    Productive            -         -     1      -      -      -
    Non-Productive        2       1.6     -      -      -      -
                         ---     ----    ---    ---   ----    ---
          Total           2      1.6      1      -      -      -
                         ---    -----    ---    ---   ----    ---

Development wells:
    Productive            -         -    -       -      -      -
    Non-Productive        -         -    -       -      -      -
                         ---      ---   ---    ----   ----   ----
          Total           -         -    -       -      -      -
                         ---      ---   ---    ----   ----   ----



Total Exploratory and
Development wells:
    Productive            -         -    1       -      -      -
    Non-Productive        2       1.6    -       -      -      -
                         ---    -----   ---    ----   -----   ----
    Total                 2       1.6    1       -      -      -
                         ---    -----   ---    ----   -----   ----

The following tables set forth additional data with respect to production from Company-owned oil and gas properties, all located within the continental United
States:

                                            Year Ended December 31,
                                  1997      1996      1995     1994      1993
                                 -------  -------   -------  -------  --------
Oil and Gas Production (net):
  Gas-Mcf                        357,166  371,074   322,465  284,903   252,240
Crude Oil and Condensate -
  Bbls                            14,998   17,276    17,873   11,584     7,153
Average Sales Price Per Unit
Produced:
  Gas - per Mcf                 $   2.66  $  2.48  $  2.28  $   2.57  $   2.30
  Crude Oil and Condensate -
  per Bbl.                      $  20.29  $ 21.16  $ 16.61  $  15.71  $  15.30
Average Production Cost Per
Equivalent Barrel (1) (2)       $   8.90  $  8.90  $  8.81  $   7.62  $   5.33

(1)  Includes severance taxes and ad valorem taxes.
(2) Gas production is converted to equivalent barrels at the rate of six MCF per barrel, representing the estimated relative energy content of natural gas to oil.

The Company owns producing royalties and overriding royalties under properties located in Texas. The revenues from these properties is not significant.

Current Activities - March 15, 1998.
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

Office Space.

The Company leases office space as follows:

Location           Square Feet       Lease Expires
--------           -----------       -------------
Dallas, Texas         5,393           Nov. 30, 1999

Pipelines.
The Company owns, through its subsidiary Prairie Pipeline Co., 26.1 miles of natural gas pipelines in Parker, Hood and Eastland Counties, Texas. These pipelines are steel and polyethylene and range in size from 2 inches to 6 inches. These pipelines primarily gather natural gas from wells operated by the Company and in which the Company owns a working interest, but also for other parties. The Company normally does not purchase and resell natural gas, but gathers gas for a fee. The fees charged in some cases are subject to regulations by the State of Texas and the Federal Energy Regulatory Commission. Average daily volumes of gas gathered by the pipelines owned by the Company was 615, 484 and 491 MCF per day for 1997, 1996, and 1995 respectively.

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

Item 4.  Submission of Matters of Security Holders to a Vote
None

                                    PART II

Item 5. Market for the Company's Common Stock and Related Stockholder Matters. No significant public trading market has been established for the Company's common stock. The common stock of the Company is traded on an occasional basis by dealers in the over the counter market, the terms of which are not available to the Company. The Company does not believe that listings of bid and asking prices for its stock in the pink sheets are indicative of the actual trades of its stock, since trades are made infrequently. There is no amount of common stock which is subject to outstanding options or warrants to purchase, or securities convertible into, common stock of the Company. On January 31, 1997, the Company effected a one for six reverse stock split. At that time, the Company reduced the authorized common shares from 150,000,000 to 100,000,000 and increased the par value from $.001 to $.01 per share.

The approximate number of record holders of the Company's Common Stock on March 15, 1998, was 639.

The Company has not paid any dividends since its reorganization and it is not contemplated that it will pay any dividends on its Common Stock in the foreseeable future. There are no financing agreements in place which restrict payment of dividends.

The Registrant currently serves as its own stock transfer agent and registrar.

Item 6.  Selected Financial Data
The selected financial information presented should be read in conjunction with the consolidated financial statements and the related notes thereto.

                                    Years Ended December 31,
                      1997        1996        1995        1994        1993
                   ----------  ----------  ----------  ----------  ----------
Total Revenue      $1,685,000  $1,693,000  $1,448,000  $1,396,000  $1,208,000
Net Income             83,000     141,000       7,000     102,000      89,000
Earnings Per
 Share                   .01)        .02           -         .01         .01
At End of Periods
Total Assets        2,225,000   2,154,000   1,949,000   2,212,000   2,125,000
Long-Term Debt           -           -            -         3,000      17,000

 (1) After 1 for 6 stock split discussed in Note 2 to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
--------------------------------
The Company's operating capital needs, as well as its capital spending program are generally funded from cash flow generated by operations.Because future cash flow is subject to a number of variables, such as the level of production and the sales price of oil and natural gas, the Company can provide no assurance that its operations will provide cash sufficient to maintain current levels of capital spending.Accordingly, the Company may be required to seek additional financing from third parties in order to fund its exploration and development programs.

Results of Operations

1997 Compared to 1996
---------------------
Gas pipeline sales of $89,000 and related gas pipeline purchases of $64,000 did not exist in 1996. The pipeline was purchased in December 1996.

Revenue from lease operations decreased $28,000 in 1997. The Company decreased its monthly overhead fee on several wells that it operates.

1996 Compared to 1995
---------------------
Oil and gas revenues increased due to an increase in production and an increase in oil and gas prices. Severance taxes also increased due to the same reason.


1995 Compared to 1994
---------------------
Lease operating expenses increased because of an increase in monies spent reworking existing wells.

Item 8. Consolidated Financial Statements and Schedules, index at page 21.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The accountants for the Company are Farmer, Fuqua, Hunt & Munselle, P.C. Certified Public Accountants, who have prepared audit reports for the years ended December 31, 1995, 1996, and 1997.

There have been no disagreements between the Company and Farmer, Fuqua, Hunt & Munselle, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                   PART III


Item 10.  Directors and Executive Officers of the Registrant
(a) and (b)The Directors and Executive Officers of the Company and certain information concerning them is set forth below:


Name                      Age            Position
Paul E. Cash (1)          65   Director and President
K. Paul Cash              41   Director, Vice President
                               and Secretary
Gary Goodnight            43   Director, Vice President,
                               and Treasurer
Ralph Butler              45   Director and Vice President
Kyle Wood                 42   Director and Vice President


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

(c) Significant employees
      Not applicable

(d) Family relationships
      Paul E. Cash is the father of K. Paul Cash.

(e) Business experience
Paul E. Cash is a graduate of The University of Texas(B.B.A.-Accounting) and is a Certified Public Accountant. He has been active in the oil and gas industry for over 25 years, during which time he has served as financial officer of two publicly-owned companies, Texas Gas Producing Co. and Landa Oil Co., and also served as president of publicly-owned Continental American Royalty Co., Bloomfield Royalty Co.,Southern Bankers Investment Co., Spindletop Oil & Gas Co. (a Utah Corporation), Double River Oil & Gas Co.,and Loch Exploration Inc. Mr. Cash has also been an officer and part owner of several private oil and gas companies and partnerships, and is an officer and director of Double River Oil & Gas Co. and Loch Exploration, Inc. Mr. Cash also formerly served as Mayor of the City of Sunnyvale, Texas.

Gary Goodnight, a Certified Public Accountant, is a Director, Vice President, Treasurer, Controller and Principal Accounting Officer. Mr.Goodnight joined the Company in November 1986. Mr. Goodnight was employed by KPMG Peat Marwick LLP from 1977 to 1979. From 1979 until joining the Company, Mr. Goodnight was employed by various independent oil and gas exploration companies. He received a B.B.A. from the University of Texas at Austin in 1977.

Ralph Butler, Director, Vice President/Engineering and Production, joined the Company in February 1981.Prior to joining the Company, Mr. Butler was employed by United Gas Pipeline Co. and Lone Star Gas Co. He received a B.S. in Engineering Technology and a B.S. in Civil Engineering from Texas A & M University in 1979.

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

Item 11.  Executive Compensation
(a) Cash Compensation
For the year ended December 31, 1997, none of the Company's executive officers were paid cash compensation at the annual rate in excess of $60,000. During 1997, the Company paid cash compensation of approximately $179,000 to all of its officers.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
(a) & (b) Security ownership of certain beneficial owners and managers
The table below sets forth the information indicated regarding the ownership of the Registrant's common stock, $.01 par value, the only outstanding voting securities, as of December 31, 1997 with respect to: (i)any person who is known to the Registrant to be the owner of more than five percent (5%) of the Registrant's common stock;(ii) the common stock of the Registrant beneficially owned by each of the directors of the Registrant and, (iii) by all officers and directors as a group. Each person has sole investment and voting power with respect to the shares indicated, except as otherwise set forth in the footnotes to the table.

                                                                   %BASED ON
NAME AND ADDRESS OF                            NATURE OF          OUTSTANDING
BENEFICIAL OWNER                NUMBER OF      BENEFICIAL          PERCENT OF
                                 SHARES         OWNERSHIP            CLASS
                                 ------         ---------            -----
Paul E. Cash                    6,169,357        Direct             81.97%
9319 LBJ Frwy, Suite 205
Dallas, TX  75243

K. Paul Cash                       72,667        Direct              0.97%
9319 LBJ Frwy, Suite 205
Dallas, TX  75243

Gary Goodnight                    103,334        Direct              1.38%
9319 LBJ Frwy, Suite 205
Dallas, TX  75243

Ralph Butler                      103,459        Direct              1.38%
9319 LBJ Frwy, Suite 205
Dallas,  TX  75243

Kyle Wood                         103,334        Direct              1.38%
9319 LBJ Frwy, Suite 205
Dallas, TX  75243

All officers and directors      6,552,151                           87.50%
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

(b) Certain Business Relationships
Paul E. Cash is an officer and director of Double River Oil & Gas Co.(Double River),a publicly-owned oil and gas company.

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

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                    PART IV

     (a)  The following documents filed as part of this Report
          1.  Independent Auditors' Report
              Consolidated Balance Sheets at December 31, 1997 and 1996 Consolidated Statements of Income for the years ended December 31,
               1997, 1996, and 1995
              Consolidated Statements of Changes in Shareholders' Equity for the
               years ended December 31, 1997, 1996, and 1995
              Consolidated Statements of Cash Flows for the years ended December
               31, 1997, 1996, and 1995
              Notes to Consolidated Financial Statements
          2. Financial Statement Schedules required to be filed by Item 8 and Paragraph (d) of this Item 14
              Schedule II Valuation and Qualifying  Accounts
              All other schedules have been omitted because they are not applicable or required under the rules of Regulation S-X or the information has been supplied in the consolidated financial statements or notes thereto.
              Such schedules and reports are at page 42 of this Report.
          3. The Exhibits are listed in the index of Exhibits Required by Item 601 of Regulation S-K at Item (c) below and included at page 43.

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


                                       SPINDLETOP OIL & GAS CO.



Dated March 26, 1998


                                       By /s/ Paul E. Cash
                                          Paul E. Cash
                                          President, Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following on behalf of the Company and in the capacities and on the dates indicated.




         Signatures                   Capacity                  Date
Principal Executive Officers:

/s/Paul E. Cash                President, Director         March 26, 1998
   Paul E. Cash

/s/K. Paul Cash                Secretary, Director         March 26, 1998
   K. Paul Cash

/s/Ralph H. Butler             Vice President,             March 26, 1998
   Ralph H. Butler             Director

/s/Gary D. Goodnight           Treasurer, Director         March 26, 1998
   Gary D. Goodnight

/s/Kyle D. Wood                Vice President,             March 26, 1998
   Kyle D. Wood                Director

                   SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
           Index to Consolidated Financial Statements and Schedules


                                                                        Page

Independent Auditors' Report...........................................22

Consolidated Balance Sheets - December 31, 1997
and 1996...............................................................23-24

Consolidated Statements of Income for the years
ended December 31, 1997, 1996 and 1995.................................25

Consolidated Statements of Changes in Shareholders'
Equity for the years ended December 31, 1997,
1996, and 1995.........................................................26

Consolidated Statements of Cash Flows for the
years ended December 31, 1997, 1996
and 1995...............................................................27

Notes to Consolidated Financial Statements.............................28-42

Schedules for the years ended December 31, 1997,
1996 and 1995
      II - Valuation and Qualifying Accounts...........................43




All other schedules have been omitted because they are not applicable, not required, or the information has been supplied in the consolidated financial statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Spindletop Oil & Gas Co.

We have audited the accompanying consolidated balance sheets of Spindletop Oil & Gas Co. (a Texas Corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spindletop Oil & Gas Co. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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

FARMER, FUQUA, HUNT & MUNSELLE, P.C.



Dallas, Texas
March 20, 1998

                  SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                        December 31,
                                                     1997             1996
                                                 ----------       ----------
                   ASSETS
Current Assets
    Cash                                      $     448,000   $      476,000
    Accounts receivable                             414,000          399,000
    Accounts receivable, related parties             40,000           34,000
    Shareholder Loans                                 3,000           34,000
    Inventory                                         8,000           31,000
                                                 ----------       ----------
          Total Current Assets                      913,000          974,000
                                                 ----------       ----------

Property and Equipment - at cost
    Oil and gas properties (full cost method)     2,881,000        2,522,000
    Rental equipment                                329,000          329,000
    Gas gathering systems                           151,000          145,000
    Other property and equipment                    199,000          178,000
                                                 ----------      -----------
                                                  3,560,000        3,174,000
Accumulated depreciation and amortization        (2,300,000)      (2,055,000)
                                                 ----------       ----------
                                                  1,260,000        1,119,000
                                                 ----------       ----------


Other Assets, net of accumulated
amortization of $77,000 and $65,000 at
December 31,1997 and 1996 respectively
                                                     52,000           61,000
                                                  ---------       ----------
Total Assets                                  $   2,225,000   $    2,154,000
                                                  =========       ==========


The accompanying notes are an integral part of these statements.



                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS - (Continued)

                                                       December 31,
                                                     1997           1996
                                                    -------        -------
    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable and accrued liabilities   $    628,000   $    638,000
    Notes payable                                     1,000         12,000
    Tax savings benefit payable                      97,000         94,000
                                                    -------        -------
    Total Current Liabilities                       726,000        744,000
                                                    -------        -------

Shareholders' Equity
   Common stock, $.01 par value;100,000,000
   shares authorized;7,525,804 shares issued
   and outstanding (7,488,304 at December 31
   1996                                             75,000         75,000
   Additional paid-in capital                      733,000        727,000
   Retained earnings                               691,000        608,000
                                                 ---------      ---------
                                                 1,499,000      1,410,000
                                                 ---------      ---------

Total Liabilities And Shareholders' Equity     $ 2,225,000   $  2,154,000
                                               ===========   ============

The accompanying notes are an integral part of these statements.



                   SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                              Years ended December 31,
                                          1997        1996         1995
                                      ----------   ----------   -----------
Revenues
      Oil and gas revenues           $ 1,255,000  $ 1,287,000  $  1,033,000
      Revenue from lease
      operations                         187,000      215,000       228,000
      Gas pipeline sales                  89,000            -             -
      Gas gathering fees                  19,000       19,000        23,000
      Equipment rental                   114,000      114,000       126,000
      Interest income                      9,000        4,000         5,000
      Other                               12,000       54,000        33,000
                                      ----------    ---------     ---------
                                       1,685,000    1,693,000     1,448,000
                                      ----------    ---------     ---------
Expenses
      Pipeline and rental
      operations                          70,000       69,000        57,000
      Gas pipeline purchases              64,000            -             -
      Lease operations                   663,000      704,000       631,000
      Depreciation and
      amortization                       257,000      237,000       253,000
      General and
      administrative                     547,000      539,000       496,000
      Interest expense                     1,000        3,000         4,000
                                      ----------   ----------     ---------
                                       1,602,000    1,552,000     1,441,000
                                      ----------   ----------     ---------

Net Income                          $    83,000   $   141,000   $     7,000
                                     ==========    ==========     =========

Earnings Per Share Of Common
Stock                               $      0.01   $     0.02          0.00
                                      =========     =========   $ ==========
Weighted average shares
 outstanding                          7,492,992     7,488,304      7,488,271
                                     ==========    ==========     ==========



  The accompanying notes are an integral part of these statements.

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996, and 1995



                                 Common Stock       Additional
                                 ------------        Paid-in   Treasury  Retained
                             Shares       Amount     Capital    Stock    Earnings
                           ----------   ---------  --------   --------  --------
Balance January 1,1995     53,654,079   $ 54,000  $ 885,000  $(136,000) $460,000
Common stock issued to
 former shareholders              400         -          -         -        -
Net income                         -          -          -         -       7,000
                           ----------   --------    -------   -------   -------
Balance December 31,1995   53,654,479     54,000    885,000   (136,000)  467,000
Other                               -         -      (1,000)       -        -
Effect of 1 for 6 stock
 split                    (44,711,903)   (45,000)    45,000        -        -
Effect of change in par
 value                              -     81,000    (81,000)        -       -
Retirement of treasury
 stock                     (1,454,272)   (15,000)  (121,000)   136,000      -
Net income                          -         -          -         -     141,000
                           ----------   ---------  --------   --------  --------
Balance December 31,1996     7,488,304    75,000    727,000        -     608,000
Stock issued in exchange
 for pipeline                   37,500        -       6,000        -        -
Common stock issued to
 former shareholders                -         -          -         -        -
Net income                          -         -          -         -      83,000
                           ------------  --------  ---------  --------  --------
Balance December 31,1997    7,525,804   $ 75,000  $ 733,000   $    -   $ 691,000
                           ============  ========  =========  ========  ========



The accompanying notes are an integral part of these statements.


                   SPINDLETOP OIL & GAS CO AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    Years ended December 31,
                                                    1997        1996      1995
                                                  -------     -------    -------
Cash Flows from Operating Activities
  Net Income                                     $  83,000  $ 141,000   $ 7,000
  Reconciliation of net income to net
   cash provided by operating activities
  Depreciation and amortization                    257,000    237,000   253,000
  (Increase) decrease in accounts receivable       (21,000)   (30,000) (133,000)
  (Increase) decrease in invenotory                 23,000    (24,000)       -
  Increase (decrease) in accounts payable          (10,000)    46,000   100,000
                                                   -------    -------   --------
Net cash provided by operating activities          332,000    370,000   227,000
                                                  --------   ---------  --------

Cash Flows from Investing Activities
  Capitalized acquisition, exploration and
   developmen                                     (429,000)  (132,000) (322,000)
  Proceeds from sale of properties                  70,000     47,000   146,000
  Purchase of property and equipment               (21,000)   (14,000)  (18,000)
  Principal collected on note receivable               -          -      35,000
                                                  --------   ---------  --------
Net cash used by investing activities             (380,000)   (99,000) (159,000)

Cash Flows from Financing Activities
  Repayment of notes payable                       (19,000)   (11,000) (104,000)
  Proceeds from borrowings                           8,000        -         -
  Repayment of shareholder loans                   245,000        -     (54,000)
  Advances to shareholder                         (214,000)       -         -
  Net repayments from shareholder                      -      (12,000)      -
  Other                                                -       (1,000)      -
                                                  ---------  --------  ---------
Net cash used by financing activities               20,000    (24,000) (158,000)
                                                  ---------  --------  ---------

Increase (decrease) in cash                        (28,000)   247,000   (90,000)
Cash at beginning of period                        476,000    229,000   319,000
                                                  --------   --------  --------
Cash at end of period                            $ 448,000  $ 476,000 $ 229,000
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

Organization and Nature of Operations
The Company was organized as a Texas Corporation in September 1985, in connection with the Plan of Reorganization (the Plan), effective September 9, 1985, of Prairie States Exploration, Inc., (Exploration), a Colorado Corporation, which had previously filed for Chapter 11 bankruptcy. In connection with the Plan, Exploration was merged into the Company, with the Company being the surviving corporation. After giving effect to the stock split discussed in
Note 2, up to a total of 166,667 of the Company's common shares may be issued to Exploration's former shareholders. As of December 31, 1997, 1996, and 1995, 122,436, 122,436, and 122,436 shares, respectively, have been issued to former shareholders in connection with the Plan.

Spindletop Oil & Gas Co. is engaged in the exploration, development and production of oil and natural gas;the rental of oilfield equipment; and through one of its subsidiaries, the gathering and marketing of natural gas.

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

Goodwill
The goodwill resulting from the contingent consideration, as discussed in Note 7, is being amortized over the remaining life of the net operating loss existing at the time of the Plan discussed in Note 1, which expires in 1998.

Income Taxes
The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109), which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using enacted tax rates in effect in the years in which the differences are expected to reverse. These temporary differences primarily relate to depreciation, depletion and intangible drilling costs. The Company has established a full valuation allowance against these carryforward benefits, due to uncertainty as to the Company's ability to utilize the loss carryforwards.

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

Stock Split
In December 1996 the Board of Directors declared a 1-for-6 reverse stock split on the Company's common stock. The record date was January 31, 1997. All share and per share data as appropriate, reflect this split. The effect of the split is presented retroactively within stockholders' equity at December 31, 1996 by transferring the par value for the additional shares issued from additional paid-in capital to the common stock accounts.

Treasury Stock
Effective December 31, 1996 the Company retired all treasury shares. The Company transferred the appropriate amounts to the common stock and additional paid-in capital accounts.


3.  ACCOUNTS RECEIVABLE

                                                     December 31,
                                                   1997         1996
                                                 ---------   ----------
          Trade                                  $ 354,000   $ 416,000
          Accrued revenues                         289,000     203,000
          Other                                      1,000      10,000
                                                 ---------   ----------
                                                   644,000     629,000
          Less allowance for losses               (230,000)   (230,000)
                                                 ---------   ---------
                                                 $ 414,000   $ 399,000
                                                 =========   =========




4.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                       December 31,
                                                   1997         1996
                                                  --------    --------
Trade payables                                   $  69,000   $ 175,000
Production proceeds payable                        451,000     376,000
Accrued production taxes                            10,000       7,000
Other                                               98,000      80,000
                                                  --------     --------
                                                 $ 628,000   $ 638,000
                                                  ========     ========


5.  NOTES PAYABLE

                                                          December 31,
                                                      1997           1996
                                                   ---------      ---------
     Notes payable to banks, bearing
     interest at rates ranging from 8.0%
     to 9.75%, collateralized by equipment
     with an original cost of $20,000,
     payable in monthly installments totaling
     $1,600 through December 1997                  $      -      $   12,000

     Note payable to a bank, bearing
     interest at 8%, collaterlized by
     equipment with an original cost of
     $8,000, payable in monthly
     installments of $713 through
     January  1998                                     1,000            -
                                                     ---------     ---------
                                                       1,000         12,000
     Less current portion                             (1,000)       (12,000)
                                                     ---------     ---------
                                                   $      -      $      -
                                                     =========     =========

Substantially  all of the Company's debt is personally guaranteed by Mr. Paul
E. Cash, the majority shareholder(Mr. Cash).


6.  RELATED PARTY TRANSACTIONS

From March 1994 until 1997, the Company has provided various personnel, office space, supplies and other administrative services to a related company, Double River Oil & Gas Co. (Double River) for a fee of $575 per month.

At December 31, 1997, and 1996, approximately $4,000 and $3,000 respectively, are due from Double River.

Mr. Cash is an officer, shareholder and director of Double River.

Included in the accompanying balance sheets are the following amounts related to Mr. Cash:

                                                       December 31,
                                                     1997         1996
                                                   ---------    ---------
Accounts receivable, trade                       $     -      $   4,000
Production proceeds payable                            -            -
Shareholder loans, non-interest bearing              3,000       34,000

Key employees of the Company, except Mr. Cash, are sometimes assigned overriding royalty interests and/or carried working interest in prospects acquired by or generated by the Company. These interests normally vary from one-half to one percent for each employee. There is no set formula or policy for such program, and the frequency and amounts are largely controlled by the economics of each particular prospect.

7.  INCOME TAXES

The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 utilizes the liability method of computing deferred income taxes.

For Federal income tax purposes, the Company has net operating loss and investment credit carryovers of approximately $1,358,000 and $1,000, respectively,  which  expire  at  various  dates  through  2012.  Of  these  tax carryovers, $1,090,000 resulted from losses occurring prior to the reorganization discussed in Note 1.


                  Expires         Net Operating Loss    Investment Tax
               December 31,          Carryforward           Credit
           ---------------------------------------------------------------
                   1998              $ 1,090,000          $    -
                   2000                    -                 1,000
                   2005                   55,000               -
                   2007                  146,000               -
                   2010                   28,000               -
                   2012                   39,000               -
                                     ------------          ---------
                                     $ 1,358,000           $ 1,000
                                     ============          =========


In connection with the Plan discussed in Note 1, the Company agreed to pay, in cash, to Exploration's unsecured creditors, as defined, one-half of the future reductions of Federal income taxes which were directly related to any allowed carryovers of Exploration's net operating losses and investment tax credits. Such payments are to be made on a pro-rata basis. Amounts incurred under this agreement, which are considered contingent consideration under APB No. 16, totaled $3,000, $9,000, and $18,000 in 1997, 1996 and 1995, respectively, and have been recorded as goodwill. As of December 31, 1997 the Company has not received a ruling from the Internal Revenue Service concerning the net operating loss and investment credit carryovers. Until the tax savings which result from the utilization of these carryforwards is assured, the Company will not pay to Exploration's unsecured creditors any of the tax savings benefit. As of December 31, 1997 and 1996, the Company owes $97,000 and $94,000 respectively to Exploration's unsecured creditors.

In calculating tax savings benefits described above, consideration was given to the alternative minimum tax, where applicable, and the tax effects of temporary differences, as shown below:

                                      1997          1996          1995
                                 ------------- ------------- ---------
Intangible drilling costs        $ (183,000)    $ (110,000)  $  (95,000)
Differences between book and
tax depreciation, depletion and
amortization                         49,000        32,000       104,000

Deferred income taxes reflect the effects of temporary differences between the tax bases of assets and liabilities and the reported amounts of those assets and liabilities for financial reporting purposes. Deferred income taxes also reflect the value of net operating losses, investment tax credits and an offsetting valuation allowance. The Company's total deferred tax assets and corresponding valuation allowance at December 31, 1997 and 1996 consisted of the following:

                                                      December 31,
                                                  1997          1996
                                               ---------     ----------
Deferred tax assets
  Net operating loss carryforwards             $  339,000    $  334,000
  Investment tax credit carryforwards               1,000       367,000
  Depreciation, depletion and amortization        130,000       118,000
  Other, net                                        7,000         7,000
                                               ----------    ----------
      Total                                       477,000       826,000
Deferred tax liabilities
  Intangible drilling costs                      (184,000)     (138,000)
                                               -----------   -----------

Net deferred tax assets                           293,000       688,000
  Less valuation allowance                       (293,000)     (688,000)
                                               -----------   -----------
Net deferred tax asset                         $       -     $       -
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

8.  CASH FLOW INFORMATION
The Company does not consider any of its assets to meet the definition of a cash equivalent.

Net cash provided by operating activities includes cash payments for interest of $1,000, $3,000 and $4,000 in 1997, 1996, and 1995, respectively.

Excluded from the Consolidated Statements of Cash Flows were the effects of certain non-cash investing and financing activities, as follows:

                                             1997         1996       1995
                                          ----------  ----------  ----------
Purchase of equipment for  notes
payable                                   $   -       $  20,000   $    -

Retirement of fully depreciated
 assets                                       -         23,000       7,000

Goodwill capitalized as additional
 cost of acquired company                   3,000        9,000      18,000

Tax savings benefit payable                 3,000        9,000      18,000

Retirement of treasury stock                  -        136,000          -

Effect of 1 for 6 reverse stock
 split and change in par value                -        137,000          -

Issuance of common stock to
 acquire gas gathering system               6,000          -            -

Acquisition of oil and gas
 properties in exchange for
 forgiveness of accounts receivable           -      10,000            -


9.  EARNINGS PER SHARE
Earnings per share EPS) are calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128), which was adopted in 1997 for all years presented. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS does not apply to the Company due to the absence of dilutive potential common shares. All calculations have been adjusted for the effects of the stock split discussed in Note 2. The adoption of SFAS 128 had no effect on previously reported EPS.

10.  CONCENTRATIONS OF CREDIT RISK
As of December 31, 1997, the Company and one of its subsidiaries had approximately $195,000 and $226,000, respectively, in checking accounts at one bank.

Most of the Company's business activity is in Texas. Accounts receivable as of December 31, 1997 and 1996 are primarily from a wide variety of individual and institutional owners of joint interests in oil and gas wells. A portion of the Company's ability to collect these receivables is dependent upon revenues generated from sales of oil and gas produced by the related wells.

11. FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments at December 31, 1997 and 1996 follow:

                                         1997                    1996
                              --------------------     ----------------------
                               Carrying      Fair       Carrying      Fair
                                Amount       Value       Amount       Value
                              --------     -------     ----------  ----------
 Cash                        $  448,000  $  448,000    $  476,000  $  476,000
 Accounts receivable            414,000     414,000       399,000     399,000
 Accounts receivable,
   related parties               40,000      40,000        34,000      34,000
 Shareholder loans                3,000       3,000        34,000      34,000
Notes payable                     1,000       1,000        12,000      12,000

The fair value amounts for each of the financial instruments listed above approximate carrying amounts due to the short maturities of these instruments.

12.  COMMITMENTS AND CONTINGENCIES
The Company's lease for office space expires in November 1999. Rent expense incurred under this operating lease was approximately $39,000, $39,000 and $38,000 in 1997, 1996 and 1995, respectively.

Future minimum rentals under the non-cancelable operating lease are approximately as follows:


                     Year ended
                    December 31,           Amount
                    ------------           ------
                        1998            $  46,000
                        1999               48,000
                        2000               44,000
                        2001                  -
                        2002                  -
                      Thereafter              -
                                        ----------
                                        $ 138,000
                                        ==========

In connection with the Plan of Reorganization discussed in Note 1, the Company agreed to pay, in cash, to Exploration's unsecured creditors, as defined, one-half of the future reduction of Federal income taxes which were directly related to any allowed carryovers of Exploration's net operating losses and investment tax credits existing at the time of the reorganization. These net operating losses expire in 1998 and the investment tax credits expired in 1997.

In June 1993, Spindletop Drilling Company entered into an agreement with Loch Exploration, Inc., whereby the parties agreed to combine their talents and resources to evaluate and acquire producing and non-producing oil and gas properties at various auctions. Any such properties acquired under the terms of this agreement are to be acquired by initial assignment to the Company. The Company has agreed to provide Loch with a recordable assignment of its interest, such interest to be determined by the proportionate share of monies expended for the acquisition of said properties. All costs are to be borne by the Company and Loch in the same proportions as their respective ownership interests. The Company will serve as administrator for properties acquired in connection with this agreement,and will be entitled to an overhead reimbursement for properties for which the Company serves as operator. This agreement had an initial term of six months, and continues month to month thereafter, until canceled by either party.

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

13.  ADDITIONAL OPERATIONS AND BALANCE SHEET INFORMATION
Certain information about the Company's operations for the years ended December 31, 1997, 1996, and 1995 follows.

Significant Oil and Gas Purchasers
The Company's oil sales are made on a day to day basis at approximately the current area posted price. The loss of any oil purchaser would not have an adverse effect upon operations. The Company generally contracts to sell its natural gas to purchasers pursuant to both short-term and long-term contracts. Additionally, some of the Company's natural gas not under contract is sold at the then current prevailing "spot" price on a month to month basis. Following is a summary of significant oil and gas purchasers during the three year period ended December 31, 1997.


                                             Year Ended December 31,
                                           1997      1996       1995
                                           ----      ----       ----
Lone Star Gas Company and Affiliates        13%        -%         -%
Mitchell Marketing Co.                      13        12          -
Tristar Gas Company                          -        10          -
Texas Utilities Fuel Company                10        18         23


There are no other customers of the Company which individually accounted for more than 10% of the Company's oil and gas revenues during the three years ended December 31, 1997.



                                             Year Ended December 31,
                                       1997            1996           1995
                                    -----------    -----------     -----------
Capitalized costs relating to
oil and gas producing
activities:
    Unproved properties          $     139,000   $       21,000  $     41,000
    Proved properties                2,742,000        2,501,000     2,386,000
                                    ----------      -----------   -----------

    Total Capitalized Costs          2,881,000        2,522,000     2,427,000
    Accumulated amortization        (1,758,000)      (1,560,000)   (1,386,000)
                                    -----------      -----------   -----------
                                 $   1,123,000   $      962,000  $  1,041,000
                                   ===========       ==========   ===========



                                                   Year ended December 31,
                                                 1997       1996       1995
                                              ---------  ---------  ---------
Costs incurred in oil and gas property
 acquisition, exploration and development:
Acquisition of Properties                    $  81,000   $  43,000   $ 212,000
Exploration Costs                              327,000      31,000         -
Development Costs                               21,000      68,000     110,000
                                              ---------  ---------   ---------
                                             $ 429,000   $ 142,000   $ 322,000
                                              =========  =========   =========

Results of operations from producing
 activities:                                      Year ended December 31,
                                                1997         1996       1995
                                            -----------  ---------- ----------
Sales of oil and gas                        $ 1,255,000  $1,287,000 $1,033,000
                                            -----------  ---------- ----------

Production costs                                663,000    704,000     631,000
Amortization of oil and gas properties          198,000    174,000     196,000
                                            ----------- ----------  ----------
                                                861,000    878,000     827,000
                                            ----------- ----------  ----------
                                            $   394,00  $ 409,000  $   206,000
                                            =========== ==========  ==========


                                                  Year ended December 31,
                                              1997        1996       1995
                                           --------     --------   --------

Sales price per equivalent Mcf            $  2.81       $  2.71    $  2.40
                                          =========     =======    ========
Production cost per equivalent Mcf        $  1.48       $  1.48    $  1.47
                                          =========     =======    ========
Amortization per equivalent Mcf           $   .44       $   .37    $   .46
                                            =======     =======    ========
Costs incurred in gas gathering and
equipment rental
Acquisition of property and equipment    $        -  $        -  $    8,000
                                           ========    ========     =======

Results of operations from gas
 gathering and equipment rental:
Revenues                                 $  222,000  $  149,000  $  162,000
                                            -------     -------    --------
Gas pipeline purchases                       64,000           -           -
Operating Expenses                           70,000      57,000      60,000
Depreciation                                 20,000      28,000      28,000
                                            -------     -------    --------
                                            154,000      85,000      88,000
                                           --------     -------    --------
                                         $   68,000  $   64,000  $   74,000
                                           ========     =======    ========

14.  BUSINESS SEGMENTS
The Company's two business segments are (1) oil and gas exploration, production and operations and (2) transportation of natural gas, including related equipment rental. The following is a summary of selected information for these segments for the three-year period ended December 31, 1997:

                                          1997         1996           1995
                                      -----------   ------------  -----------
Revenues:
Oil and gas exploration, production
 and operations                       $ 1,442,000   $ 1,502,000   $ 1,261,000
Gas gathering and equipment rental        222,000       133,000       149,000
                                       ---------    -----------    ----------
                                      $ 1,664,000   $ 1,635,000   $ 1,410,000
                                       ==========   ===========    ==========

Income from operations:
Oil and gas exploration, production
 nd operations                         $  581,000   $  624,000    $   434,000
Gas gathering and equipment rental         68,000       37,000         64,000
                                       ----------    ---------      ---------
                                         649,000       661,000       498,000
Corporate and other (1)                 (566,000)     (520,000)     (491,000)
                                       ---------     ----------    ----------
Consolidated net income                $  83,000    $  141,000    $    7,000
                                       =========     =========     ==========

Identifiable assets:
Oil and gas exploration, production
 and operations                      $ 1,124,000   $  962,000   $ 1,041,000
Gas gathering & rental equip              83,000       98,000       124,000
                                      -----------   ----------     ---------
                                       1,207,000     1,060,000     1,165,000
Corporate and other (2)                1,018,000     1,094,000       784,000
                                       ---------    ----------     ---------
                                     $ 2,225,000   $ 2,154,000   $ 1,949,000
                                       =========     =========    ==========

(1) Corporate and other includes general and administrative expenses, other non-operating income and expense and income taxes.

(2) Corporate and other includes cash, accounts and notes receivable, inventory, other property and equipment and intangible assets.

15.  SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                                          Charged
                                                    Directly to Expense
                                                ----------------------------
                                                 1997       1996      1995
                                               -------    -------    -------
Maintenance and Repairs                       $ 49,000   $ 70,000   $ 57,000
Production taxes                                68,000     74,000     51,000
Taxes, other than payroll and income taxes      21,000     19,000     27,000

16.  SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)
The Company's net proved oil and gas reserves as of December 31, 1997, 1996 and 1995 have been estimated by Company personnel in accordance with guidelines established by the Securities and Exchange Commission. Accordingly, the following reserve estimates were based on existing economic and operating conditions. Oil and gas prices in effect at December 31 of each year were used. Operating costs, production and ad valorem taxes and future development costs were based on current costs with no escalation.

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

Changes in Estimated Quantities of Proved Oil and Gas Reserves

                                                     Oil         Gas
                                                     Bbls        Mcf
                                                   -------     -------
Proved reserves:
Balance December 31, 1994                           55,446    1,791,065
Acquired properties                                 21,176      344,739
Sales of reserves in place                          (4,886)     (63,620)
Revisions of previous estimates                     18,205      275,468
Production                                         (17,873)    (322,465)
                                                   --------   ----------
Balance December 31, 1995                           72,068    2,025,187
Extensions and discoveries                               -      118,963
Sales of reserves in place                          (2,631)     (10,329)
Revisions of previous estimates                     19,930      708,427
Production                                         (17,276)    (371,074)
                                                   --------   ----------
Balance December 31, 1996                           72,091    2,471,174
Sales of reserves in place                               -       (4,554)
Acquired properties                                      -      176,266
Revisions of previous estimates                      4,553      135,639
Production                                         (14,998)    (357,166)
                                                   --------   ----------
Balance December 31, 1997                           61,646    2,421,359
                                                   =======    =========

Proved Developed Reserves:
Balance December 31, 1995                           70,257    1,758,260
Balance December 31, 1996                           72,091    2,181,212
Balance December 31, 1997                           61,646    2,122,247


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

Future net cash flows were computed using the contract price which was not escalated. Future production includes operating costs and taxes. No deduction has been made for interest, general corporate overhead, depreciation or amortization. Future income tax payable was not computed because of the net operating loss carryforward (See Note 7). The annual discount of estimated future net cash flows is defined, for use herein, as future cash flows discounted at 10% per year, over the expected period of realization

                                             December 31,
                                ---------------------------------------
                                   1997          1996           1995
Standardized Measures of        ------------ --------------  ----------
Discounted Future Net Cash
Flows:

Future production revenue      $ 6,302,000  $    6,429,000  $  4,859,000
Future development costs          (110,000)      (128,000)       (87,000)
Future production costs         (3,167,000)    (3,171,000)    (2,671,000)
                                 ----------    -----------    ----------

Future net cash flows before
Federal income tax                3,025,000     3,130,000      2,101,000
Future Federal income tax                 -             -              -
                                  ---------    ----------     ----------
Future net cash flows             3,025,000     3,130,000      2,101,000
Effect of discounting 10%
per year                          (741,000)       (749,000)     (476,000)
                                  ---------      ----------   ----------
                               $  2,284,000 $    2,381,000  $  1,625,000
                                  =========     ==========     =========


                                     1997             1996           1995
                                   -------         --------        --------
Change Relating to the
Standardized Measures of
Discounted Future Net Cash
Flows:
Beginning balance                $ 2,381,000    $  1,625,000    $  1,527,000
Oil and gas sales, net of
production costs                     592,000)       (583,000)       (402,000)
Net change in prices, net of
production costs                      99,000         668,000         (18,000)
Extensions and discoveries              -            187,000             -
Purchase of reserves in place
                                     124,000            -            250,000
Sales of reserves in place            (4,000)        (9,000)         (61,000)
Revisions of quantity
estimates                            204,000        999,000          339,000
Accretion of discount                238,000        163,000          153,000
Other                               (166,000)       (669,000)       (163,000)
                                  -----------    ------------     -----------
                              $    2,284,000  $    2,381,000    $  1,625,000
                                  ===========    ============    ============



                                                                   SCHEDULE II

                   SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995



                                 Charged To
                             Beginning  Costs and               Ending
       Description            Balance   Expenses   Deductions   Balance
------------------------   ----------- ---------- ----------- ---------
Allowance for Doubtful
Accounts
--------
December 31, 1995          $   200,000          -           - $  200,000
                               =======    =======     =======    =======
December 31, 1996          $   200,000     30,000           - $  230,000
                               =======    =======     =======    =======
December 31, 1997          $   230,000          -           - $  230,000
                               =======    =======     =======    =======


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