Form 10-Q
period 1998-03-31
SPINDLETOP OIL & GAS CO
filed 1998-05-13
CIK 867038

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


 For Quarter ended March 31, 1998                   Commission File No. 0-18774



                            Spindletop Oil & Gas Co.
            (Exact name of registrant as specified in its charter)


          Texas                                       75-2063001
(State or otherjurisdiction of                  (IRS Employer or I.D.#)
 incorporation or organization)

   9319 LBJ Frwy., #205,  Dallas, Texas                75243
 (Address of principle executive offices)           (Zip Code)


                              (972) 644-2581
          (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

                YES   X                                  NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - $.01 par value                             7,525,804
       (Title of Class)                        (Number of shares Outstanding
                                                       on May 10, 1998)

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

                            FORM 10-Q March 31, 1998

                                      INDEX

Part I  Financial Information:                                       Page No.
  Item 1.  Financial Statements.

   Consolidated Balance Sheets
     March 31, 1998 (Unaudited) and December 31, 1997.... ..............3

   Consolidated Statements of Income (Unaudited)
     Three Months Ended March 31, 1998 and 1997.........................5

   Consolidated Statements of Cash Flows (Unaudited)
     Three Months Ended March 31, 1998 and 1997.........................6

   Notes to Consolidated Financial Statements...........................7


  Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations..................................8



Part II Other Information:
  Item 6.  Exhibits and Reports on Form 8-K.............................9

Part I Financial information
Item 1. Financial statements


                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                  March 31     December 31
                                                    1998           1997
                                                ------------   -----------
                                                (Unaudited)
                             Assets
Current Assets
 Cash                                            $  411,000    $  448,000
 Accounts receivable                                457,000       414,000
 Accounts receivable, related parties                 4,000        40,000
 Shareholder loans                                    8,000         3,000
 Inventory                                                -         8,000
                                                  ---------      --------
      Total Current Assets                          880,000       913,000
                                                  ---------      --------

Property and Equipment - at cost
 Oil and gas properties (full cost method)        2,978,000     2,881,000
 Rental equipment                                   329,000       329,000
 Gas gathering systems                              151,000       151,000
 Other property and equipment                       199,000       199,000
                                                 ----------    ----------
                                                  3,657,000     3,560,000
Accumulated depreciation and amortization        (2,356,000)   (2,300,000)
                                                 -----------   -----------
                                                  1,301,000     1,260,000
                                                 ----------    ----------


Other Assets, net of accumulated amortization
 of $80,000 and $77,000 at March 31,1998 and
 December 31, 1997 respectively                     49,000         52,000
                                                 ----------     ----------
Total Assets                                   $  2,230,000   $ 2,225,000
                                                 ==========     ==========



See accompanying notes to financial statements.

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                     March 31,     December 31,
                                                       1998           1997
                                                   -----------     -----------
                                                   (Unaudited)
      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Accounts payable and accrued liabilities          $  599,000     $   628,000
 Notes payable                                           -              1,000
 Tax savings benefit payable                           97,000          97,000
                                                   ----------     -----------
    Total Current Liabilities                         696,000         726,000
                                                   ----------     -----------



Shareholders' Equity
 Common stock, $.01 par value; 100,000,000
  shares authorized; 7,525,804 issued
 (7,525,804 at December 31, 1997)                      75,000          75,000
 Additional paid-in capital                           733,000         733,000
 Retained earnings                                    726,000         691,000
                                                   -----------     ----------
                                                    1,534,000       1,499,000
                                                   -----------     ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $  2,230,000     $  2,225,000
                                                   ===========     ===========


See accompanying notes to financial statements.

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                        Three Months Ended
                                                             March 31,
                                                   -------------------------
                                                      1998           1997
                                                   ----------    ----------
 Revenues
  Oil and gas revenues                             $  353,000    $  438,000
  Revenue from lease operations                        45,000        48,000
  Gas gathering fees                                    4,000         4,000
  Equipment rental                                     31,000        24,000
  Sale of natural gas                                  10,000        18,000
  Interest Income                                       3,000         1,000
  Other                                                   -           1,000
                                                    ----------    ----------
                                                      446,000       534,000
                                                    ----------    ----------
 Expenses
  Pipeline and rental operations                       19,000        21,000
  Lease operations                                    179,000       182,000
  Purchase of natural gas                               5,000        17,000
  Depreciation and amortization                        59,000        61,000
  General and administrative                          149,000       138,000
  Interest expense                                       -            1,000
                                                    ----------     ----------
                                                      411,000       420,000
                                                    ----------     ----------

 Net Income                                        $   35,000    $  114,000
                                                     =========     ==========

 Net Income Per Share of Common Stock              $       -      $    .015
                                                     ==========    ==========

 Weighted average shares outstanding                 7,525,804     7,488,304
                                                     ==========    ==========


See accompanying notes to financial statements.

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                      1998            1997
                                                  ------------    ------------
Cash Flows from Operating Activities
  Net Income                                         $  35,000      $ 114,000
  Reconciliation of net income to net
   cash provided by operating activities:
   Depreciation and amortization                        59,000         61,000
   (Increase) decrease in accounts receivable           (7,000)       (73,000)
   (Increase) decrease in inventory                      8,000         22,000
   Increase (decrease) in accounts payable             (29,000)       (44,000)
                                                     ----------      ---------
   Net cash provided (used) by operating activities     66,000         80,000
                                                     ----------      ---------

Cash Flows from Investing Activities
  Capitalized acquisition, exploration and
   development costs                                    (97,000)      (27,000)
  Purchase of property and equipment                       -           (8,000)
  Principal collected on note receivable                   -              -
                                                       ---------      ---------
Net cash used by investing activities                   (97,000)      (35,000)
                                                       ---------      ---------

Cash Flows from Financing Activities
  Repayment of notes payable                             (1,000)       (6,000)
  Proceeds from borrowings                                  -           8,000
  Advances to shareholder                                (5,000)     (137,000)
                                                      ----------     ---------
Net cash provided (used) by financing activities         (6,000)     (135,000)
                                                      ----------     ---------

Decrease in cash                                        (37,000)      (90,000)

Cash at beginning of period                             448,000       476,000
                                                     ----------     ---------
Cash at end of period                                 $ 411,000     $ 386,000
                                                      =========     =========

See accompanying notes to financial statements.

                    Spindletop Oil & Gas Co. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Note 1. Basis of Presentation

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this form 10-Q may wish to refer to the Company's Form 10-K for the year ended December 31, 1997 for further information.

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

                    Spindletop Oil & Gas Co. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Item 2.         Management's Discussion and Analysis
                         of Financial Condition and Results of Operation

Results of Operations

1998 Compared to 1997
Oil and gas revenues decreased in 1998 primarily due to a decrease in gas prices.



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

                    Spindletop Oil & Gas Co. and Subsidiaries
                                 March 31, 1998


Part II Other Information

       Item 6.  Exhibits and Reports on Form 8-K

       (a)  Exhibits - None

       (b)  Reports on Form 8-K - None

                                    Signature




  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  SPINDLETOP OIL & GAS CO.
                                                       (Registrant)



 DATE:  May 13, 1998                         By: /s/Paul E. Cash
                                                 ------------------
                                                   Paul E. Cash
                                                   President








DATE:  May 13, 1998                         By: /s/Gary Goodnight
                                               ------------------
                                                  Gary Goodnight
                                                  Controller