Form 10-Q
period 1998-06-30
SPINDLETOP OIL & GAS CO
filed 1998-08-14
CIK 867038

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter ended June 30, 1998

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

                              (972) 644-2581
            Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

                           YES   X                                     NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - $.01 par value                           7,525,804
         (Title of Class)                    (Number of shares Outstanding
                                                 on August 12,1998)

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

                                    FORM 10-Q
                                  June 30, 1998


                                      INDEX

Part I  Financial Information:                                       Page No.
  Item 1.  Financial Statements.

   Consolidated Balance Sheets
     June 30, 1998 (Unaudited) and December 31, 1997....................3

   Consolidated Statements of Income (Unaudited)
     Six Months and Three Months Ended June 30, 1998 and 1997...........5

   Consolidated Statements of Cash Flows (Unaudited)
     Six Months Ended June 30, 1998 and 1997............................6

   Notes to Consolidated Financial Statements...........................7

 Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations..................................8

Part II Other Information:
 Item 6.  Exhibits and Reports on Form 8-K..............................9

Part I Financial information
Item 1. Financial statements


                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                   June 30       December 31
                                                    1998            1997
                                                 ----------      ----------
                                                 (Unaudited)
                             Assets
Current Assets
 Cash                                           $   210,000   $    448,000
 Accounts receivable                                459,000        414,000
 Accounts receivable, related parties                 4,000         40,000
 Shareholder loans                                    8,000          3,000
 Inventory                                                -          8,000
                                                  ---------       --------
      Total Current Assets                          681,000        913,000
                                                  ---------       --------

Property and Equipment - at cost
 Oil and gas properties (full cost method)        2,999,000      2,881,000
 Rental equipment                                   333,000        329,000
 Gas gathering systems                              151,000        151,000
 Other property and equipment                       201,000        199,000
                                                 ----------     ----------
                                                  3,684,000      3,560,000
Accumulated depreciation and amortization        (2,410,000)    (2,300,000)
                                                 -----------    -----------
                                                  1,274,000      1,260,000
                                                 ----------     ----------


Other Assets, net of accumulated amortization
 of $83,000 and $77,000 at June 30, 1998 and
 December 31, 1997 respectively                      46,000         52,000
                                                  ----------     ----------
Total Assets                                    $ 2,001,000    $ 2,225,000
                                                  ==========     ==========



See accompanying notes to financial statements.

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                       June 30,     December 31,
                                                         1998           1997
                                                     ----------      ---------
                                                     (Unaudited)
      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities         $    441,000    $   628,000
  Notes payable                                               -          1,000
  Tax savings benefit payable                            97,000         97,000
                                                      ---------       --------
      Total Current Liabilities                         538,000        726,000
                                                      ---------       --------



Shareholders' Equity
  Common stock, $.01 par value;
   100,000,000 shares authorized;
   7,525,804 issued (7,525,804 at December
   31,1997)                                              75,000         75,000
  Additional paid-in capital                            733,000        733,000
  Retained earnings                                     655,000        691,000
                                                      ---------      ---------
                                                      1,463,000      1,499,000
                                                      ---------      ---------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $  2,001,000   $  2,225,000
                                                      =========      =========


See accompanying notes to financial statements.

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                 Six Months Ended          Three Months Ended
                                     June 30,                    June 30,
                           ---------------------------  -----------------------
                                1998           1997         1998        1997
                            ------------  -----------    -----------  ---------
Revenues
 Oil and gas revenues         $ 532,000    $ 689,000     $  179,000  $  251,000
 Revenue from lease
  operations                     73,000       94,000         28,000      46,000
 Sale of natural gas             24,000       40,000         14,000      22,000
 Gas gathering fees               7,000        9,000          3,000       5,000
 Equipment rental                41,000       52,000         10,000      28,000
 Interest Income                  5,000        4,000          2,000       3,000
 Other                                -        2,000             -        1,000
                                --------   ----------      ---------   --------
                                 682,000     890,000        236,000     356,000
                                --------   ----------      ---------   --------
Expenses
 Pipeline and rental
  operations                     46,000       40,000         27,000      19,000
 Gas purchases                   13,000       28,000          8,000      11,000
 Lease operations               268,000      305,000         89,000     123,000
 Depreciation and
  amortization                  116,000      122,000         57,000      61,000
 General and
  administrative                275,000      277,000        126,000     139,000
 Interest expense                     -        1,000             -          -
                                --------    ---------      ---------   --------
                                 718,000     773,000        307,000     353,000
                                --------    ---------      ---------   --------

Net Income (Loss)            $  (36,000)   $  117,000     $ (71,000)  $   3,000
                              ==========   ==========      ==========  ========

Net Income (Loss) Per
 Share of Common Stock       $      0      $      0       $   (.01)   $     0
                                ========     ========       ========   ========
Weighted average shares
 outstanding                  7,525,804    7,488,304      7,525,804   7,488,304
                              ==========   ==========     ==========  =========



See accompanying notes to financial statements.

                      SPINDLETOP OIL & GAS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Six Months Ended
                                                              June 30,
                                                    --------------------------
                                                        1998           1997
                                                     ----------      ---------
Cash Flows from Operating Activities
 Net Income                                          $ (36,000)    $  117,000
  Reconciliation of net income to net
   cash provided by operating activities:
  Depreciation and amortization                        116,000        122,000
  (Increase) decrease in accounts receivable            (4,000)      (235,000)
  (Increase) decrease in inventory                       8,000         22,000
  Increase (decrease) in accounts payable             (192,000)        96,000
                                                      ----------     ---------
 Net cash provided(used) by operating activities      (108,000)       122,000
                                                      ----------     ---------

Cash Flows from Investing Activities
 Capitalized acquisition, exploration
  and development costs                               (118,000)       (96,000)
 Purchase of property and equipment                     (6,000)        (8,000)
 Principal collected on note receivable                     -             -
                                                      ---------      ---------
Net cash used by investing activities                 (124,000)      (104,000)
                                                      ---------      ---------

Cash Flows from Financing Activities
 Repayment of notes payable                             (1,000)       (11,000)
 Proceeds from borrowings                                   -           8,000
 Repayments from shareholder                                -          25,000
 Advances to shareh                                     (5,000)      (137,000)
                                                     ----------      ---------
Net cash provided(used) by financing activities         (6,000)      (115,000)
                                                     ----------      ---------

Increase(decrease)in cash                              (238,000)      (97,000)
Cash at beginning of period                             448,000       476,000
                                                     -----------     ----------
Cash at end of                                        $ 210,000     $ 379,000
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

                    Spindletop Oil & Gas Co. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Item 2.         Management's Discussion and Analysis
                 of Financial Condition and Results of Operations

Results of Operations

Six months ended June 30, 1998 compared to 1997
Oil and gas revenues decreased in 1998 due a decrease in production combined with a decrease in oil and gas prices.

Revenue from lease operations decreased in 1998. The company lowered its overhead charge on marginal wells.

Three months ended June 30, 1998 compared to 1997
Oil and gas revenues decreased in the second quarter of 1998 due a decrease in production combined with a decrease in oil prices.



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

                    Spindletop Oil & Gas Co. and Subsidiaries
                                  June 30, 1998



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






                                            SPINDLETOP OIL & GAS CO.
                                                   (Registrant)




 DATE: August 13, 1998                      By: /s/Paul E. Cash, President
                                                --------------------------
                                                  Paul E. Cash, President






DATE:  August 13, 1998                      By: /s/ Gary Goodnight, Controller
                                                 -----------------------------
                                                   Gary Goodnight, Controller