Form 10-Q
period 1998-09-30
SPINDLETOP OIL & GAS CO
filed 1998-11-16
CIK 867038

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter ended September 30, 1998

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

                      YES   X                             NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - $.01 par value                          7,525,804
     (Title of Class)                          (Number of shares Outstanding
                                                   on November 12, 1998)

                    Spindletop Oil & Gas Co. and Subsidiaries

                          FORM 10-Q September 30, 1998

                                      INDEX

Part I  Financial Information:                                        Page No.
 Item 1.  Financial Statements.

   Consolidated Balance Sheets
        September 30, 1998 (Unaudited) and December 31,1997...............3

   Consolidated Statements of Operations (Unaudited)
        Nine Months and Three Months Ended September 30, 1998 and 1997.. .5

   Consolidated Statements of Cash Flows (Unaudited)
        Nine Months Ended September 30, 1998 and 1997 ....................6

   Notes to Consolidated Financial Statements.............................7

 Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................8

Part II Other Information:
 Item 6.  Exhibits and Reports on Form 8-K  ..............................9

Part I Financial information
Item 1. Financial statements


                    Spindletop Oil & Gas Co. and Subsidiaries
                           Consolidated Balance Sheets


                                                September 30      December 31
                                                    1998             1997
                                                 ----------       ---------
                                                 (Unaudited)
                       Assets
Current Assets
 Cash                                           $   220,000     $   448,000
 Accounts receivable                                335,000         414,000
 Accounts receivable, related parties                 5,000          40,000
 Receivable from shareholder                          8,000           3,000
 Inventory                                               -            8,000
                                                 ----------        ---------
     Total Current Assets                           568,000         913,000
                                                 ----------        ---------

Property and Equipment - at cost
 Oil and gas properties (full cost method)        3,087,000       2,881,000
 Rental equipment                                   342,000         329,000
 Gas gathering systems                              145,000         151,000
 Other property and equipment                       202,000         199,000
                                                  ---------       ---------
                                                  3,776,000       3,560,000
Accumulated depreciation and amortization        (2,458,000)     (2,300,000)
                                                 -----------     ----------
                                                  1,318,000       1,260,000



Other Assets, net of accumulated amortization
  of $86,000 and $77,000 at September 30, 1998
   and December 31, 1997 respectively               43,000          52,000
                                                 ----------      ----------
Total Assets                                  $  1,929,000     $ 2,225,000
                                                 ==========       =========



See accompanying notes to financial statements.

                    Spindletop Oil & Gas Co. and Subsidiaries
                           Consolidated Balance Sheets


                                                    September 30,   December 31,
                                                        1998             1997
                                                    ----------       ---------
                                                    (Unaudited)
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Accounts payable and accrued liabilities           $ 379,000     $  628,000
 Current portion of long-term debt                         -           1,000
 Tax savings benefit payable                           97,000         97,000
                                                    ----------       --------
        Total Current Liabilities                     476,000        726,000
                                                    ----------       --------



Shareholders' Equity
 Common stock, $.01 par value; 100,000,000
  shares authorized; 7,525,804 issued
  (7,525,804 at December 31, 1997)                     75,000         75,000
 Additional paid-in capital                           733,000        733,000
 Retained earnings                                    645,000        691,000
                                                    ----------     ----------
                                                    1,453,000      1,499,000
                                                    ----------      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $  1,929,000   $  2,225,000
                                                    ==========     ==========


See accompanying notes to financial statements.

                    Spindletop Oil & Gas Co. and Subsidiaries
                      Consolidated Statements Of Operations
                                   (UNAUDITED)


                               Nine Months Ended             Three Months Ended
                                  September 30,                  September 30,
                              -----------------------      --------------------
                                 1998         1997           1998        1997
                              ----------   ----------      ---------  ---------
Revenues
 Oil and gas revenues        $   731,000   $  936,000    $  199,000  $  247,000
 Revenue from lease
 operations                      115,000      140,000        42,000      46,000
 Sale of natural gas              35,000       65,000        11,000      25,000
 Gas gathering fees               11,000       15,000         4,000       6,000
 Equipment rental                 67,000       83,000        26,000      31,000
 Interest Income                   6,000        6,000         1,000       2,000
 Other                            33,000        2,000        33,000          -
                               -----------   ----------   ----------  ---------
                                 998,000    1,247,000       316,000     357,000
                               -----------   -----------  ----------  ---------
Expenses
 Pipeline and rental
 operations                      65,000        56,000        19,000      16,000
 Gas purchases                   21,000        46,000         8,000      18,000
 Lease operations               390,000       492,000       122,000     187,000
 Depreciation and amortization  167,000       187,000        51,000      65,000
 General and administrative     401,000       409,000       126,000     132,000
 Interest expense                   -           1,000            -          -
                             -----------    ----------    ---------   ---------
                              1,044,000     1,191,000       326,000     418,000
                             -----------    ----------    ---------   ---------

Net Income (loss)           $  (46,000)   $   56,000    $   (10,000)  $ (61,000)
                             ==========     =========      =========  ==========

Net Income Per Share of
 Common                     $    (.01)   $      .01     $        -    $  (.01)
                             ==========     =========      ==========  =========
Weighted average shares
outstanding                  7,525,804     7,488,304      7,525,804   7,488,304
                             ==========    ==========     ==========  =========



See accompanying notes to financial statements.

                    Spindletop Oil & Gas Co. and Subsidiaries
                      Consolidated Statements Of Cash Flows
                                   (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                        -----------------------
                                                          1998           1997
                                                        ---------      ---------
Cash Flows from Operating Activities
 Net Income                                            $ (46,000)     $  56,000
 Reconciliation of net income to net cash
  provided by operating activities:
   Depreciation and amortization                         167,000        187,000
   (Increase) decrease in accounts receivable            114,000       (209,000)
   (Increase) decrease in inventory                        8,000         22,000
   Increase (decrease) in accounts payable              (249,000)       153,000
                                                         ---------    ---------
 Net cash provided (used) by operating activities         (6,000)       209,000

Cash Flows from Investing Activities
 Capitalized acquisition, exploration
  and development                                       (206,000)      (313,000)
 Purchase of property and equipment                      (10,000)       (13,000)
                                                        ---------     ---------
Net cash used by investing activities                   (216,000)      (326,000)
                                                        ---------      ---------
Cash Flows from Financing Activities
 Repayment of notes payable                              (1,000)        (13,000)
 Proceeds from borrowings                                   -             8,000
 Advances to shareholder                                 (5,000)       (137,000)
 Repayment of shareholder loans                             -           170,000
                                                        ---------      ---------
Net cash provided (used) by financing activities         (6,000)         28,000
                                                        ---------      ---------

Increase (Decrease) in cash                            (228,000)        (89,000)
Cash at beginning of period                             448,000         476,000
                                                       ---------      ---------
Cash at end of period                                $  220,000     $   387,000
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

Results of Operations

Nine months ended September 30, 1998 compared with 1997

Oil and gas revenues decreased in 1998 due a decrease in production combined with a decrease in oil and gas prices.

Revenue from lease operations decreased in 1998. The company lowered its overhead charge on marginal wells.

In December 1996 the Company expanded its current pipeline system by acquiring, at no cost, a pipeline system in Hood County, Texas. The Company began purchasing natural gas of other producers and reselling this gas to a pipeline marketing affiliate. In August 1998 sold this pipeline. Therefore both gas purchases and natural gas sales increased in 1997.

Three months ended September 30, 1998 compared to 1997

Oil and gas revenues decreased due a decrease in production and because of a decrease in oil gas prices.


Gas purchases and sale of natural gas decreased due to the sale of the pipeline system described above.



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

                    Spindletop Oil & Gas Co. and Subsidiaries
                               September 30, 1998



Part II Other Information

 Item 6.  Exhibits and Reports on Form 8-K

 (a)  Exhibits -
        27 Financial Data Schedule

 (b)  Reports on Form 8-K - None

                                    Signature




  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                SPINDLETOP OIL & GAS CO.
                                                       (Registrant)




DATE: November 16, 1998                      By: /s/ Paul E. Cash
                                                 ------------------------
                                                 Paul E. Cash
                                                 President





DATE:  November 16, 1998                     By: /s/ Gary D. Goodnight
                                                 ----------------------
                                                  Gary Goodnight
                                                  Controller