Form 10-K
period 1998-12-31
SPINDLETOP OIL & GAS CO
filed 1999-04-15
CIK 867038

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

    For the fiscal year ended December 31, 1998    Commission File No. 0-18774


                            Spindletop Oil & Gas Co.
             (Exact name of registrant as specified in its charter)


                Texas                                75-2063001
    -------------------------------             ---------------------
    (State or other jurisdiction of            (IRS Employer or ID #)
     incorporation or organization)

    9319 LBJ, Frwy., #205 Dallas, TX                            75243
   (Address of principal executive offices)                   (Zip Code)


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

                                    YES X NO

As of March 31, 1999, 7,525,804 shares of the Company's common stock were issued and outstanding, and the aggregate market value of the voting stock held by non-affiliates of the company as of that date is not determinable since no significant public trading market has been established for the Company's common stock.

                                     PART I


Item 1. Description of Business.
(a) General Business Development.
Spindletop Oil & Gas Co. is engaged in the exploration, development and production of oil and natural gas; the rental of oilfield equipment;and through one of its subsidiaries, the gathering and marketing of natural gas. The term "Company" is used herein to refer to Spindletop Oil & Gas Co. and its wholly owned subsidiaries, Prairie Pipeline Co. ("PPL") and Spindletop Drilling Company ("SDC") .

The net crude oil and gas reserves of the Company as of December 31, 1998, were 33,920 barrels of oil and condensate and 1,998,537 MCF (thousand cubic feet) of natural gas. The Company owns rental equipment, including natural gas compressors, pumping units, natural gas dehydrators and other various pieces of oilfield production equipment. In addition, the Company, through PPL, owns approximately 26.1 miles of pipelines located in Texas, which are used for the gathering of natural gas. The Company's principal executive offices are located at 9319 LBJ Freeway, Suite #205, Dallas, Texas. The telephone number is
(972)644-2581.

                                   BACKGROUND

The Company is a Texas Corporation. The Company was previously known as Prairie States Energy Co.("PSE"). On July 13, 1990, Spindletop Oil & Gas Co., a Utah Corporation, ("SOG UTAH") merged into PSE, and the name of PSE was changed to Spindletop Oil & Gas Co., the Company herein.

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

The Company in 1996 expanded its current pipeline system by 6.7 miles by acquiring, at no cost, a pipeline system in Hood County, Texas. The Company sold this pipeline in 1998 for a price of $30,000.

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

The Company is also engaged in the gathering and marketing of natural gas through its subsidiary PPL. The Company owns 26.1 miles of pipelines and currently gathers approximately 518 MCF of gas per day. Gas is gathered for a fee. Substantially all of the gas gathered by the Company is gas produced from wells which the Company operates and in which it owns a working interest.

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

(v) Dependence on Customers.
The following is a summary of significant purchasers of the oil and natural gas produced by the Company for the three year period ended December 31, 1998:



      Purchaser                                December 31, Percent (1)
      ---------                            ------------------------------
                                            1998        1997         1996
                                            ----        ----         ----
Lone Star Gas Company and affiliates         13%         13%           -%
Mitchell Marketing Co.                       22%         13%          12%
Tristar Gas Company                           -%          -%          10%
Texas Utilities Fuel Co.                      -%         10%          18%


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

(x)  Special Tax Provisions.
See footnote 8 to Consolidated Financial Statements

(xi) Employees.
The Company employs a total of 9 people, 4 persons in its offices in Dallas and 5 in its field operations. All are full-time employees.

(d)Financial information about foreign and domestic operations and export sales.

All of the Company's business is conducted domestically, with no export sales.

Item 2. Properties
Oil and Gas Properties.
The following table sets forth pertinent data with respect to the Company-owned oil and gas properties, all located within the continental United States, as estimated by the Company:



                                                Year Ended December 31,
                                           1998          1997          1996
                                       ----------    ----------     ----------
Gas and Oil Properties (net) (1):
Proved Developed Gas Reserves-MCF (2)   1,699,425     2,122,247      2,181,212

Proved Undeveloped Gas Reserves-MCF(3)    299,112       299,112        289,962
                                       ----------    ----------     ----------
Total Proved Gas Reserves-MCF           1,998,537     2,421,359      2,471,174
                                       ==========    ==========     ==========
Proved Developed Crude Oil and
 Condensate Reserves-Bbls (2)              33,920        61,646         72,091

Proved Undeveloped Crude Oil and
 Condensate Reserves-Bbls (3)                 -             -              -
                                       ----------    ----------     -----------
Total Proved Crude Oil and
 Condensate Reserves-Bbls                 33,920         61,646         72,091
                                       ==========    ===========    ===========

                       (See footnotes on Page 9 following)






                                               Year Ended December 31,
                                       1998             1997            1996
                                    -----------      -----------     ----------

Present Value of Estimated
 Future Net Revenues
 From Proved Reserves (4) (5):
  Developed                       $ 1,405,000       $ 2,107,000     $ 2,228,000
  Developed and Undeveloped         1,599,000         2,283,000       2,381,000

Productive Wells (6):
 Gas Wells
  Gross                                   228               236             247
  Net                                   27.59             29.34           33.98
 Oil Wells
  Gross                                   212               216             224
  Net                                   14.56             14.83           15.43
Acreage:
 Developed Acres (Producing)
  Gross                                81,073            82,042          83,642
  Net                                   7,685             7,864           8,600
 Undeveloped Acres
  Gross                                86,868            86,868          81,805
  Net                                  13,856            13,856           8,793

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

(6)   Operated Wells having multiple completions are as follows:

                             1998                1997              1996
                      -----------------    -----------------  --------------
                      Gross         Net    Gross       Net    Gross       Net
Gas                    6           2.55     6         2.55      7        1.66
Oil                   -0-           -0-    -0-         -0-     -0-        -0-

The Company has interests in numerous wells which are operated by third party operators. Information as to multiple completions with respect to third party operated wells is not available to the Company.

The Company's working interests in exploration and development wells completed during the years indicated were as follows:

                                               Year Ended December 31,
                                        1998            1997           1996
                                   --------------  ------------   -------------
                                   Gross      Net   Gross   Net   Gross    Net
                                   -----     ----   -----  ----   -----    ----
Exploratory wells:
  Productive                         -         -      -      -      1        -
  Non-Productive                     -         -      2    1.6      -        -
                                   -----     ----   -----  ----   -----    ----
Total                                -         -      2    1.6      1        -
                                   -----    -----   -----  -----  -----    -----

Development wells:
  Productive                         -         -      -     -       -        -
  Non-Productive                     -         -      -     -       -        -
                                   -----    -----   -----  ----   -----   -----
Total                                -         -      -     -       -        -
                                   -----    -----   -----  ----   -----   -----



Total Exploratory and Development
wells:
  Productive                         -         -      -      -       1        -
  Non-Productive                     -         -      2    1.6       -        -
                                   -----     -----  ----- -----   -----    -----
 Total                               -         -      2    1.6       1        -
                                   -----     -----  ----- ------  -----    -----



The following tables set forth additional data with respect to production from Company-owned oil and gas properties, all located within the continental United
States:

                                                Year Ended December 31,
                                  ---------------------------------------------
                                    1998      1997     1996     1995     1994
                                  --------  --------  -------- -------  -------
Oil and Gas Production (net):
 Gas-                              350,566   357,166   371,074  322,465  284,903
 Crude Oil and Condensate - Bbls    13,304    14,998    17,276   17,873   11,584

Average Sales Price Per Unit
 Produced: Gas - per Mcf            $ 1.97   $  2.66   $  2.48   $ 2.28   $ 2.57

 Crude Oil and Condensate-per Bbl  $ 11.97   $ 20.29   $ 21.16  $ 16.61   $15.71

Average Production Cost Per
EquivalentBarrel (1) (2)           $  7.37   $ 8.90    $  8.90  $  8.81   $7.62

(1)  Includes severance taxes and ad valorem taxes.
(2) Gas production is converted to equivalent barrels at the rate of six MCF per barrel, representing the estimated relative energy content of natural gas to oil.

The Company owns producing royalties and overriding royalties under properties located in Texas. The revenues from these properties is not significant.

Current Activities - March 15, 1999.
Gross Wells in Process of Drilling          -0-
Net Wells in Process of Drilling            -0-
Waterfloods in Process of Installation      -0-
Pressure Maintenance Operations             -0-

The Company is not aware of any major discovery or other favorable or adverse event that is believed to have caused a significant change in the estimated proved reserves since December 31, 1998.

Office Space.

The Company leases office space as follows:

Location                     Square Feet               Lease Expires
Dallas, Texas                   5,393                   Nov. 30, 1999

Pipelines.
The Company owns, through its subsidiary Prairie Pipeline Co., 26.1 miles of natural gas pipelines in Parker, Hood and Eastland Counties, Texas. These pipelines are steel and polyethylene and range in size from 2 inches to 6 inches. These pipelines primarily gather natural gas from wells operated by the Company and in which the Company owns a working interest, but also for other parties. The Company normally does not purchase and resell natural gas, but gathers gas for a fee. The fees charged in some cases are subject to regulations by the State of Texas and the Federal Energy Regulatory Commission. Average daily volumes of gas gathered by the pipelines owned by the Company was 518, 615 and 484 MCF per day for 1998, 1997, and 1996 respectively.

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

The approximate number of record holders of the Company's Common Stock on March 15, 1999, was 638.

The Company has not paid any dividends since its reorganization and it is not contemplated that it will pay any dividends on its Common Stock in the foreseeable future. There are no financing agreements in place which restrict payment of dividends.

The Registrant currently serves as its own stock transfer agent and registrar.

Item 6.  Selected Financial Data
The selected financial information presented should be read in conjunction with the consolidated financial statements and the related notes thereto.

                                     Years Ended December 31,
                      1998        1997         1996         1995         1994
                   -----------  -----------  -----------  ----------  ----------
Total Revenue      $ 1,239,000  $ 1,685,000  $ 1,693,000  $1,448,000  $1,396,000
Net Incom             (229,000)      83,000      141,000       7,000     102,000
Earnings Per
Share(1)                 (.03)          .01          .02          -         .01

At End of
Periods
Total Assets          1,793,000   2,225,000    2,154,000   1,949,000   2,212,000
Long-Term Debt              -           -            -           -         3,000

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

Results of Operations:

1998 Compared to 1997
Oil and gas revenues decreased primarily because of decreases in oil and gas prices. There was also a slight decrease in production.

Lease operating expenses decreased because of a sale of some oil and gas properties and an overall decrease in the amount of repairs and maintencance required on existing wells in 1998.

Gas pipeline sales and gas pipeline purchases decreased because of the sale the pipeline in 1998 for $30,000. This pipeline had been obtained at no cost. The $30,000 gain is reflected in other income

1997 Compared to 1996
Gas pipeline sales of $89,000 and related gas pipeline purchases of $64,000 did not exist in 1996. The pipeline was purchased in December 1996.

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


Item 8. Consolidated Financial Statements and Schedules, index at page 21.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The accountants for the Company are Farmer, Fuqua, Hunt & Munselle, P.C. Certified Public Accountants, who have prepared audit reports for the years ended December 31, 1996, 1997, and 1998.

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

                                    PART III


Item 10. Directors and Executive Officers of the Registrant (a) and (b)The Directors and Executive Officers of the Company and certain information concerning them is set forth below:


    Name                       Age        Position
------------                   ---   ------------------------
Paul E. Cash                    66    Director and President
K. Paul Cash                    42    Director, Vice President
                                      and Secretary
Gary Goodnight                  44    Director, Vice President, and Treasurer
David Goodhart                  34    Director and Vice President


All directors hold office until the next annual meeting of the shareholders or until their successors are duly elected and qualified. Officers of the Company serve at the discretion of the board of directors.

(c) Significant employees
        Not applicable

(d) Family relationships
        Paul E. Cash is the father of K. Paul Cash.
        David Goodhart is the son-in-law of Paul E. Cash

(e) Business experience
Paul E. Cash is a graduate of The University of Texas (B.B.A.-Accounting) and is a Certified Public Accountant.He has been active in the oil and gas industry for over 25 years, during which time he has served as financial officer of two publicly-owned companies, Texas Gas Producing Co. and Landa Oil Co., and also served as president of publicly-owned Continental American Royalty Co., Bloomfield Royalty Co., Southern Bankers Investment Co., Spindletop Oil & Gas Co. (a Utah Corporation), Double River Oil & Gas Co., and Loch Exploration Inc. Mr. Cash has also been an officer and part owner of several private oil and gas companies and partnerships, Mr. Cash also formerly served as Mayor of the City of Sunnyvale, Texas.

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

David I. Goodhart, Director and Vice-President/General Counsel, joined the Company in June 1998. Prior to joining the Company, Mr. Goodhart was employed as an attorney for Thompson & Knight, P.C. in Dallas, Texas, and as an attorney with Sildon & Evans, P.C. in Kansas City, Missouri. He receive a Bachelor of

Business Administration degree in accounting from The University of Texas at Austin in 1987; a Masters of Science degree in Tax Accounting from the University of Missouri-Kansas City in 1989; and a Juris Doctorate degree from the University of Missouri-Kansas City in 1994.

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

Item 11.  Executive Compensation
(a) Cash Compensation
For the year ended December 31, 1998, none of the Company's executive officers were paid cash compensation at the annual rate in excess of $60,000. During 1998, the Company paid cash compensation of approximately $173,000 to all of its officers.

(b) Compensation Pursuant to Plan.  None

(c) Other Compensation
Key employees of the Company, other than Mr. Cash, are permitted to purchase, at cost, a small interest (usually a maximum of 1 to 2% each) of the working interest in prospects to be drilled by the Company. Mr. Cash usually purchases a working interest of 20 to 50% at cost.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
(a) & (b) Security ownership of certain beneficial owners and managers
The table below sets forth the information indicated regarding the ownership of the Registrant's common stock, $.01 par value, the only outstanding voting securities, as of December 31, 1998 with respect to: (i)any person who is known to the Registrant to be the owner of more than five percent (5%) of the

Registrant's common stock;(ii) the common stock of the Registrant beneficially owned by each of the directors of the Registrant and, (iii) by all officers and directors as a group. Each person has sole investment and voting power with respect to the shares indicated, except as otherwise set forth in the footnotes to the table.

                                                                    %BASED ON
                                                   NATURE OF       OUTSTANDING
 NAME AND ADDRESS OF                 NUMBER OF    BENEFICIAL       PERCENT OF
 BENEFICIAL OWNER                     SHARES       OWNERSHIP          CLASS
 ----------------                     ------       ---------          -----
Paul E. Cash                          6,169,357      Direct            81.97%
9319 LBJ Frwy, Suite 205
Dallas, TX  75243

K. Paul Cash                             72,667      Direct             0.97%
9319 LBJ Frwy, Suite 205
Dallas, TX  75243

Gary Goodnight                          103,334      Direct             1.38%
9319 LBJ Frwy, Suite 205
Dallas, TX  75243

All officers and directors
 as a group                           6,345,358                        84.32%

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

The Company operates approximately 100 oil and gas wells. Mr. Cash owns an interest in approximately 90 of these wells, with an average working interest in such wells of 50.6%. The Registrant believes that all of the overhead rates charged are reasonable, and are at rates which would not be less than would be charged by third party operators. In addition, officers and directors of the Company, other than Mr. Cash, own small interests in a few of the wells operated by the company.

(b) Certain Business Relationships

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                     PART IV

    (a)  The following documents filed as part of this Report
           1. Independent Auditors' Report
              Consolidated Balance Sheets at December 31, 1998 and 1997 Consolidated Statements of Income (Loss) for the years ended December 31, 1998, 1997, and 1996
              Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1998, 1997, and 1996
              Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996
              Notes to Consolidated Financial Statements
           2. Financial Statement Schedules required to be filed by Item 8 and Paragraph (d) of this Item 14
              Schedule II  Valuation  and  Qualifying  Accounts
              All other schedules have been omitted because they are not applicable or required under the rules of Regulation S-X or the information has been supplied in the consolidated financial statements or notes thereto.
              Such schedules and reports are at page 42 of this Report.
           3. The Exhibits are listed in the index of Exhibits Required by Item 601 of Regulation S-K at Item (c) below and included at page 43.

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


                                               SPINDLETOP OIL & GAS CO.



Dated April 12, 1999                          By /S/ Paul E. Cash
                                                     -------------------
                                                     Paul E. Cash
                                                     President, Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following on behalf of the Company and in the capacities and on the dates indicated.




    Signatures                         Capacity                      Date
Principal Executive Officers:



/s/ Paul E. Cash               President, Director             April 12, 1999
----------------
    Paul E. Cash

/s/ K. Paul Cash               Secretary, Director             April 12, 1999
----------------
    K. Paul Cash

/s/ David Goodhart             Vice President, Director        April 12, 1999
------------------
    David Goodhart


/s/ Gary Goodnight             Treasurer, Director             April 12, 1999
-----------------
    Gary Goodnight

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
            Index to Consolidated Financial Statements and Schedules


                                                                      Page

Independent Auditors' Report...........................................22

Consolidated Balance Sheets - December 31, 1998
and 1997............................................................23-24

Consolidated Statements of Income (Loss) for the years
ended December 31, 1998, 1997 and 1996.................................25

Consolidated Statements of Changes in Shareholders'
Equity for the years ended December 31, 1998,
1997, and 1996.........................................................26

Consolidated Statements of Cash Flows for the
years ended December 31, 1998, 1997
and 1996...............................................................27

Notes to Consolidated Financial Statements..........................28-41

Schedules for the years ended December 31, 1998,
1997 and 1996
         II - Valuation and Qualifying Accounts........................42


All other schedules have been omitted because they are not applicable, not required, or the information has been supplied in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Spindletop Oil & Gas Co.

We have audited the accompanying consolidated balance sheets of Spindletop Oil & Gas Co. (a Texas Corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spindletop Oil & Gas Co. and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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

FARMER, FUQUA, HUNT & MUNSELLE, P.C.



Dallas, Texas
April 5, 1999

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                         December 31,
                                                    1998             1997
                                                 ------------    ------------
                     ASSETS
Current Assets
  Cash                                           $   288,000     $    448,000
  Accounts receivable                                284,000          414,000
  Accounts receivable, related parties                33,000           40,000
  Shareholder Loans                                    8,000            3,000
  Inventory                                               -             8,000
                                                  -----------     ------------
               Total Current Assets                  613,000          913,000
                                                  -----------     ------------

Property and Equipment - at cost
  Oil and gas properties (full cost method)        3,008,000         2,881,000
  Rental equipment                                   338,000           329,000
  Gas gathering systems                              151,000           151,000
  Other property and equipment                       191,000           199,000
                                                  ----------        -----------
                                                   3,688,000         3,560,000
Accumulated depreciation and amortization         (2,548,000)       (2,300,000)
                                                  -----------       ------------
                                                   1,140,000         1,260,000
                                                  ----------         ----------


Other Assets, net of accumulated
amortization of $89,000 and $77,000 at
December 31,1998 and 1997 respectively                40,000            52,000
                                                  ----------         ----------
Total Assets                                    $  1,793,000      $  2,225,000
                                                  ==========        ===========


The accompanying notes are an integral part of these statements.

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - (Continued)


                                                          December 31,
                                                     1998            1997
                                                  ----------       ----------

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities       $  426,000       $   628,000
  Notes payable                                         -               1,000
  Tax savings benefit pay                            97,000            97,000
                                                  ----------       ----------
    Total Current Liabilities                       523,000           726,000
                                                  ----------       ----------

Shareholders' Equity
 Common stock, $.01 par value;100,000,000
 shares authorized;7,525,804 shares
 issued and outstanding (7,525,804 at
 December 31, 1997)                                  75,000            75,000
 Additional paid-in capital                         733,000           733,000
 Retained earnings                                  462,000           691,000
                                                 -----------       ----------
                                                  1,270,000         1,499,000
                                                 -----------       ----------

Total Liabilities And Shareholders'Equity       $ 1,793,000       $ 2,225,000
                                                 ============      ==========

The accompanying notes are an integral part of these statements.

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME (LOSS)


                                            Years ended December 31,
                                         1998           1997             1996
                                      -----------    -----------    -----------
Revenues
 Oil and gas revenues                $ 850,000       $ 1,255,000    $ 1,287,000
 Revenue from lease operations         176,000           187,000        215,000
 Gas pipeline sales                     35,000            89,000             -
 Gas gathering fees                     17,000            19,000         19,000
 Equipment rental                      121,000           114,000        114,000
 Interest income                         5,000             9,000          4,000
 Other                                  35,000            12,000         54,000
                                     ----------       -----------   -----------
                                      1,239,000        1,685,000      1,693,000
                                     ----------       -----------   -----------
Expenses
 Pipeline and rental operations         86,000            70,000         69,000
 Gas pipeline purchases                 19,000            64,000             -
 Lease operations                      529,000           663,000        704,000
 Depreciation and amortization         260,000           257,000        237,000
 General and administrative            574,000           547,000        539,000
 Interest expense                          -               1,000          3,000
                                     ----------        ----------    ----------
                                     1,468,000         1,602,000      1,552,000
                                     ----------        ----------    ----------

Net Income (Loss)                  $  (229,000)      $    83,000    $   141,000
                                     ==========        ==========    ==========

Earnings Loss) Per Share
 Of Common Stock                        $(0.03)          $  0.01         $ 0.02
                                        ======             ======        ======

Weighted average shares outstanding  7,525,804          7,492,992     7,488,304
                                    ==========         ==========    ==========



 The accompanying notes are an integral part of these statements.

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997, and 1996



                                                 Additional
                                 Common Stock      Paid-in    Treasury  Retained
                               Shares   Amount     Capital     Stock    Earnings
                           -----------  -------  ---------  ---------  ---------

Balance January 1, 1996     53,654,479  $54,000  $ 885,000  $(136,000) $467,000
Other                              -        -       (1,000)       -          -
Effect of 1 for 6
 stock split               (44,711,903) (45,000)    45,000        -          -
Effect of change in
 par value                         -     81,000    (81,000)       -          -
Retirement of treasury
 stock                      (1,454,272) (15,000)  (121,000)   136,000        -
Net income                         -        -          -          -     141,000
                          ------------  --------  --------  ---------   --------
Balance December 31,1996    7,488,304    75,000    727,000        -     608,000
Stock issued in exchange
for pipeline                   37,500       -        6,000        -          -
Net income                        -         -          -          -      83,000
                          ------------  --------  --------  ---------   --------
Balance December 31, 1997   7,525,804    75,000   733,000         -     691,000
Net loss                          -         -         -           -    (229,000)
                          ------------  --------  --------  ---------  ---------
Balance December 31, 1998  7,525,8048  $ 75,000  $733,000  $      -   $ 462,000
                          ===========   ========  ========  =========  =========




The accompanying notes are an integral part of these statements.

                    SPINDLETOP OIL & GAS CO AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                               Years ended December 31,
                                         1998            1997         1996
                                        ---------     ----------   ----------
Cash Flows from Operating
 Activities:
 Net Income (Loss)                    $ (229,000)    $   83,000    $  141,000
 Reconciliation of net income to
  net cash provided by (used for)
  operating activities:
 Depreciation and amortization           260,000        257,000       237,000
(Increase) decrease in accounts
  receivable                             137,000        (21,000)      (30,000)
(Increase) decrease in inventory           8,000         23,000       (24,000)
Increase (decrease) in accounts payable (202,000)       (10,000)       46,000
                                        ---------     ----------   ----------
Net cash provided by (used for)
 operating activities                    (26,000)       332,000       370,000
                                        ---------     ----------   ----------

Cash Flows from Investing Activities
 Capitalized acquisition, exploration
  and development costs                 (188,000)      (429,000)     (132,000)
 Proceeds from sale of property
  and equipment                           69,000         70,000        47,000
 Purchase of property and equipment       (9,000)       (21,000)      (14,000)
                                       ----------      ----------   ----------
Net cash used by investing activities   (128,000)      (380,000)      (99,000)
                                       ----------      ---------      --------

Cash Flows from Financing Activities
 Repayment of notes payable               (1,000)       (19,000)      (11,000)
 Proceeds from borrowings                    -            8,000           -
 Repayment of shareholder loans              -          245,000           -
 Advances to shareholder                  (5,000)      (214,000)          -
 Net repayments from shareholder             -              -         (12,000)
 Other                                       -              -          (1,000)
                                       ----------      ----------     ---------
Net cash used by financing activities     (6,000)        20,000       (24,000)
                                       ----------      ----------     ---------

Increase (decrease) in cash             (160,000)       (28,000)       247,000
Cash at beginning of period              448,000        476,000        229,000
                                       ----------      ----------     ---------

Cash at end of period                 $  288,000      $ 448,000      $ 476,000
                                       ==========      ==========      ========


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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

Consolidation
-------------
The consolidated financial statements include the accounts of Spindletop Oil & Gas Co. and its wholly-owned subsidiaries, Prairie Pipeline Co. and Spindletop Drilling Company. All significant intercompany transactions and accounts have been eliminated.

Oil and Gas Properties
----------------------
The Company follows the full cost method of accounting for its oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves are capitalized and accounted for in cost centers, on a country-by-country basis. If unamortized costs within a cost center exceed the cost center ceiling (as defined), the excess is charged to expense during the year in which the excess occurs.

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

Property and Equipment
----------------------
The Company, as operator, leases equipment to owners of oil and gas wells, on a month-to-month basis.

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

Inventory
---------
Inventory consists of oil field materials and supplies, stated at the lower of average cost or market.

Goodwill
--------
The goodwill resulting from the contingent consideration, as discussed in Note 7, is being amortized over the remaining life of the net operating loss existing at the time of the Plan discussed in Note 1, which expires in 1998.

Income Taxes
------------
The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109), which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using enacted tax rates in effect in the years in which the differences are expected to reverse. These temporary differences primarily relate to depreciation, depletion and intangible drilling costs. The Company has established a full valuation allowance against these carryforward benefits, due to uncertainty as to the Company's ability to utilize the loss carryforwards.

Investment Tax Credits
----------------------
Investment tax credits are accounted for by the "flow-through" method which recognizes the credits as a reduction of income tax expense in the year the credit is utilized.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock Split
-----------
In December 1996 the Board of Directors declared a 1-for-6 reverse stock split on the Company's common stock. The record date was January 31, 1997. All share and per share data as appropriate, reflect this split. The effect of the split is presented retroactively within stockholders' equity at December 31, 1996 by transferring the par value for the additional shares issued from additional paid-in capital to the common stock accounts.

Treasury Stock
--------------
Effective December 31, 1996 the Company retired all treasury shares. The Company transferred the appropriate amounts to the common stock and additional paid-in capital accounts.


3.  ACCOUNTS RECEIVABLE

                                                      December 31,
                                                1998            1997
                                              ---------      ----------
Trade                                        $  387,000      $  354,000
Accrued revenues                                146,000         289,000
Other                                             1,000           1,000
                                              ---------      ----------
                                                534,000         644,000
Less allowance for losses                      (250,000)       (230,000)
                                              ---------       ---------
                                             $  284,000      $  414,000
                                              =========       =========



4.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                December 31,
                                           1998           1997
                                         --------      --------

Trade payables                          $  62,000      $  69,000
Production proceeds payable               230,000        451,000
Accrued production taxes                    4,000         10,000
Other                                     130,000         98,000
                                         --------      --------
                                        $ 426,000      $ 628,000
                                         ========      =========

5.  NOTES PAYABLE

                                                           December 31,
                                                      1998             1997
                                                   -----------     -----------
Note payable to a bank, bearing
interest at 8%,  collaterlized by
equipment with an original cost of
$8,000, payable in monthly installments
of $713. Loan paid off in January 1998              $    -         $    1,000
                                                    -----------     -----------
                                                         -              1,000
Less current portion                                     -             (1,000)
                                                    -----------     -----------
                                                    $    -         $      -

                                                     =========      ==========
Substantially all of the Company's debt is personally guaranteed by Mr.Paul E. Cash, the majority shareholder(Mr. Cash).

6.  RELATED PARTY TRANSACTIONS

From March 1994 until 1998, the Company has provided various personnel, office space, supplies and other administrative services to a related company, Double River Oil & Gas Co. (Double River) for a fee of $575 per month.

At December 31, 1998, and 1997, approximately $2,000 and $4,000 respectively, are due from Double River.

Included in the accompanying balance sheets are the following amounts related to Mr. Cash:

                                                       December 31,
                                                     1998        1997
                                                  ---------   ---------
Shareholder loans, non-interest bearing          $  8,000     $  3,000



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

7.     SUBSEQUENT EVENTS
On April 5, 1999, the Company acquired for $1,000 a 50% interest in 352 Stone Canyon, L.P., a Texas limited partnership ("Limited Partnership"), becoming its sole general partner. The Limited Partnership is a single-asset entity designed to be the development arm of a 66.57 acre residential tract of land in the Town of Sunnyvale, Texas. The Limited Partnership plans to develop the tract into a luxury residential subdivision. the remaining limited partners of the Limited Partnership are Paul E. Cash, K. Paul Cash, and David Goodhart, all of whom are officers and directors of the Company. Contributions of capital for the remaining limited partners, respectively, are $1,000 each. Paul E. Cash also loaned the Limited Partnership approximately $300,000.

8.  INCOME TAXES

The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 utilizes the liability method of computing deferred income taxes.

For Federal income tax purposes, the Company has net operating loss and investment credit carryovers of approximately $579,000 and $1,000, respectively, which expire at various dates through 2013.

            Expires              Net Operating Loss          Investment Tax
          December 31,             Carryforward                  Credit
     --------------------   ------------------------      ------------------
              2000                  $    -                     $   1,000
              2005                    55,000                         -
              2007                   146,000                         -
              2010                    28,000                         -
              2012                    27,000                         -
              2013                   323,000                         -
                                 --------------              --------------
                                   $ 579,000                   $   1,000
                                   ===========                  ===========

In connection with the Plan discussed in Note 1, the Company agreed to pay, in cash, to Exploration's unsecured creditors, as defined, one-half of the future reductions of Federal income taxes which were directly related to any allowed carryovers of Exploration's net operating losses and investment tax credits. Such payments are to be made on a pro-rata basis. Amounts incurred under this agreement, which are considered contingent consideration under APB No. 16, totaled $ -0-, $3,000, and $9,000 in 1998, 1997 and 1996, respectively, and have been recorded as goodwill. As of December 31, 1998 the Company has not received a ruling from the Internal Revenue Service concerning the net operating loss and investment credit carryovers. Until the tax savings which result from the utilization of these carryforwards is assured, the Company will not pay to Exploration's unsecured creditors any of the tax savings benefit. As of December 31, 1998 and 1997, the Company owes $97,000 and $97,000 respectively to Exploration's unsecured creditors.

In calculating tax savings benefits described above, consideration was given to the alternative minimum tax, where applicable, and the tax effects of temporary differences, as shown below:

                                              1998          1997          1996
                                           -----------   -----------  ----------
Intangible drilling costs                  $ (175,000)   $ (183,000)  $(110,000)
Differences between book and tax
depreciation, depletion and amortization       36,000        49,000      32,000

Deferred income taxes reflect the effects of temporary differences between the tax bases of assets and liabilities and the reported amounts of those assets and liabilities for financial reporting purposes. Deferred income taxes also reflect the value of net operating losses, investment tax credits and an offsetting valuation allowance. The Company's total deferred tax assets and corresponding valuation allowance at December 31,1998 and 1997 consisted of the following:


                                                         December 31,
                                                  1998               1997
                                               ----------       ------------
Deferred tax assets
  Net operating loss carryforwards         $       145,000     $   339,000
  Investment tax credit carryforwards                1,000           1,000
  Depreciation, depletion and amortization         139,000         130,000
  Other, net                                         7,000           7,000
                                               ------------     ---------------
      Total                                        292,000         477,000
Deferred tax liabilities
  Intangible drilling costs                     (  227,000)       (184,000)
                                              -------------    ----------------
Net deferred tax assets                             65,000             293,000
  Less valuation allowance                      (   65,000)           (293,000)
                                           ----------------    ----------------
Net deferred tax asset                     $             -     $             -
                                           ===============     ===============

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

9.  CASH FLOW INFORMATION
The Company does not consider any of its assets to meet the definition of a cash equivalent.

Net cash provided by operating activities includes cash payments for interest of $ -0-, $1,000 and $3,000 in 1998, 1997, and 1996, respectively.

Excluded from the Consolidated Statements of Cash Flows were the effects of certain non-cash investing and financing activities, as follows:

                                              1998          1997         1996
                                          -----------    -----------   ---------
Purchase of equipment for
 notes payable                            $     -        $      -      $ 20,000

Retirement of fully depreciated
 assets                                         -               -        23,000

Goodwill capitalized as additional
 cost of acquired company                       -            3,000        9,000

Tax savings benefit payable                     -            3,000        9,000

Retirement of treasury stock                    -               -       136,000

Effect of 1 for 6 reverse stock split
and change in par value                         -               -       137,000

Issuance of common stock to acquire
 gas gathering system                           -            6,000          -

Acquisition of oil and gas properties
 in exchange for forgiveness of accounts
 receivable                                     -               -        10,000


10.  EARNINGS PER SHARE
Earnings per share EPS) are calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128), which was adopted in 1997 for all years presented. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS does not apply to the Company due to the absence of dilutive potential common shares. All calculations have been adjusted for the effects of the stock split discussed in Note 2. The adoption of SFAS 128 had no effect on previously reported EPS.

11.  CONCENTRATIONS OF CREDIT RISK
As of December 31, 1998, one of the Company's subsidiaries had approximately $172,000 in checking accounts at one bank.

Most of the Company's business activity is in Texas. Accounts receivable as of December 31, 1998 and 1997 are primarily from a wide variety of individual and institutional owners of joint interests in oil and gas wells. A portion of the Company's ability to collect these receivables is dependent upon revenues generated from sales of oil and gas produced by the related wells.

12. FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments at December 31, 1998 and 1997 follow:

                                             1998                 1997
                                   ----------------------  --------------------
                                    Carrying       Fair    Carrying      Fair
                                     Amount        Value    Amount       Value
                                    --------    --------   ---------  ---------
 Cash                              $ 288,000   $  288,000  $ 448,000  $ 448,000
 Accounts receivable                 284,000      284,000    414,000    414,000
 Accounts receivable,
  related parties                     33,000       33,000     40,000     40,000
 Shareholder loans                     8,000        8,000      3,000      3,000
 Notes payable                           -            -        1,000      1,000

 The fair value amounts for each of the financial instruments listed above approximate carrying amounts due to the short maturities of these instruments.

13.  COMMITMENTS AND CONTINGENCIES
The Company's lease for office space expires in November 1999. Rent expense incurred under this operating lease was approximately $39,000, $39,000 and $39,000 in 1998, 1997 and 1996, respectively.

Future minimum rentals under the non-cancelable operating lease are approximately as follows:

                     Year ended December 31,              Amount
                     -----------------------             -------

                            1999                        $ 48,000
                            2000                          44,000
                            2001                             -
                            2002                             -
                            2003                             -
                         Thereafter                          -
                                                        --------
                                                        $ 92,000
                                                        ========
In connection with the Plan of Reorganization discussed in Note 1, the Company agreed to pay, in cash, to Exploration's unsecured creditors, as defined, one-half of the future reduction of Federal income taxes which were directly related to any allowed carryovers of Exploration's net operating losses and investment tax credits existing at the time of the reorganization. These net operating losses expire in 1998 and the investment tax credits expired in 1997.

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

14.  ADDITIONAL OPERATIONS AND BALANCE SHEET INFORMATION
Certain information about the Company's operations for the years ended December 31, 1998, 1997, and 1996 follows.

Significant Oil and Gas Purchasers
The Company's oil sales are made on a day to day basis at approximately the current area posted price. The loss of any oil purchaser would not have an adverse effect upon operations. The Company generally contracts to sell its natural gas to purchasers pursuant to both short-term and long-term contracts. Additionally, some of the Company's natural gas not under contract is sold at the then current prevailing "spot" price on a month to month basis. Following is a summary of significant oil and gas purchasers during the three year period ended December 31, 1998.



                                                       Year Ended
                                                       December 31,
                                               1998      1997       1996
                                               ----      ----       ----
Lone Star Gas Company and Affiliates            13%       13%         -%
Mitchell Marketing Co.                          22        13         12
Tristar Gas Company                              -         -         10
Texas Utilities Fuel Company                     -        10         18

There are no other customers of the Company which individually accounted for more than 10% of the Company's oil and gas revenues during the three years ended December 31, 1998.

                                               Year Ended December 31,
                                          1998            1997          1996
                                       ------------   -----------   -----------
Capitalized costs relating to
 oil and gas producing activities:
  Unproved properties                  $  89,000      $   139,000   $    21,000
  Proved properties                    2,919,000        2,742,000     2,501,000
                                       -----------    ------------   -----------

  Total Capitalized Costs              3,008,000        2,881,000     2,522,000
  Accumulated amortization            (1,965,000)      (1,758,000)   (1,560,000)
                                       -----------     ------------   ----------
                                      $1,043,000     $  1,123,000   $   962,000
                                       ===========     ============   ==========


                                               Year ended December 31,
                                          1998         1997          1996
                                        -------    ---------     -----------
Costs incurred in oil and
 gas property acquisition,
 exploration  and development:
Acquisition of Properties              $     -     $   81,000     $   43,000
Exploration Costs                        122,000      327,000         31,000
Development Costs                         66,000       21,000         68,000
                                        ---------    ---------      -----------
                                       $ 188,000   $  429,000     $  142,000
                                        =========    ==========     ==========

                                             Year ended December 31,
                                          1998          1997           1996
                                          ----          ----           ----
Results of operations from
 producing activities:
Sales of oil and gas                    $ 850,000   $ 1,255,000    $ 1,287,000
                                         --------     ---------     -----------

Production costs                          529,000       663,000        704,000
Amortization of oil and gas properties    207,000       198,000        174,000
                                         ---------    ----------    -----------
                                          736,000       861,000        878,000
                                         ---------    ----------    -----------
                                       $  114,000   $   394,000    $   409,000
                                         ==========    =========     ===========

                                                     Year ended December 31,
                                            1998           1997          1996

Sales price per equivalent Mcf          $   1.97       $  2.81      $    2.71
                                          =======        =======      ========
Production cost per equivalent Mcf      $   1.23       $  1.48      $    1.48
                                          =======        =======      ========
Amortization per equivalent Mcf         $    .48       $   .44      $     .37
                                          =======        =======      ========
Costs incurred in gas gathering
 and equipment rental
Acquisition of property and equipment   $     -        $     -      $      -
                                          ========       ========     ========



Results of operations from gas
gathering and equipment rental:
Revenues                                $ 173,000      $  222,000   $  149,000
                                          --------       ---------    --------
Gas pipeline purchases                     19,000          64,000         -
Operating Expenses                         86,000          70,000       57,000
Depreciation                               21,000          20,000       28,000
                                          -------         -------     --------
                                          126,000         154,000       85,000
                                         --------         --------    --------
                                       $   47,000      $   68,000  $    64,000
                                         ========         =======     ========

15.  BUSINESS SEGMENTS
The Company's two business segments are (1) oil and gas exploration, production and operations and (2) transportation of natural gas, including related equipment rental. Management has chosen to organize the Company into the two segments based on the products or services provided. The following is a summary of selected information for these segments for the three-year period ended December 31, 1998:

                                    1998             1997            1996
                                --------------   ------------   ------------
Revenues:(3)
Oil and gas exploration,
 production and operations       $ 1,026,000      $ 1,442,000     $ 1,502,000
Gas gathering and equipment
 rental                              173,000          222,000         133,000
                                  ----------       -----------    ------------
                                 $ 1,199,000      $ 1,664,000     $ 1,635,000
                                  ==========       ===========    ===========

Depreciation, depletion
 and amortization expense:
 Oil and gas exploration,
  production and operations       $   207,000      $   198,000     $   174,000
 Gas gathering and equipment
  rental                               21,000           20,000          27,000
                                   ----------       -----------    ------------
                                  $   228,000      $   218,000     $   201,000
                                  ===========      ===========     ===========

Income from operations:
 Oil and gas exploration,
 production and operations       $   290,000      $   581,000     $   624,000
 Gas gathering and equipment
  rental                             47,000            68,000          37,000
                                   ---------        ----------     -----------
                                    337,000           649,000         661,000
Corporate and other (1)            (566,000)         (566,000)       (520,000)
                                   ---------        ----------     -----------
Consolidated net income          $  (229,000)     $    83,000     $   141,000
                                   =========        =========       ==========

Identifiable assets:
  Oil and gas exploration,
  production and operations      $ 1,043,000      $ 1,124,000     $   962,000
  Gas gathering & rental equipment    71,000           83,000          98,000
                                   ---------       -----------      ----------
                                   1,114,000        1,207,000       1,060,000
Corporate and other (2)              679,000        1,018,000       1,094,000
                                   ---------       -----------      -----------
                                 $ 1,793,000      $ 2,225,000     $ 2,154,000
                                   =========       ==========       ==========

(1) Corporate and other includes general and administrative expenses, other non-operating income and expense and income taxes.

(2) Corporate and other includes cash, accounts and notes receivable, inventory, other property and equipment and intangible assets.

(3) All reported revenues are from external customers

16.  SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                                       Charged
                                                 Directly to Expense
                                              1998      1997         1996
                                              ----      ----         ----
Maintenance and Repairs                    $ 86,000   $ 49,000   $  70,000
Production taxes                             45,000     68,000      74,000
Taxes, other than payroll and income taxes   23,000     21,000      19,000

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

Changes in Estimated Quantities of Proved Oil and Gas Reserves
                                       Oil                   Gas
                                       Bbls                  Mcf
                                       ----                  ---
Proved reserves:
Balance December 31, 1995              72,068           2,025,187
Extensions and discoveries                  -             118,963
Sales of reserves in place             (2,631)            (10,329)
Revisions of previous estimates        19,930             708,427
Production                            (17,276)           (371,074)
                                      --------          ----------
Balance December 31, 1996              72,091           2,471,174
Sales of reserves in place                  -              (4,554)
Acquired properties                         -             176,266
Revisions of previous estimates         4,553             135,639
Production                            (14,998)           (357,166)
                                      --------          ----------
Balance December 31, 1997              61,646           2,421,359
Sales of reserves in place                                (50,843)
Revisions of previous estimates       (14,422)            (21,413)
Production                            (13,304)           (350,566)
                                      --------          ----------
Balance December 31, 1998              33,920           1,998,537
                                      =======           =========

Proved Developed Reserves:
Balance December 31, 1996              72,091           2,181,212
Balance December 31, 1997              61,646           2,122,247
Balance December 31, 1997              33,920           1,699,425

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

                                                       December 31,
                                          1998            1997           1996
                                      -------------- --------------  -----------
Standardized Measures of Discounted
Future Net Cash Flows:

Future production revenue              $ 4,487,000   $  6,302,000    $6,429,000
Future development costs                  (110,000)      (110,000)     (128,000)
Future production costs                 (2,238,000)    (3,167,000)   (3,171,000)
                                       ------------   -------------  -----------

Future net cash flows before Federal
income tax                               2,139,000      3,025,000     3,130,000
Future Federal income tax                      -             -              -
                                       -----------     -----------   -----------
Future net cash flows                    2,139,000      3,025,000     3,130,000
Effect of discounting 10%
per year                                  (540,000)      (741,000)     (749,000)
                                       -----------     -----------   ----------
                                       $ 1,599,000   $  2,284,000   $ 2,381,000
                                        ==========     ===========   ===========




                                               1998       1997          1996
                                              -----      ------        -----
Change Relating to the Standardized
Measures of Discounted Future Net Cash
Flows:
Beginning balance                        $ 2,284,000   $ 2,381,000  $ 1,625,000
Oil and gas sales, net of production
 costs                                      (321,000)     (592,000)    (583,000)
Net change in prices, net of production
costs                                       (211,000)       99,000      668,000
Extensions and discoveries                       -             -        187,000
Purchase of reserves in place                    -         124,000          -
Sales of reserves in place                   (73,000)       (4,000)      (9,000)
Revisions of quantity estimates             (124,000)      204,000      999,000
Accretion of discount                        228,000       238,000      163,000
Other                                       (184,000)     (166,000)    (669,000)
                                           ---------   ------------   ----------
                                         $ 1,599,000   $ 2,284,000   $ 2,381,000
                                           ==========  ============   ==========




                   SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES     SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996



                                         Charged To
                                  Beginning    Costs and                Ending
      Description                  Balance      Expenses  Deductions    Balance
-------------------------------   ---------  ----------   ---------    --------
Allowance for Doubtful Accounts
-------------------------------
December 31, 1996               $  200,000     30,000        -        $ 230,000
                                   =======     =======      =======     =======
December 31, 1997               $  230,000        -          -        $ 230,000
                                   =======     =======      =======     =======
December 31, 1998               $  230,000     20,000        -        $ 250,000
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