Form 10-Q
period 1999-03-31
SPINDLETOP OIL & GAS CO
filed 1999-05-17
CIK 867038

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended March 31, 1999                    Commission File No. 0-18774



                            Spindletop Oil & Gas Co.
                    (Exact name of registrant as specified in its charter)


             Texas                                     75-2063001
-------------------------------                  -----------------------
(State or other jurisdiction                     (IRS Employer or I.D.#)
 of incorporation or organization)



     9319 LBJ Frwy.,#205,  Dallas, Texas               75243
------------------------------------------        -----------------
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

               YES   X                           NO
                   -----                           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - $.01 par value                     7,525,804
       (Title of Class)                 (Number of shares Outstanding
                                                on May 10, 1999)

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

                            FORM 10-Q March 31, 1999

                                      INDEX

Part I  Financial Information:                                        Page No.
        Item 1.  Financial Statements.

         Consolidated Balance Sheets
            March 31, 1999 (Unaudited) and December 31, 1998. ............3

         Consolidated Statements of Income (Loss)(Unaudited)
            Three Months Ended March 31, 1999 and 1998....................5

         Consolidated Statements of Cash Flows (Unaudited)
            Three Months Ended March 31, 1999 and 1998....................6

         Notes to Consolidated Financial Statements.......................7

        Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................8

Part II Other Information:
        Item 6.  Exhibits and Reports on Form 8-K.........................9

Part I Financial information
Item 1. Financial statements


                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                      March 31      December 31
                                                       1999            1998
                                                    -----------     -----------
                                                    (Unaudited)
                             Assets
Current Assets
 Cash                                               $   242,000     $   288,000
 Accounts receivable                                    337,000         284,000
 Accounts receivable, related parties                    33,000          33,000
 Shareholder loans                                        8,000           8,000
 Inventory                                                 --              --
                                                    -----------     -----------
      Total Current Assets                              620,000         613,000
                                                    -----------     -----------

Property and Equipment - at cost
 Oil and gas properties (full cost method)            3,008,000       3,008,000
 Rental equipment                                       338,000         338,000
 Gas gathering systems                                  151,000         151,000
 Other property and equipment                           191,000         191,000
                                                    -----------     -----------
                                                      3,688,000       3,688,000
Accumulated depreciation and amortization            (2,607,000)     (2,548,000)
                                                    -----------     -----------
                                                      1,081,000       1,140,000
                                                    -----------     -----------


Other Assets, net of accumulated amortization
of $92,000 and $89,000 at March 31, 1999 and
December 31, 1998 respectively                           22,000          40,000
                                                    -----------     -----------
Total Assets                                        $ 1,723,000     $ 1,793,000
                                                    ===========     ===========



See accompanying notes to financial statements.


                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                     March 31,      December 31,
                                                       1999             1998
                                                   -----------     -----------
                                                   (Unaudited)
      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Accounts payable and accrued liabilities           $  415,000     $   426,000
 Notes payable                                             -                -
 Tax savings benefit payable                            97,000          97,000
                                                    -----------    -----------
               Total Current Liabilities               512,000         523,000
                                                    -----------    -----------



Shareholders' Equity
 Common stock, $.01 par value;100,000,000
  shares authorized;7,525,804 issued
  (7,525,804 at December 31, 1998)                      75,000          75,000
 Additional paid-in capital                            733,000         733,000
 Retained earnings                                     403,000         462,000
                                                    -----------     -----------
                                                     1,211,000       1,270,000
                                                    -----------     -----------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 1,723,000     $ 1,793,000
                                                    ===========     ==========


See accompanying notes to financial statements.




                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                               ---------------------------
                                                   1999            1998
                                               -----------     -----------
 Revenues
 Oil and gas revenues                         $   199,000     $   353,000
 Revenue from lease operations                     42,000          45,000
 Gas gathering fees                                 3,000           4,000
 Equipment rental                                  28,000          31,000
 Sale of natural gas                                   -           10,000
 Interest Income                                    1,000           3,000
 Other                                              8,000              -
                                                -----------     -----------
                                                  281,000         446,000
                                                -----------     -----------
Expenses
 Pipeline and rental operations                    11,000         19,000
 Lease operations                                 139,000        179,000
 Purchase of natural gas                              -            5,000
 Depreciation and amortization                     61,000         59,000
 General and administrative                       129,000        149,000
                                               -----------    -----------
                                                  340,000        411,000
                                               -----------    -----------

Net Income (Loss)                             $   (59,000)   $    35,000
                                              ===========    ===========

Net Income Per Share of Common Stock          $       -      $       -
                                              ===========    ===========
Weighted average shares outstanding            7,525,804      7,525,804
                                              ===========    ===========



See accompanying notes to financial statements.


                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Three Months Ended
                                                                March 31,

                                                          1999           1998

Cash Flows from Operating Activities
 Net Income                                            $ (59,000)    $  35,000
  Reconciliation of net income to net
   cash provided by operating activities:
  Depreciation and amortization                           61,000        59,000
  (Increase) decrease in accounts receivable             (53,000)       (7,000)
  (Increase) decrease in inventory                           -           8,000
  Increase (decrease) in accounts payable                (11,000)      (29,000)
                                                        ----------    ---------
Net cash provided (used) by operating activities         (62,000)       66,000
                                                        ----------    ---------

Cash Flows from Investing Activities
 Capitalized acquisition, exploration and
  development costs                                          -         (97,000)
                                                        ----------    ---------
Net cash used by investing activities                        -         (97,000)
                                                        ----------    ---------
Cash Flows from Financing Activities
 Repayment of notes payable                                  -          (1,000)
 Decrease in other assets                                 16,000           -
 Advances to shareholder                                     -          (5,000)
                                                        ----------   ----------
Net cash provided (used) by financing activities          16,000        (6,000)
                                                        ----------   ----------
Decrease in cash                                         (46,000)      (37,000)
Cash at beginning of period                              288,000       448,000
                                                        ----------    ---------
Cash at end of period                                  $ 242,000     $ 411,000
                                                        ==========    =========

See accompanying notes to financial statements.

                    Spindletop Oil & Gas Co. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Note 1. Basis of Presentation

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this form 10-Q may wish to refer to the Company's Form 10-K for the year ended December 31, 1998 for further information.

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

                    Spindletop Oil & Gas Co. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Item 2.         Management's Discussion and Analysis
                         of Financial Condition and Results of Operation

Results of Operations

1999 Compared to 1998
Oil and gas revenues decreased in 1999 due to both a decrease in production and and oil and gas prices.

Sale of natural gas and related purchases decreased in 1999 as a result of the sale of the pipeline in 1998.

Lease operating expenses decreased in 1999 due to a decrease in repairs and maintenance on existing wells.

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

                    Spindletop Oil & Gas Co. and Subsidiaries
                                 March 31, 1999




Part II Other Information

       Item 6.  Exhibits and Reports on Form 8-K

       (a)  Exhibits - None

       (b)  Reports on Form 8-K - None

                                    Signature




       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                   SPINDLETOP OIL & GAS CO.
                                                          (Registrant)



DATE:  May 14, 1999                          By:/s/ Paul E. Cash
                                                -----------------------
                                                Paul E. Cash
                                                President




DATE:  May 14, 1999                          By:/s/Gary Goodnight
                                                -------------------------
                                                Gary Goodnight
                                                Controller