Form 10-Q
period 1999-06-30
SPINDLETOP OIL & GAS CO
filed 1999-08-17
CIK 867038

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter ended June 30, 1999

                           Commission File No. 0-18774


                            Spindletop Oil & Gas Co.
             (Exact name of registrant as specified in its charter)


             Texas                                         75-2063001
 ------------------------------                      ----------------------
 (State or other jurisdiction of                     (IRS Employer or I.D.#)
  incorporation  or organization)

9319 LBJ Freeway, Suite 205, Dallas, Texas                   75243
---------------------------------------------          ---------------
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

                           YES   X                                     NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - $.01 par value                          7,525,804
         (Title of Class)                    (Number of shares Outstanding
                                                    on August 13,1999)

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

                                    FORM 10-Q
                                  June 30, 1999


                                      INDEX

Part I  Financial Information:                                        Page No.
  Item 1.  Financial Statements.

   Consolidated Balance Sheets
     June 30, 1999 (Unaudited) and December 31, 1998.......................3

   Consolidated Statements of Income (Unaudited)
     Six Months and Three Months Ended June 30, 1999 and 1998..............5

   Consolidated Statements of Cash Flows (Unaudited)
     Six Months Ended June 30, 1999 and 1998...............................6

  Notes to Consolidated Financial Statements...............................7

  Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations...................................8

Part II Other Information:
         Item 6.  Exhibits and Reports on Form 8-K.........................9

Part I Financial information
Item 1. Financial statements


                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                     June 30,     December 31,
                                                       1999           1998
                                                    ----------    ----------
                                                   (Unaudited)
                             Assets
Current Assets
 Cash                                              $  139,000     $  288,000
 Accounts receivable                                  334,000        284,000
 Accounts receivable, related parties                  33,000         33,000
 Shareholder loans                                      8,000          8,000
 Inventory                                                -             -
                                                     ---------     ---------
      Total Current Assets                            514,000        613,000
                                                     ---------     ---------

Property and Equipment - at cost
 Oil and gas properties (full cost method)          2,983,000      3,008,000
 Rental equipment                                     338,000        338,000
 Gas gathering systems                                151,000        151,000
 Other property and equipment                         194,000        191,000
                                                    ----------    ----------
                                                    3,666,000      3,688,000
Accumulated depreciation and amortization          (2,663,000)    (2,548,000)
                                                   -----------   -----------
                                                    1,003,000      1,140,000
                                                   ----------    -----------


Other Assets, net of accumulated
 amortization of $92,000 and $89,000 at June 30,
1998 and December 31, 1998 respectively              159,000        40,000
                                                   ----------    ----------

Total Assets                                    $  1,676,000   $  1,793,000
                                                   ==========    ==========



See accompanying notes to financial statements.


                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                      June 30,     December 31,
                                                        1999           1998
                                                    -----------     ----------
                                                     (Unaudited)
      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities         $  408,000      $  426,000
  Notes payable                                           -              -
  Tax savings benefit payable                          97,000          97,000
                                                    -----------     ----------
      Total Current Liabilities                       505,000         523,000
                                                    -----------     ----------



Shareholders' Equity
 Common stock, $.01 par value; 100,000,000
  shares authorized;7,525,804 issued
  (7,525,804 at December 31, 1998)                     75,000          75,000
      Additional paid-in capital                      733,000         733,000
      Retained earnings                               363,000         462,000
                                                     ---------      ----------
                                                    1,171,000       1,270,000
                                                    ---------       ----------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 1,676,000     $ 1,793,000
                                                   ==========       ==========


See accompanying notes to financial statements.


                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                   Six Months Ended         Three Months Ended
                                       June 30,                    June 30,
                              -------------------------  -----------------------
                                 1999           1998       1999          1998
                              ------------  -----------  ----------  -----------
Revenues
 Oil and gas revenues         $  357,000    $  532,000   $  158,000  $  179,000
 Revenue from lease
  operations                      84,000        73,000       42,000      28,000
 Sale of natural gas                   -        24,000            -      14,000
 Gas gathering fees                8,000         7,000        5,000       3,000
 Equipment rental                 55,000        41,000       27,000      10,000
 Interest Income                   3,000         5,000        2,000       2,000
 Other                            19,000             -       11,000         -
                              ----------      --------    ---------    --------
                                  526,000       682,000      245,000    236,000
                               ----------      --------    ---------   --------
Expenses
 Pipeline and rental
  operations                      25,000        46,000       14,000      27,000
 Gas purchases                         -        13,000            -       8,000
 Lease operations                224,000       268,000       85,000      89,000
 Depreciation and
  amortization                   118,000       116,000       57,000      57,000
 General and administrative      258,000       275,000      129,000     126,000
 Interest expense                      -             -            -         -
                                 --------      --------     --------   --------
                                  625,000       718,000      285,000    307,000
                                 --------      --------    ---------   --------

Net Income (Loss)             $  (99,000)   $  (36,000)  $  (40,000)  $ (71,000)
                               ==========     =========   ==========   =========

Net Income (Loss) Per Share
 of Common                    $     (.01)   $      0     $       0    $   (.01)
                               ==========     =========    =========   =========

Weighted average shares
 outstanding                   7,525,804     7,525,804    7,525,804   7,525,804
                               ==========    ==========   ========== ==========



See accompanying notes to financial statements.


                      SPINDLETOP OIL & GAS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                      ------------------------
                                                         1999          1998
                                                      ----------    ----------
Cash Flows from Operating Activities
 Net Income (Loss)                                   $ (99,000)    $  (36,000)
  Reconciliation of net income to net
   cash provided by operating activities:
  Depreciation and amortization                        118,000        116,000
  (Increase) decrease in accounts receivable           (50,000)        (4,000)
  (Increase) decrease in inventory                         -            8,000
  Increase (decrease) in accounts payable              (18,000)      (192,000)
                                                      ----------    ----------
  Net cash provided(used) by operating activities      (49,000)      (108,000)
                                                      ----------    ----------

Cash Flows from Investing Activities
 Capitalized acquisition, exploration
   and development costs                                (3,000)      (118,000)
 Purchase of property and equipment                     (3,000)        (6,000)
 Increase in other assets                             (122,000)           -
                                                      ----------    ----------
Net cash used by investing activites                  (128,000)      (124,000)
                                                      ---------     ----------

Cash Flows from Financing Activities
 Proceeds from sale of oil and gas properties           28,000         (1,000)
 Advances to shareholder                                   -           (5,000)
                                                      ---------     ----------
Net cash provided(used) by financing activities         28,000         (6,000)
                                                      ---------     ----------

Increase(decrease) in cash                            (149,000)      (238,000)
Cash at beginning of period                            288,000        448,000
                                                      ---------     ----------

Cash at end of period                               $  139,000     $  210,000
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

                    Spindletop Oil & Gas Co. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Item 2.         Management's Discussion and Analysis
                 of Financial Condition and Results of Operations

Results of Operations

Six months ended June 30, 1999 compared to 1998
Oil and gas revenues decreased in 1999 due to both a decrease in production and and oil and gas prices.

Sale of natural gas and related purchases decreased in 1999 as a result of the sale of the pipeline in 1998.

Lease operating expenses decreased in 1999 due to a decrease in repairs and maintenance on existing wells.


Three months ended June 30, 1999 compared to 1998
Oil and gas revenues decreased in the second quarter of 1998 due a decrease in production combined with a decrease in oil prices.

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

                    Spindletop Oil & Gas Co. and Subsidiaries
                                  June 30, 1999


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




                                                     SPINDLETOP OIL & GAS CO.
                                                             (Registrant)



    DATE: August 16, 1999                      By:/s/ Paul E. Cash
                                                  ---------------
                                                    Paul E. Cash
                                                    President







   DATE:  August 16, 1999                     By:/s/ Gary Goodnight
                                                  -----------------
                                                  Gary Goodnight
                                                  Controller