Form 10-Q
period 1999-09-30
SPINDLETOP OIL & GAS CO
filed 1999-11-15
CIK 867038

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter ended September 30, 1999

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

           YES   X                                    NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - $.01 par value                             7,525,804
       (Title of Class)                         (Number of shares Outstanding
                                                       on November 9, 1999)

                    Spindletop Oil & Gas Co. and Subsidiaries

                          FORM 10-Q September 30, 1999

                                      INDEX

Part I  Financial Information:                                       Page No.
 Item 1.  Financial Statements.

   Consolidated Balance Sheets
     September 30, 1999 (Unaudited) and December 31,1998..................3

   Consolidated Statements of Operations (Unaudited)
     Nine Months and Three Months Ended September 30, 1999 and 1998.......5

   Consolidated Statements of Cash Flows (Unaudited)
     Nine Months Ended September 30, 1999 and 1998 .......................6

   Notes to Consolidated Financial Statements.............................7

 Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations....................................8

Part II Other Information:
 Item 6.  Exhibits and Reports on Form 8-K  ..............................9

Part I Financial information
Item 1. Financial statements


                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                 September 30       December 31
                                               ----------------   --------------
                                                    1999                 1998
                                               ----------------   --------------
                                                 (Unaudited)
                             Assets
Current Assets
 Cash                                          $   108,000       $    288,000
 Accounts receivable                               375,000            284,000
 Accounts receivable, related parties                4,000             33,000
 Shareholder loans                                   8,000              8,000
 Inventory                                               -                 _-
                                                 ---------           --------
      Total Current Assets                         495,000            613,000
                                                 ---------           --------

Property and Equipment - at cost
 Oil and gas properties (full cost method)       2,983,000          3,008,000
 Rental equipment                                  338,000            338,000
 Gas gathering systems                             145,000            151,000
 Other property and equipment                      203,000            191,000
                                                ----------         ----------
                                                 3,669,000          3,688,000
Accumulated depreciation and amortization       (2,725,000)        (2,548,000)
                                                -----------        -----------
                                                   944,000          1,140,000
                                                ----------         ----------


Other  Assets,  net of  accumulated
amortization of $89,000 and $89,000  at
September 30, 1999 and December 31, 1998
respectively                                       107,000            40,000
                                                ----------          ---------
Total Assets                                  $  1,546,000       $  1,793,000
                                                ==========          =========



See accompanying notes to financial statements.



                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                   September 30,    December 31,
                                                       1999             1998
                                                  --------------   ------------
                                                   (Unaudited)
      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities        $   423,000      $   426,000
  Notes payable                                           -                -
  Tax savings benefit payable                          97,000           97,000
                                                     ---------       ---------
      Total Current Liabilities                       520,000          523,000
                                                      ---------      ---------



Shareholders' Equity
  Common stock, $.01 par value;100,000,000
  shares  authorized;  7,525,804
  issued (7,525,804 at December 31, 1998)              75,000           75,000
  Additional paid-in capital                          733,000          733,000
  Retained earnings                                   218,000          462,000
                                                    ---------        ----------
                                                    1,026,000        1,270,000
                                                    ---------        ----------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 1,546,000     $ 1,793,000
                                                    =========        ==========


See accompanying notes to financial statements.



                    Spindletop Oil & Gas Co. and Subsidiaries
                      Consolidated Statements Of Operations
                                   (UNAUDITED)

                                   Nine Months Ended       Three Months Ended
                                     September 30,             September 30,
                               -------------------------  --------------------
                                    1999         1998       1999        1998
                               ------------  -----------  ----------  ---------
Revenues
 Oil and gas revenues          $  532,000    $  731,000  $  175,000   $ 199,000
 Revenue from lease operations    126,000       115,000      42,000      42,000
 Sale of natural gas                  -          35,000        -         11,000
 Gas gathering fees                11,000        11,000       3,000       4,000
 Equipment rental                  82,000        67,000      27,000      26,000
 Interest Income                    4,000         6,000       1,000       1,000
 Other                                -          33,000        -         33,000
                                -----------  -----------  ----------   ---------
                                  755,000       998,000      248,000    316,000
                                -----------  -----------   ----------  ---------
Expenses
 Pipeline and rental operations    35,000       65,000        10,000     19,000
 Gas purchases                        -         21,000           -       18,000
 Lease operations                 347,000      390,000       123,000    122,000
 Depreciation and amortization    177,000      167,000        59,000     51,000
 General and administrative       381,000      401,000       123,000    126,000
 Other                             58,000          -          77,000        -
                                ----------   ----------    ---------- ----------
                                  998,000     1,044,000      392,000    326,000
                                ----------   -----------   ---------- ----------

Net Income (loss)               $(243,000)   $ (46,000)    $(144,000) $ (10,000)
                                ==========     ========     =========  =========

Net Income Per Share
 of Common Stock                $   (.03)    $   (.01)     $   (.02)  $     -
                                ==========   ==========     =========  =========

Weighted average shares
outstanding                     7,525,804    7,525,804     7,525,804  7,525,804
                                ==========   ==========    ========== =========



See accompanying notes to financial statements.



                    Spindletop Oil & Gas Co. and Subsidiaries
                      Consolidated Statements Of Cash Flows
                                   (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                       1999           1998
                                                    ------------    ------------
Cash Flows from Operating Activities
 Net Income                                          $ (243,000)    $  (46,000)
  Reconciliation of net income to net
   cash provided by operating activities:
  Depreciation and amortiz                              177,000         167,000
  (Increase) decrease in accounts receivable            (62,000)        114,000
  (Increase) decrease in inventory                          -             8,000
  Increase (decrease) in accounts payables               (3,000)       (249,000)
                                                     ------------    ----------
  Net cash provided (used) by operating activities     (131,000)        (6,000)
                                                     ------------    ----------

Cash Flows from Investing Activities
  Capitalized acquisition, exploration
  and development costs                                 (3,000)       (206,000)
  Purchase of property and equipment                    (6,000)        (10,000)
  Principal collected on note receivable                     -              -
                                                       ----------     ----------
Net cash used by investing activities                   (9,000)       (216,000)
                                                       ----------     ---------

Cash Flows from Financing Activities
 Repayment of notes payable                                   -         (1,000)
 Other                                                  (1,000)            -
 Sale of oil and gas properties                         28,000             -
 Increase in other assets                              (67,000)            -
 Advances to shareholder                                    -           (5,000)
                                                       ---------      ---------
Net cash provided (used) by financing activities        (40,000)        (6,000)
Increase (Decrease) in cash                            (180,000)      (228,000)
Cash at beginning of period                             288,000        448,000
                                                      ---------      ---------
Cash at end of period                                 $ 108,000     $  220,000
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

                    Spindletop Oil & Gas Co. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Item 2.         Management's Discussion and Analysis
                of Financial Condition and Results of Operation

Results of Operations

Nine months ended September 30, 1999 compared with 1998

Oil and gas revenues decreased in 1999 due a decrease in production combined with a decrease in oil and gas prices.

In December 1996 the Company expanded its current pipeline system by acquiring, at no cost, a pipeline system in Hood County, Texas. The Company began purchasing natural gas of other producers and reselling this gas to a pipeline marketing affiliate. In August 1998 sold this pipeline. Therefore both gas purchases and natural gas sales decreased in 1999.


Three months ended September 30, 1999 compared to 1998

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

                    Spindletop Oil & Gas Co. and Subsidiaries
                               September 30, 1999



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






                             SPINDLETOP OIL & GAS CO.
                                (Registrant)



DATE:November 15, 1999                        By:/s/ Paul E. Cash
                                                 ---------------
                                                     Paul E. Cash
                                                     President








DATE:  November 15, 1999                      By:/s/ Gary Goodnight
                                                   -------------------
                                                     Gary Goodnight
                                                     Controller