Form 10-K
period 1999-12-31
SPINDLETOP OIL & GAS CO
filed 2000-04-14
CIK 867038

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999 Commission File No. 0-18774


                            Spindletop Oil & Gas Co.
             (Exact name of registrant as specified in its charter)


               Texas                                     75-2063001
  (State or other jurisdiction                       (IRS Employer or ID #)
    of incorporation or organization)

      9319 LBJ, Frwy., #205 Dallas, TX                      75243
(Address of principal executive offices)                  (Zip Code)


Company's telephone number, including area code:  (972) 644-2581

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

                  YES   X                      NO

As of March 31, 2000, 7,525,804 shares of the Company's common stock were issued and outstanding, and the aggregate market value of the voting stock held by non-affiliates of the company as of that date is not determinable since no significant public trading market has been established for the Company's common stock.

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

The net crude oil and gas reserves of the Company as of December 31, 1999, were 22,562 barrels of oil and condensate and 1,910,744 MCF (thousand cubic feet) of natural gas. The Company owns rental equipment, including natural gas compressors, pumping units, natural gas dehydrators and other various pieces of oilfield production equipment. In addition, the Company, through PPL, owns approximately 26.1 miles of pipelines located in Texas, which are used for the gathering of natural gas. The Company's principal executive offices are located at 9319 LBJ Freeway, Suite #205, Dallas, Texas. The telephone number is
(972)644-2581.

                                   BACKGROUND

The Company is a Texas Corporation. The Company was previously known as Prairie States Energy Co. ("PSE"). On July 13, 1990, Spindletop Oil & Gas Co., a Utah Corporation, ("SOG UTAH") merged into PSE, and the name of PSE was changed to Spindletop Oil & Gas Co., the Company herein.

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

Pursuant to a Stock Purchase Agreement dated December 1, 1999 between
Paul E. Cash (Mr. Cash) and Giant Energy Corp., (Giant) a Texas Corporation, on December 1, 1999, Giant purchased controlling interest in Spindletop Oil & Gas Co.

Giant purchased 5,860,889 shares of the Registrant's outstanding Common
Stock from Mr. Cash. After the transaction, Giant Energy owns 77.88 percent of the Registrant's 7,525,804 shares of outstanding Common Stock. Giant Energy acquired the above shares for $490,000 cash.

Prior to the Stock Purchase Agreement, control of the Registrant was held by Mr. Cash, who owned 81.98 percent of the Registrant's outstanding Common Stock. Prior to the transaction Mr. Cash was President and Chairman of the Board of the Registrant. After the transaction, Mr. Cash resigned as President and Chairman of the Board of Registrant, but he will remain a director of Registrant.

On December 1, 1999, Registrant acquired oil and gas properties and equipment from Mr. Cash and Double River Investment Co. (owned 100% by Mr. Cash)for a total purchase price of $460,885.04.

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

The Company is also engaged in the gathering and marketing of natural gas through its subsidiary PPL. The Company owns 26.1 miles of pipelines and currently gathers approximately 410 MCF of gas per day. Gas is gathered for a fee. Substantially all of the gas gathered by the Company is gas produced from wells which the Company operates and in which it owns a working interest.

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

(v) Dependence on Customers.
The following is a summary of significant purchasers of the oil and natural gas produced by the Company for the three year period ended December 31, 1999:



        Purchaser                              December 31, Percent (1)
        ---------                       -------------------------------------
                                             1999       1998        1997
                                            -----      -----       -----
TXU Processing                               15%         13%         13%
Mitchell Marketing Co.                       23%         22%         13%
Texas Utilities Fuel Co.                      -%         - %         10%

(1) Percent of total oil and gas sales


In the past The Company sold gas under long term contracts to TXU Processing (formerly called Lone Star Gas Company) and its affiliates. Such contracts are no longer in effect. Gas previously marketed under those contracts is now sold to other parties under market sensitive, short term contracts.

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

(xi) Employees.
The Company employs a total of 4 people. All are full-time employees.

(d) Financial information about foreign and domestic operations and export sales.

All of the Company's business is conducted domestically, with no export sales.

Item 2. Properties
Oil and Gas Properties.
The following table sets forth pertinent data with respect to the Company-owned oil and gas properties, all located within the continental United States, as estimated by the Company:



                                                   Year Ended December 31,
                                             1999         1998           1997
                                           ----------   ----------    ----------
Gas and Oil Properties (net) (1):
Proved Developed Gas Reserves-MCF (2)      1,683,667    1,699,425     2,122,247
Proved Undeveloped Gas Reserves-MCF(3)       227,077      299,112       299,112
  Total Proved Gas Reserves-MCF            1,910,744    1,998,537     2,421,359

Proved Developed Crude Oil
 and Condensate Reserves-Bbls(2)             22,562       33,920        61,646
Proved Undeveloped Crude Oil and
Condensate Reserves-Bbls (3)                    -             -             -
  Total Proved Crude Oil and
  Condensate Reserves-Bbls                   22,562       33,920        61,646


                       (See footnotes on Page 9 following)



                                                   Year Ended December 31,
                                            1999           1998         1997
                                       ------------   ------------  -----------

Present Value of Estimated
    Future Net Revenues
    From Proved Reserves (4) (5):
    Developed                         $  1,394,000    $  1,405,000  $ 2,107,000
    Developed and Undeveloped            1,604,000       1,599,000    2,283,000
Productive Wells (6):
    Gas Wells
      Gross                                    231             228          236
       Net                                   29.96           27.59        29.34
    Oil Wells
       Gross                                   205             212          216
       Net                                   13.25           14.56        14.83
Acreage:
    Developed Acres (Producing)
       Gross                                81,073          81,073       82,042
       Net                                   7,685           7,685        7,864
    Undeveloped Acres
       Gross                                86,868          86,868       86,868
       Net                                  13,856          13,856       13,856

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

(6)   Operated Wells having multiple completions are as follows:
                             1999               1998               1997
                      -----------------  -----------------  -------------
                      Gross      Net       Gross     Net     Gross   Net
          Gas           6        2.55        6       2.55      6     2.55
          Oil          -0-       -0-        -0-      -0-      -0-    -0-


The Company has interests in numerous wells which are operated by third party operators. Information as to multiple completions with respect to third party operated wells is not available to the Company.

The Company's working interests in exploration and development wells completed during the years indicated were as follows:


                                               Year Ended December 31,
                                          1999           1998           1997
                                      ------------    ------------   ----------
                                      Gross    Net    Gross    Net   Gross   Net
Exploratory wells:
      Productive                       -        -       -       -      -      -
      Non-Productive                   -        -       -       -      2    1.6
                                      ---     ----     ---     ----  ----   ----
               Total                   -        -       -        -     1    1.6
                                      ---     ----     ---     ----  ----   ----

Development wells:
      Productive                       -        -       -        -     -     -
      Non-Productive                   -        -       -        -     -     -
                                      ---     ----    ----      ----  ----  ----
               Total                   -        -       -        -    -      -
                                      ---     ----    ----      ----  ----  ----



Total Exploratory and Development
wells:
      Productive                       -        -       -        -     -     -
      Non-Productive                   -        -       -        -     2    1.6
                                      ---     ----    ----      ----  ----  ----
      Total                            -        -       -        -    1     1.6
                                      ---     ----    ----      ----  ----  ----


The following tables set forth additional data with respect to production from Company-owned oil and gas properties, all located within the continental United
States:


                                                 Year Ended December 31,
                                 ------------------------------------------
                                    1999      1998      1997     1996    1995
                                 ---------  --------- --------  ------- --------
Oil and Gas Production (net):
   Gas-Mcf                         277,834   350,566   357,166  371,074  322,465
   Crude Oil and Condensate-
    Bbls                             6,986    13,304    14,998   17,276   17,873
Average Sales Price Per Unit
 Produced:
   Gas - per Mcf                    $ 2.20    $ 1.97    $ 2.66   $ 2.48   $ 2.28
   Crude Oil and Condensate -
   per Bbl.                         $16.70    $11.97    $20.29   $21.16   $16.61
Average Production Cost Per
Equivalent
Barrel (1) (2)                      $ 9.59    $ 7.37    $ 8.90   $ 8.90   $ 8.81

(1) Includes severance taxes and ad valorem taxes.

(2) Gas production is converted to equivalent barrels at the rate of six MCF per barrel, representing the estimated relative energy content of natural gas to oil.

The Company owns producing royalties and overriding royalties under properties located in Texas. The revenues from these properties is not significant.

Current Activities - March 15, 2000.
Gross Wells in Process of Drilling                     -0-
Net Wells in Process of Drilling                       -0-
Waterfloods in Process of Installation                 -0-
Pressure Maintenance Operations                        -0-

The Company is not aware of any major discovery or other favorable or adverse event that is believed to have caused a significant change in the estimated proved reserves since December 31, 1999.

Office Space.

The Company leases office space as follows:

Location                     Square Feet               Lease Expires
Dallas, Texas                   5,393                   Month to month



Pipelines.
The Company owns, through its subsidiary Prairie Pipeline Co., 26.1 miles of natural gas pipelines in Parker, Palo Pinto and Eastland Counties, Texas. These pipelines are steel and polyethylene and range in size from 2 inches to 6 inches. These pipelines primarily gather natural gas from wells operated by the Company and in which the Company owns a working interest, but also for other parties.

The Company normally does not purchase and resell natural gas, but gathers gas for a fee. The fees charged in some cases are subject to regulations by the State of Texas and the Federal Energy Regulatory Commission. Average daily volumes of gas gathered by the pipelines owned by the Company was 410, 518 and 615 MCF per day for 1999, 1998, and 1997 respectively.

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

The approximate number of record holders of the Company's Common Stock on March 20, 2000, was 634.

The Company has not paid any dividends since its reorganization and it is not contemplated that it will pay any dividends on its Common Stock in the foreseeable future. There are no financing agreements in place which restrict payment of dividends.

The Registrant currently serves as its own stock transfer agent and registrar.

Item 6.  Selected Financial Data
The selected financial information presented should be read in conjunction with the consolidated financial statements and the related notes thereto.


                                           Years Ended December 31,
                          1999      1998        1997       1996          1995
                     ----------- ----------  ---------   ----------  ----------
Total Revenue        $1,072,000  $ 1,239,000  $1,685,000 $1,693,000  $ 1,448,000
Net Income(Los         (271,000)    (229,000)     83,000    141,000        7,000
Earnings Per Share(1)    (.04)        (.03)        .01        .02            -
At End of Periods
Total Assets          1,843,000    1,793,000   2,225,000  2,154,000    1,949,000
Long-Term Debt          241,000        -          -           -              -

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

Results of Operations:

1999 Compared to 1998

Oil and gas revenues decreased in 1999 due to a decrease in both oil and gas production.

Lease operating expenses decreased in 1999. No major rework was done on existing wells as compared to prior years.

During 1999 the company invested in the stock market and experienced a loss on sale of securities.


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


Year 2000 Disclosure
The Company has not experienced any problems related to the year 2000 date change, nor have its suppliers experienced any difficulties with respect to the products and services provided to the Company.

Certain Factors That Could Affect Future Operations
Certain information contained in this report, as well as written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, teleconferences or otherwise, may be deemed to be 'forward-looking statements' within the meaning of Section 21E of the Securities Exchange Act of 1934 and are subject to the 'Safe Harbor' provisions of that section.

Forward-looking statements include statements concerning the Company's and management's plans, objectives, goals, strategies and future operations and performance and the assumptions underlying such forward-looking statements. When used in this document, the words "anticipates," "estimates," "expects," "believes," "intends," "plans" and similar expressions are intended to identify such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to these and other factors.


Item 8. Consolidated Financial Statements and Schedules, index at page 20.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The accountants for the Company are Farmer, Fuqua, Hunt & Munselle, P.C. Certified Public Accountants, who have prepared audit reports for the years ended December 31, 1997, 1998, and 1999.

There have been no disagreements between the Company and Farmer, Fuqua, Hunt & Munselle, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant
(a) and (b)The Directors and Executive Officers of the Company and certain information concerning them is set forth below:


           Name                         Age             Position
     ----------------                 ------ ------------------------
     Chris Mazzini                      42    Director, President and Chairman
                                              of the Board
     Michelle Mazzini                   38    Director and Secretary
     Paul E. Cash                       67    Director
     Gary Goodnight                     45    Controller

All directors hold office until the next annual meeting of the shareholders or until their successors are duly elected and qualified. Officers of the Company serve at the discretion of the board of directors.

(c) Significant employees
        Not applicable

(d) Family relationships
        Michelle Mazzini is the wife of Chris Mazzini

(e) Business experience
Chris Mazzini, President graduated from the University of Texas at Arlington in 1979 with a Bachelor of Science degree in geology. Mr. Mazzini founded Giant Energy Corp (Giant) in 1985 and has served as President of Giant since then. He has worked in the oil and gas industry since 1978. He joined the Company in December 1999 when he purchased controlling interest from Mr. Cash.

Michelle Mazzini, received her Bachelor of Science Degree in Business Administration (major: Accounting) in accounting from the University of Southwestern Louisiana where she graduated magna cum laude in 1985. Ms. Mazzini earned her law degree from Louisana State University where she graduated Order of the Coif in 1988. Ms. Mazzini serves as Vice President and legal counsel of Giant Energy Corp.

Paul E. Cash is a graduate of The University of Texas (B.B.A.-Accounting) and is a Certified Public Accountant. He has been active in the oil and gas industry for over 25 years, during which time he has served as financial officer of two publicly-owned companies, Texas Gas Producing Co. and Landa Oil Co., and also served as president of publicly-owned Continental American Royalty Co., Bloomfield Royalty Co., Southern Bankers Investment Co., Spindletop Oil & Gas Co. (a Utah Corporation), Double River Oil & Gas Co., and Loch Exploration Inc. Mr. Cash has also been an officer and part owner of several private oil and gas companies and partnerships. Mr. Cash also formerly served as Mayor of the City of Sunnyvale, Texas.

Gary Goodnight, CPA, is the Controller and Principal Accounting Officer.
Mr. Goodnight joined the Company in November 1986. Mr. Goodnight was employed by KPMG Peat Marwick LLP from 1977 to 1979. From 1979 until joining the Company, Mr. Goodnight was employed by various independent oil and gas exploration companies. He received a B.B.A. from the University of Texas at Austin in 1977.


(f) Involvement in certain legal proceedings.
None of the directors or executive officers of the Registrant, during the past five years, has been involved in any civil or criminal legal proceedings, bankruptcy filings or has been the subject of an order, judgment or decree of any Federal or State authority involving Federal or State securities laws.

Item 11.  Executive Compensation

(a) Cash Compensation
For the year ended December 31, 1999, neither of the CEO's, Mr. Cash or Mr. Mazzini, took any salary from the Company. None of the Company's executive officers were paid cash compensation at the annual rate in excess of $100,000.

(b) Compensation Pursuant to Plan.  None

(c) Other Compensation
Key employees of the Company, may sometimes be assigned overriding royalty interests and/or carried working interest in prospects acquired by or generated by the Company. These interests normally vary from one-half to one percent for each employee. There is no set formula or policy for such program, and the frequency and amounts are largely controlled by the economics of each particular prospect.

(d) Compensation of Directors
Directors are not currently compensated nor are there plans to compensate them for their services on the board.

(e) Termination of Employment and Change of Control Arrangement
There are no plans or arrangements for payment to officers or directors upon resignation or a change in control of the Registrant.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
(a) & (b) Security ownership of certain beneficial owners and managers
The table below sets forth the information indicated regarding the ownership of the Registrant's common stock, $.01 par value, the only outstanding voting securities, as of December 31, 1999 with respect to: (i)any person who is known to the Registrant to be the owner of more than five percent (5%) of the Registrant's common stock;(ii) the common stock of the Registrant beneficially owned by each of the directors of the Registrant and, (iii) by all officers and directors as a group. Each person has sole investment and voting power with respect to the shares indicated, except as otherwise set forth in the footnotes to the table.

                                                     NATURE OF       %BASED ON
 NAME AND ADDRESS OF                 NUMBER OF       BENEFICIAL     OUTSTANDING
  BENEFICIAL OWNER                    SHARES          OWNERSHIP      PERCENT OF
                                                                       CLASS
-------------------------          ------------     ------------      ---------
Chris Mazzini                        5,898,543          Direct            78%
9319 LBJ Frwy, Suite 205
Dallas, TX  75243

Paul E. Cash                           308,468          Direct             4%
9319 LBJ Frwy, Suite 205
Dallas, TX  75243

All officers and directors
as a group                           6,207,011                            82%


(c) Changes in control
The Company is not aware of any arrangements or pledges with respect to its securities which may result in a change in control of the Company.



Item 13. Certain Relationships and Related Transactions (a) Transactions with management and others.
       none

(b) Certain Business Relationships

Key employees of the Company, may sometimes be assigned overriding royalty interests and/or carried working interests in prospects acquired by or generated by the Company. These interests normally vary from one-half to one percent for each employee. There is no set formula or policy for such program, and the frequency and amounts are largely controlled by the economics of each particular prospect.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                     PART IV

 (a) The following documents filed as part of this Report
     1. Independent Auditors' Report
        Consolidated Balance Sheets at December 31, 1999 and 1998 Consolidated Statements of Income (Loss) for the years ended December 31, 1999, 1998, and 1997
        Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1999, 1998, and 1997
        Consolidated Statements of Cash Flows for the years ended
        December 31, 1999, 1998, and 1997
        Notes to Consolidated Financial Statements
     2. Financial Statement Schedules required to be filed by Item 8 and Paragraph (d) of this Item 14
        Schedule II Valuation and Qualifying Accounts All other schedules have been omitted because they are not applicable or required under the rules of Regulation S-X or the information has been supplied in the consolidated financial statements or notes thereto.
        Such schedules and reports are at page 40 of this Report.
     3. The Exhibits are listed in the index of Exhibits Required by Item 601 of Regulation S-K at Item (c) below and included at page 41.

 (b) A Form 8-K was filed filed during the last quarter of the period covered by this Report. The 8-K reported the change in control of the Registrant

 (c) The Index of Exhibits is included following the Financial Statement Schedules beginning at page 41 of this Report.

 (d) The Index to Consolidated Financial Statements and Supplemental Schedules is included following the signatures, beginning at page 20 of this Report.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            SPINDLETOP OIL & GAS CO.



Dated April 13, 2000

                                           By  /s/ Chris Mazzini
                                             ---------------------
                                             Chris Mazzini
                                             President, Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following on behalf of the Company and in the capacities and on the dates indicated.




      Signatures                       Capacity                  Date
Principal Executive Officers:


/s/Chris Mazzini                     President, Director      April 13, 2000
------------------
Chris Mazzini

/s/ Michelle Mazzini                 Secretary, Director      April 13, 2000
--------------------
Michelle Mazzini

/s/ Paul E. Cash                     Director                 April 13, 2000
--------------
Paul E. Cash

/s/ Gary D. Goodnight                Controller               April 13, 2000
------------------
Gary D. Goodnight

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
            Index to Consolidated Financial Statements and Schedules


                                                                   Page

Independent Auditors' Report.........................................21

Consolidated Balance Sheets - December 31, 1999
and 1998..............................................  .............22-23

Consolidated Statements of Income (Loss) for the years
ended December 31, 1999, 1998 and 1997...............................24

Consolidated Statements of Changes in Shareholders'
Equity for the years ended December 31, 1999,
1998, and 1997.......................................................25

Consolidated Statements of Cash Flows for the
years ended December 31, 1999, 1998
and 1997.............................................................26

Notes to Consolidated Financial Statements...........................27

Schedules for the years ended December 31, 1999,
1998 and 1997
         II - Valuation and Qualifying Accounts......................40


All other schedules have been omitted because they are not applicable, not required, or the information has been supplied in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Spindletop Oil & Gas Co.

We have audited the accompanying consolidated balance sheets of Spindletop Oil & Gas Co. (a Texas Corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spindletop Oil & Gas Co. and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

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

FARMER, FUQUA, HUNT & MUNSELLE, P.C.



Dallas, Texas
April 12, 2000



                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                           December 31,
                                                  ------------------------------
                                                       1999            1998
                                                  ------------     ------------
              ASSETS
Current Assets
 Cash                                             $   284,000      $   288,000
 Accounts receivable                                  267,000          284,000
 Accounts receivable, related parties                  59,000           33,000
 Shareholder Loans                                        -              8,000
 Inventory                                                -               -
                                                  ------------      ------------
     Total Current Assets                             610,000          613,000
                                                  ------------      ------------

Property and Equipment - at cost
 Oil and gas properties (full cost method)          3,205,000        3,008,000
 Rental equipment                                     405,000          338,000
 Gas gathering systems                                145,000          151,000
 Other property and equipment                         180,000          191,000
                                                   -----------       -----------
                                                    3,935,000        3,688,000
Accumulated depreciation and amortization          (2,714,000)      (2,548,000)
                                                   -----------      ------------
                                                    1,221,000        1,140,000
                                                   -----------      ------------


Other Assets, net of accumulated
amortization of $101,000 and
$89,000 at December 31,1999 and 1998
respectively                                          12,000            40,000
                                                  -----------       ----------
Total Assets                                     $ 1,843,000      $  1,793,000
                                                  ===========       ===========


The accompanying notes are an integral part of these statements.





                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - (Continued)


                                                             December 31,
                                                  ------------------------------
                                                    1999                 1998
                                                  ------------      ------------
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Accounts payable and accrued
    liabilities                                   $   439,000       $   426,000
   Tax savings benefit payable                         97,000            97,000
                                                   -----------       -----------
            Total Current Liabilities                 536,000           523,000
                                                   -----------       -----------

Notes payable-related party                           308,000              -

Shareholders' Equity
  Common stock, $.01 par value;100,000,000
   shares authorized;7,525,804 shares issued and
   outstanding (7,525,804 at December 31, 1998)         75,000           75,000
   Additional paid-in capital                          733,000          733,000
   Retained earnings                                   191,000          462,000
                                                    ----------        ----------
                                                       999,000        1,270,000
                                                    ----------        ----------

Total Liabilities And Shareholders' Equity       $   1,843,000      $  1,793,000
                                                    ==========        ==========

The accompanying notes are an integral part of these statements.




                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)


                                               Years ended December 31,
                                      ------------------------------------------
                                          1999            1998          1997
                                      ------------     -----------   -----------
Revenues
 Oil and gas revenues                 $ 729,000       $  850,000    $ 1,255,000
 Revenue from lease operations          158,000          176,000        187,000
 Gas pipeline sales                         -             35,000         89,000
 Gas gathering fees                      18,000           17,000         19,000
 Equipment rental                       110,000          121,000        114,000
 Interest income                          2,000            5,000          9,000
 Other                                   55,000           35,000         12,000
                                       ----------      -----------   -----------
                                       1,072,000       1,239,000      1,685,000
                                       -----------     -----------   -----------
Expenses
 Pipeline and rental operations          50,000           86,000         70,000
 Gas pipeline purchases                     -             19,000         64,000
 Lease operations                       457,000          529,000        663,000
 Depreciation and amortization          207,000          260,000        257,000
 General and administrative             551,000          574,000        547,000
 Loss on sale of securities              78,000              -               -
 Interest expense                           -                -            1,000
                                      ----------        ----------    ----------
                                      1,343,000         1,468,000     1,602,000
                                      ----------        ----------    ----------

Net Income (Loss)                 $    (271,000)      $  (229,000)   $   83,000
                                      ==========        ===========    =========

Earnings (Loss)Per Share Of
Common Stock                          $  (0.04)         $  (0.03)        $  .01
                                         ======           =======       =======
Weighted average shares
outstanding                            7,525,804        7,525,804      7,492,992
                                      ==========        ==========    ==========



      The accompanying notes are an integral part of these statements.



                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998, and 1997



                                                          Additional
                                      Common Stock         Paid-in     Retained
                                 Shares         Amount      Capital    Earnings
                              ------------  -----------  ----------   ----------

Balance January 1, 1997        7,488,304     $ 75,000     $  727,000  $ 608,000
Stock issued in exchange
for pipeline                      37,500            -          6,000        -
Net income                           -              -             -      83,000
                               ----------   ---------      ---------   ---------
Balance December 31, 1997      7,525,804       75,000        733,000    691,000
Net loss                            -            -              -      (229,000)
                               ----------  ---------        --------- ----------
Balance December 31, 1998      7,525,804       75,000        733,000    462,000
Net loss                            -             -              -     (271,000)
                               ----------   ---------      ---------  ----------
Balance December 31, 1999      7,525,804     $ 75,000    $   733,000  $ 191,000
                               ==========   =========      ==========  =========




The accompanying notes are an integral part of these statements.



                    SPINDLETOP OIL & GAS CO AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                 Years ended December 31,
                                        ----------------------------------------
                                          1999            1998           1997
                                        ------------  -----------   ------------
Cash Flows from Operating Activities
 Net Income (Loss)                      $ (271,000)   $ (229,000)    $  83,000
 Reconciliation of net income (loss)
 to net cash provided by (used for)
 operating activities
  Depreciation and amortization           207,000        260,000        257,000
  Other                                   (4,000)          -              -
  (Increase) decrease in accounts
   receivable                             (1,000)        137,000        (21,000)
  (Increase) decrease in inventory          -              8,000         23,000
  Increase (decrease) in accounts
  payable                                 13,000        (202,000)       (10,000)
                                        -----------    ----------   -----------
Net cash provided by (used for)
operating activities                     (56,000)       (26,000)        332,000
                                         ---------     ----------   ------------

Cash Flows from Investing Activities
 Capitalized acquisition, exploration
  and development costs                        -        (188,000)      (429,000)
 Proceeds from sale of properties           44,000           -             -
 Proceeds from sale of other assets         16,000           -             -
 Proceeds from sale of property equipment      -          69,000         70,000
 Purchase of property and equipment         (8,000)       (9,000)       (21,000)
                                          ----------    ----------     ---------
Net cash provided by (used for)
investing activities                        52,000      (128,000)      (380,000)
                                          ----------    ----------     ---------

Cash Flows from Financing Activities
     Repayment of notes payable                -          (1,000 )      (19,000)
     Proceeds from borrowings                  -              -           8,000
     Repayment of shareholder loans            -              -         245,000
     Advances to shareholder                   -          (5,000)      (214,000)
                                         ------------    ----------    ---------
Net cash provided by (used for)
 financing activities                          -          (6,000)        20,000
                                          -----------    ----------    ---------

Decrease in cash                            (4,000)      (160,000)      (28,000)
Cash at beginning of period                288,000        448,000       476,000
                                         -----------     ----------    --------
Cash at end of period                  $   284,000     $  288,000      $448,000
                                         ===========     ==========    =========


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

Organization and Nature of Operations
The Company was organized as a Texas Corporation in September 1985, in connection with the Plan of Reorganization (the Plan), effective September 9, 1985, of Prairie States Exploration, Inc., (Exploration), a Colorado Corporation, which had previously filed for Chapter 11 bankruptcy. In connection with the Plan, Exploration was merged into the Company, with the Company being the surviving corporation. After giving effect to the stock split discussed in
Note 2, up to a total of 166,667 of the Company's common shares may be issued to Exploration's former shareholders. As of December 31, 1999, 1998, and 1997, 122,436, 122,436, and 122,436 shares, respectively, have been issued to former shareholders in connection with the Plan.

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

Goodwill
The goodwill resulting from the contingent consideration, as discussed in Note 7, is being amortized over the remaining life of the net operating loss existing at the time of the Plan discussed in Note 1, which expires in 2000.

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

3.  ACCOUNTS RECEIVABLE

                                                     December 31,
                                                 1999              1998
                                             -------------   --------------
         Trade                               $  378,000     $     387,000
         Accrued revenue                        187,000           146,000
         Other                                    2,000             1,000
                                              -----------      -----------
                                                567,000           534,000
         Less allowance for losses             (300,000)         (250,000)
                                             ------------      -----------
                                             $ 267,000      $     284,000
                                             ============      ===========

4.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                         December 31,
                                                  1999                1998
                                             ---------------   ---------------
     Trade payables                            $   56,000       $     69,000
     Production proceeds payable                  253,000            451,000
     Accrued production taxes                       4,000             10,000
     Other                                        126,000             98,000
                                                ----------         ---------
                                               $  439,000       $    628,000
                                                ==========         =========



5.  NOTES PAYABLE-RELATED PARTY
                                                                December 31,
                                                             1999        1998
                                                         ------------  -------
Non-interest  bearing note to Paul Cash, due in monthly
installments of $3,000  beginning  January,  2001, with
unpaid  principal due  November,  2008  ($384,000  face
value less  amortized  discount of $143,000 based on an
effective   interest  rate  of  8.50%).   The  note  is
uncollateralized.                                          241,000          -

Non-interest  bearing note to Paul Cash, due June, 2000
($77,000 face value less amortized  discount of $10,000
based on an  effective  interest  rate of  8.50%).  The
note is uncollateralized.                                  67,000          -
                                                          ----------  ---------
                                                          308,000          -
Less current maturities                                       -            -
                                                         ----------   ---------
                                                         $ 308,000   $    -
                                                         =========    =========

     Principal maturities of notes payable as of December 31, 1999 are as follows:
               Year Ended
               December 31,                   Amount
           -----------------               -----------
               2000                         $  -
               2001                            85,000
               2002                            20,000
               2003                            22,000
               2004                            23,000
              Thereafter                      158,000
                                           -----------
                                            $ 308,000
                                           ============


6.  RELATED PARTY TRANSACTIONS

From March 1994 until 1998, the Company provided various personnel, office space, supplies and other administrative services to a related company, Double River Oil & Gas Co. (Double River) for a fee of $575 per month.

At December 31, 1999, and 1998, approximately $2,000 and $2,000 respectively, are due from Double River.

Included in the accompanying balance sheets are the following amounts related to Mr. Cash:

                                                               December 31,
                                                        1999           1998
                                                    -----------   -------------
Shareholder loans, non-interest bearing               $  -         $   8,000
Notes payable, non-interest bearing                     308,000           -


7.  INCOME TAXES

The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 utilizes the liability method of computing deferred income taxes.

For Federal income tax purposes, the Company has net operating loss and investment credit carryovers of approximately $838,000 and $1,000, respectively, which expire at various dates through 2014.

               Expires            Net Operating Loss          Investment Tax
             December 31,           Carryforward                 Credit
        ---------------------   ---------------------   -----------------------
                2000                $   -                      $ 1,000
                2005                  55,000                       -
                2007                 146,000                       -
                2010                  28,000                       -
                2012                  27,000                       -
                2013                 323,000                       -
                2014                 259,000                       -
                                    ---------                  ----------
                                   $ 838,000                   $ 1,000
                                    =========                  ==========


In connection with the Plan discussed in Note 1, the Company agreed to pay, in cash, to Exploration's unsecured creditors, as defined, one-half of the future reductions of Federal income taxes which were directly related to any allowed carryovers of Exploration's net operating losses and investment tax credits. Such payments are to be made on a pro-rata basis. Amounts incurred under this agreement, which are considered contingent consideration under APB No. 16, totaled $ -0-, $ -0-, and $3,000 in 1999, 1998 and 1997, respectively, and have been recorded as goodwill. As of December 31, 1999 the Company has not received a ruling from the Internal Revenue Service concerning the net operating loss and investment credit carryovers. Until the tax savings which result from the utilization of these carryforwards is assured, the Company will not pay to Exploration's unsecured creditors any of the tax savings benefit. As of December 31, 1999 and 1998, the Company owes $97,000 and $97,000 respectively to Exploration's unsecured creditors.

In calculating tax savings benefits described above, consideration was given to the alternative minimum tax, where applicable, and the tax effects of temporary differences, as shown below:

                                               1999          1998        1997
                                          -------------  -----------  ----------
Intangible drilling costs                   $  (4,000)   $ (175,000) $ (183,000)
Differences between book and tax
depreciation, depletion and amortization        4,000        36,000      49,000

Deferred income taxes reflect the effects of temporary differences between the tax bases of assets and liabilities and the reported amounts of those assets and liabilities for financial reporting purposes. Deferred income taxes also reflect the value of net operating losses, investment tax credits and an offsetting valuation allowance. The Company's total deferred tax assets and corresponding valuation allowance at December 31, 1999 and 1998 consisted of the following:

                                                           December 31,
                                                      1999               1998
                                                  --------------   ------------
Deferred tax assets
  Net operating loss carryforwards              $       209,000     $   145,000
  Investment tax credit carryforwards                     1,000           1,000
  Depreciation, depletion and amortization              140,000         139,000
  Other, net                                              7,000           7,000
                                                   -------------    ------------
      Total                                             357,000         292,000
Deferred tax liabilities
  Intangible drilling costs                            (229,000)       (227,000)
                                                   -------------    ------------

Net deferred tax assets                                 128,000          65,000
  Less valuation allowance                             (128,000)        (65,000)
                                                   -------------    ------------
Net deferred tax asset                          $            -     $        -
                                                   =============    ============

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

9.  CASH FLOW INFORMATION
The Company does not consider any of its assets to meet the definition of a cash equivalent.

Net cash provided by operating activities includes cash payments for interest of $ -0-, $ -0- and $1,000 in 1999, 1998, and 1997, respectively.

Excluded from the Consolidated Statements of Cash Flows were the effects of certain non-cash investing and financing activities, as follows:

                                             1999           1998          1997
                                         -------------  -----------  -----------
Purchase of equipment for note
 payable                                 $  67,000      $    -       $     -
Purchase of oil and gas properties
 for note payable                           240,000           -             -

Goodwill capitalized as additional
 cost of acquired company                      -              -           3,000

Tax savings benefit payable                    -              -           3,000

Issuance of common stock to acquire
 gas gathering system                          -              -           6,000

Acquisition of oil and gas properties
 in exchange for forgiveness of
 accounts receivable                           -              -          10,000


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

11.  CONCENTRATIONS OF CREDIT RISK
As of December 31, 1999, one of the Company's subsidiaries had approximately $283,000 in checking accounts at one bank.

Most of the Company's business activity is in Texas. Accounts receivable as of December 31, 1999 and 1998 are primarily from a wide variety of individual and institutional owners of joint interests in oil and gas wells. A portion of the Company's ability to collect these receivables is dependent upon revenues generated from sales of oil and gas produced by the related wells.

12. FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments at December 31, 1999 and 1998 follow:

                                      1999                       1998
                                Carrying      Fair         Carrying      Fair
                                 Amount       Value         Amount       Value
                               ---------   ---------     -----------  ---------
Cash                           $ 284,000   $ 284,000     $  288,000   $ 288,000
Accounts receivable              267,000     267,000        284,000     284,000
Accounts receivable, related
parties                          59,000       59,000         33,000      33,000
Shareholder loans                   -            -            8,000       8,000
Notes payable                   308,000      308,000            -           -

The fair value amounts for each of the financial instruments listed above approximate carrying amounts due to the short maturities of these instruments.

13.  COMMITMENTS AND CONTINGENCIES
In connection with the Plan of Reorganization discussed in Note 1, the Company agreed to pay, in cash, to Exploration's unsecured creditors, as defined, one-half of the future reduction of Federal income taxes which were directly related to any allowed carryovers of Exploration's net operating losses and investment tax credits existing at the time of the reorganization. These net operating losses expired in 1998 and the investment tax credits expired in 1997.

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

14.  ADDITIONAL OPERATIONS AND BALANCE SHEET INFORMATION
Certain information about the Company's operations for the years ended December 31, 1999, 1998, and 1997 follows.

Significant Oil and Gas Purchasers
The Company's oil sales are made on a day to day basis at approximately the current area posted price. The loss of any oil purchaser would not have an adverse effect upon operations. The Company generally contracts to sell its natural gas to purchasers pursuant to both short-term and long-term contracts. Additionally, some of the Company's natural gas not under contract is sold at the then current prevailing "spot" price on a month to month basis. Following is a summary of significant oil and gas purchasers during the three year period ended December 31, 1999.


                                                             Year Ended
                                                            December 31,
                                              ---------------------------------
                                                1999       1998          1997
                                              ---------- ---------    --------
Lone Star Gas Company and Affiliates            15%         13%           13%
Mitchell Marketing Co.                          23          22            13
Texas Utilities Fuel Company                     -          -             10


There are no other customers of the Company which individually accounted for more than 10% of the Company's oil and gas revenues during the three years ended December 31, 1999.

                                                    Year Ended December 31,
                                             1999         1998            1997
                                           ----------- ------------  -----------
Capitalized costs relating to oil and gas
producing activities:
      Unproved properties                  $  93,000     $  89,000    $ 139,000
      Proved properties                    3,112,000     2,919,000    2,742,000
                                           ----------   -----------  -----------

      Total Capitalized Costs              3,205,000    3,008,000     2,881,000
      Accumulated amortization            (2,128,000)  (1,965,000)   (1,758,000)
                                          -----------  -----------   -----------
                                        $  1,077,000  $  1,043,000  $ 1,123,000
                                          ===========  ============  ===========




                                                   Year ended December 31,
                                             1999           1998          1997
                                         -------------  -----------   ---------
Costs incurred  in oil and gas property
 acquisition, exploration and
 development:
   Acquisition of Properties             $  241,000     $    -       $  81,000
   Exploration Costs                            -         122,000       327,000
   Development Costs                            -          66,000        21,000
                                          ----------     ----------   ----------
                                         $  241,000     $ 188,000    $  429,000
                                           =========     ==========   ==========

Results of operations from
producing activities:                             Year ended December 31,
                                          --------------------------------------
                                             1999          1998           1997
                                          -----------   -----------   ----------
Sales of oil and gas                      $ 729,000    $  850,000   $ 1,255,000
                                          ----------    -----------  -----------

Production costs                            457,000       529,000       663,000
Amortization of oil and gas properties      163,000       207,000       198,000
                                           ---------   -----------   -----------
                                            620,000       736,000       861,000
                                           ---------   -----------   -----------
                                          $  109,000   $  114,000   $   394,000
                                           =========    ==========    ==========

                                                 Year ended December 31,
                                              1999          1998          1997
                                         -------------   ----------   ----------
Sales price per equivalent Mcf            $   2.20         $ 1.97      $  2.81
                                             ======        =======      ========
Production cost per equivalent Mcf        $   1.59         $ 1.23      $  1.48
                                            =======        =======       =======
Amortization per equivalent Mcf           $    .51         $  .48      $   .44
                                            =======         ======       =======

Costs incurred in gas gathering
and equipment rental

Acquisition of property and equipment     $     -         $     -      $    -
                                            ========        ========    ========

Results of operations from gas gathering
and equipment rental:
Revenues                                  $  128,000      $  173,000   $ 222,000
                                            ---------       ---------  ---------
Gas pipeline purchases                           -            19,000      64,000
Operating Expenses                            50,000          86,000      70,000
Depreciation                                  14,000          21,000      20,000
                                             --------        -------    --------
                                              64,000         126,000     154,000
                                             --------        --------   --------
                                          $   64,000      $   47,000   $  68,000
                                             ========         =======   ========


15.  BUSINESS SEGMENTS
The Company's two business segments are (1) oil and gas exploration, production and operations and (2) transportation of natural gas, including related equipment rental. Management has chosen to organize the Company into the two segments based on the products or services provided.The following is a summary of selected information for these segments for the three-year period ended December 31, 1999:


                                        1999              1998             1997
                                  --------------  ---------------  -------------
Revenues:(3)
Oil and gas exploration,
 production and operations            $   887,000    $  1,026,000    $ 1,442,000
Gas gathering and equipment
 rental                                   128,000         173,000        222,000
                                        ----------      ----------    ----------
                                      $ 1,015,000    $  1,199,000    $ 1,664,000
                                        =========       ==========    ==========
Depreciation, depletion and
amortization expense:
 Oil and gas exploration,
 production and operations             $  163,000    $    207,000    $   198,000

Gas gathering and equipment rental         14,000          21,000         20,000
                                          --------       ---------    ----------
                                        $ 177,000    $    228,000    $   218,000
                                          ========       =========    ==========
Income from operations:
Oil and gas exploration,
production and operations               $ 267,000    $    290,000    $  581,000
Gas gathering and equipment rental         64,000          47,000        68,000
                                          --------       --------     ----------
                                          331,000         337,000       649,000
Corporate and other (1)                  (602,000)       (566,000)     (566,000)
                                         ----------     ----------    ----------
Consolidated net income                $ (271,000)    $  (229,000)   $    83,000
                                         ===========    ==========     =========

Identifiable assets:
Oil and gas exploration,
production and operations              $ 1,077,000    $ 1,043,000   $ 1,124,000
Gas gathering & rental equipment           118,000         71,000        83,000
                                         ---------     ----------    ----------
                                         1,195,000     1,114,000      1,207,000
Corporate and other (2)                    648,000       679,000      1,018,000
                                         ---------     ----------    ----------
                                       $  1,843,000   $1,793,000    $ 2,225,000
                                         ==========    =========      ==========

(1) Corporate and other includes general and administrative expenses, other non-operating income and expense and income taxes.

(2) Corporate and other includes cash, accounts and notes receivable, inventory, other property and equipment and intangible assets.

(3) All reported revenues are from external customers.

16.  SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                                              Charged
                                                        Directly to Expense
                                          -------------------------------------
                                             1999         1998           1997
                                          ---------   -----------     ----------
Maintenance and Repairs                   $ 50,000    $  86,000      $   49,000
Production taxes                            41,000       45,000          68,000
Taxes, other than payroll and income taxes  12,000       23,000          21,000


17.  SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)
The Company's net proved oil and gas reserves as of December 31, 1999, 1998 and 1997 have been estimated by Company personnel in accordance with guidelines established by the Securities and Exchange Commission. Accordingly, the following reserve estimates were based on existing economic and operating conditions. Oil and gas prices in effect at December 31 of each year were used. Operating costs, production and ad valorem taxes and future development costs were based on current costs with no escalation.

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

Changes in Estimated Quantities of Proved Oil and Gas Reserves


                                       Oil                Gas
                                       Bbls               Mcf
                                     ------------    --------------
Proved reserves:
Balance December 31, 1996               72,091           2,471,174
Sales of reserves in place                   -              (4,554)
Acquired properties                          -             176,266
Revisions of previous estimates          4,553             135,639
Production                             (14,998)           (357,166)
                                       --------          ----------
Balance December 31, 1997               61,646           2,421,359
Sales of reserves in place                   -             (50,843)
Revisions of previous estimates        (14,422)            (21,413)
Production                             (13,304)           (350,566)
                                       --------          ----------
Balance December 31, 1998               33,920           1,998,537
Sales of reserves in place              (7,856)            -
Acquired properties                          -             354,133
Revisions of previous estimates          3,484            (164,092)
Production                              (6,986)           (277,834)
                                       --------          ----------
Balance December 31, 1999               22,562           1,910,744
                                       =======           =========

Proved Developed Reserves:
Balance December 31, 1997               61,646           2,122,247
Balance December 31, 1998               33,920           1,699,425
Balance December 31, 1999               22,562           1,683,667


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



                                                          December 31,
                                           1999             1998         1997
                                        ------------ --------------  ----------
Standardized Measures of Discounted
Future Net Cash Flows:

Future production revenue               $ 4,643,000   $ 4,487,000   $ 6,302,000
Future development costs                   (110,000)     (110,000)     (110,000)
Future production costs                  (2,523,000)   (2,238,000)   (3,167,000)
                                        ----------     -----------    ----------

Future net cash flows before Federal
income tax                                2,010,000     2,139,000     3,025,000
Future Federal income tax                      -             -              -
                                        ----------    -----------    ----------
Future net cash flows                     2,010,000     2,139,000     3,025,000
Effect of discounting 10%
per year                                   (406,000)    (540,000)      (741,000)
                                        -----------   -----------     ----------
                                        $ 1,604,000   $1,599,000    $ 2,284,000
                                        ===========   ============    ==========






                                             1999         1998           1997
                                          -----------   ----------    ---------
Change Relating to the Standardized
Measures of Discounted Future Net Cash
Flows:
Beginning balance                        $ 1,599,000   $ 2,284,000  $ 2,381,000
Oil and gas sales, net of
production costs                            (272,000)     (321,000)    (592,000)
Net change in prices, net of production
costs                                       (317,000)     (211,000)      99,000
Extensions and discoveries                      -                           -
Purchase of reserves in place                825,000            -       124,000
Sales of reserves in place                  (113,000       (73,000)      (4,000)
Revisions of quantity estimates             (171,000)     (124,000)     204,000
Accretion of discount                        160,000       228,000      238,000
Other                                       (107,000)      (184,000)   (166,000)
                                           -----------  -----------   ----------
                                         $ 1,604,000   $  1,599,000  $ 2,284,000
                                           ===========  ============  ==========


                                 SCHEDULE II



                   SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997



                               Charged To
                         Beginning       Costs and                      Ending
   Description            Balance        Expenses     Deductions        Balance
--------------------   -------------   ------------  -------------  -----------
Allowance for
Doubtful Accounts
----------------
December 31, 1997      $   230,000            -           -         $   230,000
                          =======        ========      =======       ==========
December 31, 1998      $   230,000         20,000         -         $   250,000
                          ========       ========      =======       ==========
December 31, 1999      $   250,000        50,000          -         $   300,000
                          ========       ========       =======      ==========




                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

                                Index to Exhibits


                                                             PAGE

22.  Subsidiaries of the Registrant                            42

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