Form 10-Q
period 2000-03-31
SPINDLETOP OIL & GAS CO
filed 2000-05-15
CIK 867038

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended March 31, 2000                     Commission File No. 0-18774



                            Spindletop Oil & Gas Co.
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Texas                                         75-2063001
----------------------------                    ------------------------
(State  or other jurisdiction                     (IRS Employer or I.D.#)
  of incorporation or organization)


 9319 LBJ Freeway, Suite 205   Dallas, Texas                 75243
---------------------------------------------            -----------
  (Address of principle executive offices)               (Zip Code)


                                 (972) 644-2581
             ---------------------------------------------------
              Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

                           YES   X                                     NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - $.01 par value                             7,525,804
       (Title of Class)                           (Number of shares Outstanding
                                                    on May 10, 2000)

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

                                    FORM 10-Q
                                 March 31, 2000

                                      INDEX



Part I  Financial Information:                                        Page No.
  Item 1.  Financial Statements.
    Consolidated Balance Sheets
     March 31, 2000 (Unaudited) and December 31, 1999....................3

    Consolidated Statements of Income (Loss)(Unaudited)
     Three Months Ended March 31, 2000 and 1999..........................5

    Consolidated Statements of Cash Flows (Unaudited)
     Three Months Ended March 31, 2000 and 1999..........................6

    Notes to Consolidated Financial Statements...........................7

  Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations...................................8

Part II Other Information:
  Item 6.  Exhibits and Reports on Form 8-K..............................9

Part I Financial information
Item 1. Financial statements


                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                   March 31,       December 31,
                                                     2000              1999
                                                -------------     -------------
                                                 (Unaudited)
                  Assets
Current Assets
 Cash                                            $  562,000         $  284,000
 Accounts receivable                                213,000            267,000
 Accounts receivable, related parties                59,000             59,000
 Shareholder loans                                       -                 -
 Inventory                                               -                 -
                                                 ----------         -----------
      Total Current Assets                          834,000            610,000
                                                 ----------         -----------

Property and Equipment - at cost
 Oil and gas properties (full cost method)        3,205,000          3,205,000
 Rental equipment                                   405,000            405,000
 Gas gathering systems                              145,000            145,000
 Other property and equipment                       180,000            180,000
                                                 ----------         -----------
                                                  3,935,000          3,935,000
Accumulated depreciation and amortization        (2,765,000)        (2,714,000)
                                                 -----------        -----------
                                                  1,170,000          1,221,000
                                                 ----------         -----------


Other Assets, net of accumulated amortization
 of $101,000 and $101,000 at March 31, 2000
  and December 31, 1999 respectively                12,000              12,000
                                                 ----------         -----------
Total Assets                                    $ 2,016,000       $  1,843,000
                                                 ==========         ===========



See accompanying notes to financial statements.

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                    March 31,     December 31,
                                                      2000            1999
                                                  -------------   ------------
                                                   (Unaudited)

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Accounts payable and accrued liabilities         $   551,000    $    439,000
 Notes payable                                            -                -
 Tax savings benefit payable                           97,000          97,000
                                                    -----------    ------------
        Total Current Liabilities                     648,000         536,000
                                                    -----------    ------------

 Notes payable-related party                          308,000         308,000



Shareholders' Equity
 Common stock, $.01 par value; 100,000,000
  shares  authorized; 7,525,804 issued
  (7,525,804 at December 31, 1999)                     75,000          75,000
 Additional paid-in capital                           733,000         733,000
 Retained earnings                                    252,000         191,000
                                                    -----------     -----------
                                                    1,060,000         999,000
                                                    -----------     -----------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 2,016,000      $ 1,843,000
                                                    ==========      ===========


See accompanying notes to financial statements.

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

                                                       Three Months Ended
                                                             March 31,
                                                    2000              1999
                                                 ------------       -----------
Revenues
 Oil and gas revenues                           $    241,000       $    199,000
 Revenue from lease operations                        42,000             42,000
 Gas gathering, compression and equipment
  rental                                              38,000             31,000
 Interest Income                                       4,000              1,000
 Other                                                 5,000              8,000
                                                  ------------       ------------
                                                     330,000            281,000
                                                  ------------       ------------
Expenses
 Pipeline and rental operations                       12,000             11,000
 Lease operations                                    174,000            139,000
 Depreciation and  amortization                       51,000             61,000
 General and administrative                           32,000            129,000
                                                    ----------       ----------
                                                     269,000            340,000
                                                    ----------       ----------

Net Income (Loss)                               $     61,000       $    (59,000)
                                                    =========        ==========

Net Income Per Share of Common Stock
                                                $         -        $        -
                                                    ==========        =========
Weighted average shares outstanding
                                                   7,525,804          7,525,804
                                                  ===========         ==========



See accompanying notes to financial statements.

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                       2000              1999
                                                  -------------    ------------
Cash Flows from Operating Activities
 Net Income (Loss)                                $   61,000      $   (59,000)
  Reconciliation of net income to net
   cash provided by operating  activities:
    Depreciation and amortization                     51,000           61,000
    (Increase) decrease in accounts receivable        54,000          (53,000)
    (Increase) decrease in invent                         -                -
    Increase (decrease) in accounts                  112,000          (11,000)
                                                    ---------         ---------
Net cash provided (used) by operating activities     278,000          (62,000)
                                                    ---------         ---------

Cash Flows from Investing Activities
 Capitalized acquisition, exploration and
  development costs                                      -                 -
 Purchase of property and equipment                      -                 -
                                                     --------         ---------
Net cash used by investing activities                    -                 -
                                                     --------         ---------

Cash Flows from Financing Activities
 Repayment of notes payable                              -                 -
 Decrease in other assets                                -             16,000
 Advances to shareholder                                 -                -
                                                     --------        ---------
Net cash provided (used) by financing activities         -             16,000
                                                     --------        ---------
Increase (decrease) in cash                          278,000          (46,000)
Cash at beginning of period                          284,000          288,000
                                                     --------        ---------
Cash at end of period                            $   562,000       $  242,000
                                                     ========        =========


See accompanying notes to financial statements.

                    Spindletop Oil & Gas Co. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Note 1. Basis of Presentation

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this form 10-Q may wish to refer to the Company's Form 10-K for the year ended December 31, 1999 for further information.

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

                    Spindletop Oil & Gas Co. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Item 2.         Management's Discussion and Analysis
                         of Financial Condition and Results of Operation

Results of Operations


2000 Compared to 1999
-----------------------
Due to the purchase of oil and gas properties in December 1999 oil and gas revenues increased. Lease operating expenses rose accordingly.

General and administrative expenses decreased primarily due to staff reduction. The Company expects to hire additional staff in 2000.


1999 Compared to 1998
-----------------------
Oil and gas revenues decreased in 1999 due to both a decrease in production and and oil and gas prices.

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

                    Spindletop Oil & Gas Co. and Subsidiaries
                                 March 31, 2000




Part II Other Information

       Item 6.  Exhibits and Reports on Form 8-K

       (a)  Exhibits - None

       (b)  Reports on Form 8-K - None

                                    Signature




   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                SPINDLETOP OIL & GAS CO.
                                                      (Registrant)





 DATE:  May 15, 2000                              By:/s/ Chris Mazzini
                                                     -----------------
                                                         Chris Mazzini
                                                         President



DATE:  May 15, 2000                               By:/s/ Gary Goodnight
                                                     ------------------
                                                         Gary Goodnight
                                                         Controller