Form 10-Q
period 2000-06-30
SPINDLETOP OIL & GAS CO
filed 2000-08-15
CIK 867038

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter ended June 30, 2000

                           Commission File No. 0-18774


                            Spindletop Oil & Gas Co.
             (Exact name of registrant as specified in its charter)


             Texas                                   75-2063001
 (State or other jurisdiction                (IRS  Employer or I.D. #)
   of incorporation or organization


 9319 LBJ Freeway, Suite 205, Dallas, Texas                   75243
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

                           YES   X                                     NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - $.01 par value                           7,525,804
     (Title of Class)                        (Number of shares Outstanding
                                                       on August 11, 2000)

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES


                                    FORM 10-Q
                                  June 30, 2000


                                      INDEX

Part I  Financial Information:                                       Page No.
Item 1.  Financial Statements.

 Consolidated Balance Sheets
   June 30, 2000 (Unaudited) and December 31, 1999......................3

   Consolidated Statements of Income (Unaudited)
     Six Months and Three Months Ended June 30, 2000 and 1999...........5

   Consolidated Statements of Cash Flows (Unaudited)
     Six Months Ended June 30, 2000 and 1999............................6

   Notes to Consolidated Financial Statements...........................7

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................8

Part II Other Information:
         Item 6.  Exhibits and Reports on Form 8-K......................9

Part I Financial information
Item 1. Financial statements


                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                    March 31,      December 31,
                                                      2000             1999
                                                   -----------    -------------
                                                   (Unaudited)
                             Assets
Current Assets
 Cash                                             $   749,000      $   284,000
 Accounts receivable                                  103,000          267,000
 Accounts receivable, related parties                  51,000           59,000
 Shareholder loans                                         -                -
 Inventory                                                 -                -
                                                    ----------       ----------
      Total Current Assets                            903,000          610,000
                                                    ----------       ----------

Property and Equipment - at cost
 Oil and gas properties (full cost method)          3,234,000         3,205,000
 Rental equipment                                     405,000           405,000
 Gas gathering systems                                145,000           145,000
 Other property and equipment                         180,000           180,000
                                                   -----------       ----------
                                                    3,964,000         3,935,000
Accumulated depreciation and amortization          (2,816,000)       (2,714,000)
                                                   -----------       ----------
                                                    1,148,000         1,221,000
                                                   -----------       ----------


Other Assets, net of accumulated amortization
 of $101,000 and $101,000 at June 30, 2000 and
 December 31, 1999 respectively                        12,000            12,000
                                                   ----------         ----------
Total Assets                                      $ 2,063,000       $ 1,843,000
                                                   ==========         ==========



See accompanying notes to financial statements.

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS


                                                     March 31,     December 31,
                                                        2000            1999
                                                    -----------   -------------
                                                     (Unaudited)
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities          $  484,000    $    439,000
  Notes payable                                         67,000             -
  Tax savings benefit payable                           97,000          97,000
                                                     ---------      -----------
               Total Current Liabilities               648,000         536,000
                                                     ---------      -----------

      Notes payable-related party                      241,000         308,000



Shareholders' Equity
  Common stock, $.01 par value; 100,000,000
   shares authorized; 7,525,804 issued
   (7,525,804 at December 31, 1999)                     75,000          75,000
      Additional paid-in capital                       733,000         733,000
      Retained earnings                                366,000         191,000
                                                     ----------      ----------
                                                     1,174,000         999,000
                                                     ----------      ----------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 2,063,000     $  1,843,000
                                                    ==========       ==========


See accompanying notes to financial statements.

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                    Six Months Ended        Three Months Ended
                                          June 30,                June 30,
                                  ----------------------  ----------------------
                                      2000         1999       2000       1999
                                  ----------- ----------  ---------- -----------
Revenues
 Oil and gas revenues             $ 576,000   $  357,000  $ 335,000  $  158,000
 Revenue from lease operations      100,000       84,000     58,000      42,000
  Gas gathering, compression and
      equipment rental               57,000       63,000     19,000      32,000
 Interest Income                     10,000        3,000      6,000       2,000
 Other                               11,000       19,000      6,000      11,000
                                  ----------  ----------  ---------  -----------
                                    754,000      526,000    424,000     245,000
                                  ----------  ----------  ---------  -----------
Expenses
  Pipeline and rental operations     16,000       25,000      4,000      14,000
  Lease operations                  310,000      224,000    136,000      85,000
  Depreciation and amortization     102,000      118,000     51,000      57,000
  General and administrative        151,000      258,000    119,000     129,000
                                  ---------   ----------   --------   ---------
                                    579,000      625,000    310,000     285,000
                                  ---------   ----------   --------   ---------

Net Income (Loss)                $ 175,000   $   (99,000) $ 114,000  $ (40,000)
                                  =========   ==========   ========   =========

Net Income (Loss) Per Share
of Common                        $    .02    $    (.01)   $    .01   $       0
                                  =========   =========    ========   =========
Weighted average shares
 outstanding                     7,525,804    7,525,804   7,525,804  7,525,804
                                ==========    ==========  ========== ==========



See accompanying notes to financial statements.

                      SPINDLETOP OIL & GAS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Six Months Ended
                                                             June 30,
                                                      --------------------------
                                                        2000             1999
                                                      ----------     -----------
Cash Flows from Operating Activities
 Net Income (Loss)                                    $  175,000    $  (99,000)
  Reconciliation of net income to net
  cash provided by operating activities:
   Depreciation and amortization                         102,000       118,000
   (Increase) decrease in accounts receivable            172,000       (50,000)
   Increase (decrease) in accounts payable                45,000       (18,000)
                                                       ----------     ----------
Net cash provided(used) by operating activities          494,000       (49,000)
                                                       ----------     ----------

Cash Flows from Investing Activities
 Capitalized acquisition, exploration and
   development costs                                     (29,000)       (3,000)
  Purchase of property and equipment                          -         (3,000)
  Increase in other assets                                    -       (122,000)
                                                       ---------      ----------
Net cash used by investing activities                    (29,000)     (128,000)
                                                       ----------     ----------

Cash Flows from Financing Activities
 Proceeds from sale of oil and gas property                   -         28,000
                                                       ----------     ----------
Net cash provided(used) by financing activities               -         28,000
                                                       -----------    ----------
Increase(decrease)in cash                                465,000      (149,000)
Cash at beginning of period                              284,000       288,000
                                                       -----------    ----------
Cash at end of period                                $   749,000    $  139,000
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

                    Spindletop Oil & Gas Co. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results of Operations

Results of Operations

Six months ended June 30, 2000 compared to 1999
-------------------------------------------------
Due to the purchase of oil and gas properties in December 1999, oil and gas production increased. This increased production and an increase in oil and gas prices were the primary reasons that oil and gas revenues increased for the six months ended June 30, 2000. The increase in lease operating expenses was primarily due to the December 1999 purchase of oil and gas properties.

General and administrative expenses decreased primarily due to staff reduction. The Company expects to hire additional staff in 2000.


Three months ended June 30, 2000 compared to 1999
--------------------------------------------------
Oil and gas revenues increased in the second quarter of 2000. Increased oil and gas prices contributed heavily to this increase. Production was also up due to the property purchase described above. Lease operating expenses increased primarily because of the property purchase.




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

                    Spindletop Oil & Gas Co. and Subsidiaries
                                    June 30, 2000



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






                            SPINDLETOP OIL & GAS CO.
                                 (Registrant)



DATE: August 14, 2000                      By:/s/ Chris Mazzini
                                             -------------------
                                              Chris Mazzini
                                              President







DATE:  August 14, 2000                      By:/s/ Gary Goodnight
                                               ---------------------
                                                Gary Goodnight
                                                Controller