Form 10-Q
period 2000-09-30
SPINDLETOP OIL & GAS CO
filed 2000-11-13
CIK 867038

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter ended September 30, 2000

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

                      YES   X                  NO
                          -----                   -----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - $.01 par value                           7,525,804
         (Title of Class)                   (Number of shares Outstanding
                                                 on November 10, 2000)

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES




                                    FORM 10-Q
                               September 30, 2000


                                      INDEX

Part I  Financial Information:                                        Page No.
 Item 1.  Financial Statements.

   Consolidated Balance Sheets
    September 30, 2000 (Unaudited) and December 31, 1999..................3

   Consolidated Statements of Income (Unaudited)
    Nine Months and Three Months Ended September 30, 2000 and 1999........5

   Consolidated Statements of Cash Flows (Unaudited)
    Nine Months Ended September 30, 2000 and 1999.........................6

   Notes to Consolidated Financial Statements.............................7

 Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................8

Part II Other Information:
         Item 6.  Exhibits and Reports on Form 8-K........................9

Part I Financial information
Item 1. Financial statements


                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                  September 30,    December 31,
                                                       2000            1999
                                                  -------------   -------------
                                                  (Unaudited)
                             Assets
Current Assets
 Cash                                            $   1,067,000     $   284,000
 Accounts receivable                                   211,000         267,000
 Accounts receivable, related parties                    3,000          59,000
 Shareholder loans                                         -               -
 Inventory                                                 -               -
                                                  ------------     ------------
      Total Current Assets                           1,281,000         610,000
                                                  ------------     ------------

Property and Equipment - at cost
 Oil and gas properties (full cost method)           3,241,000       3,205,000
 Rental equipment                                      405,000         405,000
 Gas gathering systems                                 145,000         145,000
 Other property and equipment                          180,000         180,000
                                                  ------------     -----------
                                                     3,971,000       3,935,000
Accumulated depreciation and amortization           (2,866,000)     (2,714,000)
                                                  ------------     -----------
                                                     1,105,000       1,221,000
                                                  ------------     ------------


Other Assets, net of accumulated
 amortization of $101,000 and $101,000 at
 September 30, 2000 and December 31, 1999
 respectively                                           12,000          12,000
                                                  ------------     ------------
Total Assets                                     $   2,398,000     $ 1,843,000
                                                  ============     ============


See accompanying notes to financial statements.

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                  September 30,     December 31,
                                                      2000              1999
                                                 --------------   --------------
                                                   (Unaudited)
   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities       $    517,000      $    439,000
  Notes payable                                        67,000               -
  Tax savings benefit payable                          97,000            97,000
                                                  -------------    ------------
    Total Current Liabilities                         681,000           536,000
                                                  -------------    ------------

Notes payable-related party                           241,000           308,000



Shareholders' Equity
  Common stock, $.01 par value; 100,000,000
  shares authorized; 7,525,804 issued
  (7,525,804 at December 31, 1999)                     75,000            75,000
      Additional paid-in capital                      733,000           733,000
      Retained earnings                               668,000           191,000
                                                  ------------     ------------
                                                    1,476,000           999,000
                                                  ------------     ------------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $  2,398,000     $   1,843,000
                                                  ============     ============


See accompanying notes to financial statements.

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                Nine Months Ended          Three Months Ended
                                   September 30,               September 30,
                             ---------------------------  ---------------------
                                  2000          1999         2000        1999
                             -------------- ------------  ----------- ----------
Revenues
 Oil and gas revenues       $   1,042,000   $  532,000    $  466,000  $ 175,000
 Revenue from lease
  operations                      135,000      126,000        35,000     42,000
 Gas gathering,compression
 and equipment rental             102,000       93,000        45,000     30,000
  Interest Income                  21,000        4,000        11,000      1,000
  Other                            44,000            -        33,000        -
                              ------------  ------------  -----------  ---------
                                1,344,000      755,000       590,000    248,000
                              -----------   ------------  -----------  ---------
Expenses
 Pipeline and rental
  operations                       22,000       35,000         6,000     10,000
 Lease operations                 472,000      347,000       162,000    123,000
 Depreciation and amortization    150,000      177,000        48,000     59,000
 General and administrative       223,000      381,000        72,000    123,000
 Other                                -         58,000           -       77,000
                               -----------  -----------   -----------  ---------
                                  867,000      998,000       288,000    392,000
                               -----------  -----------   -----------  ---------

Net Income (Loss)             $   477,000  $  (243,000)   $  302,000  $(144,000)
                               ==========   ===========    ==========  =========

Net Income (Loss) Per
Share of Common Stock         $     .06    $     (.04)    $      .04  $   (.02)
                                =========     =========     =========  ========
Weighted average shares
 outstanding                    7,525,804    7,525,804     7,525,804  7,525,804
                               ==========    ==========    ========== ==========



See accompanying notes to financial statements.

                      SPINDLETOP OIL & GAS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                         Nine Months Ended
                                                           September 30,
                                                    ---------------------------
                                                         2000           1999
                                                    -------------   -----------

Cash Flows from Operating Activities
 Net Income (Loss)                                  $    477,000    $ (243,000)
  Reconciliation of net income
   to net cash provided by operating
   activities:
    Depreciation and amortization                        152,000       177,000
    (Increase) decrease in accounts receivable           112,000       (62,000)
    Increase (decrease) in accounts payable               78,000        (3,000)
                                                    ------------    -----------
Net cash provided(used) by operating activities          819,000      (131,000)
                                                    ------------    -----------

Cash Flows from Investing Activities
 Capitalized acquisition, exploration
  and development costs                                  (36,000)       (3,000)
 Purchase of property and equipment                          -          (6,000)
 Increase in other assets                                    -             -
                                                     ------------    ----------
Net cash used by investing activities                    (36,000)       (9,000)
                                                     ------------    ----------

Cash Flows from Financing Activities
 Proceeds from sale of oil and gas property                  -          28,000
 Increase in other assets                                    -         (67,000)
 Other                                                       -          (1,000)
                                                     ------------    ----------
Net cash provided(used) by financing activities              -         (40,000)
                                                     ------------    ----------
Increase(decrease)in cash                                783,000      (180,000)
Cash at beginning of period                              284,000       288,000
                                                     ------------   -----------
Cash at end of period                               $  1,067,000    $  108,000
                                                     ============   ===========


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

                    Spindletop Oil & Gas Co. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Item 2.         Management's Discussion and Analysis
                 of Financial Condition and Results of Operations

Results of Operations

Nine months ended September 30, 2000 compared to 1999
-----------------------------------------------------
Due to the purchase of oil and gas properties in December 1999, oil and gas production increased. This increased production and an increase in oil and gas prices were the primary reasons that oil and gas revenues increased for the six months ended September 30, 2000. The increase in lease operating expenses was primarily due to the December 1999 purchase of oil and gas properties.

General and administrative expenses decreased primarily due to staff reduction. The Company expects to hire additional staff in 2000.


Three months ended September 30, 2000 compared to 1999
------------------------------------------------------
Oil and gas revenues increased in the third quarter of 2000. Increased oil and gas prices contributed heavily to this increase. Production was also up due to the property purchase described above. Lease operating expenses increased primarily because of the property purchase.




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

                    Spindletop Oil & Gas Co. and Subsidiaries
                               September 30, 2000





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



                                             SPINDLETOP OIL & GAS CO.
                                                   (Registrant)





DATE: November 13, 2000                      By: /s/ Chris Mazzini
                                                --------------------
                                                Chris Mazzini
                                                President







DATE: November 13, 2000                      By:
                                                 ---------------------
                                                 Gary Goodnight
                                                 Controller