Form 10-K
period 2000-12-31
SPINDLETOP OIL & GAS CO
filed 2001-04-02
CIK 867038

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

    For the fiscal year ended December 31, 2000 Commission File No. 0-18774


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

                  YES   X                           NO


As of March 31, 2001, 7,525,804 shares of the Company's common stock were issued and outstanding, and the aggregate market value of the voting stock held by non-affiliates of the company as of that date is not determinable since no significant public trading market has been established for the Company's common stock.

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

The net crude oil and gas reserves of the Company as of December 31, 2000, were 18,971 barrels of oil and condensate and 2,833,123 MCF (thousand cubic feet) of natural gas. The Company owns rental equipment, including natural gas compressors, pumping units, natural gas dehydrators and other various pieces of oilfield production equipment. In addition, the Company, through PPL, owns approximately 26.1 miles of pipelines located in Texas, which are used for the gathering of natural gas. The Company's principal executive offices are located at 9319 LBJ Freeway, Suite #205, Dallas, Texas. The telephone number is
(972)644-2581.

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

Giant purchased 5,860,889 shares of the Registrant's outstanding Common
Stock from Mr. Cash. After the transaction, Giant Energy owns 77.88 percent of the Registrant's 7,525,804 shares of outstanding Common Stock. Giant Energy acquired the above shares for $490,000 cash.Chris Mazzini, President of the Company, is sole owner of Giant.

Prior to the Stock Purchase Agreement, control of the Registrant was held by Mr. Cash, who owned 81.98 percent of the Registrant's outstanding Common Stock. Prior to the transaction Mr. Cash was President and Chairman of the Board of the Registrant. After the transaction, Mr. Cash resigned as President and Chairman of the Board of Registrant, but he will remain a director of Registrant.

On December 1, 1999, Registrant acquired oil and gas properties and equipment from Mr. Cash and Double River Investment Co. (owned 100% by Mr. Cash) for a total purchase price of $460,885.04.

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

The Company will continue to generate and evaluate prospects using its own staff. The Company intends to fund operations primarily from cash flow generated by operations. The Company's primary area of operation has been and will continue to be in Texas with an emphasis in the geological provinces known as the Ft. Worth Basin in Texas.

The Company will attempt to expand its pipeline system. Expansion will be dependent upon success in its exploration programs, since the majority of its existing pipelines are connected to wells which the Company operates. In addition, the oilfield rental equipment and compression business will be expanded as needed, but this segment also depends upon the success of the exploration and development program.

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

The Company is also engaged in the gathering and marketing of natural gas through its subsidiary PPL. The Company owns 26.1 miles of pipelines and currently gathers approximately 697 MCF of gas per day. Gas is gathered for a fee. Substantially all of the gas gathered by the Company is gas produced from wells which the Company operates and in which it owns a working interest.

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

(v) Dependence on Customers.
The following is a summary of significant purchasers of the oil and natural gas produced by the Company for the three year period ended December 31, 1999:



       Purchaser                                 December 31, Percent (1)
       ---------                             ------------------------------
                                              2000       1999          1998
                                             -----       -----        -----
TXU Processing/Cantera Resources               23%         15%          13%
Mitchell Marketing Co.                         24%         23%          22%



(1) Percent of total oil and gas sales


In the past The Company sold gas under long term contracts to TXU Processing, formerly called Lone Star Gas Company its affiliates (now Cantera Resources). Such contracts are no longer in effect. Gas previously marketed under those contracts is now sold to other parties under market sensitive, short-term contracts computed on a month to month basis.

Mitchell purchases gas at spot prices which are market sensitive and computed on a monthly basis.


(vi) Competition.
Numerous entities and individuals, many of whom have far greater financial and other resources than the Company, are active in the exploration for and production of oil and gas. Substantial competition exists for leases, prospects and equipment, all of which are necessary for successful operations. Competition is focused primarily on the discovery of new prospects, which can be developed and made productive.

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

(xi) Employees.
The Company employs a total of 5 people. All are full-time employees.

(d) Financial information about foreign and domestic operations and export sales.

All of the Company's business is conducted domestically, with no export sales.

Item 2. Properties
Oil and Gas Properties.
The following table sets forth pertinent data with respect to the Company-owned oil and gas properties, all located within the continental United States, as estimated by the Company:



                                                     Year Ended December 31,
                                               2000         1999         1998
                                            ----------    ----------  ----------

Gas and Oil Properties (net) (1):
Proved Developed Gas Reserves-MCF (2)       2,204,137     1,683,667   1,699,425
Proved Undeveloped Gas Reserves-MCF(3)        628,986       227,077     299,112
 Total Proved Gas Reserves-MCF              2,833,123     1,910,744   1,998,537

Proved Developed Crude Oil and
 Condensate Reserves-Bbls (2)                  18,971        22,562      33,920
Proved Undeveloped Crude Oil and
Condensate Reserves-Bbls (3)                      -             -            -
 Total Proved Crude Oil and Condensate
  Reserves-Bbls                                18,971        22,562      33,920





                                                Year Ended December 31,
                                         2000            1999            1998
                                       ---------       ----------     ----------

Present Value of Estimated
    Future Net Revenues
    From Proved Reserves (4) (5):
    Developed                       $  5,254,000     $  1,394,000   $ 1,405,000
    Developed and Undeveloped          7,109,000        1,604,000     1,599,000


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


The Company's working interests in exploration and development wells completed during the years indicated were as follows:


                                           Year Ended December 31,
                                 2000              1999               1998
                              ---------------   ---------------  --------------
                              Gross      Net    Gross      Net   Gross     Net
Exploratory wells:
  Productive                    -         -       -        -      -         -
  Non-Productive                -         -       -        -      -         -
                              ----      ----    ----      ----   -----     ----
    Total                       -         -       -        -      -         -
                              ----      ----    ----      ----   -----     ----

Development wells:
  Productive                    -         -       -        -      -         -
  Non-Productive                -         -       -        -      -         -
                              ----      ----    ----      ----   ----      ----
    Total                       -         -       -        -      -         -
                              ====      ====    ====      ====   ====      ====



Total Exploratory and
Development wells:
  Productive                    -         -       -         -     -         -
  Non-Productive                -         -       -         -     -         -
                              ----      ----    ----      ----   ----      ----
    Total                       -         -       -         -     -         -
                              ====      ====    ====      ====   ====      ====


The following tables set forth additional data with respect to production from Company-owned oil and gas properties, all located within the continental United
States:

                                        Year Ended December 31,
                               ------------------------------------------------
                                  2000      1999      1998       1997     1996
                               --------- --------- ---------- --------- --------
Oil and Gas Production (net):
 Gas-Mcf                        479,769   277,834    350,566   357,166  371,074
 Crude Oil and Condensate-Bbls   10,111     6,986     13,304    14,998   17,276
Average Sales Price Per
 Unit Produced:
 Gas-per Mcf                   $   3.58   $  2.20   $   1.97   $  2.66  $  2.48
 Crude Oil and Condensate-
  per Bbl.                     $  27.37   $ 16.70   $  11.97   $ 20.29  $ 21.16
Average Production Cost Per
Equivalent Barrel (1) (2)      $   8.09   $  9.59   $   7.37   $  8.90  $  8.90


(1) Includes severance taxes and ad valorem taxes.

(2) Gas production is converted to equivalent barrels at the rate of six MCF per barrel, representing the estimated relative energy content of natural gas to oil.

The Company owns producing royalties and overriding royalties under properties located in Texas. The revenues from these properties is not significant.

Current Activities - March 15, 2001:
- ------------------------------------
Gross Wells in Process of Drilling          -0-
Net Wells in Process of Drilling            -0-
Waterfloods in Process of Installation      -0-
Pressure Maintenance Operations             -0-

The Company is not aware of any major discovery or other favorable or adverse event that is believed to have caused a significant change in the estimated proved reserves since December 31, 2000.

Office Space.

The Company leases office space as follows:

Location                     Square Feet               Lease Expires
Dallas, Texas                   3,388                   April 30, 2001



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

The Company normally does not purchase and resell natural gas, but gathers gas for a fee. The fees charged in some cases are subject to regulations by the State of Texas and the Federal Energy Regulatory Commission. Average daily volumes of gas gathered by the pipelines owned by the Company was 697, 410 and 518 MCF per day for 2000, 1999, and 1998 respectively.

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

Item 4.  Submission of Matters of Security Holders to a Vote
None

                                     PART II

Item 5. Market for the Company's Common Stock and Related Stockholder Matters. No significant public trading market has been established for the Company's common stock. The common stock of the Company is traded on an occasional basis in the over the counter market. The Company does not believe that listings of bid and asking prices for its stock are indicative of the actual trades of its stock, since trades are made infrequently.

There is no amount of common stock that is subject to outstanding options or warrants to purchase, or securities convertible into, common stock of the Company. On January 31, 1997, the Company effected a one for six reverse stock split. At that time, the Company reduced the authorized common shares from 150,000,000 to 100,000,000 and increased the par value from $.001 to $.01 per share.

The approximate number of record holders of the Company's Common Stock on March 26, 2001, was 641.

The Company has not paid any dividends since its reorganization and it is not contemplated that it will pay any dividends on its Common Stock in the foreseeable future. There are no financing agreements in place which restrict payment of dividends.

The Registrant currently serves as its own stock transfer agent and registrar.




Item 6.  Selected Financial Data
The selected financial information presented should be read in conjunction with the consolidated financial statements and the related notes thereto.

                                           Years Ended December 31,
                        2000       1999        1998         1997        1996
                    ----------- ----------- ----------- ----------- ------------
Total Revenue       $ 2,345,000 $ 1,072,000 $ 1,239,000 $ 1,685,000 $ 1,693,000
Net Income(Loss         849,000    (271,000)   (229,000)     83,000     141,000
Earnings Per Share(1)       .11        (.04)       (.03)        .01         .02
At End of Periods
Total Assets          2,909,000   1,843,000   1,793,000   2,225,000   2,154,000
Long-Term Debt          246,000     308,000          -           -           -

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

Results of Operations:

2000 Compared to 1999
- ---------------------
Oil and gas revenues increased in 2000 due to two main factors. One, properties that the Company purchased from Paul E. Cash on December 1, 1999 were in production for the entire year of 2000. This also was the primary reason for the increase in lease operating expenses. The second reason oil and gas revenues increased was due to a dramatic increase in gas prices. An increase in oil prices also contributed to the increase.

Operator overhead decreased in 2000. Due to the purchase of properties mentioned above, the Company now owns a large percentage of those well resulting in less operator overhead billed out to outside third parties.

Interest income increased in 2000 due to the increase of cash on hand. This cash is primarily in money market accounts and certificates of deposit.

General and administrative expenses decreased in 2000. Upon the change in control of the Company at the end of 1999 there was a reduction in staff. The resulting salary reductions and related employee benefits were the primary reason that general and administrative expenses decreased.

1999 Compared to 1998
- ---------------------
Oil and gas revenues decreased in 1999 due to a decrease in both oil and gas production.

Lease operating expenses decreased in 1999. No major rework was done on existing wells as compared to prior years.

During 1999 the company invested in the stock market and experienced a loss on sale of securities.

1998 Compared to 1997
- ---------------------
Oil and gas revenues decreased primarily because of decreases in oil and gas prices. There was also a slight decrease in production.

Lease operating expenses decreased because of a sale some oil and gas properties and an overall decrease in the amount of repairs and maintenance required on existing wells in 1998.

Gas pipeline sales and gas pipeline purchases decreased because of the sale a pipeline in 1998 for $30,000. This pipeline had been obtained at no cost. The $30,000 gain is reflected in other income.


Certain Factors That Could Affect Future Operations
- ---------------------------------------------------
Certain information contained in this report, as well as written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, teleconferences or otherwise, may be deemed to be 'forward-looking statements' within the meaning of Section 21E of the Securities Exchange Act of 1934 and are subject to the 'Safe Harbor' provisions of that section.

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


Item 8. Consolidated Financial Statements and Schedules, index at page 20.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The accountants for the Company are Farmer, Fuqua, Hunt & Munselle, P.C. Certified Public Accountants, who have prepared audit reports for the years ended December 31, 1998, 1999, and 2000.

There have been no disagreements between the Company and Farmer, Fuqua, Hunt & Munselle, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
(a) and (b)The Directors and Executive Officers of the Company and certain information concerning them is set forth below:

Name                          Age          Position
- ----                          ---     -------------------------------
Chris Mazzini                  43     Director, President and Chairman of the
                                      Board
Michelle Mazzini               39     Director and Secretary
Paul E. Cash                   68     Director

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

Michelle Mazzini, received her Bachelor of Science Degree in Business Administration (accounting major) from the University of Southwestern Louisiana where she graduated magna cum laude in 1985. Ms. Mazzini earned her law degree from Louisana State University where she graduated Order of the Coif in 1988. Ms. Mazzini serves as Vice President and legal counsel of Giant Energy Corp.

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

Item 11.  Executive Compensation

(a) Cash Compensation
For the year ended December 31, 2000, Mr. Mazzini,  did not take any salary from
the  Company.   None  of  the  Company's   executive  officers  were  paid  cash
compensation at an annual rate in excess of $100,000.

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


                                                                    %BASED ON
                                                  NATURE OF        OUTSTANDING
NAME AND ADDRESS                   NUMBER OF      BENEFICIAL        PERCENT OF
OF BENEFICIAL OWNER                  SHARES        OWNERSHIP           CLASS
- ---------------------              ---------     -----------       -----------
Chris Mazzini                      5,898,543        Direct               78%
9319 LBJ Frwy, Suite 205
Dallas, TX  75243

Paul E. Cash                         308,468        Direct                4%
9319 LBJ Frwy, Suite 205
Dallas, TX  75243

All officers and directors
as a group                         6,207,011                             82%


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

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                     PART IV

(a) The following documents filed as part of this Report
    1. Independent Auditors' Report
       Consolidated Balance Sheets at December 31, 2000 and 1999 Consolidated Statements of Income (Loss) for the years ended December 31, 2000, 1999, and 1998
       Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2000, 1999, and 1998
       Consolidated Statements of Cash Flows for the years ended
         December 31, 2000, 1999, and 1998
       Notes to Consolidated Financial Statements
    2. Financial Statement Schedules required to be filed by Item 8 and Paragraph (d) of this Item 14
       Schedule II Valuation and Qualifying Accounts All other schedules have been omitted because they are not applicable or required under the rules of Regulation S-X or the information has been supplied in the consolidated financial statements or notes thereto.
       Such schedules and reports are at page 40 of this Report.
    3. The Exhibits are listed in the index of Exhibits Required by Item 601 of Regulation S-K at Item (c) below and included at page 41.

       (b) No Form 8-K was filed during the period covered by this Report.

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


                            SPINDLETOP OIL & GAS CO.



Dated March 29, 2001


                                              By ______________________
                                                 Chris Mazzini
                                                 President, Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following on behalf of the Company and in the capacities and on the dates indicated.




    Signatures                        Capacity                      Date
Principal Executive Officers:

                                  President, Director            March 29, 2001
- -----------------
Chris Mazzini

- -----------------                 Secretary, Director            March 29, 2001
Michelle Mazzini


- -----------------                 Director                       March 29, 2001
Paul E. Cash


Principal Accounting Officer:


- -----------------                  Controller                    March 29, 2001
Gary D. Goodnight

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
            Index to Consolidated Financial Statements and Schedules


                                                                       Page
                                                                       ----

Independent Auditors' Report............................................21

Consolidated Balance Sheets - December 31, 2000
and 1999.............................................................22-23

Consolidated Statements of Income (Loss) for the years
ended December 31, 2000, 1999 and 1998..................................24

Consolidated Statements of Changes in Shareholders'
Equity for the years ended December 31, 2000,
1999, and 1998..........................................................25

Consolidated Statements of Cash Flows for the
years ended December 31, 2000, 1999
and 1998................................................................26

Notes to Consolidated Financial Statements..............................27

Schedules for the years ended December 31, 2000,
1999 and 1998
         II - Valuation and Qualifying Accounts.........................40


All other schedules have been omitted because they are not applicable, not required, or the information has been supplied in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Spindletop Oil & Gas Co.

We have audited the accompanying consolidated balance sheets of Spindletop Oil & Gas Co. (a Texas Corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spindletop Oil & Gas Co. and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.

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

FARMER, FUQUA, HUNT & MUNSELLE, P.C.



Dallas, Texas
March 27, 2001

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                          December 31,
                                                     2000              1999
                                                 ------------      -----------

                ASSETS
Current Assets
 Cash                                            $  1,585,000      $   284,000
 Accounts receivable                                  340,000          267,000
 Accounts receivable, related parties                   8,000           59,000
                                                 ------------      -----------
   Total Current Assets                             1,933,000          610,000
                                                 ------------      -----------

Property and Equipment - at cost
 Oil and gas properties (full cost method)          3,202,000        3,205,000
 Rental equipment                                     405,000          405,000
 Gas gathering systems                                145,000          145,000
 Other property and equipment                          53,000          180,000
                                                 ------------      -----------
                                                    3,805,000        3,935,000
Accumulated depreciation and amortization          (2,829,000)      (2,714,000)
                                                 ------------      ------------
                                                      976,000        1,221,000
                                                 ------------      ------------


Other Assets, net of accumulated amortization
of $101,000 at December 31,1999                          -              12,000
                                                 ------------      ------------
Total Assets                                     $  2,909,000      $ 1,843,000
                                                 ============      ============


The accompanying notes are an integral part of these statements.

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - (Continued)


                                                          December 31,
                                                      2000             1999
                                                 -------------    -------------

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Accounts payable and accrued liabilities        $    472,000     $    439,000
 Notes payable, related party                          92,000              -
 Income tax payable                                    60,000              -
 Tax savings benefit payable                           97,000           97,000
                                                 ------------     -------------
            Total Current Liabilities                 721,000          536,000
                                                 ------------     -------------

Notes payable, related party                          246,000          308,000

Deferred income tax payable                            94,000              -

Shareholders' Equity
 Common stock, $.01 par value;100,000,000
  shares authorized;7,525,804 shares
  issued and outstanding at December 31,
  2000 and 1999)                                       75,000           75,000
   Additional paid-in capital                         733,000          733,000
   Retained earnings                                1,040,000          191,000
                                                  ------------     ------------
                                                    1,848,000          999,000
                                                  ------------     ------------

Total Liabilities And Shareholders' Equity       $  2,909,000      $ 1,843,000
                                                  ===========       ===========

The accompanying notes are an integral part of these statements.

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                  Years ended December 31,
                                        2000            1999           1998
                                    -------------  -------------  -------------

Revenues
 Oil and gas revenues               $  1,994,000   $    729,000   $    850,000
 Revenue from lease operations            93,000        158,000        176,000
 Gas pipeline sales                          -              -           35,000
 Gas gathering, compression and
   equipment rental                      161,000        128,000        138,000
 Interest income                          36,000          2,000          5,000
 Other                                    61,000         55,000         35,000
                                     -----------    ------------  -------------
                                       2,345,000      1,072,000      1,239,000
                                     -----------    ------------  -------------
Expenses
 Pipeline and rental operations           29,000         50,000         86,000
 Gas pipeline purchases                       -             -           19,000
 Lease operations                        729,000        457,000        529,000
 Depreciation and amortization           244,000        207,000        260,000
 General and administrative              310,000        551,000        574,000
 Loss on sale of securities                  -           78,000            -
 Interest expense                         30,000            -              -
                                      -----------   ------------  -------------
                                       1,342,000      1,343,000      1,468,000
                                      -----------   ------------  -------------

Income (Loss) Before Income Taxes      1,003,000      (271,000)       (229,000)

Current income tax provision              60,000           -                -
Deferred income tax provision             94,000           -                -
                                      ----------     -----------   ------------
                                         154,000           -                -
                                      ----------     -----------   ------------

Net Income (Loss)                   $    849,000    $ (271,000)    $  (229,000)
                                     ===========     ===========    ===========


Earnings (Loss)Per Share Of
  Common Stock                      $     0.11      $    (0.04)    $     (0.03)
                                        =======         =======        ========


Weighted average shares outstanding    7,525,804      7,525,804      7,525,804
                                       =========      =========      =========



The accompanying notes are an integral part of these statements.

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999, and 1998



                                                       Additional
                                   Common Stock         Paid-in      Retained
                               Shares      Amount       Capital      Earnings
                              --------    --------    -----------   ----------

Balance January 1, 1998       7,525,804   $ 75,000    $   733,000   $   691,000
Net income                          -          -              -        (229,000)
                              ----------  ---------    ----------    -----------
Balance December 31, 1998     7,525,804     75,000        733,000       462,000
Net loss                            -          -              -        (271,000)
                              ----------  ---------    ----------    -----------
Balance December 31, 1999     7,525,804     75,000        733,000       191,000
Net income                          -          -              -         849,000
                              ----------  ---------    ----------    ----------
Balance December 31, 2000     7,525,804   $ 75,000    $   733,000   $ 1,040,000
                              ==========  =========    ==========    ==========


The accompanying notes are an integral part of these statements.

                    SPINDLETOP OIL & GAS CO AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  Years ended December 31,
                                               2000        1999          1998
                                               ----        ----          ----

Cash Flows from Operating Activities
 Net Income (Loss)                          $ 849,000   $ (271,000)  $ (229,000)
 Reconciliation of net income (loss)
   to net cash provided by (used for)
   operating activities:
 Depreciation and amortization                244,000      207,000      260,000
 Amortization of note discount                 30,000          -            -
 Other                                         10,000       (4,000)         -
 (Increase) decrease in accounts receivable   (22,000)      (1,000)     137,000
 (Increase) decrease in inventory                 -            -          8,000
 Increase in current taxes payable             60,000          -            -
 Increase in deferred taxes payable            94,000          -            -
 Increase (decrease) in accounts payable       33,000       13,000    (202,000)
                                            ----------   ----------   ----------
Net cash provided by (used for)
  operating activities                      1,298,000      (56,000)    (26,000)
                                            ----------   ----------   ----------

Cash Flows from Investing Activities
 Capitalized acquisition, exploration
  and development costs                       (61,000)         -      (188,000)
 Proceeds from sale of properties              64,000       44,000         -
 Proceeds from sale of other assets               -         16,000         -
 Proceeds from sale of property equipment         -            -        69,000
 Purchase of property and equipment               -         (8,000)     (9,000)
                                            ----------     ---------  ----------
Net cash provided by (used for)
 investing activities                           3,000       52,000    (128,000)
                                            ----------     ---------  ----------

Cash Flows from Financing Activities
 Repayment of notes payable                        -            -       (1,000)
 Advances to shareholder                           -            -       (5,000)
                                            -----------   ---------  ----------
Net cash used for financing activities             -            -       (6,000)
                                            -----------   ---------  ----------

Increase (decrease) in cash                 1,301,000      (4,000)    (160,000)
Cash at beginning of period                   284,000     288,000      448,000
                                            -----------   ---------  ----------

Cash at end of period                     $ 1,585,000   $ 284,000    $ 288,000
                                           ==========   ===========  ==========


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

Organization and Nature of Operations
The Company was organized as a Texas Corporation in September 1985, in connection with the Plan of Reorganization (the Plan), effective September 9, 1985, of Prairie States Exploration, Inc., (Exploration), a Colorado Corporation, which had previously filed for Chapter 11 bankruptcy. In connection with the Plan, Exploration was merged into the Company, with the Company being the surviving corporation. After giving effect to the stock split discussed in
Note 2, up to a total of 166,667 of the Company's common shares may be issued to Exploration's former shareholders. As of December 31, 2000, 1999, and 1998, 122,436 shares have been issued to former shareholders in connection with the Plan.

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

Income Taxes
The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109), which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using enacted tax rates in effect in the years in which the differences are expected to reverse. The temporary differences primarily relate to depreciation, depletion and intangible drilling costs.

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

3.  ACCOUNTS RECEIVABLE
                                                        December 31,

                                                   2000               1999
                                             --------------    -------------
         Trade                               $     44,000       $   378,000
         Accrued receivable                       324,000           187,000
         Other                                      2,000             2,000
                                              ------------     -------------
                                                  370,000           567,000
        Less allowance for losses                 (30,000)         (300,000)
                                              ------------     -------------
                                             $    340,000      $    267,000
                                             ============      ============


4.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
                                                      December 31,
                                               2000               1999
                                               ----               ----
Trade payables                            $   190,000       $     56,000
Production proceeds payable                   103,000            253,000
Accrued production taxes                          -                4,000
Other                                         179,000            126,000
                                             --------          ----------
                                          $   472,000       $    439,000
                                             ========          ==========




5.  NOTES PAYABLE-RELATED PARTY
                                                          December 31,
                                                       2000             1999
                                                   ------------     -----------

Non-interest bearing note  to  Paul  Cash,
due  in  minimum monthly  installments of
$3,333 beginning January,  2001, with
unpaid principal due November,  2008
($384,000 face value less amortized
discount of $143,000 and  $120,000
at December 31, 2000 and 1999, respectively,
based on an effective interestrate of 8.50%).
The note is uncollateralized.  (1)                     264,000        241,000

Non-interest  bearing  note  to  Paul  Cash,
due June, 2001 ($77,000 face value less
amortized  discount of $10,000 and $3,000
at December 31, 2000 and 1999 respectively,
based on an  effective interest rate of 8.50%).
The  note  is uncollateralized.                         74,000         67,000
                                                    -----------      ---------
                                                       338,000        308,000
Less current maturities                                 92,000            -
                                                    -----------      ----------
                                                    $  246,000      $ 308,000
                                                    ===========      ==========

 (1) This non-interest bearing note is payable in monthly installments of $3,333 or 10 percent of net oil and gas revenues, whichever is greater. Management can't possibly determine the actual monthly amounts due and payable because of variables that affect net oil and gas revenues such as price and production. For purposes of calculating the principal maturities below the Company is using the required minimum payments of $3,333.

Principal maturities of notes payable as of December 31, 2000 are as follows:
                          Year Ended
                          December 31,              Amount
                       ---------------           ------------
                          2001                   $   92,000
                          2002                       20,000
                          2003                       22,000
                          2004                       24,000
                          2005                       26,000
                          Thereafter                154,000
                                                 ------------
                                                 $  338,000
                                                 =============




6.  RELATED PARTY TRANSACTIONS

From March 1994 until 1998, the Company provided various personnel, office space, supplies and other administrative services to a related company, Double River Oil & Gas Co. (Double River) for a fee of $575 per month.

At December 31, 2000, and 1999, approximately $2,000 is due from Double River.

Beginning December 1, 1999 Giant Energy charged the Company $6,000 per month management fee. Giant Energy loaned personnel to the Company and the management fee was charged to recoup some of costs associated with work performed for the Company.

Included in the accompanying balance sheets are the following amounts related to Mr. Cash:

                                                       December 31,
                                                 2000            1999
                                              ---------       -----------
Notes payable, non-interest bearing           $ 338,000       $  308,000






7.  INCOME TAXES

The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 utilizes the liability method of computing deferred income taxes.





In connection with the Plan discussed in Note 1, the Company agreed to pay, in cash, to Exploration's unsecured creditors, as defined, one-half of the future reductions of Federal income taxes which were directly related to any allowed carryovers of Exploration's net operating losses and investment tax credits. Such payments are to be made on a pro-rata basis. Amounts incurred under this agreement, which are considered contingent consideration under APB No. 16, totaled $ -0-, $ -0-, and $-0- in 2000, 1999 and 1998, respectively, and have been recorded as goodwill. As of December 31, 2000 the Company has not received a ruling from the Internal Revenue Service concerning the net operating loss and investment credit carryovers. Until the tax savings which result from the utilization of these carryforwards is assured, the Company will not pay to Exploration's unsecured creditors any of the tax savings benefit. As of December 31, 2000 and 1999, the Company owes $97,000 and $97,000 respectively to Exploration's unsecured creditors.

In calculating tax savings benefits described above, consideration was given to the alternative minimum tax, where applicable, and the tax effects of temporary differences, as shown below:


                                              2000        1999           1998
                                          ------------ -----------  -----------
Intangible drilling costs                 $      -      $  (4,000)  $ (175,000)
Differences between book and tax
 depreciation, depletion and amortization        -          4,000       36,000



Income tax differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income in 2000, 1999 and 1998 as a result of the following:

                                             2000         1999         1998
                                          ---------    ---------    ---------
Computed expected tax expense             $ 351,000     $  -         $  -
Miscellaneous timing diferences             (18,000)       -            -
Net operating loss carryforward            (273,000)       -            -
                                           --------    ---------    ---------
                                          $  60,000     $  -         $  -
                                          =========    =========    =========

Deferred income taxes reflect the effects of temporary differences between the tax bases of assets and liabilities and the reported amounts of those assets and liabilities for financial reporting purposes. Deferred income taxes also reflect the value of net operating losses, investment tax credits and an offsetting valuation allowance. The Company's total deferred tax assets and corresponding valuation allowance at December 31, 2000 and 1999 consisted of the following:

                                                           December 31,
                                                   2000               1999
                                              -----------        -----------
Deferred tax assets
  Net operating loss carryforwards            $      -           $    209,000
  Investment tax credit carryforwards              1,000                1,000
  Depreciation, depletion and amortization       149,000              140,000
  Other, net                                       7,000                7,000
                                              ------------       ------------
      Total                                      157,000              357,000
Deferred tax liabilities
  Expired leasehold                              (23,000)                  -
  Intangible drilling costs                     (228,000)            (229,000)
                                              ------------       -------------

Net deferred tax asset                           (94,000)             128,000
  Less valuation allowance                           -               (128,000)
                                              ------------       -------------
Net deferred tax asset (liability)            $  (94,000)        $        -
                                              ============       =============


SFAS 109 requires that a valuation allowance be recorded against tax assets which are not likely to be realized. The Company's carryforwards expire at specific future dates and utilization of certain carryforwards is limited to specific amounts each year. However, due to the uncertain nature of their ultimate realization based upon past performance and expiration dates, the Company has established a full valuation allowance against the carryforward benefits and is recognizing the benefits only as reassessment demonstrates they are realizable. Realization is entirely dependent upon future earnings in specific tax jurisdictions. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the carryforwards arising prior to reorganization will be credited to additional paid-in capital, because they bear no relationship to current operations, while the tax benefits of carryforwards arising after reorganization will be recorded in future operations as a reduction of the Company's income tax expense.

9.  CASH FLOW INFORMATION
The Company does not consider any of its assets to meet the definition of a cash equivalent.

Net cash provided by operating activities includes cash payments for interest of $ -0-, $ -0- and $ -0- in 2000, 1999, and 1998, respectively.

Excluded from the Consolidated Statements of Cash Flows were the effects of certain non-cash investing and financing activities, as follows:


                                               2000         1999        1998
                                          ------------   ----------  ----------
Purchase of equipment for note payable    $       -      $  67,000   $     -
Purchase of oil and gas properties
  for note payable                                -        240,000         -
Retirement of fixed assets                    121,000          -           -


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

11.  CONCENTRATIONS OF CREDIT RISK
As of December 31, 2000, the Company had approximately $334,000 and $1,250,000 in checking accounts at two banks, respectively.

Most of the Company's business activity is in Texas. Accounts receivable as of December 31, 2000 and 1999 are due from both individual and institutional owners of joint interests in oil and gas wells. A portion of the Company's ability to collect these receivables is dependent upon revenues generated from sales of oil and gas produced by the related wells.

12. FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments at December 31, 2000 and 1999 follow:


                                         2000                    1999
                                 Carrying      Fair       Carrying      Fair
                                  Amount       Value       Amount      Value
                               -----------  -----------  ---------- -----------

Cash                          $ 1,585,000  $  1,585,000  $ 284,000  $  284,000
Accounts receivable               340,000       340,000    267,000     267,000
Accounts receivable, related
parties                             8,000         8,000      59,000      59,000
Notes payable                     338,000       338,000     308,000     308,000



The fair value amounts for each of the financial instruments listed above approximate carrying amounts due to the short maturities of these instruments.

13.  COMMITMENTS AND CONTINGENCIES
In connection with the Plan of Reorganization discussed in Note 1, the Company agreed to pay, in cash, to Exploration's unsecured creditors, as defined, one-half of the future reduction of Federal income taxes which were directly related to any allowed carryovers of Exploration's net operating losses and investment tax credits existing at the time of the reorganization. These net operating losses expired in 1998 and investment tax credits expired in 1997.

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

In March 1994, the Company entered into an agreement with PGC Gas Company, an unaffiliated entity, under terms similar to those of the agreement with Loch Exploration, Inc., described above. This agreement had an initial term of six months, to continue month to month thereafter and was cancelled in January, 2001.

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


14.  ADDITIONAL OPERATIONS AND BALANCE SHEET INFORMATION
Certain information about the Company's operations for the years ended December 31, 2000, 1999, and 1998 follows.

Significant Oil and Gas Purchasers
The Company's oil sales are made on a day to day basis at approximately the current area posted price. The loss of any oil purchaser would not have an adverse effect upon operations. The Company generally contracts to sell its natural gas to purchasers pursuant to both short-term and long-term contracts. Additionally, some of the Company's natural gas not under contract is sold at the then current prevailing "spot" price on a month to month basis. Following is a summary of significant oil and gas purchasers during the three year period ended December 31, 2000.

                                                       Year Ended
                                                      December 31,
                                             2000         1999          1998
                                             ----         ----          ----
TXU Processing/Cantera
 Resources and Affiliates                     23%          15%           13%
Mitchell Marketing Co.                        24           23            22


There are no other customers of the Company which individually accounted for more than 10% of the Company's oil and gas revenues during the three years ended December 31, 2000.


                                                    Year Ended December 31,
Capitalized costs relating to oil and gas    2000           1999         1998
 producing activities:                   ------------  ------------ -----------

  Unproved properties                    $     -       $    93,000  $    89,000
  Proved properties                        3,202,000     3,112,000    2,919,000
                                         ------------  ------------ ------------

  Total Capitalized Costs                  3,202,000     3,205,000    3,008,000
  Accumulated amortization                (2,334,000)   (2,128,000)  (1,965,000)
                                         -----------    -----------  -----------
                                         $   868,000   $ 1,077,000  $ 1,043,000
                                         ===========    ===========  ===========




                                                       Year ended December 31,
                                                2000         1999        1998
                                             -----------  ----------  ----------
Costs incurred  in oil  and  gas  property
 acquisition, exploration and
 development:
Acquisition of Properties                    $   61,000   $ 241,000   $    -
Exploration Costs                                   -           -       122,000
Development Costs                                   -           -        66,000
                                             ----------   ----------  ----------
                                             $   61,000   $ 241,000   $ 188,000
                                             ==========   ==========  ==========



Results of operations from producing activities:       Year ended December 31,
                                            ------------------------------------
                                               2000          1999         1998
                                            -----------  ----------- -----------
Sales of oil and gas                       $  1,994,000  $  729,000  $  850,000
                                            -----------  ----------- -----------

Production costs                                729,000     457,000     529,000
Amortization of oil and gas properties          206,000     163,000     207,000
                                            -----------   ----------  ----------
                                                935,000     620,000     736,000
                                            -----------   ----------  ----------
                                           $  1,059,000  $  109,000  $  114,000
                                            ===========   ==========  ==========

                                                    Year ended December 31,
                                             2000            1999       1998
                                         -----------    -----------  ---------

Sales price per equivalent Mcf           $   3.69       $    2.20    $   1.97
                                            =======        =======     =======
Production cost per equivalent Mcf       $   1.35       $    1.59    $   1.23
                                            =======        =======     =======
Amortization per equivalent Mcf          $    .38       $     .51    $    .48
                                            =======        =======     =======
Costs incurred in gas gathering
 and equipment rental

Acquisition of property and equipment    $     -        $      -  $        -
                                            ========       ========    =======

Results of operations from gas gathering
and equipment rental:
Revenues                                 $  161,000     $  128,000    $ 173,000
                                           ---------     ----------   ----------
Gas pipeline purchases                          -              -         19,000
Operating Expenses                           29,000         50,000       86,000
Depreciation                                 20,000         14,000       21,000
                                           --------      ----------   ---------
                                             49,000         64,000      126,000
                                           --------      ----------   ---------
                                         $  112,000     $   64,000    $  47,000
                                           =========     ==========    ========


15.  BUSINESS SEGMENTS
The Company's two business segments are (1) oil and gas exploration, production and operations and (2) transportation and compression of natural gas, including related equipment rental. Management has chosen to organize the Company into the two segments based on the products or services provided.The following is a summary of selected information for these segments for the three-year period ended December 31, 2000:

                                          2000             1999          1998
                                      -------------   ------------  ------------
Revenues:(3)
Oil and gas exploration,
  production and operations           $  2,087,000    $   887,000   $ 1,026,000
Gas gathering, compression and
 equipment rental                          161,000        128,000       173,000
                                      ------------    ------------  ------------
                                      $  2,248,000    $ 1,015,000   $ 1,199,000
                                      ============    ============  ============
Depreciation, depletion and
amortization expense:
Oil and gas exploration,
 production and operations            $    206,000    $   163,000   $   207,000

Gas gathering and equipment rental          20,000         14,000        21,000
                                      ------------     -----------  -----------
                                      $    226,000    $   177,000   $   228,000
                                      ============     ===========  ===========
Income from operations:
Oil and gas exploration,
 production and operations            $  1,152,000    $   267,000   $   290,000
Gas gathering and equipment rental         112,000         64,000        47,000
                                      ------------     -----------   -----------
                                         1,264,000        331,000       337,000
Corporate and other (1)                   (415,000)      (602,000)     (566,000)
                                      ------------     -----------   -----------
Consolidated net income (loss)        $    849,000    $  (271,000)  $  (229,000)
                                      ============     ===========   ===========

Identifiable assets:
Oil and gas exploration,
 production and operations            $    868,000    $ 1,077,000   $ 1,043,000
Gas gathering & rental equipment            98,000        118,000        71,000
                                      -------------    ----------    ----------
                                           966,000      1,195,000     1,114,000
Corporate and other (2)                  1,943,000        648,000       679,000
                                      -------------    ----------    -----------
                                      $  2,909,000    $ 1,843,000   $ 1,793,000
                                      =============    ==========    ===========

(1) Corporate and other includes general and administrative expenses, other non-operating income and expense and income taxes.

(2) Corporate and other includes cash, accounts and notes receivable, inventory, other property and equipment and intangible assets.

(3) All reported revenues are from external customers.

16.  SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                                              Charged
                                                        Directly to Expense
                                             2000          1999          1998
                                          -----------   ----------  ----------
Maintenance and Repairs                    $   29,000   $   50,000  $   86,000
Production taxes                              102,000       41,000      45,000
Taxes, other than payroll and income taxes      9,000       12,000      23,000



17.  SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)
The Company's net proved oil and gas reserves as of December 31, 2000, 1999 and 1998 have been estimated by Company personnel in accordance with guidelines established by the Securities and Exchange Commission. Accordingly, the following reserve estimates were based on existing economic and operating conditions. Oil and gas prices in effect at December 31 of each year were used. Operating costs, production and ad valorem taxes and future development costs were based on current costs with no escalation.

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

Changes in Estimated Quantities of Proved Oil and Gas Reserves:

                                             Oil                 Gas
                                             Bbls                Mcf
                                           --------          ----------
Proved reserves:
Balance December 31, 1997                   61,646           2,421,359
Sales of reserves in place                       -             (50,843)
Revisions of previous estimates            (14,422)            (21,413)
Production                                 (13,304)           (350,566)
                                           --------          ----------
Balance December 31, 1998                   33,920           1,998,537
Sales of reserves in place                  (7,856)            -
Acquired properties                              -             354,133
Revisions of previous estimates              3,484            (164,092)
Production                                  (6,986)           (277,834)
                                            -------          ----------
Balance December 31, 1999                   22,562           1,910,744
Sales of reserves in place                  (2,008)            -
Acquired properties                          1,764             106,126
Revisions of previous estimates              6,764           1,296,022
Production                                 (10,111)           (479,769)
                                          ---------          ----------
Balance December 31, 2000                   18,971           2,833,123
                                           =======           =========

Proved Developed Reserves:
Balance December 31, 1998                   33,920           1,699,425
Balance December 31, 1999                   22,562           1,683,667
Balance December 31, 2000                   18,971           2,204,137


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





Standardized Measures of Discounted                    December 31,
Future Net Cash Flows:                      2000         1999           1998
                                      --------------   ------------  -----------

Future production revenue            $  16,488,000   $ 4,643,000    $ 4,487,000
Future development costs                  (253,000)     (110,000       (110,000)
Future production costs                 (6,150,000)   (2,523,000)    (2,238,000)
                                      --------------  ------------   ----------

Future net cash flows before Federal
income tax                             10,085,000      2,010,000      2,139,000
Future Federal income tax              (1,513,000)           -               -
                                      --------------  -----------    ----------
Future net cash flows                   8,572,000      2,010,000      2,139,000
Effect of discounting 10%
Per year                               (1,463,000)      (406,000)      (540,000)
                                      -------------   -----------    ----------
                                     $  7,109,000    $ 1,604,000    $ 1,599,000
                                      =============   ===========   ============




Change Relating to the Standardized
Measures of Discounted Future Net Cash
Flows:                                        2000           1999       1998
                                            ----------   ----------- -----------

Beginning balance                         $ 1,604,000  $ 1,599,000  $ 2,284,000
Oil and gas sales, net of
 production costs                          (1,265,000)    (272,000)    (321,000)
Net change in prices, net of production
costs                                       4,230,000     (317,000)    (211,000)
Purchase of reserves in place                  83,000      825,000          -
Sales of reserves in place                    (13,000)    (113,000)     (73,000)
Revisions of quantity estimates             5,305,000     (171,000)    (124,000)
Effect of income tax                       (1,513,000)         -            -
Accretion of discount                         160,000      160,000      228,000
Changes in production rates, timing
and other                                  (1,482,000)    (107,000)    (184,000)
                                           -----------   -----------  ----------
                                          $ 7,109,000  $ 1,604,000   $ 1,599,000
                                           ===========   ===========  ==========

                                                                  SCHEDULE II

                   SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998



                                 Charged To
                                 Beginning    Costs and                Ending
            Description          Balance       Expenses  Deductions    Balance
- ------------------------------- -----------   --------- -----------  -----------
Allowance for Doubtful Accounts
- -------------------------------
December 31, 1998               $  230,000     20,000         -       $ 250,000
                                   =======     =======     =======      =======
December 31, 1999               $  250,000     50,000         -       $ 300,000
                                   =======     =======     =======      =======
December 31, 2000               $  300,000     30,000      300,000    $  30,000
                                   =======     =======     ========     =======





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