Form 10-Q
period 2001-03-31
SPINDLETOP OIL & GAS CO
filed 2001-05-15
CIK 867038

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter ended March 31, 2001                    Commission File No. 0-18774



                            Spindletop Oil & Gas Co.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Texas                                        75-2063001
-------------------------------                   ----------------------
(State  or other jurisdiction                     (IRS Employer or I.D.#)
   of incorporation or organization)



331 Melrose Dr. Suite 102, Richardson, Texas            75080
---------------------------------------------   --------------------------
(Address of principal executive offices)                (Zip Code)


                                  (972)644-2581
------------------------------------------------------------------------------
               Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

             YES   X                                      NO
                 -------                                    -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - $.01 par value                            7,525,804
-----------------------------                    --------------------------
       (Title of Class)                          (Number of shares Outstanding
                                                       on May 11, 2001)

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

                                    FORM 10-Q
                                 March 31, 2001

                                      INDEX

Part I  Financial Information:                                     Page No.
   Item 1.  Financial Statements.

       Consolidated Balance Sheets
         March 31, 2001 (Unaudited) and December 31, 2000..............3

       Consolidated Statements of Income (Loss)(Unaudited)
         Three Months Ended March 31, 2001 and 2000....................5

       Consolidated Statements of Cash Flows (Unaudited)
         Three Months Ended March 31, 2001 and 2000....................6

       Notes to Consolidated Financial Statements......................7

   Item 2.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations.............................8

Part II Other Information:
       Item 6.  Exhibits and Reports on Form 8-K.......................9

Part I Financial information
Item 1. Financial statements


                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                            March 31                December 31
                                         -------------------    ----------------
                                             2001                     2000
                                         -------------------    ----------------
                                           (Unaudited)
                Assets
Current Assets
 Cash                                      $   2,131,000          $   1,585,000
 Accounts receivable                             138,000                340,000
 Accounts receivable, related parties              8,000                  8,000
                                             -----------              ----------
      Total Current Assets                     2,277,000              1,933,000
                                             -----------              ----------

Property and Equipment - at cost
 Oil and gas properties (full cost method)     3,203,000              3,202,000
 Rental equipment                                405,000                405,000
 Gas gathering systems                           145,000                145,000
 Other property and equipment                     44,000                 53,000
                                              ----------              ---------
                                               3,797,000              3,805,000
Accumulated depreciation and amortization     (2,876,000)            (2,829,000)
                                              -----------            -----------
                                                 921,000                976,000
                                               ---------               ---------


Total Assets                                $  3,198,000          $   2,909,000
                                               =========              ==========



See accompanying notes to financial statements.

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                             March 31,              December 31,
                                          ------------              ------------
                                               2001                     2000
                                          ------------              ------------
                                          (Unaudited)

        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Accounts payable and accrued
  liabilities                                 $  537,000          $     472,000
 Notes payable                                    92,000                 92,000
 Income tax payable                              140,000                 60,000
 Tax savings benefit payable                      97,000                 97,000
                                                 -------               --------
     Total Current Liabilities                   866,000                721,000
                                                 -------               --------

Notes payable-related party                      253,000                246,000

Deferred income tax payable                       94,000                 94,000


Shareholders' Equity
 Common stock, $.01 par value;
  100,000,000 shares authorized; 7,525,804
  issued (7,525,804 at December 31, 2000)         75,000                 75,000
 Additional paid-in capital                      733,000                733,000
 Retained earnings                             1,177,000              1,040,000
                                               ---------             ----------
                                               1,985,000              1,848,000
                                               ---------             ----------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $  3,198,000          $   2,909,000
                                               =========             ==========


See accompanying notes to financial statements.

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                -----------------------------
                                                    2001                2000
                                                ------------      -----------
Revenues
 Oil and gas revenues                     $     528,000          $     241,000
 Revenue from lease operations                    5,000                 42,000
 Gas gathering, compression and
   equipment rental                              72,000                 38,000
 Interest Income                                 15,000                  4,000
 Other                                           15,000                  5,000
                                                -------                -------
                                                635,000                330,000
                                                -------                -------
Expenses
 Pipeline and rental operations                   8,000                 12,000
 Lease operations                               271,000                174,000
 Depreciation and  amortization                  56,000                 51,000
 General and administrative                      76,000                 32,000
 Interest expense                                 7,000                    -
                                                -------                -------
                                                418,000                269,000
                                              ---------               --------

Net Income before tax                           217,000                 61,000

Income tax expense                               80,000                    -
                                                -------               --------

Net income                                 $    137,000           $     61,000
                                           ============           ============

Net Income Per Share of Common Stock       $        .02           $        .01
                                             ==========             ==========
Weighted average shares outstanding           7,525,804              7,525,804
                                             ==========             ==========


See accompanying notes to financial statements.

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Three Months Ended
                                                              March 31,
                                                       -----------------------
                                                        2001              2000
                                                       -------          ------
Cash Flows from Operating Activities
 Net Income (Loss)                              $      137,000      $    61,000
  Reconciliation of net income to
   net cash provided by operating
   activities:
  Depreciation and amortization                         56,000           51,000
  Amortization of note discount                          7,000              -
  (Increase) decrease in accounts receivable           202,000           54,000
  Increase (decrease) in tax payable                    80,000               -
  Increase (decrease) in accounts payable               65,000          112,000
                                                      --------          -------
Net cash provided (used) by operating activities       547,000          278,000
                                                      --------          -------

Cash Flows from Investing Activities
 Capitalized acquisition, exploration
  and development costs                                (1,000)              -
         Purchase of property and equipment               -                 -
                                                       -------         --------
Net cash used by investing activities                  (1,000)              -
                                                       -------         --------

Cash Flows from Financing Activities                      -                 -

Net cash provided (used) by financing activities          -                 -
                                                      --------         --------
Increase (decrease) in cash                            546,000          278,000
Cash at beginning of period                          1,585,000          284,000
                                                    ----------         --------
Cash at end of period                           $    2,131,000       $  562,000
                                                    ==========         ========

See accompanying notes to financial statements.

                    Spindletop Oil & Gas Co. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Note 1. Basis of Presentation

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this form 10-Q may wish to refer to the Company's Form 10-K for the year ended December 31, 2000 for further information.

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

                    Spindletop Oil & Gas Co. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


Item 2.         Management's Discussion and Analysis
                         of Financial Condition and Results of Operation

Results of Operations

2001 Compared to 2000

Oil and gas revenues increased for the three months ended March 31, 2001 due primarily to an increase in gas prices.

Lease operating expenses increased in 2001 because the Company has been working on existing wells to increase production in order to take advantage of higher gas prices.

General and administrative expenses increased primarily due to the hiring of additional staff.

2000 Compared to 1999

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

                    Spindletop Oil & Gas Co. and Subsidiaries
                                 March 31, 2001




Part II Other Information

       Item 6.  Exhibits and Reports on Form 8-K

       (a)  Exhibits - None

       (b)  Reports on Form 8-K - None

                                    Signature




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                       SPINDLETOP OIL & GAS CO.
                                                             (Registrant)


DATE:  May 14, 2001                             By:/s/ Chris Mazzini
                                                       ---------------------
                                                       Chris Mazzini
                                                       President


DATE:  May 14, 2001                             By:/s/ Michelle Mazzini
                                                       ---------------------
                                                       Michelle Mazzini
                                                       Vice President and
                                                       Secretary