Form 10-Q
period 2001-06-30
SPINDLETOP OIL & GAS CO
filed 2001-08-14
CIK 867038

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter ended June 30, 2001

                           Commission file No. 0-18774


                            SPINDLETOP OIL & GAS CO.
             (Exact name of registrant as specified in its charter)


                    TEXAS                                75-2063001
(State or other jurisdiction of incorporation      (IRS Employer or I.D.#)
              or organization)


  331 MELROSE, SUITE 102, RICHARDSON, TEXAS               75080
  (Address of principal executive offices)              (Zip Code)


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

                  Yes   X          No
                     -------         -------





Common Stock - $.01 par value                              7,525,804
-----------------------------                   --------------------------------
      (Title of Class)                           (Number of shares outstanding
                                                        on August 14, 2001)

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES



                                    FORM 10-Q
                                  June 30, 2001


                                      INDEX


PART I Financial Information:                                       Page No.

  Item 1.  Financial Statements

    Consolidated Balance Sheets
      June 30, 2001 (Unaudited) and December 31, 2000......................3

    Consolidated Statements of Income (Unaudited)
      Six Months and Three Months ended June 30, 2001 and 2000.............5

    Consolidated Statements of Cash Flows (Unaudited)
      Six Months Ended June 30, 2001 and 2000..............................6

    Notes to Consolidated Financial Statements.............................7

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations................ ..........8



PART II       Other Information

Part 1.       Financial Information
Item 1.       Financial Statements

                SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

               ASSETS                              June 30         December 31,
                                                     2001              2000
                                               ------------       ------------
                                                (Unaudited)

CURRENT ASSETS
Cash                                            $ 2,156,000        $ 1,585,000
Accounts receivable                                 430,000            340,000
Accounts receivable, related parties                     -               8,000
Shareholder loans                                        -                  -
Inventory                                                -                  -
                                               ------------       ------------
 Total Current Assets                             2,586,000          1,933,000
                                               ------------       ------------

PROPERTY & EQUIPMENT - at cost
Oil and gas properties (full cost method)         3,195,000          3,202,000
Rental equipment                                    397,000            405,000
Gas gathering system                                145,000            145,000
Other property and equipment                         52,000             53,000
                                               ------------       ------------
                                                  3,789,000          3,805,000
Accumulated depreciation and amortization        (2,911,000)        (2,829,000)
                                               ------------       ------------
Total Property and Equipment                        878,000            976,000
                                               ------------       ------------

Other Assets, net of accumulated
amortization of $101,000 at June 30,2001
and December 31, 2000 respectively                     -                  -
                                               ------------       ------------
Total Assets                                    $ 3,464,000        $ 2,909,000
                                               ============       ============

         See the accompanying notes to the financial statements

                SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

  LIABILITIES AND SHAREHOLDERS' EQUITY           June 30           December 31,
                                                  2001                 2000
                                               ------------       ------------
                                               (Unaudited)

CURRENT LIABILITIES
Accounts payable and accrued liabilities          $ 334,000          $ 472,000
Notes payable, related party                             -              92,000
Income tax payable                                   40,000             60,000
Tax savings benefit                                  97,000             97,000
                                               ------------       ------------
  Total Current Liabilities                         471,000            721,000
                                               ------------       ------------

NOTES PAYABLE, RELATED PARTY                        235,000            246,000

DEFERRED INCOME TAXES PAYABLE                        94,000             94,000

SHAREHOLDERS' EQUITY
Common Stock, $.01 par value, 100,000,000
shares  authorized; 7,525,804 issued at
June 30, 2001 and December 31, 2000,
respectively                                         75,000             75,000
Additional paid-in capital                          733,000            733,000
Retained earnings                                 1,856,000          1,040,000
                                               ------------       ------------
                                                  2,664,000          1,848,000
                                               ------------       ------------
Total Liabilities and Shareholders' Equity      $ 3,464,000        $ 2,909,000
                                               ============       ============


         See the accompanying notes to the financial statements

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATION
                                   (Unaudited)

                                 Six Months Ended        Three Months Ended
                            -------------------------  -----------------------
                              June 30      June 30      June 30      June 30
                                2001         2000         2001         2000
                            -----------  -----------  -----------  -----------

REVENUES
Oil and gas revenues        $ 1,461,000  $   576,000  $   933,000  $   335,000
Revenue from lease               14,000      100,000        9,000       58,000
operations
Gas gathering, compression      140,000       57,000       68,000       19,000
and equipment rental
Interest Income                  42,000       10,000       27,000        6,000
Other                            64,000       11,000       49,000        6,000
                            -----------  -----------  -----------  -----------
Total Revenues                1,721,000      754,000    1,086,000      424,000
                            -----------  -----------  -----------  -----------

EXPENSES
Pipeline and rental              17,000       16,000        9,000        4,000
operations
Lease operations                499,000      310,000      228,000      136,000
Depreciation and                 93,000      102,000       37,000       51,000
amortization
General and administrative      200,000      151,000      124,000      119,000
Interest expense                 16,000           -         9,000           -
                            -----------  -----------  -----------  -----------
    Total Expenses              825,000      579,000      407,000      310,000
                            -----------  -----------  -----------  -----------
Net Income before tax           896,000      175,000      679,000      114,000
                            -----------  -----------  -----------  -----------

Income Tax Expense               80,000           -            -            -
                            -----------  -----------  -----------  -----------

Net Income                    $ 816,000    $ 175,000    $ 679,000    $ 114,000
                            ===========  ===========  ===========  ===========

Net Income (Loss)
Per Share of Common Stock       $ 0.11       $ 0.02       $ 0.09       $ 0.01
                            ===========  ===========  ===========  ===========

Weighted Average
Shares Outstanding            7,525,804    7,525,804    7,525,804    7,525,804
                            ===========  ===========  ===========  ===========


    See the accompanying notes to the financial statements

                  SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                        Six Months Ended
                                                            June 30,
                                                ------------------------------
                                                    2001              2000
                                                -----------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                               $   816,000       $    175,000
Reconciliation of net income to net cash
provided by operating activities
Depreciation and amortization                        92,500            102,000
(Incr) Decr in accounts receivable                  (90,000)           172,000
(Incr) Decr in acct receivable, related party         8,000                 -
Incr (Decr) in accounts payable                    (138,000)                -
Incr (Decr) in income tax payable                   (20,000)                -
Amortization of Note Discount                        16,254             45,000
                                               -------------      ------------

Net Cash Provided (Used) by
Operating Activities                                684,754            494,000
                                               ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized acquisition, exploration and              5,500            (29,000)
development costs
                                               ------------       ------------
Net cash used by investing activities                 5,500            (29,000)
                                               ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Reduction of Notes Payable to Related Party        (119,254)                -
                                               -------------      ------------
Net cash provided (used) by financing activities   (119,254)                -
                                               -------------      ------------
Increase (decrease) in cash                         571,000            465,000

Cash at beginning of period                       1,585,000            284,000
                                               -------------       -----------
Cash at end of period                           $ 2,156,000          $ 749,000
                                               =============       ===========


             See the accompanying notes to the financial statements

                   SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



Note 1:       Basis of Presentation

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS

Six months ended June 30, 2001 compared to Six months ended June 30, 2000

Oil and gas revenues for the six months ended June 30, 2001 is reported as $1,461,000, an $885,000 increase over the same period in 2000. The increase in revenue is the result of a combination of increased production and increased average gas prices between the two periods. The average gas price for the first six months of 2001 was $5.32 per mcf compared to $3.12 per mcf for the same period in 2000. Production was also increased due to a concentrated effort by the company to increase its utilization of workover rigs to increase production from certain low volume wells and by putting some wells on line that had been shut in.

As a result of the increased workover activity, lease-operating expenses increased by $189,000 over the same period in 2000.

Gas gathering and compression fee income increased by $83,000, due to a combination of increased production that resulted from the workover activity, as well as the addition of a contract with a major purchaser. In this transaction, the company now transports 100% of the gas from certain operated properties, charges a fee on an mcf basis, collects and distributes the revenue from the sales.

Revenue from lease operations decreased by $86,000. This decrease is due substantially to a change in the company's method of accounting for overhead charges billed to the joint accounts where the company is the operator of the properties. In prior periods, the company recorded the revenue from the charges to the joint account, and charged lease-operating expenses with its proportionate share of the overhead charges. The company no longer records its proportionate share of the overhead income and related lease operating expense, but records as income the charges to the non-operating interests.

General and administrative expenses increased due to a small increase in the number of employed staff, as well as the incurance of a one-time charge for moving the location of its administrative offices during the second quarter of 2001.

Depreciation expenses are declining, due to the fact that most of the company's depreciable assets have been fully depreciated.

Three months ended June 30, 2001 compared to Three months ended June 30, 2000

The reported increase in revenue for oil and gas sales is $598,000. The company changed its accounting software effective January 1, 2001. In the conversion from the old to the new accounting system, March revenues did not get posted until April, thus causing four months of revenue to be reported in the second quarter, while the first quarter had only 2 months of revenue reported. The actual oil and gas revenue for the second quarter of 2001 was $707,000, an actual increase of $372,000, because revenue for the first quarter of 2001 was understated by $226,000.

The increase in oil and gas revenue of $372,000 is the result of a combination of increased production and increased average gas prices between the two periods. During the last part of 2000 and on into the first part of 2001, the company increased its workover expenses, increasing the production from certain low volume wells and by putting some wells on line that had been shut in.

As a result of the increased workover activity, lease operating expenses increased by $92,000 over the same period in 2000.

Gas gathering and compression fee income increased by $49,000, due to a combination of increased production that resulted from the workover activity, as well as the addition of a contract with a major purchaser. In this transaction, the company now transports 100% of the gas from certain operated properties, charges a fee on an mcf basis, collects and distributes the revenue from the sales.

Revenue from lease operations decreased by $49,000. This decrease is due substantially to a change in the company's method of accounting for overhead charges billed to the joint accounts where the company is the operator of the properties. In prior periods, the company recorded the revenue from the charges to the joint account, and charged lease operating expenses with its proportionate share of the overhead charges. The company no longer records its proportionate share of the overhead income and related lease operating expense, but records as income the charges to the non-operating interests.


FINANCIAL CONDITION AND LIQUIDITY

The Company's operating capital needs, as well as its capital spending program are generally funded from cash flow generated by operations. Because future cash flow is subject to a number of variables, such as the level of production and the sale price of oil and natural gas, the Company can provide no assurance that its operations will provide cash sufficient to maintain current levels of capital spending. Accordingly, the Company may be required to seek additional financing from third parties in order to fund its exploration and development programs.



Part II   Other Information

None

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SPINDLETOP OIL & GAS CO.
                                             (Registrant)



DATE:    August 14, 2001                By: /s/ Chris G. Mazzini
                                            ----------------------------------
                                                Chris G. Mazzini
                                                President




DATE:    August 14, 2001                By: /s/ Michelle H. Mazzini
                                            ----------------------------------
                                                Michelle H. Mazzini
                                                Secretary