Form 10-Q
period 2001-09-30
SPINDLETOP OIL & GAS CO
filed 2001-11-15
CIK 867038

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter ended September 30, 2001

                           Commission file No. 0-18774


                            SPINDLETOP OIL & GAS CO.
             (Exact name of registrant as specified in its charter)


                       TEXAS                                  75-2063001
 (State or other jurisdiction of incorporation           (IRS Employer or I.D.#)
                 or organization)


   311 MELROSE, SUITE 102, RICHARDSON, TEXAS                     75080
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

                 Yes___X___                          No______





Common Stock - $.01 par value                         7,525,804
      (Title of Class)                      (Number of shares outstanding
                                                on November 14, 2001)

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES



                                    FORM 10-Q
                               September 30, 2001


                                      INDEX


PART I Financial Information:                                        Page No.

  Item 1.  Financial Statements

    Consolidated Balance Sheets
      September 30, 2001 (Unaudited) and December 31, 2000.................3

    Consolidated Statements of Income (Unaudited)
      Nine Months and Three Months ended September 30, 2001 and 2000.......5

    Consolidated Statements of Cash Flows (Unaudited)
      Nine Months Ended September 30, 2001 and 2000........................6

    Notes to Consolidated Financial Statements.............................7

  Item 2.  Management's Discussion and Analysis of Financial

    Condition and Results of Operations....................................8



PART II       Other Information

Part 1.       Financial Information
Item 1.       Financial Statements



                SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                                              September 30,      December 31,
                                                  2001               2000
                                            ---------------   ---------------
                                               (Unaudited)
                ASSETS

Current Assets
  Cash                                      $    2,312,000    $    1,585,000
  Accounts receivable                              252,000           340,000
  Accounts receivable, related parties                 -               8,000
                                            ---------------   ---------------
    Total Current Assets                         2,564,000         1,933,000
                                            ---------------   ---------------

Property and Equipment - at cost
  Oil and gas properties (full cost method)      3,224,000         3,202,000
  Rental equipment                                 397,000           405,000
  Gas gathering system                             145,000           145,000
  Other property and equipment                      82,000            53,000
                                            ---------------   ---------------
                                                 3,848,000         3,805,000
Accumulated depreciation and amortization       (2,957,000)       (2,829,000)
                                            ---------------   ---------------
    Total Property and Equipment                   891,000           976,000
                                            ---------------   ---------------

Other Assets, net of accumulated
 amortization of $101,000 at September 30,
 2001 and December 31, 2000 respectively               -
                                            ---------------   ---------------
Total Assets                                $    3,455,000    $    2,909,000
                                            ===============   ===============



         See the accompanying notes to the financial statements

                SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                                             September 30,      December 31,
                                                  2001               2000
                                            ---------------   ---------------
                                               (Unaudited)
   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued liabilities  $      295,000    $      472,000
  Notes payable, related party                      85,000            92,000
  Income tax payable                               111,000            60,000
  Tax savings benefit                               97,000            97,000
                                            ---------------   ---------------
    Total Current Liabilities                      588,000           721,000
                                            ---------------   ---------------

Notes Payable, Related Party                       129,000           246,000

Deferred Income Tax Payable                         94,000            94,000

Shareholders' Equity
  Common Stock, $.01 par value, 100,000,000
  shares authorized; 7,525,804 issued at
  September 30, 2001 and December 31, 2000,
  respectively                                      75,000            75,000
Additional paid-in capital                         733,000           733,000
Retained earnings                                1,836,000         1,040,000
                                            ---------------   ---------------
                                                 2,644,000         1,848,000
                                            ---------------   ---------------
Total Liabilities and Shareholders' Equity  $    3,455,000    $    2,909,000
                                            ===============   ===============



         See the accompanying notes to the financial statements

                   SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATION
                                   (Unaudited)

                                   Nine Months Ended     Three Months Ended
                                     September 30           September 30
                                ----------------------- -----------------------
                                    2001        2000        2001        2000
                                ----------- ----------- ----------- -----------

Revenues
  Oil and gas revenues          $1,901,000  $1,042,000  $  440,000  $  466,000
  Revenue from lease                23,000     135,000       9,000      35,000
   operations
  Gas gathering, compression       183,000     102,000      43,000      45,000
   and equipment rental
  Interest Income                   65,000      21,000      23,000      11,000
  Other                             76,000      44,000      12,000      33,000
                                ----------- ----------- ----------- -----------
    Total Revenues               2,248,000   1,344,000     527,000     590,000
                                ----------- ----------- ----------- -----------

Expenses
  Pipeline and rental               29,000      22,000      12,000       6,000
   operations
  Lease operations                 710,000     472,000     211,000     162,000
  Depreciation and                 141,000     150,000      48,000      48,000
   amortization
  General and administrative       303,000     223,000     103,000      72,000
  Interest expense                  26,000         -        10,000          -
                                ----------- ----------- ----------- -----------
    Total Expenses               1,209,000     867,000     384,000     288,000
                                ----------- ----------- ----------- -----------
Net Income before tax            1,039,000     477,000     143,000     302,000
                                ----------- ----------- ----------- -----------
Income Tax Expense                 243,000         -       163,000         -
                                ----------- ----------- ----------- -----------
Net Income                      $  796,000  $  477,000  $  (20,000) $  302,000
                                =========== =========== =========== ===========

Net Income (Loss) Per Share
 of Commmon Stock               $     0.11  $     0.06  $       -   $     0.04
                                =========== =========== =========== ===========

Weighted Average
 Shares Outstanding              7,525,804   7,525,804   7,525,804   7,525,804
                                =========== =========== =========== ===========



             See the accompanying notes to the financial statements

                  SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unauditied)

                                                   Nine Months Ended
                                                      September 30,
                                             ---------------   ---------------
                                                   2001              2000
                                             ---------------   ---------------
Cash Flows from Operating Activities
  Net Income (Loss)                          $      796,000    $      477,000
   Reconciliation of net income to net cash
   provided by operating activities
   Depreciation and amortization                    141,000           152,000
  (Incr) Decr in accounts receivable                 88,000           112,000
  (Incr) Decr in acct receivable, related Party       8,000               -
  Incr (Decr) in accounts payable                  (177,000)           78,000
  Incr (Decr) in income tax payable                  51,000               -
  Amortization of Note Discount                     (38,600)              -
                                             ---------------   ---------------
Net cash provided (used) by
 operating activities                               868,400           819,000
                                             ---------------   ---------------

Cash Flows from Investing Activities
  Capitalized acquisition, exploration and
   development costs                                (56,000)          (36,000)
                                             ---------------   ---------------
Net cash used by investing activities               (56,000)          (36,000)
                                             ---------------   ---------------

Cash Flows from Financing Activities
  Reduction of Notes Payable to Related Party       (85,400)               -
                                             ---------------   ---------------

Net cash provided (used) by
 financing activities                               (85,400)               -
                                             ---------------   ---------------
Increase (decrease) in cash                         727,000           783,000

Cash at beginning of period                       1,585,000           284,000
                                             ---------------   ---------------
Cash at end of period                        $    2,312,000    $    1,067,000
                                             ===============   ===============




            See the accompanying notes to the financial statements

                  SPINDLETOP OIL & GAS COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Nine months ended September 30, 2001 compared to Nine months ended September 30, 2000

Oil and gas revenues for the nine months ended September 30, 2001 are reported as $1,901,000, an $859,000 increase over the same period in 2000. The increase in revenue is the result of a combination of increased production and increased average gas prices between the two periods. The average gas price for the first nine months of 2001 was $4.48 per mcf compared to $3.59 per mcf for the same period in 2000. Production was also increased due to a concentrated effort by the Company to increase its utilization of work-over rigs during the first half of 2001 to increase production from certain low volume wells and by putting some wells on line that had been shut in.

As a result of the increased work-over activity, lease-operating expenses increased by $238,000 over the same period in 2000.

Gas gathering and compression fee income increased by $81,000, due to a combination of increased production that resulted from the work-over activity, as well as the addition of a contract with a major purchaser. In this transaction, the company now transports 100% of the gas from certain operated properties, charges a fee on an mcf basis, collects and distributes the revenue from the sales.

Revenue from lease operations decreased by $112,000. This decrease is substantially due to a change in the Company's method of accounting for overhead charges billed to the joint accounts where the Company is the operator of the properties. In prior periods, the Company recorded the revenue from the charges to the joint account, and charged lease-operating expenses with its proportionate share of the overhead charges. The Company no longer records its proportionate share of the overhead income and related lease operating expense, but records as income the charges to the non-operating interests.

General and administrative expenses increased due to a small increase in the number of employed staff, as well as the incurring of a one-time charge for moving the location of its administrative offices during the second quarter of 2001.

Depreciation expenses are declining, due to the fact that most of the Company's depreciable assets have been fully depreciated.

Three months ended September 30, 2001 compared to Three months ended September 30, 2000


Oil and gas revenues for the three months ended September 30, 2001 are reported as $441,000, a decrease of $26,000 over the same period in 2000. This decrease in revenue is the result of a decrease in the average gas prices between the two periods. The average gas price for the three months ended September 30, 2001 was $2.78 per mcf compared to $4.53 per mcf for the same period in 2000. During 2000, natural gas prices in general rose throughout the year to over $8.00 per mcf. In 2001, the trend reversed, and the prices for natural gas have decreased to under $3.00 per mcf by the end of September, 2001. As a result, the gas prices during the second half of 2000 were significantly higher than prices that will be realized during the second half of 2001, causing second half revenues to be lower this year as the result of the price variance.

As a result of increased work-over activity in 2001, lease operating expenses increased by $49,000 over the same period in 2000.

Gas gathering and compression fee income decreased slightly by $2,000.

Revenue from lease operations decreased by $26,000. This decrease is substantially due to a change in the Company's method of accounting for overhead charges billed to the joint accounts where the Company is the operator of the properties. In prior periods, the Company recorded the revenue from the charges to the joint account, and charged lease-operating expense with its proportionate share of the overhead charges. The Company no longer records its proportionate share of the overhead income and related lease operating expense, but records as income the charges to the non-operating interests.
Financial Condition and Liquidity

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


                                           SPINDLETOP OIL & GAS CO.
                                                (Registrant)



DATE: November 14, 2001                    By:/s/ Chris G. Mazzini
                                                  Chris G. Mazzini
                                                  President




DATE: November 14, 2001                    By:/s/ Michelle H. Mazzini
                                                  Michelle H. Mazzini
                                                  Secretary