Form 10-K
period 2001-12-31
SPINDLETOP OIL & GAS CO
filed 2002-04-01
CIK 867038

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                           Commission File No. 0-18774


                            SPINDLETOP OIL & GAS CO.
             (Exact name of registrant as specified in its charter)


                 Texas                                         75-2063001
      (State or other jurisdiction                       (IRS Employer or ID #)
    of incorporation or organization)

 331 Melrose, Suite 102, Richardson, TX                           75080
(Address of principal executive offices)                        (Zip Code)


                                 (972) 644-2581
                (Company's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock par value $0.01 per share
                                (Title of Class)


     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.

                  YES   X                           NO


As of March 31, 2002, 7,525,804 shares of the Company's common stock were issued and outstanding, and the aggregate market value of the voting stock held by non-affiliates of the company as of that date is not determinable since no significant public trading market has been established for the Company's common stock.

                                     PART I

Item 1. Description of Business

(a) General Business Development
    ----------------------------

Spindletop Oil & Gas Co. is engaged in the exploration, development and production of oil and natural gas; the rental of oilfield equipment; and through one of its subsidiaries, the gathering and marketing of natural gas. The term "Company" is used herein to refer to Spindletop Oil & Gas Co. and its wholly owned subsidiaries, Prairie Pipeline Co. ("PPL") and Spindletop Drilling Company ("SDC").

The net crude oil and gas reserves of the Company as of December 31, 2001, were 42,970 barrels of oil and condensate and 6,409,520 MCF (thousand cubic feet) of natural gas. The Company owns rental equipment, including natural gas compressors, pumping units, natural gas dehydrators and other various pieces of oilfield production equipment. In addition, the Company, through PPL, owns approximately 26.1 miles of pipelines located in Texas, which are used for the gathering of natural gas. The Company's principal executive offices are located at 331 Melrose, Suite 102, Richardson, Texas. The telephone number is (972) 644-2581.

                                   BACKGROUND

The Company is a Texas Corporation. The Company was previously known as Prairie States Energy Co. ("PSE"). On July 13, 1990, Spindletop Oil & Gas Co., a Utah Corporation, ("SOG UTAH") merged into PSE, and the name of PSE was changed to Spindletop Oil & Gas Co., the Company herein.

The Company was originally incorporated in Colorado as Mid-America Drilling & Exploration, Inc., on August 9, 1978 as a wholly owned subsidiary of Mid-America Petroleum, Inc.("MAP"). The principal business of the Company at that time was contract drilling of oil and gas wells. The initial public offering of the Company occurred by prospectus dated December 13, 1979. In January 1981, the shares of the Company owned by MAP were distributed as a dividend to the shareholders of MAP. The Company's name was changed to Prairie States Exploration, Inc. on March 15, 1983. Prairie States Exploration, Inc. became insolvent in late 1983, and filed for protection under Chapter 11 of the Bankruptcy Code on December 14, 1983.

Prairie States Exploration, Inc. was successfully reorganized under Chapter 11 of the Bankruptcy Code, and the Bankruptcy Court approved the plan of reorganization on September 9, 1985. Pursuant to the Plan, the Company merged into a wholly owned subsidiary, Prairie States Energy Co., a Texas Corporation. The Plan of Reorganization was proposed and funded by Paul E. Cash.

Since the reorganization, the Company has engaged in the general oil and gas business, including exploration, development, and production of oil and gas, the rental of oilfield production equipment and the ownership and construction and operation of pipelines for the gathering and marketing of natural gas. SOG Utah was incorporated on August 15, 1975 as Main Street Equities, Inc., a Utah corporation. SOG Utah sold 5,000,000 shares of common stock in a public offering in 1976. Until 1981, the business of the company consisted of minor real estate operations. In October 1981 the name was changed to Aledo Oil and Gas Company, and in January 1983 the name was changed to Spindletop Oil & Gas Co.

The name "Spindletop" has been used by Paul E. Cash since 1975 in conjunction with several previous oil and gas businesses in which he was engaged.

On July 13, 1990, SOG Utah was merged into PSE, and the name of the surviving company was changed to Spindletop Oil & Gas Co., a Texas corporation. In the merger, each shareholder of PSE received one-half share of the common stock of the surviving company, the Company, for each share of PSE owned prior to the merger. Each shareholder of SOG Utah received one and one-half shares of the common stock of the surviving company, for each share of SOG Utah owned prior to the merger. After the merger, the Company had 44,922,564 shares of common stock outstanding, 32,255,195 of which were owned by the shareholders of PSE and 12,667,369 by shareholders of SOG Utah. Shares issued to the former shareholders of SOG Utah have not been registered with the Securities and Exchange Commission but according to Rule 144-K these shares would automatically become free trading three years from date of issuance. The Company's management believes that all shares issued to the former shareholders of SOG Utah are now free trading in accordance with Rule 144-K. On January 31, 1997, the Company effected a one for six reverse stock split. The Company reduced the authorized common shares from 150,000,000 to 100,000,000 and increased the par value from $.001 to $.01 per share.

Pursuant to a Stock Purchase Agreement dated December 1, 1999 between Paul E. Cash ("Mr. Cash") and Giant Energy Corp., ("Giant") a Texas Corporation, on December 1, 1999, Giant purchased controlling interest in Spindletop Oil & Gas Co.

Giant purchased 5,860,889 shares of the Registrant's outstanding Common Stock from Mr. Cash. After the transaction, Giant Energy owns 77.88 percent of the Registrant's 7,525,804 shares of outstanding Common Stock. Giant Energy acquired the above shares for $490,000 cash. Chris Mazzini, President and Chairman of the Board of the Registrant, is sole owner of Giant.

Prior to the Stock Purchase Agreement, control of the Registrant was held by Mr. Cash, who owned 81.98 percent of the Registrant's outstanding Common Stock. Prior to the transaction Mr. Cash was President and Chairman of the Board of the Registrant. After the transaction, Mr. Cash resigned as President and Chairman of the Board of the Registrant, but he has remained a director of Registrant and Mr. Mazzini assumed the role of President and Chairman of the Board of the Registrant.

On December 1, 1999, Registrant acquired oil and gas properties and equipment from Mr. Cash and Double River Investment Co. (owned 100% by Mr. Cash) for a total purchase price of $460,885.

                                PLAN OF OPERATION

The Company's long-term strategy is to build an oil and gas production company through a strategic combination of selected property acquisitions and an exploration program. Additionally, the Company will continue to rework existing wells in an attempt to increase production and reserves.

The Company will continue to generate and evaluate prospects using its own staff. The Company intends to fund operations primarily from cash flow generated by operations. The Company's primary area of operation has been and will continue to be in Texas with an emphasis in the geological provinces known as the Ft. Worth Basin in Texas.

The Company will attempt to expand its pipeline system. Expansion will be dependent upon success in its exploration programs, since the majority of its existing pipelines are connected to wells that the Company operates. In addition, the oilfield rental equipment and compression business will be expanded as needed, but this segment also depends upon the success of the exploration and development program.


(b)   Financial information relating to Industry Segments
      ---------------------------------------------------
The Company has two identifiable business segments: exploration, development and production of oil and natural gas, and gas gathering and oil field equipment rental. Footnote 14 to the Consolidated Financial Statements filed herein sets forth the relevant information regarding revenues, income from operations and identifiable assets for these segments.


(c)   Narrative Description of Business
      ---------------------------------
The Company and SDC are engaged in the exploration, development and production of oil and natural gas, and the rental of oil and gas production equipment. PPL is engaged in the gathering and marketing of natural gas.


(i)  Principal Products, Distribution and Availability
     -------------------------------------------------
The principal products marketed by the Company are crude oil and natural gas which are sold to major oil and gas companies, brokers, pipelines and distributors, and oil and gas properties which are acquired and sold to oil and gas development entities. Reserves of oil and gas are depleted upon extraction, and the Company is in competition with other entities for the discovery of new prospects.

The Company is also engaged in the gathering and marketing of natural gas through its subsidiary PPL. The Company owns 26.1 miles of pipelines and currently gathers approximately 496 MCF of gas per day. Gas is gathered for a fee. Substantially all of the gas gathered by the Company is gas produced from wells that the Company operates and in which it owns a working interest.

The Company is also engaged in the business of rental of oilfield production equipment. The equipment is comprised of pumping units, compressors, gas dehydrators and related production equipment. Substantially all of such equipment is located on wells that the Company operates and in which it owns a working interest.

(ii) Patents, Licenses and Franchises
     --------------------------------
Oil and gas leases of the Company are obtained from the owner of the mineral estate. The leases are generally for a primary term of 1 to 5 years, and in some instances as long as 10 years, with the provision that such leases shall be extended into a secondary term and will continue during such secondary term as long as oil and gas are produced in commercial quantities or other operations are conducted on such leases as provided by the terms of the leases. It is generally required that a delay rental be paid on an annual basis during the primary term of the lease unless the lease is producing. Delay rentals are normally $1.00 to $5.00 per net mineral acre.

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


(iii) Seasonality
      -----------
The Company's oil and gas activities generally are conducted on a year round basis with only minor interruptions caused by weather.


(iv) Working Capital Items
     ---------------------
The Company finances the majority of its operations, including the purchase of oil and gas leases, the development of wells, the construction of pipelines and acquisition of oil field rental equipment from its internal working capital as well as some borrowings.


(v) Dependence on Customers
    -----------------------
The following is a summary of significant purchasers of the oil and natural gas produced by the Company for the three-year period ended December 31, 2001:

                                              Year Ended December 31, (1)
                                           --------------------------------
            Purchaser                      2001          2000         1999
----------------------------------       --------      --------      --------
TXU Processing / Cantera Resources          32%           23%          15%
Mitchell Marketing Co.                      41%           24%          23%

              (1)  Percent of Total Oil & Gas Sales


Gas is sold to numerous gas purchasers (such as Mitchell Gas Services, L.P., Cantera Resources, Reliant Energy and Duke Energy Field Services) under market sensitive, short-term contracts computed on a month to month basis. The Company currently has no hedged contracts.

(vi) Competition
     -----------
Numerous entities and individuals, many of which have far greater financial and other resources than the Company, are active in the exploration for and production of oil and gas. Substantial competition exists for leases, prospects and equipment, all of which are necessary for successful operations. Competition is focused primarily on the discovery of new prospects, which can be developed and made productive.

The market prices received for the Company's products depend on a number of factors beyond the control of the Company, including consumer demand, worldwide availability, transportation facilities, and United States and foreign government regulation of exports, imports, production and prices. Widely fluctuating prices for oil and gas over recent years have had a direct effect on the profitability of the Company's operations.


(vii) Development Activities
      ----------------------
The Company's primary oil and gas prospect acquisition efforts have been in known producing areas in the United States with emphasis devoted to Texas.

The Company intends to use a portion of its available funds to participate in drilling activities. Any drilling activity is performed by independent drilling contractors. The Company does not refine or otherwise process its oil and gas production.

Exploration for oil and gas is normally conducted with the Company acquiring undeveloped oil and gas prospects, and carrying out exploratory drilling on the prospect with the Company retaining a majority interest in the prospect. Interests in the property are sometimes sold to key employees and associated companies at cost. Also, interests may be sold to third parties with the Company retaining an overriding royalty interest, carried working interest, or a reversionary interest.

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

(viii) Environmental Regulation
       ------------------------
The Company's oil and gas exploration and production activities are subject to Federal, State and environmental quality and pollution control laws and regulations. Such regulations restrict emission and discharge of wastes from wells, may require permits for the drilling of wells, prescribe the spacing of wells and rate of production, and require prevention and clean-up of pollution.

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

(ix) Additional Government Regulation
     --------------------------------
In addition to environmental regulations, the production and sale of oil and gas is subject to regulation by Federal, State and local governmental authorities and agencies. Such regulations encompass matters such as the location and spacing of wells, the prevention of waste, the rate of production, the sale price of certain oil and gas, conservation, and safety.


Oil Price Regulation
--------------------
Historically, regulatory policy affecting crude oil pricing was derived from the Emergency Petroleum Allocation Act of 1973, as amended, which provided for mandatory crude oil price controls until June 1, 1979, and discretionary controls through September 30, 1981. On April 5, 1979, President Carter directed the Department of Energy to complete administrative procedures designed to phase out, commencing June 1, 1979, price controls on all domestically produced crude oil by October 1, 1981. However, on January 28, 1981, President Reagan ordered the elimination of remaining federal controls on domestic oil production, effective immediately. Consequently, oil may currently be sold at unregulated prices.

Gas Price Regulation
--------------------
The Natural Gas Act of 1938 ("NGA") regulates the interstate transportation and certain sales for resale of natural gas. The Natural Gas Policy Act of 1978 ("NGPA") regulates the maximum selling prices of certain categories of gas, whether sold in so-called "first sales" in interstate or intrastate commerce. These statutes are administered by the Federal Energy Regulatory Commission ("FERC"). The NGPA established various categories of natural gas and provided for graduated deregulation of price controls for first sales of several categories of natural gas. With certain exceptions, all price deregulation contemplated under the NGPA as originally enacted in 1978 has already taken place. Under current market conditions, deregulated gas prices under new contracts tend to be substantially lower than most regulated price ceilings prescribed by the NGPA.

On July 26, 1989, the Natural Gas Wellhead Decontrol Act of 1989 ("Decontrol Act") was enacted. The Decontrol Act amended the NGPA to remove as of July 27, 1989 both price and non-price controls from natural gas not subject to a first sale contract in effect on July 26, 1989. The Decontrol Act also provided for the phasing out of all price regulation under the NGPA by January 1, 1993.

(x)  Special Tax Provisions
     ----------------------
See footnote 7 to Consolidated Financial Statements

(xi) Employees
     ---------
The Company, on its own account and through a management contract with its parent corporation, employs or contracts for the services of a total of 25 people. Six are full-time employees or contractors. The remainder are part-time contractors or employees.

(d) Financial information about foreign and domestic operations and export sales.

All of the Company's business is conducted domestically, with no export sales.


Item 2. Properties

Oil and Gas Properties
----------------------
The following table sets forth pertinent data with respect to the Company-owned oil and gas properties, all located within the continental United States, as estimated by the Company:

                                                  Year Ended December 31,
                                             -----------------------------------
                                                 2001       2000        1999
                                             ----------- ----------- -----------
Gas and Oil Properties, net (1):

  Proved developed gas reserves-Mcf (2)        5,311,830   2,204,137   1,683,667
  Proved undeveloped gas reserves-Mcf (3)      1,097,690     628,986    227,077
                                             ----------- ----------- -----------
    Total proved gas reserves-Mcf              6,409,520   2,833,123   1,910,744
                                             =========== =========== ===========
  Proved Developed Crude Oil and
    Condensate reserves-Bbls (2)                  42,970      18,971      22,562
  Proved Undeveloped crude oil and
    Condensate reserves-Bbls (3)                     -           -           -
                                             ----------- ----------- -----------
    Total proved crude oil and condensate
      Reserves-Bbls                               42,970      18,971      22,562
                                             =========== =========== ==========

                                                  Year Ended December 31,
                                             -----------------------------------
                                                 2001       2000        1999
                                             ----------- ----------- -----------
Present Value of Estimated Future
  Net Reserves from proved reserves (4)(5)
    Developed                                $ 3,365,450 $ 5,254,000 $ 1,394,000
    Developed and Undeveloped                  3,729,186   7,109,000   1,604,000


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

The Company's working interests in exploration and development wells completed during the years indicated were as follows:

                                                Year Ended December 31,
                                       -----------------------------------------
                                            2001          2000          1999
                                       ------------- ------------- -------------
                                        Gross   Net   Gross   Net   Gross   Net
                                       ------ ------ ------ ------ ------ ------
Exploratory Wells:
  Productive                              -      -      -      -      -      -
  Non-Productive                          -      -      -      -      -      -
                                       ------ ------ ------ ------ ------ ------
      Total                               -      -      -      -      -      -
                                       ------ ------ ------ ------ ------ ------

Development Wells:
  Productive                              -      -      -      -      -      -
  Non-Productive                          -      -      -      -      -      -
                                       ------ ------ ------ ------ ------ ------
      Total                               -      -      -      -      -      -
                                       ------ ------ ------ ------ ------ ------

Total Exploration & Development
Wells:
  Productive                              -      -      -      -      -      -
  Non-Productive                          -      -      -      -      -      -
                                       ------ ------ ------ ------ ------ ------
                                          -      -      -      -      -      -
                                       ====== ====== ====== ====== ====== ======

The following tables set forth additional data with respect to production from Company-owned oil and gas properties, all located within the continental United
States:

                                           For the years ended December 31,
                                    --------------------------------------------
                                      2001     2000     1999     1998     1997
                                    -------- -------- -------- -------- --------
Oil and Gas Production, net:
   Natural Gas (Mcf)                 472,728  479,769  277,834  350,566  357,166
   Crude Oil & Condensate (Bbl)        9,229   10,111    6,986   13,304   14,998

Average Sales Price per Unit
Produced:
   Natural Gas ($/Mcf)               $  4.07  $  3.58  $  2.20  $  1.97  $  2.66
   Crude Oil & Condensate($/Bbl)     $ 25.19  $ 27.37  $ 16.70  $ 11.97  $ 20.29

Average Production Cost per
   Equivalent Barrel (1)(2)          $  9.15  $  8.09  $9.59    $  7.37  $  8.90

(1) Includes severance taxes and ad valorem taxes.

(2) Gas production is converted to equivalent barrels at the rate of six Mcf per barrel, representing relative energy content of natural gas to oil.

The Company owns producing royalties and overriding royalties under properties located in Texas. The revenue from these properties is not significant.

Current Activities - March 31, 2002:
------------------------------------
     Gross Wells in Process of Drilling            -0-
     Net Wells in Process of drilling              -0-
     Waterfloods in Process of Installation-       -0-
     Pressure Maintenance Operations               -0-

The Company is not aware of any major discovery or other favorable or adverse event that is believed to have caused a significant change in the estimated proved reserves since December 31, 2001.

Office Space:
-------------

The Company leases office space as follows:

   Location                     Square Feet          Lease Expires
   ------------------           -----------        -----------------
   Richardson, Texas              3,833            February 28, 2003

Pipelines
---------

The Company owns, through its subsidiary Prairie Pipeline Co., 26.1 miles of natural gas pipelines in Parker, Palo Pinto and Eastland Counties, Texas. These pipelines are steel and polyethylene and range in size from 2 inches to 6 inches. These pipelines primarily gather natural gas from wells operated by the Company and in which the Company owns a working interest, but also for other parties.

The Company normally does not purchase and resell natural gas, but gathers gas for a fee. The fees charged in some cases are subject to regulations by the State of Texas and the Federal Energy Regulatory Commission. Average daily volumes of gas gathered by the pipelines owned by the Company was 496, 697 and 410 MCF per day for 2001, 2000, and 1999 respectively.

Oil Field Production Equipment
------------------------------

The Company owns various natural gas compressors, pumping units, dehydrators and various other pieces of oil field production equipment.

Substantially all of the equipment is located on oil and gas properties operated by the Company and in which it owns a working interest. The rental fees are charged as lease operating fees to each property and each owner.


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

The approximate number of record holders of the Company's Common Stock on March 31, 2002, was 631.

The Company has not paid any dividends since its reorganization and it is not contemplated that it will pay any dividends on its Common Stock in the foreseeable future. There are no financing agreements in place which restrict payment of dividends.

The Registrant currently serves as its own stock transfer agent and registrar.

Item 6.  Selected Financial Data

The selected financial information presented should be read in conjunction with the consolidated financial statements and the related notes thereto.

                                   For the years ended December 31,
                     -----------------------------------------------------------
                        2001        2000        1999        1998        1997
                     ----------- ----------- ----------- ----------- -----------
Total Revenue        $ 2,610,000 $ 2,345,000 $ 1,072,000 $ 1,239,000 $ 1,685,000
Net Income (Loss)        776,000     849,000    (271,000)   (229,000)     83,000
Earnings per Share (1)     $ .10       $ .13      ($ .04)     ($ .03)      $ .01

                                         As of December 31,

Total Assets         $ 3,486,000 $ 2,909,000 $ 1,843,000 $ 1,793,000 $ 2,225,000
Long-Term Debt            55,000      46,000     308,000         -           -

(1) After the 1 for 6 stock split discussed in Note 2 to the Consolidated Financial Statements.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------
The Company's operating capital needs, as well as its capital spending program are generally funded from cash flow generated by operations. Because future cash flow is subject to a number of variables, such as the level of production and the sales price of oil and natural gas, the Company can provide no assurance that its operations will provide cash sufficient to maintain current levels of capital spending. Accordingly, the Company may be required to seek additional financing from third parties in order to fund its exploration and development programs.


Results of Operations:
----------------------

2001 Compared to 2000
---------------------
Oil and gas revenues increased slightly for the year 2001. Although 2001 production ended up slightly less than in 2000, the average price for gas sold was $.49 per mcf higher in 2001. The gas prices decreased throughout the year from a high of over $8.00 per mcf in January, to a low of under $2.00 per mcf in October and December. The higher prices were applied to production in the first part of the year that was slightly higher than production on some wells in the last quarter of the year.

The decrease in revenue from lease operations was substantially due to a change in the company's method of accounting for overhead charges billed to the joint accounts where the company is the operator of the properties. In prior periods, the company recorded the revenue from the charges to the joint account, and charged lease-operating expenses with its proportionate share of the overhead charges. The company no longer records its proportionate share of the overhead income and related lease operating expense, but records as income the charges to the non-operating interests.

Gas gathering and compression fee income increased due to a combination of an increase in gas transported through the Companies pipelines during the year, as well as the addition of a contract with a major purchaser. In this transaction, the Company now transports 100% of the gas from certain operate properties, charges a fee on an mcf basis, collects and distributes the revenue from sales.

Interest income is up due to the Company's policy of investing excess cash funds in higher earning money market accounts as opposed to checking accounts, as well as the higher level of cash balances earning interest in 2001 as compared to 2000.

Lease operating expenses increased due to an increase in work-over activity in the first half of the year as well as a general inflationary increase in the cost of repairs, maintenance, materials and supplies for the year. As oil and gas prices dropped during the year, the cost of drilling and operating properties increased.

General and administrative expenses increased due to several reasons. Approximately $25,000 and $35,000 of the increase was due to an increase in the number of full-time personnel and professional contract employees respectively during the year. In addition, the management fee charged by an affiliated entity represents an increase of approximately $20,000 during the year. The Company's state franchise tax expense increased by $33,000, due to the increase in the Company's taxable income position, which is now positive.

Interest expense increased due to the accelerated amortization of the Note Discount that was caused by a substantial prepayment of principal on the note to a related party.

The current income tax provision increased as a substantial portion of the Company's net operating loss carryforward expired or was used up during 2001, and the Company now needs to provide currently for federal income taxes due on its taxable net income.

2000 Compared to 1999
---------------------
Oil and gas revenues increased in 2000 due to two main factors. One, properties that the Company purchased from Paul E. Cash on December 1, 1999 were in production for the entire year of 2000. This also was the primary reason for the increase in lease operating expenses. The second reason oil and gas revenues increased was due to a dramatic increase in gas prices. An increase in oil prices also contributed to the increase.

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

Certain Factors That Could Affect Future Operations
---------------------------------------------------
Certain information contained in this report, as well as written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, teleconferences or otherwise, may be deemed to be 'forward-looking statements' within the meaning of Section 21E of the Securities Exchange Act of 1934 and are subject to the 'Safe Harbor' provisions of that section.

Forward-looking statements include statements concerning the Company's and management's plans, objectives, goals, strategies and future operations and performance and the assumptions underlying such forward-looking statements. When used in this document, the words "anticipates", "estimates", "expects", "believes", "intends", "plans", and similar expressions are intended to identify such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to these and other factors.


Item 8. Consolidated Financial Statements and Schedules
        Index at page 20.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The accountants for the Company are Farmer, Fuqua & Huff, P.C., formerly Farmer, Fuqua, Hunt & Munselle, P.C., who have prepared audit reports for the years ended December 31, 1999, 2000, and 2001.

There have been no disagreements between the Company and Farmer, Fuqua, & Huff, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

(a) and (b) The Directors and Executive Officers of the Company and certain information concerning them is set forth below:

         Name             Age                  Position
   --------------------   ---    ---------------------------------------
   Chris Mazzini           44    Chairman of the Board, Director and President
   Michelle Mazzini        40    Director, Vice President and Secretary
   Paul E. Cash            69    Director

All directors hold office until the next annual meeting of the shareholders or until their successors are duly elected and qualified. Officers of the Company serve at the discretion of the board of directors.

(c) Significant employees
    ---------------------
    Not applicable

(d) Family relationships
    --------------------
    Michelle Mazzini is the wife of Chris Mazzini

(e) Business experience
    -------------------
Chris Mazzini, President graduated from the University of Texas at Arlington in 1979 with a Bachelor of Science degree in geology. Mr. Mazzini founded Giant Energy Corp ("Giant") in 1985 and has served as President of Giant since then. He has worked in the oil and gas industry since 1978. He joined the Company in December 1999 when he purchased controlling interest from Mr. Cash.

Michelle Mazzini, received her Bachelor of Science Degree in Business Administration (accounting major) from the University of Southwestern Louisiana where she graduated magna cum laude in 1985. Ms. Mazzini earned her law degree from Louisiana State University where she graduated Order of the Coif in 1988. Ms. Mazzini serves as Vice President and General Counsel of the Company.

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

(f) Involvement in certain legal proceedings
    ----------------------------------------
None of the directors or executive officers of the Registrant, during the past five years, has been involved in any civil or criminal legal proceedings, bankruptcy filings or has been the subject of an order, judgment or decree of any Federal or State authority involving Federal or State securities laws.


Item 11.  Executive Compensation

(a) Cash Compensation
    -----------------
For the year ended December 31, 2001, Mr. Mazzini did not take any salary from the Company. None of the Company's executive officers were paid cash compensation at an annual rate in excess of $100,000. Mr. Cash receives $5,000 per year for three years as a consulting fee, beginning on July 1, 2000.

(b) Compensation Pursuant to Plan.
    ------------------------------
None

(c) Other Compensation
    ------------------
Key employees of the Company, may sometimes be assigned overriding royalty interests and/or carried working interest in prospects acquired by or generated by the Company. These interests normally vary from one-half to one percent for each employee. There is no set formula or policy for such program, and the frequency and amounts are largely controlled by the economics of each particular prospect.

(d) Compensation of Directors
    -------------------------
Directors are not currently compensated nor are there plans to compensate them for their services on the board.

(e) Termination of Employment and Change of Control Arrangement
    -----------------------------------------------------------
There are no plans or arrangements for payment to officers or directors upon resignation or a change in control of the Registrant.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a) & (b) Security ownership of certain beneficial owners and managers
          ------------------------------------------------------------
The table below sets forth the information indicated regarding ownership of the Registrant's common stock, $.01 par value, the only outstanding voting securities, as of December 31, 2001 with respect to: (i) any person who is known to the Registrant to be the owner of more than five percent (5%) of the Registrant's common stock; (ii) the common stock of the Registrant beneficially owned by each of the directors of the Registrant and, (iii) by all officers and directors as a group. Each person has sole investment and voting power with respect to the shares indicated, except as otherwise set forth in the footnotes to the table.

                                                                 Pct Based On
                                                    Nature of    Outstanding
         Name and Address               Number      Beneficial    Percent of
        Of Beneficial Owner            of Shares    Ownership       Class
----------------------------------- -------------- -----------  ----------------
Chris Mazzini                          5,900,543     Direct          78%
331 Melrose, Suite 02
Richardson, Texas 75080

Paul E. Cash                             308,468     Direct           4%
331 Melrose, Suite 102
Richardson, Texas 75080

All officers and directors
as a group                             6,209,011       -             82%


(c) Changes in control
    ------------------
The Company is not aware of any arrangements or pledges with respect to its securities that may result in a change in control of the Company.


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

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this Report

    1. Independent Auditors' Report
       Consolidated Balance Sheets at December 31, 2001 and 2000
       Consolidated Statements of Income (Loss) for the years ended
          December 31, 2001, 2000, and 1999
       Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2001, 2000, and 1999
       Consolidated Statements of Cash Flows for the years ended
          December 31, 2001, 2000, and 1999
       Notes to Consolidated Financial Statements

    2. Financial Statement Schedules required to be filed by Item 8 and Paragraph (d) of this Item 14
       Schedule II  Valuation and Qualifying Accounts
          All other schedules have been omitted because they are not applicable or required under the rules of Regulation S-X or the information has been supplied in the consolidated financial statements or notes thereto. Such schedules and reports are at page 43 of this Report.

    3. The Exhibits are listed in the index of Exhibits Required by Item 601 of Regulation S-K at Item (c) below and included at page 44.

(b) No Form 8-K was filed during the period covered by this Report.

(c) The Index of Exhibits is included following the Financial Statement Schedules beginning at page 44 of this Report.

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


                            SPINDLETOP OIL & GAS CO.



Dated March 31, 2002


                                              By /s/ Chris Mazzini
                                                 Chris Mazzini
                                                 President, Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following on behalf of the Company and in the capacities and on the dates indicated.




          Signatures                Capacity                     Date
  Principal Executive Officers:

/s/ Chris Mazzini
---------------------------------   President, Director     March 31, 2002
Chris Mazzini


/s/ Michelle Mazzini
---------------------------------   Secretary, Director     March 31, 2002
Michelle Mazzini


/s/ Paul E. Cash
---------------------------------   Director                March 31, 2002
Paul E. Cash

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
            Index to Consolidated Financial Statements and Schedules


                                                                           Page
                                                                           ----

Independent Auditors' Report................................................ 21

Consolidated Balance Sheets - December 31, 2001 and 2000................. 22-23

Consolidated Statements of Income (Loss) for the years
     Ended December 31, 2001, 2000 and 1999................................. 24

Consolidated Statements of Changes in Shareholders'
     Equity for the years ended December 31, 2001,
     2000, and 1999......................................................... 25

Consolidated Statements of Cash Flows for the
     years ended December 31, 2001, 2000
     and 1999............................................................... 26

Notes to Consolidated Financial Statements.................................. 27

Schedules for the years ended December 31, 2001, 2000 and 1999
     II - Valuation and Qualifying Accounts................................. 43


All other schedules have been omitted because they are not applicable, not required, or the information has been supplied in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Spindletop Oil & Gas Co.

We have audited the accompanying consolidated balance sheets of Spindletop Oil & Gas Co. (a Texas Corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spindletop Oil & Gas Co. and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with U.S. generally accepted accounting principles.

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

FARMER, FUQUA, & HUFF, P.C.



Plano, Texas
March 27, 2002

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                     As of December 31
                                                 --------------------------
                                                     2001           2000
                                                 -----------    -----------
                          ASSETS

Current Assets
  Cash                                           $ 2,323,000    $ 1,585,000
  Accounts receivable                                175,000        340,000
  Accounts receivable, related parties                   -            8,000
  Prepaid income tax                                  89,000            -
                                                 -----------    -----------
    Total Current Assets                           2,587,000      1,933,000
                                                 -----------    -----------

Property and Equipment, at cost
  Oil and gas properties (full cost method)        3,224,000      3,202,000
  Rental equipment                                   397,000        405,000
  Gas gathering systems                              145,000        145,000
  Other property and equipment                        85,000         53,000
                                                 -----------    -----------
                                                   3,851,000      3,805,000
Accumulated depreciation and amortization         (2,952,000)    (2,829,000)
                                                 -----------    -----------
    Total Property and Equipment, net                899,000        976,000
                                                 -----------    -----------

Total Assets                                     $ 3,486,000    $ 2,909,000
                                                 ===========    ===========


        The accompanying notes are an integral part of these statements.

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - (Continued)


                                                       As of December 31
                                                 --------------------------
                                                     2001          2000
                                                 -----------    -----------
           LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued liabilities       $   358,000    $   472,000
  Notes payable, related party                       231,000         92,000
  Income tax payable                                     -           60,000
  Tax savings benefit payable                         97,000         97,000
                                                 -----------    -----------
    Total current liabilities                        686,000        721,000
                                                 -----------    -----------

Notes payable, related party                          55,000        246,000
                                                 -----------    -----------

Deferred income tax payable                          121,000         94,000
                                                 -----------    -----------

Shareholders' Equity
  Common stock, $.01 par value; 100,000,000
    Shares authorized; 7,525,804 shares
    Issued and outstanding at
    December 31, 2001 and 2000                        75,000         75,000
  Additional paid-in capital                         733,000        733,000
  Retained earnings                                1,816,000      1,040,000
                                                 -----------    -----------
    Total Shareholders' Equity                     2,624,000      1,848,000
                                                 -----------    -----------

Total Liabilities and Shareholders' Equity       $ 3,486,000    $ 2,909,000
                                                 ===========    ===========



        The accompanying notes are an integral part of these statements.

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)


                                             Years Ended December 31,
                                     ---------------------------------------
                                         2001          2000          1999
                                     -----------   -----------   -----------
Revenues
  Oil and gas revenue                $ 2,191,000   $ 1,994,000   $   729,000
  Revenue from lease operations           32,000        93,000       158,000
  Gas gathering, compression and
    Equipment rental                     219,000       161,000       128,000
  Interest income                         85,000        36,000         2,000
  Other                                   83,000        61,000        55,000
                                     ------------  -----------   -----------
     Total revenue                     2,610,000     2,345,000     1,072,000
                                     -----------   -----------   -----------

Expenses
  Pipeline and rental operations          36,000        29,000        50,000
  Lease operations                       930,000       729,000       457,000
  Depreciation and amortization          133,000       244,000       207,000
  General and administrative             438,000       310,000       551,000
  Loss on sale of securities                 -             -          78,000
  Interest expense                       111,000        30,000           -
                                     -----------   -----------   -----------
    Total Expenses                     1,648,000     1,342,000     1,343,000
                                     -----------   -----------   -----------
Income (Loss) Before Income Tax          962,000     1,003,000      (271,000)
                                     -----------   -----------   -----------

Current tax provision                    159,000        60,000           -
Deferred tax provision                    27,000        94,000           -
                                     -----------   -----------   -----------
                                         186,000       154,000           -
                                     -----------   -----------   -----------

Net Income (Loss)                    $   776,000   $   849,000   $  (271,000)
                                     ===========   ===========   ===========

Earnings (Loss) per Share of
  Common Stock                            $ 0.10       $  0.11       $ (0.04)
                                     ===========   ===========   ===========

Weighted Average Shares Outstanding    7,525,804     7,525,804     7,525,804
                                     ===========   ===========   ===========



        The accompanying notes are an integral part of these statements.

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000, and 1999


                                                     Additional
                                  Common Stock        Paid-In
                               Shares      Amount      Capital     Earnings
                             ----------- ----------- ----------- -----------

Balance, January 1, 1999       7,525,804  $   75,000  $  733,000  $  462,000

Net Loss                             -           -           -      (271,000)
                             ----------- ----------- ----------- -----------
Balance, December 31, 1999     7,525,804      75,000     733,000     191,000

Net Income                           -           -           -       849,000
                             ----------- ----------- ----------- -----------
Balance, December 31, 2000     7,525,804      75,000     733,000   1,040,000

Net Income                           -           -           -       776,000
                             ----------- ----------- ----------- -----------
Balance, December 31, 2001     7,525,804      75,000     733,000   1,816,000
                             =========== =========== =========== ===========




        The accompanying notes are an integral part of these statements.

                    SPINDLETOP OIL & GAS CO AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Years Ended December 31,
                                          -----------------------------------
                                              2001        2000        1999
                                          ----------- ----------- -----------
Cash Flows from Operating Activities
  Net Income (Loss)                       $   776,000 $   849,000 $  (271,000)
  Reconciliation of net income (loss)
    to net cash provided by (used for)
    Operating Activities
      Depreciation and amortization           133,000     244,000     207,000
      Amortization of note discount           (27,000)     30,000         -
      Decrease in accounts receivable -
        related party                           8,000         -           -
      Changes in accounts receivable          165,000     (22,000)     (1,000)
      Changes in prepaid income tax           (89,000)        -           -
      Changes in accounts payable            (114,000)     33,000      13,000
      Changes in current taxes payable        (60,000)     60,000         -
      Increase in deferred taxes payable       27,000      94,000          -
      Other                                       -        10,000      (4,000)
                                          ----------- ----------- -----------
Net cash provided by (used for) operating
  activities                                  819,000   1,298,000     (56,000)
                                          ----------- ----------- -----------

Cash flows from Investing Activities
  Capitalized acquisition, exploration
    and development costs                     (23,000)    (61,000)        -
  Proceeds from sale of properties                -        64,000      44,000
  Proceeds from sale of other assets              -           -        16,000
  Purchase of property and equipment          (33,000)        -        (8,000)
                                          ----------- ----------- -----------
Net cash provided by (used for) Investing
   Activities                                 (56,000)      3,000      52,000
                                          ----------- ----------- -----------
Cash Flows from Financing Activities
  Repayment of notes payable to
    related party                             (25,000)        -           -
                                          ----------- ----------- -----------
Net cash provided by (used for) Financing
  Activities                                  (25,000)        -           -
                                          ----------- ----------- -----------

Increase (decrease) in cash                   738,000   1,301,000      (4,000)

Cash at beginning of period                 1,585,000     284,000     288,000
                                          ----------- ----------- -----------
Cash at end of period                     $ 2,323,000 $ 1,585,000 $   284,000
                                          =========== =========== ===========



        The accompanying notes are an integral part of these statements.

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION AND ORGANIZATION

Merger and Basis of Presentation
--------------------------------

On July 13, 1990, Prairie States Energy Co., a Texas corporation, (the Company) merged with Spindletop Oil & Gas Co., a Utah corporation (the Acquired Company). The name of Prairie States Energy Co. was changed to Spindletop Oil & Gas Co., a Texas corporation at the time of the merger.

Organization and Nature of Operations
-------------------------------------

The Company was organized as a Texas Corporation in September 1985, in connection with the Plan of Reorganization ("the Plan"), effective September 9, 1985, of Prairie States Exploration, Inc., ("Exploration"), a Colorado Corporation, which had previously filed for Chapter 11 bankruptcy. In connection with the Plan, Exploration was merged into the Company, with the Company being the surviving corporation. After giving effect to the stock split discussed in
Note 2, up to a total of 166,667 of the Company's common shares may be issued to Exploration's former shareholders. As of December 31, 2001, 2000, and 1999, 122,436 shares have been issued to former shareholders in connection with the Plan.

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

Depreciation and amortization for each cost center are computed on a composite unit-of-production method, based on estimated proven reserves attributable to the respective cost center. All costs associated with oil and gas properties are currently included in the base for computation and amortization. Such costs include all acquisition, exploration and development costs. All of the Company's oil and gas properties are located within the continental United States.

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


3.  ACCOUNTS RECEIVABLE
                                                     December 31,
                                             ----------------------------
                                                 2001            2000
                                             ------------    ------------

              Trade                          $     49,000    $     44,000
              Accrued receivable                  156,000         324,000
              Other                                   -             2,000
                                             ------------    ------------
                                                  205,000         370,000
              Less: Allowance for losses          (30,000)        (30,000)
                                             ------------    ------------
                                             $    175,000    $    340,000
                                             ============    ============


4.  ACCOUNTS PAYABLE
                                                     December 31,
                                             ----------------------------
                                                 2001            2000
                                             ------------    ------------

              Trade payables                 $     78,000    $    190,000
              Production proceeds payable         276,000         103,000
              Other                                 4,000         179,000
                                             ------------    ------------
                                             $    358,000    $    472,000
                                             ============    ============

5.  NOTES PAYABLE-RELATED PARTY
                                                         December 31,
                                                  --------------------------
                                                      2001          2000
                                                  ------------  ------------

    Non-interest  bearing  note to  Paul  Cash,
    due  in  minimum  monthly  installments  of
    $3,333   beginning   January,   2001,  with
    unpaid   principal   due   November,   2008
    ($384,000   face   value   less   amortized
    discount   of  $98,000   and   $120,000  at
    December 31, 2001 and  2000,  respectively,
    based  on  an  effective  interest  rate of
    8.5%).   The note is not collateralized.(1)   $    286,000  $    264,000

    Non-interest  bearing  note  to  Paul Cash,
    due  June, 2001  ($77,000  face  value less
    amortized  discount of $10,000 at  December
    31,  2000  based  on an  effective interest
    rate of 8.5%).The note is not collateraized            -          74,000
                                                  ------------  ------------
                                                       286,000       338,000
   Less current maturities                             231,000        92,000
                                                  ------------  ------------
                                                  $     55,000  $    246,000
                                                  ============  ============

(1) This non-interest bearing note is payable in monthly installments of $3,333 or 10 percent of net oil and gas revenue, whichever is greater. Management cannot determine the actual monthly amounts due and payable because of variables that affect net oil and gas revenues such as price and production. For purposes of calculating the principal maturities below the Company is using the required minimum payments of $3,333. Subsequent to year end a $200,000 prepayment was made on this note. This prepayment caused the note discount to be adjusted to $11,000, and the face amount adjusted to $297,000, resulting in a note payable, net of discount due at year-end of $286,000.

Principal maturities of notes payable as of December 31, 2001 are as follows:

                  Year Ended
                 December 31,                 Amount
                ------------              ------------
                    2002                  $    231,000
                    2003                        37,000
                    2004                        18,000
                    2005                           -
                    2006                           -
                 Thereafter                        -
                                          ------------
                                          $    286,000
                                          ============

6. RELATED PARTY TRANSACTIONS

Beginning December 1, 1999 Giant Energy charged the Company $6,000 per month management fee which was increased to $10,000 per month beginning on August 1, 2001. Giant Energy's personnel provide services to the Company and the management fee is charged to recoup some of the costs associated with work performed for the Company.

Included in the accompanying balance sheets are the following amounts related to Mr. Cash:

                                                      December 31,
                                              ----------------------------
                                                  2001            2000
                                              ------------    ------------
   Notes Payable, non-interest bearing        $    286,000    $    338,000
                                              ============    ============

On August 30, 2001, the Company guaranteed a letter of credit with a bank issued by an affiliated company in favor of the Railroad Commission of Texas. This letter of credit was issued in accordance with the filing of a P-5 Organization Report as required by the Texas Natural Resources Code in order to perform operations within the jurisdiction of the Railroad Commission of Texas. The letter of credit is dated August 30, 2001 and expires on February 1, 2003. In addition to the Company's guarantee, this letter of credit is also secured by a $100,000 certificate of deposit owned by the Company.


7.  INCOME TAXES

The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 utilizes the liability method of computing deferred income taxes.

In connection with the Plan discussed in Note 1, the Company agreed to pay, in cash, to Exploration's unsecured creditors, as defined, one-half of the future reductions of Federal income taxes which were directly related to any allowed carryovers of Exploration's net operating losses and investment tax credits. Such payments are to be made on a pro-rata basis. Amounts incurred under this agreement, which are considered contingent consideration under APB No. 16, totaled $ -0-, $ -0-, and $ -0- in 2001, 2000 and 1999, respectively. As of December 31, 2001 the Company has not received a ruling from the Internal Revenue Service concerning the net operating loss and investment credit carryovers. Until the tax savings which result from the utilization of these carryforwards is assured, the Company will not pay to Exploration's unsecured creditors any of the tax savings benefit. As of December 31, 2001 and 2000, the Company owes $97,000 respectively to Exploration's unsecured creditors.

In calculating tax savings benefits described above, consideration was given to the alternative minimum tax, where applicable, and the tax effects of temporary differences, as shown below:

                                                Years Ended December 31,
                                          -----------------------------------
                                              2001       2000        1999
                                          ----------- ----------- -----------
     Intangible drilling costs            $       -   $       -   $    (4,000)
     Differences between book and tax
         depreciation, depletion and
         amortization                             -           -         4,000


Income tax differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income in 2001, 2000 and 1999 as a result of the following:

                                              2001       2000        1999
                                          ----------- ----------- -----------
     Computed expected tax expense        $   272,000 $   351,000 $       -
     Miscellaneous timing differences         (57,000)    (18,000)        -
     Net operating loss carryforward          (56,000)   (273,000)        -
                                          ----------- ----------- -----------
                                          $   159,000 $    60,000 $       -
                                          =========== =========== ===========


Deferred income taxes reflect the effects of temporary differences between the tax bases of assets and liabilities and the reported amounts of those assets and liabilities for financial reporting purposes. Deferred income taxes also reflect the value of net operating losses, investment tax credits and an offsetting valuation allowance. The Company's total deferred tax assets and corresponding valuation allowance at December 31, 2001 and 2000 consisted of the following:

                                                        December 31,
                                                ----------------------------
                                                    2001            2000
                                                ------------    ------------
  Deferred tax assets
    Investment tax credit carryforwards         $      1,000    $      1,000
    Depreciation, depletion and amortization         150,000         149,000
    Other, net                                         7,000           7,000
                                                ------------    ------------
      Total                                          158,000         157,000

  Deferred tax liabilities
    Expired leasehold                                (41,000)        (23,000)
    Intangible drilling costs                       (238,000)       (228,000)
                                                ------------    ------------
  Net deferred tax liability                        (121,000)        (94,000)

  Less: Valuation allowance                              -               -
                                                ------------    ------------
  Net deferred tax liability                        (121,000)        (94,000)
                                                ============    ============

8.       CASH FLOW INFORMATION

The Company does not consider any of its assets to meet the definition of a cash equivalent.

Net cash provided by operating activities includes cash payments for interest of $ -0-, $ -0- and $ -0- in 2001, 2000, and 1999, respectively. Also included are cash payments for taxes of $284,000, $-0- and $-0- in 2001, 2000 and 1999, respectively.

Excluded from the Consolidated Statements of Cash Flows were the effects of certain non-cash investing and financing activities, as follows:

                                         2001          2000          1999
                                      -----------   -----------   -----------
  Purchase of equipment for note
      payable                         $       -     $       -     $    67,000
  Purchase of oil and gas properties
      For note payable                        -             -         240,000
  Retirement of fixed assets                  -         121,000           -


9.  EARNINGS PER SHARE

Earnings per share (EPS) are calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128), which was adopted in 1997 for all years presented. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS does not apply to the Company due to the absence of dilutive potential common shares. All calculations have been adjusted for the effects of the stock split discussed in Note 2. The adoption of SFAS 128 had no effect on previously reported EPS.


10.  CONCENTRATIONS OF CREDIT RISK

As of December 31, 2001, the Company had approximately $151,000, $1,618,000 and $672,000 in accounts at three banks, respectively.

Most of the Company's business activity is located in Texas. Accounts receivable as of December 31, 2001 and 2000 are due from both individual and institutional owners of joint interests in oil and gas wells as well as purchasers of oil and gas. A portion of the Company's ability to collect these receivables is dependent upon revenues generated from sales of oil and gas produced by the related wells.

11. FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments at December 31, 2001 and 2000 follow:

                               --------- 2001 -------- --------- 2000 --------
                                 Carrying      Fair      Carrying      Fair
                                  Amount      Value       Amount      Value
                               ----------- ----------- ----------- -----------
  Cash                         $ 2,323,000 $ 2,323,000 $ 1,585,000 $ 1,585,000
  Accounts receivable              175,000     175,000     340,000     340,000
  Accounts receivable,
    Related party                      -           -         8,000       8,000
  Notes payable, related party     286,000     286,000     338,000     338,000


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

In June 1993, Spindletop Drilling Company entered into an agreement with Loch Exploration, Inc., whereby the parties agreed to combine their talents and resources to evaluate and acquire producing and non-producing oil and gas properties at various auctions. Any such properties acquired under the terms of this agreement were to be acquired by initial assignment to the Company. The Company agreed to provide Loch with a recordable assignment of its interest, such interest to be determined by the proportionate share of monies expended for the acquisition of said properties. All costs are to be borne by the Company and Loch in the same proportions as their respective ownership interests. The Company served as administrator for properties acquired in connection with this agreement, and was entitled to an overhead reimbursement for properties for which the Company served as operator. This agreement had an initial term of six months, and was terminated when the Company purchased Loch's interests in these properties in April, 2000.

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

The Company has a $50,000 letter of credit with a bank in favor of the Railroad Commission of Texas issued in accordance with the filing of a P-5 Organization Report as required by the Texas Natural Resources Code in order to perform operations within the jurisdiction of the Railroad Commission of Texas. The letter of credit is dated August 30, 2001 and expires on February 1, 2003. This letter of credit is secured by a certificate of deposit in the amount of $100,000 issued by the same bank that issued the letter of credit. The $100,000 certificate of deposit is also used as security for a $50,000 letter of credit issued by an affiliated company in favor of the Railroad Commission of Texas in accordance.. with the filing of a P-5 Organization Report as required by the Texas Natural Resources Code in order to perform operations within the jurisdiction of the Railroad Commission of Texas.


13.      ADDITIONAL OPERATIONS AND BALANCE SHEET INFORMATION

Certain information about the Company's operations for the years ended December 31, 2001, 2000, and 1999 follows.

Significant Oil and Gas Purchasers
----------------------------------

The Company's oil sales are made on a day to day basis at approximately the current area posted price. The loss of any oil purchaser would not have an adverse effect upon operations. The Company generally contracts to sell its natural gas to purchasers pursuant to short-term contracts. Additionally, some of the Company's natural gas not under contract is sold at the then current prevailing "spot" price on a month to month basis. Following is a summary of significant oil and gas purchasers during the three-year period ended December 31, 2001.

                                                Year ended December 31,
                                          ----------------------------------
           Purchaser                         2001        2000        1999
  ------------------------------          ----------  ----------  ----------

  TXU Processing / Cantera Resources          32 %        23 %        15 %
  Mitchell Marketing Co.                      41 %        24 %        23 %


There are no other customers of the Company that individually accounted for more than 10% of the Company's oil and gas revenues during the three years ended December 31, 2001.

Certain revenues, costs and expenses related to the Company's oil and gas operations are as follows:

                                              Year Ended December 31,
                                      ---------------------------------------
                                          2001          2000          1999
                                      -----------   -----------   -----------
  Capitalized costs relating to oil
  and gas producing activities:

    Unproved properties               $       -     $       -     $    93,000
    Proved properties                   3,224,000     3,202,000     3,112,000
                                      -----------   -----------   -----------
      Total capitalized costs           3,224,000     3,202,000     3,205,000

    Accumulated amortization           (2,436,000)   (2,334,000)   (2,128,000)
                                      -----------   -----------   -----------
      Total capitalized costs, net    $   788,000   $   868,000   $ 1,077,000
                                      ===========   ===========   ===========


                                              Year Ended December 31,
                                      ---------------------------------------
                                          2001          2000         1999
                                      -----------   -----------   -----------
  Costs incurred in oil and gas
  property, acquisition, exploration
  and development:
    Acquisition of properties         $    24,000   $    61,000   $   241,000
    Exploration costs                         -             -             -
    Development costs                         -             -             -
                                      -----------   -----------   -----------
              Total costs incurred    $    24,000   $    61,000   $   241,000
                                      ===========   ===========   ===========


                                              Year Ended December 31,
                                      ---------------------------------------
                                          2001          2000          1999
                                      -----------   -----------   -----------
  Results of Operations from producing
  Activities:

    Sales of oil and gas              $ 2,191,000   $ 1,994,000   $   729,000
                                      -----------   -----------   -----------

    Production costs                      930,000       729,000       457,000
    Amortization of oil and gas
      Properties                          102,000       206,000       163,000
                                      -----------   -----------   -----------
      Total costs                       1,032,000       935,000       620,000
                                      -----------   -----------   -----------
         Total Net Revenue            $ 1,159,000   $ 1,059,000   $   109,000
                                      ===========   ===========   ===========

                                              Year Ended December 31,
                                      ---------------------------------------
                                          2001          2000          1999
                                      -----------   -----------   -----------
  Sales price per equivalent Mcf        $  4.15       $  3.69       $  2.20
                                      ===========   ===========   ===========

  Production costs per equivalent Mcf   $   1.76      $  1.35       $  1.59
                                      ===========   ===========   ===========

  Amortization per equivalent Mcf       $    .19      $   .38       $   .51
                                      ===========   ===========   ===========


                                              Year Ended December 31,
                                      ---------------------------------------
                                          2001          2000          1999
                                      -----------   -----------   -----------
  Costs incurred in gas gathering and
  equipment rental:
    Acquisition of property & equip   $       -     $       -     $       -
                                      ===========   ===========   ===========


                                              Year Ended December 31,
                                      ---------------------------------------
                                          2001          2000          1999
                                      -----------   -----------   -----------
  Results of Operations from gas
  gathering and equipment rental
  activities:

    Revenue                           $   219,000   $   161,000   $   128,000
                                      -----------   -----------   -----------

    Gas pipeline purchases                    -             -             -
    Operating expenses                     36,000        29,000        50,000
    Depreciation                           19,000        20,000        14,000
                                      -----------   -----------   -----------
      Total costs                          55,000        49,000        64,000
                                      -----------   -----------   -----------
         Total net revenue            $   164,000   $   112,000   $    64,000
                                      ===========   ===========   ===========

14.      BUSINESS SEGMENTS

The Company's two business segments are (1) oil and gas exploration, production and operations and (2) transportation and compression of natural gas, including related equipment rental. Management has chosen to organize the Company into the two segments based on the products or services provided. The following is a summary of selected information for these segments for the three-year period ended December 31, 2001:

                                              Year Ended December 31,
                                      ---------------------------------------
                                          2001          2000          1999
                                      -----------   -----------   -----------
Revenues: (3)
  Oil and gas exploration, production
    and operations                    $ 2,223,000   $ 2,087,000   $   887,000
  Gas gathering, compression and
    equipment rental                      219,000       161,000       128,000
                                      -----------   -----------   -----------
                                      $ 2,442,000   $ 2,248,000   $ 1,015,000
                                      ===========   ===========   ===========
Depreciation, depletion and
Amortization expense:
  Oil and gas exploration, production
    and operations                    $   114,000   $   206,000   $   163,000
  Gas gathering, compression and
    equipment rental                       19,000        20,000        14,000
                                      -----------   -----------   -----------
                                      $   133,000   $   226,000   $   177,000
                                      ===========   ===========   ===========
Income from operations:
  Oil and gas exploration, production
    and operations                    $ 1,179,000   $ 1,152,000   $   267,000
  Gas gathering, compression and
    equipment rental                      164,000       112,000        64,000
                                      -----------   -----------   -----------
                                        1,343,000     1,264,000       331,000
Corporate and other (1)                  (567,000)     (415,000)     (602,000)
                                      -----------   -----------   -----------
Consolidated net income (loss)        $   776,000   $   849,000   $  (271,000)
                                      ===========   ===========   ===========

Identifiable Assets:
  Oil and gas exploration, production
    and operations                    $   820,000   $   868,000   $ 1,077,000
  Gas gathering, compression and
    equipment rental                       80,000        98,000       118,000
                                      -----------   -----------   -----------
                                      $   900,000   $   966,000   $ 1,195,000
Corporate and other (2)                 2,586,000     1,943,000       648,000
                                      -----------   -----------   -----------
Consolidated total assets             $ 3,486,000   $ 2,909,000   $ 1,843,000
                                      ===========   ===========   ===========

Note (1): Corporate and other includes general and administrative expenses, other non-operating income and expense and income taxes.

Note (2): Corporate and other includes cash, accounts and notes receivable, inventory, other property and equipment and intangible assets.

Note (3):  All reported revenues are from external customers.


15.      SUPPLEMENTARY INCOME STATEMENT INFORMATION

The following items were charged directly to expense:

                                              Year Ended December 31,
                                      ---------------------------------------
                                          2001          2000          1999
                                      -----------   -----------   -----------
     Maintenance and repairs          $    36,000   $    29,000   $   50,000
     Production taxes                     121,000       102,000       41,000
     Taxes, other than payroll and
         Income taxes                      40,000         9,000       12,000

16.      SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

The Company's net proved oil and gas reserves as of December 31, 2001, 2000 and 1999 have been estimated by Company personnel in accordance with guidelines established by the Securities and Exchange Commission. Accordingly, the following reserve estimates were based on existing economic and operating conditions. Oil and gas prices in effect at December 31 of each year were used. Operating costs, production and ad valorem taxes and future development costs were based on current costs with no escalation.

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

Changes in Estimated Quantities of Proved Oil and Gas Reserves (Unaudited):

                                                  Crude Oil     Natural Gas
                                                    Bbls            Mcf
                                                ------------    ------------
Quantities of Proved Reserves:
------------------------------
  Balance December 31, 1998                           33,920       1,998,537
    Sales of reserves in place                        (7,856)            -
    Acquired properties                                  -           354,133
    Revisions of previous estimates                    3,484        (164,092)
    Production                                        (6,986)       (277,834)
                                                ------------    ------------
  Balance December 31, 1999                           22,562       1,910,744
    Sales of reserves in place                        (2,008)            -
    Acquired properties                                1,764         106,126
    Revisions of previous estimates                    6,764       1,296,022
    Production                                       (10,111)       (479,769)
                                                ------------    ------------
  Balance December 31, 2000                           18,971       2,833,123
    Sales of reserves in place                           -           (18,825)
    Acquired properties                                  -             5,350
    Revisions of previous estimates                   33,228       4,062,600
    Production                                        (9,229)       (472,728)
                                                ------------    ------------

  Balance December 31, 2001                           42,970       6,409,520
                                                ============    ============

Proved Developed Reserves:
--------------------------
  Balance December 31, 1999                           22,562       1,683,667
  Balance December 31, 2000                           18,971       2,204,137
  Balance December 31, 2001                           42,970       5,311,830

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

Future net cash flows were computed using the contract price, which was not escalated. Future production includes operating costs and taxes. No deduction has been made for interest, general corporate overhead, depreciation or amortization. Future income tax payable was not computed because of the net operating loss carryforward (See Note 7). The annual discount of estimated future net cash flows is defined, for use herein, as future cash flows discounted at 10% per year, over the expected period of realization


Standardized measure of discounted future net cash flows related to proved reserves:

                                            Year Ended December 31,
                                   ------------------------------------------
                                       2001           2000           1999
                                   ------------   ------------   ------------

  Future production revenue        $ 15,342,000   $ 16,488,000   $  4,643,000
  Future development costs             (621,000)      (253,000)      (110,000)
  Future production costs            (7,507,000)    (6,150,000)    (2,523,000)
                                   ------------   ------------   ------------
  Future net cash flow before
    Federal income tax                7,214,000     10,085,000      2,010,000
  Future income taxes                (2,453,000)    (1,513,000)           -
                                   ------------   ------------   ------------
  Future net cash flows               4,761,000      8,572,000      2,010,000
  Effect of 10% annual discounting   (1,032,000)    (1,463,000)      (406,000)
                                   ------------   ------------   ------------
  Standardized measure of
    Discounted net cash flows      $  3,729,000   $  7,109,000   $  1,604,000
                                   ============   ============   ============

Changes in the standardized measure of discounted future net cash flows:

                                            Year Ended December 31,
                                   ------------------------------------------
                                       2001           2000           1999
                                   ------------   ------------   ------------

  Beginning of the year           $  7,109,000    $ 1,604,000    $  1,599,000
    Oil and gas sales, net of
      production costs              (1,261,000)    (1,265,000)       (272,000)
    Net change in prices, net of
      production costs              (2,700,000)     4,230,000        (317,000)
    Purchase of reserves in place       10,000         83,000         825,000
    Sales of reserves in place         (34,000)       (13,000)       (113,000)
    Revisions of quantity estimates    739,000      5,305,000        (171,000)
    Effect of income tax                23,000     (1,513,000)            -
    Accretion of discount              711,000        160,000         160,000
    Changes in production rates,
      Timing and other                (868,000)    (1,482,000)       (107,000)
                                  ------------   ------------    ------------
  End of year                     $  3,729,000   $  7,109,000    $  1,604,000
                                  ============   ============    ============

                                                                  SCHEDULE II

                   SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999


                                Beginning   Costs &                  Ending
         Description             Balance    Expenses   Deductions    Balance
  ---------------------------  ----------  ----------  ----------  ----------
  Allowance for
    Doubtful Accounts

      December 31, 1999        $  250,000  $   50,000  $      -     $ 300,000
                               ==========  ==========  ==========   ==========

      December 31, 2000        $  300,000  $   30,000  $  300,000   $   30,000
                               ==========  ==========  ==========   ==========

      December 31, 2001        $   30,000  $      -    $      -     $   30,000
                               ==========  ==========  ==========   ==========

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES


                                Index to Exhibits
                                                                      PAGE



22.  Subsidiaries of the Registrant                                     45

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES




                           Subsidiaries of the Registrant


Prairie Pipeline Co. incorporated June 22, 1983, under the laws of the State of Texas, is a wholly owned subsidiary of Registrant.


Spindletop Drilling Company, incorporated September 5, 1975, under the laws of the State of Texas, is a wholly owned subsidiary of the Registrant.