Form 10-Q
period 2002-03-31
SPINDLETOP OIL & GAS CO
filed 2002-05-15
CIK 867038

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2002

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

                  YES ___X___                         NO _______



As of March 31, 2002, 7,525,804 shares of the Company's common stock were issued and outstanding, and the aggregate market value of the voting stock held by non-affiliates of the company as of that date is not determinable since no significant public trading market has been established for the Company's common stock.

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

                                    FORM 10-Q
                                 MARCH 31, 2002

            Index to Consolidated Financial Statements and Schedules



                                                                         Page

Part I - Financial Information:

     Item 1. - Financial Statements

         Consolidated Balance Sheets
              March 31, 2002 (Unaudited) and December 31, 2001........... 3-4

         Consolidated Statements of Income or Loss (Unaudited)
              Three Months Ended March 31, 2002 and 2001................... 5

         Consolidated Statements of Cash Flows (Unaudited)
              Three Months Ended March 31, 2002 and 2001................... 6

         Notes to Consolidated Financial Statements........................ 7

     Item 2. - Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................... 8


Part II - Other Information:

Part I - Financial Information

Item 1. - Financial Statements



                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                             As of
                                                   -------------------------
                                                     March 31    December 31
                                                      2002          2001
                                                   (Unaudited)
                                                   -----------   -----------

                          ASSETS

Current Assets
     Cash                                          $ 2,184,000   $ 2,323,000
     Accounts receivable                               292,000       175,000
     Prepaid income tax                                 89,000        89,000
                                                   -----------   -----------
         Total Current Assets                        2,565,000     2,587,000
                                                   -----------   -----------

Property and Equipment, at cost
     Oil and gas properties (full cost method)       3,393,000     3,224,000
     Rental equipment                                  397,000       397,000
     Gas gathering systems                             145,000       145,000
     Other property and equipment                       85,000        85,000
                                                   -----------   -----------
                                                     4,020,000     3,851,000
Accumulated depreciation and amortization           (2,987,000)   (2,952,000)
                                                   -----------   -----------
         Total Property and Equipment, net           1,033,000       899,000
                                                   -----------   -----------

Total Assets                                       $ 3,598,000   $ 3,486,000
                                                   ===========   ===========


        The accompanying notes are an integral part of these statements.

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - (Continued)


                                                             As of
                                                   -------------------------
                                                     March 31    December 31
                                                       2002         2001
                                                   (Unaudited)
                                                   -----------   -----------

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Accounts payable and accrued liabilities      $   476,000   $   358,000
     Notes payable, related party                       32,000       231,000
     Income tax payable                                 50,000           -
     Tax savings benefit payable                        97,000        97,000
                                                   -----------   -----------
              Total current liabilities                655,000       686,000
                                                   -----------   -----------

Notes payable, related party                            47,000        55,000
                                                   -----------   -----------

Deferred income tax payable                            121,000       121,000
                                                   -----------   -----------

Shareholders' Equity
     Common stock, $.01 par value; 100,000,000
         Shares authorized; 7,525,804 shares
         Issued and outstanding at
         March 31, 2002 and December 31, 2001           75,000        75,000
     Additional paid-in capital                        733,000       733,000
     Retained earnings                               1,967,000     1,816,000
                                                   -----------   -----------
         Total Shareholders' Equity                  2,775,000     2,624,000
                                                   -----------   -----------

Total Liabilities and Shareholders' Equity         $ 3,598,000   $ 3,486,000
                                                   ===========   ===========



        The accompanying notes are an integral part of these statements.

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)


                                                       Three Months Ended
                                                   -------------------------
                                                    March 31      March 31
                                                      2002          2001
                                                   -----------   -----------

Revenues
     Oil and gas revenue                           $   428,000   $   528,000
     Revenue from lease operations                       9,000         5,000
     Gas gathering, compression and
         Equipment rental                               46,000        72,000
     Interest income                                    16,000        15,000
     Other                                               3,000        15,000
                                                   -----------   -----------
         Total revenue                                 502,000       635,000
                                                   -----------   -----------

Expenses
     Lease operations                                  157,000       271,000
     Pipeline and rental operations                      5,000         8,000
     Depreciation and amortization                      35,000        56,000
     General and administrative                        101,000        76,000
     Interest expense                                    3,000         7,000
                                                   -----------   -----------
         Total Expenses                                301,000       418,000
                                                   -----------   -----------
Income (Loss) Before Income Tax                        201,000       217,000
                                                   -----------   -----------

Current tax provision                                   50,000        80,000
Deferred tax provision                                     -             -
                                                   -----------   -----------
                                                        50,000        80,000
                                                   -----------   -----------

Net Income (Loss)                                  $   151,000    $  137,000
                                                   ===========   ===========

Earnings (Loss) per Share of
     Common Stock                                       $ 0.02        $ 0.02
                                                   ===========   ===========

Weighted Average Shares Outstanding                  7,525,804     7,525,804
                                                   ===========   ===========



        The accompanying notes are an integral part of these statements.

                    SPINDLETOP OIL & GAS CO AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                       Three Months Ended
                                                   -------------------------
                                                    March 31      March 31
                                                      2002          2001
                                                   -----------   -----------
Cash Flows from Operating Activities
   Net Income (Loss)                               $   151,000   $   137,000
   Reconciliation of net income (loss)
     to net cash provided by (used for)
     Operating Activities
       Depreciation and amortization                    35,000        56,000
       Amortization of note discount                    (3,000)        7,000
       Changes in accounts receivable                 (117,000)      202,000
       Changes in accounts payable                     118,000        65,000
       Changes in current taxes payable                 50,000        80,000
                                                   -----------   -----------
Net cash provided by (used for) operating
   activities                                          234,000       547,000
                                                   -----------   -----------


Cash flows from Investing Activities
   Capitalized acquisition, exploration
   and development costs                              (169,000)       (1,000)
                                                   -----------   -----------
Net cash provided by (used for) Investing
   Activities                                         (169,000)       (1,000)
                                                   -----------   -----------


Cash Flows from Financing Activities
   Reduction of notes payable to
       related party                                  (204,000)          -
                                                   -----------   -----------
Net cash provided by (used for) Financing
   Activities                                         (204,000)          -
                                                   -----------   -----------

Increase (decrease) in cash                           (139,000)      546,000

Cash at beginning of period                          2,323,000     1,585,000
                                                   -----------   -----------
Cash at end of period                              $ 2,184,000   $ 2,131,000
                                                   ===========   ===========



        The accompanying notes are an integral part of these statements.

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.       BASIS OF PRESENTATION AND ORGANIZATION

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended December 31, 2001 for further information.

The consolidated financial statements presented herein include the accounts of Spindletop Oil & Gas Co., a Texas corporation and its wholly owned subsidiaries, Prairie Pipeline Co., a Texas corporation and Spindletop Drilling Company, a Texas Corporation. All significant intercompany transactions and accounts have been eliminated.

In the opinion of management, the accompanying unaudited interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operations and changes in cash flows of the Company and its consolidated subsidiaries for the interim periods presented.

Item 2. - Management's Discussion and Analysis of
               Financial Condition and Results of Operations

Results of Operations

2002 Compared to 2001

Oil and gas revenue decreased for the three months ended March 31, 2002 as compared to the same period in 2001 due primarily to lower average gas prices.

Other income in 2001 contained approximately $12,000 from the farm-out of the Company's interest in a gas unit.

Lease operations in the first quarter of 2002 are lower than in 2001, due to a reduction in work-over projects and the postponing of unnecessary maintenance projects. As natural gas prices fell during 2001 and remained low into the first quarter of 2002, the Company deferred several re-work projects as well as other capital expenditure and acquisition projects until future periods when gas prices increase and become more stable.

The depletion calculation for the first quarter of 2002 is lower than that calculated in 2001 as the company has re-evaluated and increased its proved oil and gas reserve quantities. Production for the two periods was the same, but the percentage of reserves produced during the 1st quarter of 2002 is a smaller percentage of the overall reserve base, thus reducing the rate of depletion to be taken against the full cost pool of unamortized oil and gas assets.

Approximately $18,000 of the increase in General and administrative costs for the first quarter of 2002 was due to an August, 2001 increase in management fees charged by a related entity which provides management, accounting and administrative services to the Company.



Financial Condition and Liquidity

The Company's operating capital needs, as well as its capital spending program are generally funded from cash flow generated by operations. Because future cash flow is subject t a number of variables, such as the level of production and the sales price of oil and natural gas, the Company can provide no assurance that its operations will provide cash sufficient to maintain current levels of capital spending. Accordingly, the Company may be required to seek additional financing from third parties in order to fund its exploration and development programs.




Part II - Other Information

               None

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               SPINDLETOP OIL & GAS CO.
                                                    (Registrant)


Date:  May 15, 2002                            By: /s/ Chris G. Mazzini
                                                   --------------------
                                                   Chris G. Mazzini
                                                   President



Date:  May 15, 2002                            By: /s/ Michelle H. Mazzini
                                                   -----------------------
                                                   Michelle H. Mazzini
                                                   Secretary