Form 10-Q
period 2002-06-30
SPINDLETOP OIL & GAS CO
filed 2002-08-14
CIK 867038

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC 20549

                               FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended June 30, 2002

                        Commission File No. 0-18774


                          SPINDLETOP OIL & GAS CO.
         (Exact name of registrant as specified in its charter)


                Texas                                     75-2063001
     State or other jurisdiction                    (IRS Employer or ID #)
   of incorporation or organization)

 331 Melrose, Suite 102, Richardson, TX                     75080
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

                YES ___X___                         NO _______


As of June 30, 2002, 7,525,804 shares of the Company's common stock were issued and outstanding, and the aggregate market value of the voting stock held by non-affiliates of the company as of that date is not determinable since no significant public trading market has been established for the Company's common stock.








                SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

                                FORM 10-Q
                              JUNE 30, 2002

        Index to Consolidated Financial Statements and Schedules


                                                                       Page

Part I - Financial Information:

   Item 1. - Financial Statements

      Consolidated Balance Sheets
         June 30, 2002 (Unaudited) and December 31, 2001. . . . . . .  3-4

      Consolidated Statements of Income or Loss (Unaudited)
         Six Months Ended June 30, 2002 and 2001
         Three Months Ended June 30, 2002 and 2001 . . . . . . . .  .    5

      Consolidated Statements of Cash Flows (Unaudited)
         Six Months Ended June 30, 2002 and 2001, and
         Three Months Ended June 30, 2002 and 2001 . . . . .  . . . .    6

      Notes to Consolidated Financial Statements  . . . . . . . . . .    7

   Item 2. - Management`s Discussion and Analysis of Financial
      Condition and Results of Operations . . . . . . . . . . . . . .  8-9


Part II - Other Information:

   Item 6. - Certification Pursuant to Section 906 of the
      Sarbanes-Oxley Act of 2002  . . . . . . . . . . . . . . . . . .   10




Part I - Financial Information

Item 1. - Financial Statements




                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


	                                                    As of
	                                          --------------------------
	                                           June 30       December 31
                                                   2001            2002
	                                          -----------    -----------
                                                (Unaudited)
               ASSETS

Current Assets
   Cash                                         $ 2,286,000    $ 2,323,000
   Accounts receivable                              207,000        175,000
   Prepaid income tax                                89,000         89,000
                                                -----------    -----------
      Total Current Assets                        2,585,000      2,587,000
                                                -----------    -----------

Property and Equipment, at cost
   Oil and gas properties (full cost method)      3,486,000      3,224,000
   Rental equipment                                 397,000        397,000
   Gas gathering systems                            145,000        145,000
   Other property and equipment                      85,000         85,000
                                                -----------    -----------
                                                  4,095,000      3,851,000
Accumulated depreciation and amortization        (3,023,000)    (2,952,000)
                                                -----------    -----------
      Total Property and Equipment, net           1,072,000        899,000
                                                -----------    -----------

Total Assets                                    $ 3,654,000    $ 3,486,000
                                                ===========    ===========



       The accompanying notes are an integral part of these statements.





                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS - (Continued)


                                                            As of
                                                --------------------------
                                                  June 30      December 31
                                                    2002           2001
                                                -----------    -----------
                                                (Unaudited)

  LIABILITIES AND SHAREHOLDERS` EQUITY

Current Liabilities
   Accounts payable and accrued liabilities     $   539,000    $   358,000
   Notes payable, related party                      35,000        231,000
   Income tax payable                                41,000            -
   Tax savings benefit payable                       97,000         97,000
                                                -----------    -----------
         Total current liabilities                  712,000        686,000
                                                -----------    -----------

Notes payable, related party                         35,000         55,000
                                                -----------    -----------

Deferred income tax payable                         121,000        121,000
                                                -----------    -----------

Shareholders` Equity
   Common stock, $.01 par value; 100,000,000
      Shares authorized; 7,525,804 shares
      Issued and outstanding at
      June 30, 2002 and December 31, 2001            75,000         75,000
   Additional paid-in capital                       733,000        733,000
   Retained earnings                              1,978,000      1,816,000
                                                -----------    -----------
      Total Shareholders` Equity                  2,786,000      2,624,000
                                                -----------    -----------

Total Liabilities and Shareholders` Equity      $ 3,654,000    $ 3,486,000
                                                ===========    ===========






     The accompanying notes are an integral part of these statements.



SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)


                                 Six Months Ended       Three Months Ended
                             ----------------------  ----------------------
                              June 30     June 30     June 30     June 30
                                2002        2001        2002        2001
                             ----------  ----------  ----------  ----------

Revenues
 Oil and gas revenue          $ 803,000  $1,461,000  $  375,000  $  933,000
 Revenue from lease operations   17,000      14,000       8,000       9,000
 Gas gathering, compression
   and Equipment rental          86,000     140,000      40,000      68,000
 Interest income                 35,000      42,000      19,000      27,000
 Other                            3,000       6,000         -        49,000
                             ----------  ----------  ----------  ----------
    Total revenue               944,000   1,721,000      42,000   1,086,000
                             ----------  ----------  ----------  ----------

Expenses
 Lease operations               400,000     499,000     243,000     228,000
 Pipeline and rental operations  11,000      17,000       6,000       9,000
 Depreciation and amortization   71,000      93,000      36,000      37,000
 General and administrative     240,000     200,000     139,000     124,000
 Interest expense                 4,000      16,000       1,000       9,000
                             ----------  ----------  ----------  ----------
    Total Expenses              726,000     825,000     425,000     407,000
                             ----------  ----------  ----------  ----------
Income Before Income Tax        218,000     896,000      17,000     679,000
                             ----------  ----------  ----------  ----------

Current tax provision            56,000      80,000       6,000         -
Deferred tax provision              -           -           -           -
                             ----------  ----------  ----------  ----------
                                 56,000      80,000       6,000         -
                             ----------  ----------  ----------  ----------

Net Income (Loss)            $  162,000  $  816,000  $   11,000  $  679,000
                             ==========  ==========  ==========  ==========

Earnings (Loss) per Share
   Of Common Stock           $     0.02  $     0.11  $     0.00  $     0.09
                             ==========  ==========  ==========  ==========

Weighted Average Shares
  Outstanding                 7,525,804   7,525,804   7,525,804   7,525,804
                             ==========  ==========  ==========  ==========




The accompanying notes are an integral part of these statements.


                    SPINDLETOP OIL & GAS CO AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


	                                                 Six Months Ended
                                                   ------------------------
                                                    June 30        June 30
                                                      2002           2001
                                                   -----------  -----------
Cash Flows from Operating Activities
  Net Income (Loss)                                $  162,000   $  816,000
  Reconciliation of net income (loss)
   to net cash provided by (used for)
   Operating Activities
     Depreciation and amortization                     71,000       93,000
     Changes in accounts receivable                   (32,000)     (90,000)
     Changes in acct receivable, related party            -          8,000
     Changes in accounts payable                      181,000     (138,000)
     Changes in current taxes payable                  41,000      (20,000)
     Amortization of note discount                     (3,000)      16,000
                                                   -----------  -----------
Net cash provided by (used for) operating
  Activities                                          420,000      685,000
                                                   -----------  -----------


Cash flows from Investing Activities
  Capitalized acquisition, exploration
    and development costs                            (244,000)       5,000
                                                   -----------  -----------
Net cash provided by (used for) Investing
  Activities                                         (244,000)       5,000
                                                   -----------  -----------


Cash Flows from Financing Activities
  Reduction of notes payable to
    related party                                    (213,000)    (119,000)
                                                   -----------  -----------
Net cash provided by (used for) Financing
  Activities                                         (204,000)    (119,000)
                                                  -----------   -----------

Increase (decrease) in cash                           (37,000)     571,000
Cash at beginning of period                          2,323,000    1,585,000
                                                  -----------   -----------
Cash at end of period                             $ 2,286,000   $ 2,156,000
                                                  ===========   ===========



The accompanying notes are an integral part of these statements.







SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)



1. BASIS OF PRESENTATION AND ORGANIZATION

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company`s annual Form 10-K filing. Accordingly, the reader of this Form 10-Q may wish to refer to the Company`s Form 10-K for the year ended December 31, 2001 for further information.

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


2.  SUBSEQUENT EVENTS

Subsequent to June 30, 2002, the board of directors of the Company authorized the issuance of 55,667 shares of restricted common stock at a value of $.30 per share, along with payment of $17,800 cash and an option to purchase additional shares of restricted common stock of the Company in consideration for the purchase of an undivided 10% working interest (7.7% net revenue interest), in certain oil and gas leases covering 903 mineral acres in Tarrant County, Texas. The stock option agreement grants a one year option in which to purchase an additional 70,000 restricted shares of the Company`s common stock at cost of $.30 per share.


Item 2. - Management`s Discussion and Analysis of
	Financial Condition and Results of Operations

Results of Operations

Six months ended June 30, 2002 compared to six months ended June 30, 2001

Oil and gas revenues reported for the six months ended June 30, 2002 were $803,000, while the oil and gas revenues reported for the same period in 2001 were $1,461,000. The primary reason for the decline was a significant reduction in the average selling price of both oil and gas between the two periods. The average gas sales price for operated properties during the first six months of 2001 was $5.75 per mcf as compared with $2.81 per mcf for 2002, a 51% decrease between the two periods. The average sales price for oil for operated properties during the first six months of 2001 was $26.92 per bbl as compared with $22.41 per bbl in 2002, a 17% decrease between the two periods.

Gas production for operated properties during the first six months of 2002 decreased by approximately 7% as compared to operated gas production for the same period in 2001. Oil production for the first six months in 2002 increased by approximately 29%. Gas sales for the first six months of 2002 represented approximately 89% of total oil and gas revenue, while oil sales contributed approximately 11% of the total. As a result, the significant decrease in gas prices between the periods coupled with a slight decline in production, caused the decrease in reported oil and gas revenues.

Lease operations in the six months ended June 30, 2002 are slightly lower than in 2001, due to a reduction in work-over projects and the postponing of unnecessary maintenance projects. As natural gas prices fell during 2001 and continued to fall into the first half of 2002, the Company deferred several re-work projects as well as other capital expenditure and acquisition projects until future periods when gas prices increase and become more stable.

The depletion calculation for the six months ended June 30, 2002 is lower than that calculated in 2001 as the company re-evaluated and increased its proved oil and gas reserve quantities as of January 1, 2002. Production for the first half of 2002 is also slightly lower than the production for the same period in 2001, thus the percentage of reserves produced during the 1st half of 2002 is a smaller percentage of the overall reserve base, reducing the rate of depletion to be taken against the full cost pool of unamortized oil and gas assets.

Approximately $24,000 of the increase in General and administrative costs for the six months ended June 30, 2002 was due to an August, 2001 increase in management fees charged by a related entity which provides management, accounting and administrative services to the Company.

The decrease in interest expense for the six months ended June 30, 2002 compared to the same period in 2001, is due to the significant reduction of the principal amount of the note payable to a related party.






Three months ended June 30, 2002 compared to three months ended June 30,
2001

Oil and gas revenues reported for the three months ended June 30, 2002 are $375,000, which is $558,000 less than the $933,000 reported for the same period in 2001. The principal reason for the decline was a significant reduction in the average selling price of both oil and gas. The average gas sales price for operated properties during the three month period ended June 30, 2001 was $4.70 per mcf as compared with $3.28 per mcf for the same period in 2002,approximately a 30% decrease between the two periods. The average oil sales price for operated properties during the three months ended June 30, 2001 was $26.20 per bbl as compared with $24.79 per bbl in 2002, approximately a 5% decrease between the two periods.

Gas production for operated properties during the three months ended June 30, 2002 decreased by approximately 10% as compared to operated gas properties for the same period in 2001. Oil production for the three months ended June 30, 2002 increased by approximately 600 bbls or 72%. Gas sales for the 2nd quarter of 2002 represent approximately 94% of the total oil and gas sales whereas oil sales represent approximately 6% of the total. Therefore, the increased oil production had an insignificant effect on overall sales for the period.

In addition to the above, the 2nd quarter gas sales reported are approximately $104,000 less than gas revenue that was actually booked during the period due to timing of accruals. The Company had accrued this amount during the first quarter of 2002 in anticipation of the receipt of revenue from non-operated properties that applied to revenues from prior years and for revenue from a non-operated work-over well and development well completed during the 1st quarter of 2002. These revenues were actually received and booked during the 2nd quarter ending on June 30, 2002.

Approximately $12,000 of the increase in General and administrative costs for the three months ended June 30, 2002 was due to an August, 2001 increase in management fees charged by a related entity which provides management, accounting and administrative services to the Company.

The decrease in interest expense for the three months ended June 30, 2002 compared to the same period in 2001, is due to the significant reduction of the principal amount of the note payable to a related party.


Financial Condition and Liquidity

The Company`s operating capital needs, as well as its capital spending program are generally funded from cash flow generated by operations. Because future cash flow is subject to a number of variables, such as the level of production and the sales price of oil and natural gas, the Company can provide no assurance that its operations will provide cash sufficient to maintain current levels of capital spending. Accordingly, the Company may be required to seek additional financing from third parties in order to fund its exploration and development programs.









Part II - Other Information

	Item 6. - Exhibits and Reports on Form 8-K


Exhibit 99.1

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)


In connection with the Quarterly Report of Spindletop Oil & Gas Co. ("the Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), We, Chris G. Mazzini, President and Robert E. Corbin, Controller of the Company, hereby certify that to our knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or
78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  August 14, 2002	By: /s/	Chris G. Mazzini
			Chris G. Mazzini
			President


Date:  August 14, 2002	By: /s/	Robert E. Corbin
			Robert E. Corbin
			Controller






Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


	SPINDLETOP OIL & GAS CO.
		(Registrant)


Date:  August 14, 2002	By: /s/	Chris G. Mazzini
			Chris G. Mazzini
			President



Date:  August 14, 2002	By: /s/	Michelle H. Mazzini
			Mich	elle H. Mazzini
			Secretary



Date:  August 14, 2002	By: /s/	Robert E. Corbin
			Robert E. Corbin
			Controller