Form 10-Q
period 2002-09-30
SPINDLETOP OIL & GAS CO
filed 2002-11-15
CIK 867038

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarter ended September 30, 2002

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

                YES ___X___                         NO _______


As of September 30, 2002, 7,582,471 shares of the Company's common stock were issued and outstanding, and the aggregate market value of the voting stock held by non-affiliates of the company as of that date is not determinable since no significant public trading market has been established for the Company's common stock.




                  SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

                                  FORM 10-Q
                             SEPTEMBER 30, 2002

          Index to Consolidated Financial Statements and Schedules


                                                                       Page

Part I - Financial Information:

   Item 1. - Financial Statements

      Consolidated Balance Sheets
         September 30, 2002 (Unaudited) and December 31, 2001 . . . .  3-4

      Consolidated Statements of Income or Loss (Unaudited)
         Nine Months Ended September 30, 2002 and 2001
         Three Months Ended September 30, 2002 and 2001. . . . . .  .    5

	Consolidated Statements of Changes in
      Shareholders' Equity (Unaudited)
         Nine Months Ended September 30, 2002 and 2001
         Three Months Ended September 30, 2002 and 2001. . . . . .  .    6

      Consolidated Statements of Cash Flows (Unaudited)
         Nine Months Ended September 30, 2002 and 2001, and
         Three Months Ended September 30, 2002 and 2001. . .  . . . .    7

      Notes to Consolidated Financial Statements  . . . . . . . . . .    8

   Item 2. - Management`s Discussion and Analysis of Financial
      Condition and Results of Operations . . . . . . . . . . . . . . 9-10

   Item 4. - Controls and Procedures. . . . . . . . . . . . . . . . .   10


Part II - Other Information:

   Item 6. - Certification Pursuant to Section 906 of the
      Sarbanes-Oxley Act of 2002  . . . . . . . . . . . . . . . . . .   11




Part I - Financial Information

Item 1. - Financial Statements








                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                           As of
                                                --------------------------
                                                September 30   December 31
                                                   2002            2001
                                                -----------    -----------
                                                (Unaudited)
               ASSETS

Current Assets
   Cash                                         $ 2,235,000    $ 2,323,000
   Accounts receivable                              283,000        175,000
   Prepaid income tax                               139,000         89,000
                                                -----------    -----------
      Total Current Assets                        2,657,000      2,587,000
                                                -----------    -----------

Property and Equipment, at cost
   Oil and gas properties (full cost method)      3,618,000      3,224,000
   Rental equipment                                 404,000        397,000
   Gas gathering systems                            145,000        145,000
   Other property and equipment                      85,000         85,000
                                                -----------    -----------
                                                  4,252,000      3,851,000
Accumulated depreciation and amortization        (3,067,000)    (2,952,000)
                                                -----------    -----------
      Total Property and Equipment, net           1,185,000        899,000
                                                -----------    -----------

Total Assets                                    $ 3,842,000    $ 3,486,000
                                                ===========    ===========



       The accompanying notes are an integral part of these statements.



















                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS - (Continued)


                                                            As of
                                                --------------------------
                                                September 30   December 31
                                                    2002           2001
                                                -----------    -----------
                                                (Unaudited)

   LIABILITIES AND SHAREHOLDERS` EQUITY

Current Liabilities
   Accounts payable and accrued liabilities     $   481,000    $   358,000
   Notes payable, related party                      36,000        231,000
   Income tax payable                               107,000            -
   Tax savings benefit payable                       97,000         97,000
                                                -----------    -----------
         Total current liabilities                  721,000        686,000
                                                -----------    -----------

Notes payable, related party                         21,000         55,000
                                                -----------    -----------

Deferred income tax payable                         121,000        121,000
                                                -----------    -----------

Shareholders` Equity
   Common stock, $.01 par value; 100,000,000
      Shares authorized; 7,582,471 and
      7,525,804 shares issued and outstanding
      at September 30, 2002 and December 31,
      2001, respectively                             76,000         75,000
   Additional paid-in capital                       749,000        733,000
   Retained earnings                              2,154,000      1,816,000
                                                -----------    -----------
      Total Shareholders` Equity                  2,979,000      2,624,000
                                                -----------    -----------

Total Liabilities and Shareholders` Equity      $ 3,842,000    $ 3,486,000
                                                ===========    ===========






       The accompanying notes are an integral part of these statements.








                  SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                 (Unaudited)


                                   Nine Months Ended      Three Months Ended
                                     September 30            September 30
                                ----------------------  ----------------------
                                   2002        2001        2002        2001
                                ----------  ----------  ----------  ----------

Revenues
 Oil and gas revenue            $1,278,000  $1,901,000  $  475,000  $  440,000
 Revenue from lease operations      30,000      23,000      13,000       9,000
 Gas gathering, compression
   and Equipment rental            132,000     183,000      46,000      43,000
 Interest income                    61,000      65,000      26,000      23,000
 Other                              15,000      76,000      12,000      12,000
                                ----------  ----------  ----------  ----------
    Total revenue                1,516,000   2,248,000     572,000     527,000
                                ----------  ----------  ----------  ----------

Expenses
 Lease operations                  563,000     710,000     163,000     211,000
 Pipeline and rental operations     21,000      29,000      10,000      12,000
 Depreciation and amortization     115,000     141,000      44,000      48,000
 General and administrative        347,000     303,000     107,000     103,000
 Interest expense                   10,000      26,000       6,000      10,000
                                ----------  ----------  ----------  ----------
    Total Expenses               1,056,000   1,209,000     330,000     384,000
                                ----------  ----------  ----------  ----------
Income Before Income Tax           460,000   1,039,000     242,000     143,000
                                ----------  ----------  ----------  ----------

Current tax provision              122,000     243,000      66,000     163,000
Deferred tax provision                 -           -           -           -
                                ----------  ----------  ----------  ----------
                                   122,000     243,000      66,000         -
                                ----------  ----------  ----------  ----------

Net Income (Loss)               $  338,000  $  796,000  $  176,000  $  (20,000)
                                ==========  ==========  ==========  ==========

Earnings (Loss) per Share
   Of Common Stock fully
   Diluted                      $     0.04  $     0.11  $     0.02  $      -
                                ==========  ==========  ==========  ==========

Weighted Average Shares
  Outstanding                    7,557,819   7,525,804   7,620,804   7,525,804
                                ==========  ==========  ==========  ==========



       The accompanying notes are an integral part of these statements.


                  SPINDLETOP OIL & GAS CO AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (Unaudited)




                                  Common Stock        Additional
                            ------------------------    Paid-In     Retained
                               Shares       Amount      Capital     Earnings
                            -----------  -----------  -----------  -----------

Balance December 31, 2000     7,525,804  $    75,000  $   733,000  $ 1,040,000

Net Income (Loss)                   -            -            -        776,000
                            -----------  -----------  -----------  -----------

Balance December 31, 2001     7,525,804       75,000      733,000  $ 1,816,000

Issuance of 56,667 shares
of Common Stock for the
purchase of drilling
prospect                         56,667        1,000       16,000          -

Net Income for the nine
months ended September 30,
2002                               -             -            -        338,000
                            -----------  -----------  -----------  -----------

                              7,582,471  $    76,000  $   749,000  $ 2,154,000
                            ===========  ===========  ===========  ===========





       The accompanying notes are an integral part of these statements.




















                  SPINDLETOP OIL & GAS CO AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


	                                                Six Months Ended
                                                        September 30
                                                  ------------------------
                                                      2002         2001
                                                  -----------  -----------
Cash Flows from Operating Activities
  Net Income (Loss)                                $  338,000   $  796,000
  Reconciliation of net income (loss)
   to net cash provided by (used for)
   Operating Activities
     Depreciation and amortization                    115,000      141,000
     Changes in accounts receivable                  (108,000)      88,000
     Changes in acct receivable, related party            -          8,000
     Changes in accounts payable                      123,000     (177,000)
     Changes in current taxes payable                 107,000      (51,000)
     Amortization of note discount                    (10,000)     (39,000)
                                                  -----------  -----------
Net cash provided by (used for) operating
  Activities                                          515,000      868,000
                                                  -----------  -----------


Cash flows from Investing Activities
  Capitalized acquisition, exploration
    and development costs                            (401,000)     (56,000)
                                                  -----------  -----------
Net cash provided by (used for) Investing
  Activities                                         (401,000)     (56,000)
                                                  -----------  -----------


Cash Flows from Financing Activities
  Reduction of notes payable to
    related party                                    (219,000)     (85,000)
  Issuance of 56,667 shares of common stock            17,000          -
                                                  -----------  -----------
Net cash provided by (used for) Financing
  Activities                                         (202,000)     (85,000)
                                                  -----------  -----------

Increase (decrease) in cash                           (88,000)     727,000

Cash at beginning of period                         2,323,000    1,585,000
                                                  -----------  -----------
Cash at end of period                             $ 2,235,000  $ 2,312,000
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


2.  ISSUANCE OF COMMON STOCK

Effective July 23, 2002, the board of directors of the Company authorized the issuance of 56,667 shares of restricted common stock at a value of $.30 per share, along with payment of $17,800 cash and an option to purchase additional shares of restricted common stock of the Company in consideration for the purchase of an undivided 10% working interest (7.7% net revenue interest), in certain oil and gas leases covering 903 mineral acres in Tarrant County, Texas. The stock option agreement grants a one year option in which to purchase an additional 70,000 restricted shares of the Company`s common stock at cost of $.30 per share.


















Item 2. - Management`s Discussion and Analysis of
	Financial Condition and Results of Operations

Results of Operations

Nine months ended September 30, 2002 compared to nine months ended September 30, 2001

Oil and gas revenues reported for the nine months ended September 30, 2002 were $1,278,000, while the oil and gas revenues reported for the same period in 2001 were $1,901,000. The primary reason for the decline was a decline in the average selling price of both oil and gas between the two periods. The average gas sales price for operated properties during the first nine months of 2001 was $4.87 per mcf as compared with $2.97 per mcf for 2002, a 39% decrease between the two periods. The average sales price for oil for operated properties during the first nine months of 2001 was $26.22 per bbl as compared with $23.37 per bbl in 2002, a 10.8% decrease between the two periods.

Gas production for operated properties during the first nine months of 2002 was approximately 249,000 mcf as compared to operated gas production of approximately 289,000 mcf for the same period in 2001, a decrease of approximately 13.9%. Oil production for the first nine months in 2002 was approximately 3,100 bbls, a decrease of 12.9% over the approximate 3,500 bbls produced during the same period in 2001.

Gas sales for the first nine months of 2002 represented approximately 87% of total oil and gas revenue, while oil sales contributed approximately 13% of the total. As a result, the significant decrease in gas prices between the periods coupled with a slight decline in production, caused the decrease in reported oil and gas revenues.

Lease operations in the nine months ended September 30, 2002 are slightly lower than in 2001, due to a reduction in work-over projects and the postponing of unnecessary maintenance projects. As natural gas prices fell during 2001 and continued to fall into the first half of 2002, the Company deferred several re-work projects as well as other capital expenditure and acquisition projects until future periods when gas prices increase and become more stable.

The depletion calculation for the nine months ended September 30, 2002 is lower than that calculated in 2001 as the company re-evaluated and increased its proved oil and gas reserve quantities as of January 1, 2002. Production for the first three quarters of 2002 is also slightly lower than the production for the same period in 2001, thus the percentage of reserves produced during the first three quarters of 2002 is a smaller percentage of the overall reserve base, reducing the rate of depletion to be taken against the full cost pool of unamortized oil and gas assets.

Approximately $40,000 of the increase in general and administrative costs for the nine months ended September 30, 2002 was due to an August, 2001 increase in management fees charged by a related entity which provides management, accounting and administrative services to the Company.

The decrease in interest expense for the nine months ended September 30, 2002 compared to the same period in 2001, is due to the significant reduction of the principal amount of the note payable to a related party.


Three months ended September 30, 2002 compared to three months ended September 30, 2001

Oil and gas revenues reported for the three months ended September 30, 2002 are $475,000, which is $35,000 more than the $440,000 reported for the same period in 2001. The principal reason for the increase was an increase in the average selling price of both oil and gas for the third quarter of 2002 over the third quarter of 2001. Although the average gas prices for the first three quarters of 2002 decreased significantly over those of the first three quarters of 2001, the gas prices rallied a bit and were substantially the same as the average third quarter gas prices for the previous year. The average gas sales price for operated properties during the three month period ended September 30, 2001 was $3.08 per mcf as compared with $3.08 per mcf for the same period in 2002. The average oil sales price for operated properties during the three months ended September 30, 2001 was $26.22 per bbl as compared with $23.37 per bbl in 2002, approximately a 10.9% decrease between the two periods.

Gas production for operated properties during the three months ended September 30, 2002 decreased by approximately 26.9% as compared to operated gas properties for the same period in 2001. Oil production for the three months ended September 30, 2002 also decreased by approximately 854 bbls. Gas sales for the 3rd quarter of 2002 represent approximately 85.7% of the total oil and gas sales whereas oil sales represent approximately 14.3% of the total.

The decrease in interest expense for the three months ended September 30, 2002 compared to the same period in 2001, is due to the significant reduction of the principal amount of the note payable to a related party.


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



Item 4. - Controls and Procedures
Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, our Acting Principal Executive Officer and Acting Chief Financial Officer, believe our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective. There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, and there has not been any corrective action with regard to significant deficiencies and material weaknesses.






Part II - Other Information

	Item 6. - Exhibits and Reports on Form 8-K


Exhibit 99.1

                          CERTIFICATION PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                          (18 U.S.C. SECTION 1350)


In connection with the Quarterly Report of Spindletop Oil & Gas Co. ("the Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), We, Chris G. Mazzini, President and Acting Principal Executive Officer and
Robert E. Corbin, Controller and Acting Principal Financial Officer of the Company, hereby certify that to our knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  November 15, 2002                 By: /s/ Chris G. Mazzini
                                                 Chris G. Mazzini
                                                 President, Acting Principal
                                                 Executive Officer


Date:  November 15, 2002                 By: /s/ Robert E. Corbin
                                                 Robert E. Corbin
                                                 Controller, Acting Principal
                                                 Financial Officer




















                                 Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         SPINDLETOP OIL & GAS CO.
                                              (Registrant)


Date:  November 15, 2002                 By: /s/ Chris G. Mazzini
                                                 Chris G. Mazzini
                                                 President, Acting Principal
                                                 Executive Officer


Date:  November 15, 2002                 By: /s/ Michelle H. Mazzini
                                                 Michelle H. Mazzini
                                                 Secretary



Date:  November 15, 2002                 By: /s/ Robert E. Corbin
                                                 Robert E. Corbin
                                                 Controller, Acting Principal
                                                 Financial Officer





























                                CERTIFICATION

I, Chris Mazzini, Acting Principal Executive Officer of Spindletop Oil and Gas Co. ("the Company"), certify that:

1) I have reviewed this quarterly report on Form 10-Q of the Company;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) I am responsible for establishing and maintaining internal controls and procedures and have:

a) designed such internal controls to insure that material information relating to the company and its consolidated subsidiaries is made known to me by others within those entities, particularly for the periods presented in this quarterly report;

b) evaluated the effectiveness of the Company's internal controls as of a date within 90 days prior to the filing date of this quarterly report; and

c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on a date within 90 days prior to the filing date of this quarterly report;

5) I have disclosed to the Company's auditors and Audit Committee of the Board of directors (or persons fulfilling the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and













                          CERTIFICATION (continued)

6) I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Chris G. Mazzini



Chris G. Mazzini
Acting Principal Executive Officer
November 15, 2002









































                                CERTIFICATION

I, Robert E. Corbin, Acting Principal Financial Officer of Spindletop Oil and Gas Co. ("the Company"), certify that:

1) I have reviewed this quarterly report on Form 10-Q of the Company;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) I am responsible for establishing and maintaining internal controls and procedures and have:

a) designed such internal controls to insure that material information relating to the company and its consolidated subsidiaries is made known to me by others within those entities, particularly for the periods presented in this quarterly report;

b) evaluated the effectiveness of the Company's internal controls as of a date within 90 days prior to the filing date of this quarterly report; and

c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on a date within 90 days prior to the filing date of this quarterly report;

5) I have disclosed to the Company's auditors and Audit Committee of the Board of directors (or persons fulfilling the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and













                          CERTIFICATION (continued)

6) I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Robert E. Corbin



Robert E. Corbin
Acting Principal Financial Officer
November 15, 2002