Form 10-K
period 2002-12-31
SPINDLETOP OIL & GAS CO
filed 2003-03-31
CIK 867038

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC 20549

                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2002

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

                  YES   X                           NO


As of March 31, 2003, 7,607,471 shares of the Company's common stock were issued and outstanding, and the aggregate market value of the voting stock held by non-affiliates of the company as of that date is not determinable since no significant public trading market has been established for the Company's common stock.








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

The net crude oil and gas reserves of the Company as of December 31, 2002, were 153,000 barrels of oil and condensate and 16,275,000 MCF (thousand cubic feet) of natural gas. The Company owns rental equipment, including natural gas compressors, pumping units, natural gas dehydrators and other various pieces of oilfield production equipment. In addition, the Company, through PPL, owns approximately 26.1 miles of pipelines located in Texas, which are used for the gathering of natural gas. The Company's principal executive offices are located at 331 Melrose, Suite 102, Richardson, Texas. The telephone number is (972) 644-2581.

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

The name "Spindletop" has been used by Paul E. Cash since 1975 in conjunction with several previous oil and gas businesses in which he was engaged.
On July 13, 1990, SOG Utah was merged into PSE, and the name of the surviving company was changed to Spindletop Oil & Gas Co., a Texas corporation. In the merger, each shareholder of PSE received one-half share of the common stock of the surviving company, for each share of PSE owned prior to the merger. Each shareholder of SOG Utah received one and one-half shares of the common stock of the surviving company, for each share of SOG Utah owned prior to the merger.
 After the merger, the Company had 44,922,564 shares of common stock outstanding, 32,255,195 of which were owned by the shareholders of PSE and 12,667,369 by shareholders of SOG Utah. Shares issued to the former shareholders of SOG Utah have not been registered with the Securities and Exchange Commission but according to Rule 144-K these shares would automatically become free trading three years from date of issuance. The Company's management believes that all shares issued to the former shareholders of SOG Utah are now free trading in accordance with Rule 144-K.
On January 31, 1997, the Company effected a one for six reverse stock split. The Company reduced the authorized common shares from 150,000,000 to 100,000,000 and increased the par value from $.001 to $.01 per share.

On December 1, 1999, Giant Energy Corp. purchased controlling interest in Spindletop Oil & Gas Co. Giant purchased 5,860,889 shares of the Registrant's outstanding Common Stock and as of December 31, 2002 owns 77.3 percent of the Registrant's 7,582,471 shares of outstanding Common Stock. Chris Mazzini, President and Chairman of the Board of the Registrant, is sole owner of Giant.



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

The Company is also engaged in the gathering and marketing of natural gas through its subsidiary PPL. The Company owns 26.1 miles of pipelines and currently gathers approximately 807 MCF of gas per day. Gas is gathered for a fee. Substantially all of the gas gathered by the Company is gas produced from wells that the Company operates and in which it owns a working interest.

The Company is also engaged in the business of rental of oilfield production equipment. The equipment is comprised of pumping units, compressors, gas
dehydrators and related production equipment.   Substantially all of such
equipment is located on wells that the Company operates and in which it owns a working interest.

(ii) Patents, Licenses and Franchises
     --------------------------------
Oil and gas leases of the Company are obtained from the owner of the mineral estate. The leases are generally for a primary term of 1 to 5 years, and in some instances as long as 10 years, with the provision that such leases shall be extended into a secondary term and will continue during such secondary term as long as oil and gas are produced in commercial quantities or other operations are conducted on such leases as provided by the terms of the leases It is generally required that a delay rental be paid on an annual basis during the primary term of the lease unless the lease is producing. Delay rentals are normally $1.00 to $5.00 per net mineral acre.

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


(v) Dependence on Customers
    -----------------------
The following is a summary of significant purchasers of the oil and natural gas produced by the Company for the three-year period ended December 31, 2002:

                                               Year Ended December 31, (1)
                                            --------------------------------
               Purchaser                      2002        2001        2000
-----------------------------------------   --------    --------    --------
Cantera Resources                              22%         32%         23%
Devon Gas Services/Mitchell Marketing Co.      38%         41%         24%

(1)  Percent of Total Oil & Gas Sales


Gas is sold to numerous gas purchasers (such as Devon Gas Services, L.P., Cantera Resources, Reliant Energy and Duke Energy Field Services) under market sensitive, short-term contracts computed on a month to month basis. The Company currently has no hedged contracts.


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

A prospect is a geographical area designated by the Company for the purpose of searching for oil and gas reserves and reasonably expected by it to contain at least one oil or gas reservoir. The Company utilizes its own funds along with the issuance of common stock and options to purchase common stock in some cases, to acquire oil and gas leases covering the lands comprising the prospects. These leases are selected by the Company and are obtained directly from the landowners, as well as from land men, geologists, other oil companies, some of whom may be affiliated with the Company, and by direct purchase, farm-in, or option agreements. After an initial test well is drilled on a property, any subsequent development of such prospect will normally require the Company's participation for the development of the discovery.


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

(x)  Special Tax Provisions
---------------------------
See footnote 7 to Consolidated Financial Statements

(xi) Employees
     ---------
The Company, on its own account and through a management contract with its parent corporation, employs or contracts for the services of a total of 25 people. Six are full-time employees or contractors. The remainder are part-time contractors or employees.

(d) Financial information about foreign and domestic operations and export
(e) sales.

All of the Company's business is conducted domestically, with no export sales.








Item 2. Properties

Oil and Gas Properties
----------------------
The following table sets forth pertinent data with respect to the Company-owned oil and gas properties, all located within the continental United States, as estimated by the Company:

                                                  Year Ended December 31,
                                           ----------------------------------
                                               2002       2001        2000
                                           ----------- ----------- ----------
Gas and Oil Properties, net (1):

 Proved developed gas reserves-Mcf (2)      4,976,890   5,311,830   2,204,137
 Proved undeveloped gas reserves-Mcf (3)   11,297,690   1,097,690     628,986
                                          ----------- ----------- -----------
   Total proved gas reserves-Mcf           16,274,580   6,409,520   2,833,123
                                          =========== =========== ===========
 Proved Developed Crude Oil and
   Condensate reserves-Bbls (2)               152,994      42,970      18,971
 Proved Undeveloped crude oil and
   Condensate reserves-Bbls (3)                   -           -           -
                                          ----------- ----------- -----------
   Total proved crude oil and condensate
   Reserves-Bbls                              152,994      42,970      18,971
                                          =========== =========== ===========

                                                  Year Ended December 31,
                                          -----------------------------------
                                              2002        2001        2000
                                          ----------- ----------- -----------
Present Value of Estimated Future
  Net Reserves from proved reserves (4)(5)
    Developed                             $ 5,577,935 $ 3,365,450 $ 5,254,000
    Developed and Undeveloped              11,815,408   3,729,186   7,109,000


(1) The estimate of the net proved oil and gas reserves, future net revenues, and the present value of future net revenues.

(2) "Proved Developed Oil and Gas Reserves" are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

(3) "Proved Undeveloped Reserves" are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. See Footnote 17 to the Financial Statements, Supplemental Reserve Information (Unaudited), for further explanation of the increase for 2002.

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

The Company's working interests in exploration and development wells completed during the years indicated were as follows:

                                            Year Ended December 31,
                                --------------------------------------------
                                     2002            2001            2000
                               --------------  --------------  --------------
                                Gross    Net    Gross    Net    Gross    Net
                               ------  ------  ------  ------  ------  ------
Exploratory Wells:
  Productive                      -       -       -       -       -       -
  Non-Productive                  -       -       -       -       -       -
                               ------  ------  ------  ------  ------  ------
     Total                        -       -       -       -       -       -
                               ------  ------  ------  ------  ------  ------
Development Wells:
  Productive                    1.000    .125     -       -       -       -
  Non-Production                  -       -       -       -       -       -
                               ------  ------  ------  ------  ------  ------
    Total                         -       -       -       -       -       -
                               ------  ------  ------  ------  ------  ------
Total Exploration &
Development Wells:
  Productive                    1.000    .125     -       -       -       -
  Non-Productive                  -       -       -       -       -       -
                               ------  ------  ------  ------  ------  ------
  Total                           -       -       -       -       -       -
                               ======  ======  ======  ======  ======  ======


The following tables set forth additional data with respect to production from Company-owned oil and gas properties, all located within the continental United States:
                                       For the years ended December 31,
                               2002      2001      2000      1999      1998
                             --------  --------  --------  --------  --------
Oil and Gas Production, net:
 Natural Gas (Mcf)            499,081   472,728   479,769   277,834   350,566
Crude Oil & Condensate (Bbl)   9,553     9,229    10,111     6,986    13,304

Average Sales Price per Unit
Produced:
 Natural Gas ($/Mcf)          $  3.02   $  4.07   $  3.58   $  2.20  .$  1.97
 Crude Oil &
  Condensate($/Bbl)           $ 23.27   $ 25.19   $ 27.37   $ 16.70   $ 11.97

Average Production Cost per
 Equivalent Barrel (1)(2)     $  8.51   $  9.15   $  8.09   $  9.59   $  7.37

(1) Includes severance taxes and ad valorem taxes.
(2) Gas production is converted to equivalent barrels at the rate of six Mcf per barrel, representing relative energy content of natural gas to oil.

The Company owns producing royalties and overriding royalties under properties located in Texas. The revenue from these properties is not significant.

Current Activities - March 31, 2003:
------------------------------------
  Gross Wells in Process of Drilling                 -0-
  Net Wells in Process of drilling                   -0-
  Water floods in Process of Installation            -0-
  Pressure Maintenance Operations                    -0-

The Company is not aware of any major discovery or other favorable or adverse event that is believed to have caused a significant change in the estimated proved reserves since December 31, 2002.

Office Space:
-------------
The Company leases office space as follows:

   Location                         Square Feet         Lease Expires
-------------------                 -----------       -----------------
   Richardson, Texas                   3,833          February 28, 2004

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

The Company normally does not purchase and resell natural gas, but gathers gas for a fee. The fees charged in some cases are subject to regulations by the State of Texas and the Federal Energy Regulatory Commission. Average daily volumes of gas gathered by the pipelines owned by the Company was 807, 496, and 697 MCF per day for 2002, 2001, and 2000 respectively.

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

There is no amount of common stock that is subject to outstanding warrants to purchase, or securities convertible into, common stock of the Company. As of March 31, 2003, there were options outstanding to purchase up to 145,000 shares of common stock at an exercise price of $0.30 per share. These options expire beginning in July, 2003 through July, 2004. None of these options were granted to officers or employees of the Company.

On January 31, 1997, the Company effected a one for six reverse stock split. At that time, the Company reduced the authorized common shares from 150,000,000 to 100,000,000 and increased the par value from $.001 to $.01 per share.

The approximate number of record holders of the Company's Common Stock on March 31, 2002, was 630.

The Company has not paid any dividends since its reorganization and it is not contemplated that it will pay any dividends on its Common Stock in the foreseeable future. There are no financing agreements in place which restrict payment of dividends.

The Registrant currently serves as its own stock transfer agent and registrar.

























Item 6.  Selected Financial Data


The selected financial information presented should be read in conjunction with the consolidated financial statements and the related notes thereto.

                 -------------- For the years ended December 31, -----------
                      2002        2001        2000        1999        1998
                 ----------- ----------- ----------- ----------- -----------
Total Revenue    $ 2,084,000 	$ 2,610,000 $ 2,345,000 $ 1,072,000 $ 1,239,000
Net Income (Loss)    382,000.    776,000    .849,000.   (271,000)   (229,000)
Earnings per Share(1)  $ .05       $ .10       $ .11      ($ .04)     ($ .03)

                 --------------------- As of December 31, ------------------
                      2002        2001        2000        1999         1998
                 ----------- ----------- ----------- ----------- -----------
Total Assets     $ 3,629,000 $ 3,486,000 $ 2,909,000 $ 1,843,000 $ 1,793,000
Long-Term Debt           -        55,000     246,000     308,000         -

(1) After the 1 for 6 stock split discussed in Footnote 2 to the Consolidated
(2) Financial Statements.


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


Results of Operations:
----------------------

2002 Compared to 2001
---------------------
Oil and gas revenues decreased for the year 2002. This was due primarily to an approximate 26% decline in average gas prices from $4.07 per Mcf to $3.02 per Mcf. The decline in prices was partially offset by an increase in production which was due primarily to the acquisition of eight operated oil and gas properties during the last half of the year. These acquisitions offset a slight decline in production from properties existing at the beginning of the year. Natural gas production was approximately 499,000 Mcf and 472,000 Mcf for 2002 and 2001 respectively. Crude oil and condensate production was approximately 9,533 and 9,229 for 2002 and 2001 respectively.

The increase in revenue from lease operations this year was due to the addition of operated properties acquired during the year. The Company bills overhead in accordance with the operating agreements, and records as income the charges made to the non-operating interests.

Gas gathering and compression fee income decreased during 2002 as a result of a decrease in production from properties served by Prairie Pipeline Co. The decrease was a result of natural decline in production, but the Company also lost almost one full month of production from these wells due to a compressor failure. The Company charges a fee for transportation of gas from the well site to the purchaser's pipeline, and in some cases provides and charges for compression services.

Interest income is up due to the Company's policy of investing excess cash funds in higher earning money market accounts as opposed to checking accounts, as well as the higher level of cash balances earning interest in 2002 as compared to 2001.

Lease operating expenses were lower due to a decrease in work-over activity during the year as compared with 2001. Even though gas and oil prices generally rose during 2002, they never reached the average prices attained in 2001. As a result of general inflationary increases in the cost of repairs, maintenance, materials and supplies for the year, the Company opted to only work over wells necessary to hold leases, and tightened the belt, looking for ways to reduce operating expenses wherever possible.

Amortization of the full cost pot (depletion) was up in 2002 due to an increase in costs added to the full cost pot, the addition of reserves and the resulting increase in production for the year.

General and administrative expenses stayed essentially the same. The slight increase is due to an increase of $20,000 between 2002 and 2001 of a management fee charged by an affiliated entity. All other general and administrative expenses were held substantially the same as in 2001.

Interest expense decreased due to the accelerated amortization of the Note Discount in 2001, that was caused by a substantial prepayment of principal on the note to a related party and related amortization of the note discount.

The current income tax provision decreased as the Company's taxable income decreased ratably for 2002 as compared to the Company's net income before tax for 2002 and 2001.

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

The current income tax provision increased as a substantial portion of the Company's net operating loss carry forward expired or was used up during 2001, and the Company now needs to provide currently for federal income taxes due on its taxable net income.


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

Item 8. Consolidated Financial Statements and Schedules
 	  Index at page 21.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The accountants for the Company are Farmer, Fuqua & Huff, P.C., formerly Farmer, Fuqua, Hunt & Munselle, P.C., who have prepared audit reports for the years ended December 31, 2002, 2001, and 2000.

There have been no disagreements between the Company and Farmer, Fuqua, & Huff, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.












































                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

(a) and (b) The Directors and Executive Officers of the Company and certain information concerning them is set forth below:

      Name                    Age                     Position
      --------------------    ---      --------------------------------------
      Chris Mazzini           45       Chairman of the Board, Director and
                                         President
      Michelle Mazzini        41       Director, Vice President and Secretary
      Paul E. Cash            70       Director

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

Item 11.  Executive Compensation

(a) Cash Compensation
-----------------
For the year ended December 31, 2002, Mr. Mazzini did not take any salary from the Company. None of the Company's executive officers were paid cash compensation at an annual rate in excess of $100,000.

(b) Compensation Pursuant to Plan.
------------------------------
     None

(c) Other Compensation
------------------
Key employees and officers of the Company, may sometimes be assigned overriding royalty interests and/or carried working interest in prospects acquired by or generated by the Company. These interests normally vary from one-half to ten percent for each employee or officer. There is no set formula or policy for such program, and the frequency and amounts are largely controlled by the economics of each particular prospect.

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


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a) & (b) Security ownership of certain beneficial owners and managers
          ------------------------------------------------------------
The table below sets forth the information indicated regarding ownership of the Registrant's common stock, $.01 par value, the only outstanding voting securities, as of December 31, 2002 with respect to: (i) any person who is known to the Registrant to be the owner of more than five percent (5%) of the Registrant's common stock; (ii) the common stock of the Registrant beneficially owned by each of the directors of the Registrant and, (iii) by all officers and directors as a group. Each person has sole investment and voting power with respect to the shares indicated, except as otherwise set forth in the footnotes to the table.



                                                                 Pct Based On
                                                     Nature of    Outstanding
         Name and Address                Number      Beneficial    Percent of
          Of Beneficial Owner          of Shares     Ownership       Class
--------------------------------     -------------  -----------  ------------
Chris Mazzini                          5,900,543       Direct          78%
331 Melrose, Suite 102
Richardson, Texas 75080

Paul E. Cash                             308,468       Direct           4%
331 Melrose, Suite 102
Richardson, Texas 75080

All officers and directors
as a group                             6,209,011                       82%


(c) Changes in control
      ------------------
The Company is not aware of any arrangements or pledges with respect to its securities that may result in a change in control of the Company.


Item 13. Certain  Relationships and Related Transactions

(a) Transactions with management and others.
       None

(b) Certain Business Relationships

Key employees and officers of the Company, may sometimes be assigned overriding royalty interests and/or carried working interests in prospects acquired by or generated by the Company. These interests normally vary from one-half to ten percent for each employee or officer. There is no set formula or policy for such program, and the frequency and amounts are largely controlled by the economics of each particular prospect.


                                   PART IV


Item 14. - Controls and Procedures

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-K, our Acting Principal Executive Officer and Acting Chief Financial Officer, believe our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective. There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, and there has not been any corrective action with regard to significant deficiencies and material weaknesses.






Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this Report
    1. Independent Auditors' Report
       Consolidated Balance Sheets at December 31, 2002 and 2001 Consolidated Statements of Income for the years ended
December 31, 2002, 2001, and 2000
Consolidated Statements of Changes in Shareholders' Equity for
     the years ended December 31, 2002, 2001, and 2000
       Consolidated Statements of Cash Flows for the years ended
       	December 31, 2002, 2001, and 2000
       Notes to Consolidated Financial Statements
    2. Financial Statement Schedules required to be filed by Item 8 and Paragraph (d) of this Item 14
       Schedule II  Valuation and Qualifying Accounts
All other schedules have been omitted because they are not applicable or required under the rules of Regulation S-X or the information has been supplied in the consolidated financial statements or notes thereto. Such schedules and reports are at page 45 of this Report.
    3. The Exhibits are listed in the index of Exhibits Required by Item 601 of Regulation S-K at Item (c) below and included at page 45.

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


                            SPINDLETOP OIL & GAS CO.



Dated March 31, 2003


                                                By /s/ Chris Mazzini
                                                _____________________________
                                                Chris Mazzini
                                                President, Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following on behalf of the Company and in the capacities and on the dates indicated.




             Signatures               Capacity                      Dates

    Principal Executive Officers:

/s/ Chris Mazzini
__________________________________    President, Director      March 31, 2003
Chris Mazzini



/s/  Michelle Mazzini
__________________________________    Secretary, Director      March 31, 2003
Michelle Mazzini



/s/  Robert E. Corbin
__________________________________    Controller               March 31, 2003
Robert E. Corbin



/s/ Paul E. Cash
__________________________________    Director                 March 31, 2003
Paul E. Cash





                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
            Index to Consolidated Financial Statements and Schedules


                                                                         Page


Independent Auditors' Report                                               22

Consolidated Balance Sheets - December 31, 2002 and 2001                23-24

Consolidated Statements of Income for the years
   Ended December 31, 2002, 2001 and 2000                                  25

Consolidated Statements of Changes in Shareholders'
   Equity for the years ended December 31, 2002,2001, and 2000             26

Consolidated Statements of Cash Flows for the
years ended December 31, 2002, 2001 and 2000                               27

Notes to Consolidated Financial Statements                                 28

Schedules for the years ended December 31, 2002, 2001 and 2000
II - Valuation and Qualifying Accounts                                     43

All other schedules have been omitted because they are not applicable, not required, or the information has been supplied in the consolidated financial statements or notes thereto.




























                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Spindletop Oil & Gas Co.

We have audited the accompanying consolidated balance sheets of Spindletop Oil & Gas Co. (a Texas Corporation) and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spindletop Oil & Gas Co. and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with U.S. generally accepted accounting principles.

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



Plano, Texas
March 31, 2003










                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                      As of December 31,
                                                  --------------------------
                                                       2002          2001
                                                  -----------    -----------
                 ASSETS

Current Assets
  Cash                                            $ 2,046,000    $ 2,323,000
  Accounts receivable                                 274,000        175,000
  Prepaid income tax                                  109,000         89,000
                                                  -----------    -----------
    Total current assets                            2,429,000      2,587,000
                                                  -----------    -----------

Property and Equipment, at cost
  Oil and gas properties (full cost method)         3,936,000      3,224,000
  Rental equipment                                    399,000        397,000
  Gas gathering systems                               145,000        145,000
  Other property and equipment                         85,000         85,000
                                                  -----------    -----------
                                                    4,565,000      3,851,000
Accumulated depreciation and amortization          (3,230,000)    (2,952,000)
                                                  -----------    -----------
    Total property and equipment, net               1,335,000        899,000
                                                  -----------    -----------

Total Assets                                      $ 3,764,000    $ 3,486,000
                                                  ===========    ===========























       The accompanying notes are an integral part of these statements.


                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - (Continued)


                                                       As of December 31,
                                                  --------------------------
                                                      2002           2001
                                                  -----------    -----------

   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued liabilities            414,000    $   358,000
  Notes payable, related party                         42,000        231,000
  Tax savings benefit payable                          97,000         97,000
                                                  -----------    -----------
    Total current liabilities                         553,000        686,000
                                                  -----------    -----------


Notes payable, related party                              -           55,000
                                                  -----------    -----------

Deferred income tax payable                           179,000        121,000
                                                  -----------    -----------

Shareholders' Equity
  Common stock, $.01 par value; 100,000,000
     Shares authorized; 7,582,471 shares
     Issued and outstanding at
     December 31, 2002, 7,525,804 issued and
     Outstanding at December 31, 2001, and
     103,334 shares of Treasury Stock at
     December 31, 2002                                 76,000         75,000
  Additional paid-in capital                          776,000        733,000
  Treasury Stock at cost of $0.175 per share          (18,000)           -
  Retained earnings                                 2,198,000      1,816,000
                                                  -----------    -----------
    Total shareholders' equity                      3,032,000      2,624,000
                                                  -----------    -----------

Total Liabilities and Shareholders' Equity        $ 3,764,000    $ 3,486,000
                                                  ===========    ===========











      The accompanying notes are an integral part of these statements.


                  SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME


                                               Years Ended December 31,
                                        -----------------------------------
                                           2002         2001         2000
                                       -----------  -----------  -----------
Revenues
  Oil and gas revenue                  $ 1,733,000  $ 2,191,000  $ 1,994,000
  Revenue from lease operations             46,000       32,000       93,000
  Gas gathering, compression and
  Equipment rental                         176,000       19,000      161,000
  Interest income                           90,000       85,000       36,000
  Other                                     39,000       83,000       61,000
                                       -----------  -----------  -----------
    Total revenue                        2,084,000    2,610,000    2,345,000
                                       -----------  -----------  -----------

Expenses
  Lease operations                         790,000      930,000      729,000
  Pipeline and rental operations            25,000       36,000       29,000
  Depreciation and amortization            278,000      133,000      244,000
  General and administrative               467,000      438,000      310,000
  Interest expense                           9,000      111,000       30,000
                                       -----------  -----------  -----------
    Total expenses                       1,569,000    1,648,000    1,342,000
                                       -----------  -----------  -----------
Income before income tax                   515,000      962,000    1,003,000
                                       -----------  -----------  -----------

Current tax provision                       75,000      159,000       60,000
Deferred tax provision                      58,000       27,000       94,000
                                       -----------  -----------  -----------
                                           133,000      186,000      154,000
                                       -----------  -----------  -----------

Net income                             $   382,000  $   776,000  $   849,000
                                       ===========  ===========  ===========

Earnings per Share of Common Stock
  Basic                                    $  0.05      $  0.10      $  0.11
                                       ===========  ===========  ===========
  Diluted                                  $  0.05      $  0.10      $  0.11
                                       ===========  ===========  ===========

Weighted Average Shares Outstanding      7,582,471    7,525,804    7,525,804
                                       ===========  ===========  ===========
Diluted Shares Outstanding               7,727,471    7,525,804    7,525,804
                                       ===========  ===========  ===========




       The accompanying notes are an integral part of these statements.


                  SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                YEARS ENDED DECEMBER 31, 2002, 2001, and 2000


                                      Additional     Treasury
                      Common Stock     Paid-In         Stock       Retained
                     Shares   Amount   Capital    Shares  Amount   Earnings
                   --------- -------- ---------  ------- -------- ----------
Balance
December 31, 1999  7,252,804 $ 75,000 $ 733,000      -   $    -   $  191,000

Net Income               -        -         -        -        -      849,000
                   --------- -------- ---------  ------- -------- ----------

Balance
December 31, 2000  7,525,804   75,000   733,000      -        -    1,040,000

Net Income               -        -         -        -        -      776,000
                   --------- -------- ---------  ------- -------- ----------

Balance
December 31, 2001  7,525,804   75,000   733,000      -        -    1,816,000

Issuance of 56,667
shares of Common
Stock for the
purchase of a
drilling prospect     56,667    1,000    16,000      -       -           -

Issuance of options
to purchase Common
Stock                    -        -      27,000      -       -           -

Purchase of
Treasury Stock           -        -         -   103,334   18,000         -

Net Income               -        -         -       -        -       382,000
                   --------- -------- ---------  ------- -------- ----------

Balance
December 31, 2002  7,582,471 $ 76,000 $ 776,000  103,334 $ 18,000 $2,198,000
                   ========= ======== =========  ======= ======== ==========











       The accompanying notes are an integral part of these statements.


                    SPINDLETOP OIL & GAS CO AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Years Ended December 31,
                                       -----------  -----------  -----------
                                            2002         2001         2000
                                       -----------  -----------  -----------
Cash Flows from Operating Activities
  Net Income                           $   382,000  $   776,000  $   849,000
  Reconciliation of net income
    to net cash provided by
    Operating Activities
      Depreciation and amortization        278,000      133,000      244,000
      Amortization of note discount         (9,000)     (27,000)      30,000
      Decrease in accounts receivable -
        related party                          -          8,000          -
      Changes in accounts receivable       (99,000)     165,000      (22,000)
      Changes in prepaid income tax        (20,000)     (89,000)         -
      Changes in accounts payable           56,000     (114,000)      33,000
      Changes in current taxes payable         -        (60,000)      60,000
      Increase in deferred taxes payable    58,000       27,000       94,000
      Other                                    -            -         10,000
                                       -----------  -----------  -----------
Net cash provided by operating
  activities                               646,000      819,000    1,298,000
                                       -----------  -----------  -----------

Cash flows from Investing Activities
  Capitalized acquisition, exploration
    and development costs                 (670,000)     (23,000)     (61,000)
  Proceeds from sale of properties             -            -         64,000
  Purchase of property and equipment           -        (33,000)         -
                                       -----------  -----------  -----------
Net cash provided by (used for)
  investing activities                    (670,000)     (56,000)       3,000
                                       -----------  -----------  -----------

Cash Flows from Financing Activities
  Repayment of notes payable to
    related party                         (235,000)     (25,000)         -
	Purchase of 103,334 shares of
    treasury stock                         (18,000)         -            -
                                       -----------  -----------  -----------
Net cash used for financing
  activities                              (253,000)     (25,000)         -
                                       -----------  -----------  -----------

Increase (decrease) in cash               (277,000)     738,000    1,301,000

Cash at beginning of period              2,323,000    1,585,000      284,000
                                       -----------  -----------  -----------

Cash at end of period                  $ 2,046,000  $ 2,323,000  $ 1,585,000
                                       ===========  ===========  ===========

       The accompanying notes are an integral part of these statements.

                  SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION AND ORGANIZATION

Merger and Basis of Presentation
--------------------------------
On July 13, 1990, Prairie States Energy Co., a Texas corporation, (the Company)merged with Spindletop Oil & Gas Co., a Utah corporation (the Acquired Company).The name of Prairie States Energy Co. was changed to Spindletop Oil & Gas Co., a Texas corporation at the time of the merger.

Organization and Nature of Operations
-------------------------------------
The Company was organized as a Texas corporation in September 1985, in connection with the Plan of Reorganization ("the Plan"), effective September 9, 1985, of Prairie States Exploration, Inc., ("Exploration"), a Colorado corporation, which had previously filed for Chapter 11 bankruptcy. In connection with the Plan, Exploration was merged into the Company, with the Company being the surviving corporation. After giving effect to the stock split discussed in Note 2, up to a total of 166,667 of the Company's common shares may be issued to Exploration's former shareholders. As of December 31, 2002, 2001, and 2000, 122,436 shares have been issued to former shareholders in connection with the Plan.

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



3.  ACCOUNTS RECEIVABLE
                                                       December 31,
                                              ----------------------------
                                                   2002             2001
                                              ------------    ------------

         Trade                                $     49,000    $     49,000
         Accrued receivable                        255,000         156,000
                                              ------------    ------------
                                                   304,000         205,000

         Less: Allowance for losses                (30,000)        (30,000)
                                              ------------    ------------
                                              $    274,000    $    175,000
                                              ============    ============


4.  ACCOUNTS PAYABLE
                                                       December 31,
                                              ----------------------------
                                                   2002             2001
                                              ------------    ------------
         Trade payables                       $    185,000    $     78,000
         Production proceeds payable               229,000         276,000
         Other                                         -             4,000
                                              ------------    ------------
                                              $    414,000    $    358,000
                                              ============    ============





















5.  NOTES PAYABLE-RELATED PARTY
                                                         December 31,
                                                  --------------------------
                                                     2002            2001
                                                 ------------    ------------
Non-interest bearing note to Paul Cash,
due in minimum monthly installments of
$3,333 beginning January, 2001, with
unpaid principal due November, 2008,
based on an effective interest rate of
8.5%).  The note is not collateralized. (1) $          42,000    $    286,000

Less current maturities                                42,000         231,000
                                                 ------------    ------------
                                                 $        -      $     55,000
                                                 ============    ============

(1) This non-interest bearing note is payable in monthly installments of $3,333 or 10 percent of net oil and gas revenue, whichever is greater. Due to the high average price of oil and natural gas during the 3 months subsequent to December 31, 2002, it is anticipated that the remaining principal amount due on this note will be fully paid during 2003, therefore, the entire remaining balance has been classified as a current liability.

Principal maturities of notes payable as of December 31, 2002 are as follows:

                                   Year Ended
                                  December 31,         Amount
                                  -----------       ------------
                                     2002           $     42,000
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

Included in the accompanying balance sheets are the following amounts related to Mr. Cash:

                                                          December 31,
                                                  --------------------------
                                                     2002            2001
                                                 ------------    ------------
     Notes Payable, non-interest bearing         $     42,000    $    286,000
                                                 ============    ============

On August 30, 2001, the Company guaranteed a letter of credit issued by a bank for the benefit of an affiliated company in favor of the Railroad Commission of Texas. This letter of credit was issued in accordance with the filing of a P-5 Organization Report as required by the Texas Natural Resources Code in order to perform operations within the jurisdiction of the Railroad Commission of Texas. The letter of credit is dated August 30, 2001 and expired on February 1, 2003. This letter of credit has been extended to expire on February 1, 2004. In addition to the Company's guarantee, this letter of credit is also secured by a $100,000 certificate of deposit owned by the Company.


7. STOCK OPTIONS

During 2002, the Company entered into two stock option agreements with third-parties and issued stock options and other consideration to obtain interests in oil and gas properties. As of December 31, 2002 there were 145,000 shares of common stock reserved for issuance related to the stock option plans. The options granted under the stock option plans expire beginning July 2003-July 2004 and have an exercise price of $0.30 per share. The Company has elected to account for the options using FASB Statement 123, "Accounting for Stock-Based Compensation," (FAS No. 123) which requires the use of option valuation models. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumption ranges: risk free interest rates of 1 -2%, volatility factor of 170, and an expected life of 1 year - 1.5 years. Using the Black-Scholes option evaluation model, the weighted average value of the option granted during 2002 was $0.19, per option respectively. The effect of applying the fair value method of FAS No. 123 to the stock options granted during 2002 had a $26,850 effect which was applied to the oil and gas properties and will be amortized in the full cost method. These options had no dilutive effect on earnings per share.


8.  INCOME TAXES

The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 utilizes the liability method of computing deferred income taxes.

In connection with the Plan discussed in Note 1, the Company agreed to pay, in cash, to Exploration's unsecured creditors, as defined, one-half of the future reductions of Federal income taxes which were directly related to any allowed carryovers of Exploration's net operating losses and investment tax credits. Such payments are to be made on a pro-rata basis. Amounts incurred under this agreement, which are considered contingent consideration under APB No. 16, totaled $ -0-, $ -0-, and $ -0- in 2002, 2001 and 2000, respectively. As of December 31, 2002 the Company has not received a ruling from the Internal Revenue Service concerning the net operating loss and investment credit carryovers. Until the tax savings which result from the utilization of these carryforwards is assured, the Company will not pay to Exploration's unsecured creditors any of the tax savings benefit. As of December 31, 2002 and 2001, the Company owes $97,000 respectively to Exploration's unsecured creditors.

In calculating tax savings benefits described above, consideration was given to the alternative minimum tax, where applicable, and the tax effects of temporary differences, as shown below:







Income tax differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income in 2002, 2001 and 2000 as a result of the following:

                                              2002         2001        2000
                                           ----------  ----------  ----------
    Computed expected tax expense          $  180,000  $  272,000  $  351,000
    Miscellaneous timing differences         (105,000)    (57,000)    (18,000)
    Net operating loss carryforward               -       (56,000)   (273,000)
                                           ----------  ----------  ----------
                                           $   75,000  $  159,000  $   60,000
                                           ==========  ==========  ==========


Deferred income taxes reflect the effects of temporary differences between the tax bases of assets and liabilities and the reported amounts of those assets and liabilities for financial reporting purposes. Deferred income taxes also reflect the value of net operating losses, investment tax credits and an offsetting valuation allowance. The Company's total deferred tax assets and corresponding valuation allowance at December 31, 2002 and 2001 consisted of the following:

                                                          December 31,
                                                  --------------------------
                                                     2002            2001
                                                 ------------    ------------
    Deferred tax assets
      Investment tax credit carry forwards       $      1,000    $      1,000
      Depreciation, depletion and amortization        153,000         150,000
      Other, net                                        7,000           7,000
                                                 ------------    ------------
        Total                                         161,000         158,000

    Deferred tax liabilities
      Expired leasehold                               (41,000)        (41,000)
      Intangible drilling costs                      (299,000)       (238,000)
                                                 ------------    ------------
    Net deferred tax liability                       (179,000)       (121,000)
                                                 ============    ============

9. CASH FLOW INFORMATION

The Company does not consider any of its assets to meet the definition of a cash equivalent.

Net cash provided by operating activities includes cash payments for interest of $ -0-, $ -0- and $ -0- in 2002, 2001 and 2000, respectively. Also included are cash payments for taxes of $ -0- , $95,000, and $ -0- in 2002, 2001 and 2000, respectively.








Excluded from the Consolidated Statements of Cash Flows were the effects of certain non-cash investing and financing activities, as follows:

                                            2002         2001         2000
                                        -----------  -----------  -----------
    Purchase of oil and gas properties
      for common stock                  $    17,000  $       -    $       -
    Retirement of fixed assets                  -            -        121,000


10.  EARNINGS PER SHARE

Earnings per share ("EPS") are calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128), which was adopted in 1997 for all years presented. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. All calculations have been adjusted for the effects of the stock split discussed in Note 2. The adoption of SFAS 128 had no effect on previously reported EPS. Diluted EPS I s computed based on the weighted number of shares outstanding, plus the additional common shares that would have been issued had the options outstanding been exercised.


11.  CONCENTRATIONS OF CREDIT RISK

As of December 31, 2002, the Company had approximately $1,966,000 in accounts at one bank.


Most of the Company's business activity is located in Texas. Accounts receivable as of December 31, 2002 and 2001 are due from both individual and institutional owners of joint interests in oil and gas wells as well as purchasers of oil and gas. A portion of the Company's ability to collect these receivables is dependent upon revenues generated from sales of oil and gas produced by the related wells.


12. FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments at December 31, 2002 and 2001 follow:

                              ---------- 2002 ------- --------- 2001 --------
                                Carrying     Fair       Carrying     Fair
                                 Amount      Value       Amount      Value
                              ----------- ----------- ----------- -----------
    Cash                      $ 2,046,000 $ 2,046,000 $ 2,323,000 $ 2,323,000
    Accounts receivable           274,000     274,000     175,000     175,000
    Notes payable, related party   42,000      42,000     286,000     286,000


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

The Company has a $50,000 letter of credit with a bank in favor of the Railroad Commission of Texas issued in accordance with the filing of a P-5 Organization Report as required by the Texas Natural Resources Code in order to perform operations within the jurisdiction of the Railroad Commission of Texas. The letter of credit is dated August 30, 2001 and initially expired on February 1, 2003, but has subsequently been extended until February 1, 2004. This letter of credit is secured by a certificate of deposit in the amount of $100,000 issued by the same bank that issued the letter of credit. The $100,000 certificate of deposit is also used as security for a $50,000 letter of credit issued by an affiliated company in favor of the Railroad Commission of Texas in accordance with the filing of a P-5 Organization Report as required by the Texas Natural Resources Code in order to perform operations within the jurisdiction of the Railroad Commission of Texas.

In addition to the above, the Company has a $25,000 letter of credit with a bank in favor of the Oklahoma Corporation Commission in order to perform oil and gas operations in the State of Oklahoma. This letter of credit is dated November 21, 2002 and expires November 20, 2003. The letter of credit is secured by a $25,000 certificate of deposit issued by the same bank that issued the letter of credit.

Subsequent to December 31, 2002, Prairie Pipeline Co. and Spindletop Drilling Co. each obtained letters of credit from a second bank in the amounts of $25,000 and $50,000 respectively, in favor of the Railroad Commission of Texas issued in accordance with the filing of a P-5 Organization Report as required by the Texas Natural Resources Code in order to perform operations within the jurisdiction of the Railroad Commission of Texas. The letters of credit expire May 1, 2004 and April 1, 2004 respectively. Spindletop Drilling Co. also obtained a letter of credit from the same bank in the amount of $25,000 in favor of the Louisiana Office of Conservation as required by the State of Louisiana in order to provide financial security for the proper plugging and abandonment of oil and gas wells. This letter of credit expires on 12/31/2003. These three letters of credit are secured by the restriction of funds on deposit at the bank issuing the letters of credit.




14. ADDITIONAL OPERATIONS AND BALANCE SHEET INFORMATION

Certain information about the Company's operations for the years ended December 31, 2002, 2001, and 2000 follows.

Significant Oil and Gas Purchasers
----------------------------------

The Company's oil sales are made on a day to day basis at approximately the current area posted price. The loss of any oil purchaser would not have an adverse effect upon operations. The Company generally contracts to sell its natural gas to purchasers pursuant to short-term contracts. Additionally, some of the Company's natural gas not under contract is sold at the then current prevailing "spot" price on a month to month basis. Following is a summary of significant oil and gas purchasers during the three-year period ended December 31, 2002.

                                                Year ended December 31,
                                         ------------------------------------
           Purchaser                        2002         2001         2000
------------------------------           ----------   ----------   ----------

Cantera Resources                            22 %        32 %         23 %
Devon Gas Services/Mitchell Marketing Co.    38 %        41 %         24 %


There are no other customers of the Company that individually accounted for more than 10% of the Company's oil and gas revenues during the three years ended December 31, 2002.




























Certain revenues, costs and expenses related to the Company's oil and gas operations are as follows:

                                                 Year Ended December 31,
                                          -----------------------------------
                                              2002        2001        2000
                                          ----------- ----------- -----------
  Capitalized costs relating to oil
  and gas producing activities:

    Unproved properties                   $       -   $      -    $       -
    Proved properties                       3,910,000   3,224,000   3,202,000
                                          ----------- ----------- -----------
      Total capitalized costs               3,910,000   3,224,000   3,202,000

    Accumulated amortization               (2,683,000) (2,436,000) (2,334,000)
                                          ----------- ----------- -----------
      Total capitalized costs, net        $ 1,227,000 $   788,000 $   868,000
                                          =========== =========== ===========


                                                 Year Ended December 31,
                                          -----------------------------------
                                              2002        2001        2000
                                          ----------- ----------- -----------
Costs incurred in oil and gas property
acquisition, exploration and
development:
   Acquisition of properties              $   373,000 $    24,000 $    61,000
   Development costs                          295,000         -           -
                                          ----------- ----------- -----------
      Total costs incurred                $   668,000 $    24,000 $    61,000
                                          =========== =========== ===========


                                                 Year Ended December 31,
                                          -----------------------------------
                                              2002        2001        2000
                                          ----------- ----------- -----------
  Results of Operations from producing
  Activities:
    Sales of oil and gas                  $ 1,733,000 $ 2,191,000 $ 1,994,000
                                          ----------- ----------- -----------

    Production costs                          790,000     930,000     729,000
    Amortization of oil and gas
      Properties                              248,000     102,000     206,000
                                          ----------- ----------- -----------
    Total production costs                  1,038,000   1,032,000     935,000
                                          ----------- ----------- -----------
      Total net revenue                   $   695,000 $ 1,159,000 $ 1,059,000
                                          =========== =========== ===========






                                                 Year Ended December 31,
                                          -----------------------------------
                                              2002        2001        2000
                                          ----------- ----------- -----------
  Sales price per equivalent Mcf          $   3.11    $  4.15     $  3.69
                                          =========== =========== ===========

  Production costs per equivalent Mcf     $   1.42    $  1.76     $  1.35
                                          =========== =========== ===========

  Amortization per equivalent Mcf         $    .45    $   .19     $   .38
                                          =========== =========== ===========


                                                 Year Ended December 31,
                                          -----------------------------------
                                              2002        2001        2000
                                          ----------- ----------- -----------
Results of Operations from gas
gathering and equipment rental
activities:

    Revenue                               $   176,000 $   219,000 $   161,000
                                          ----------- ----------- -----------
    Operating expenses                         25,000      36,000      29,000
    Depreciation                               18,000      19,000      20,000
                                          ----------- ----------- -----------
      Total costs                              43,000      55,000      49,000
                                          ----------- ----------- -----------
        Total net revenue                 $   133,000 $   164,000 $   112,000
                                          =========== =========== ===========


15. BUSINESS SEGMENTS

The Company's two business segments are (1) oil and gas exploration, production and operations and (2) transportation and compression of natural gas, including related equipment rental. Management has chosen to organize the Company into the two segments based on the products or services provided. The following is a summary of selected information for these segments for the three-year period ended December 31, 2002:

                                                 Year Ended December 31,
                                          -----------------------------------
                                              2002        2001        2000
                                          ----------- ----------- -----------
Revenues: (3)
  Oil and gas exploration, production
    and operations                        $ 1,779,000 $ 2,223,000  $2,087,000
  Gas gathering, compression and
    equipment rental                          176,000     219,000     161,000
                                          ----------- ----------- -----------
                                          $ 1,955,000 $ 2,442,000 $ 2,248,000
                                          =========== =========== ===========



Depreciation, depletion and
Amortization expense:
  Oil and gas exploration, production
    and operations                        $   260,000 $   114,000 $   206,000
  Gas gathering, compression and
    equipment rental                           18,000      19,000      20,000
                                          ----------- ----------- -----------
                                          $   278,000 $   133,000 $   226,000
                                          =========== =========== ===========
Income from operations:
  Oil and gas exploration, production
    and operations                        $   729,000 $ 1,179,000 $ 1,152,000
  Gas gathering, compression and
    equipment rental                          133,000     164,000     112,000
                                          ----------- ----------- -----------
                                              862,000   1,343,000   1,264,000
Corporate and other (1)                      (480,000)   (567,000)   (415,000)
                                          ----------- ----------- -----------
Consolidated net income                   $   382,000 $   776,000 $   849,000
                                          =========== =========== ===========

Identifiable Assets:
  Oil and gas exploration, production
    and operations                        $ 1,271,000 $   820,000 $   868,000
  Gas gathering, compression and
    equipment rental                           64,000      80,000      98,000
                                          ----------- ----------- -----------
                                          $ 1,335,000 $   900,000 $   966,000
Corporate and other (2)                     2,320,000   2,586,000     648,000
                                          ----------- ----------- -----------
Consolidated total assets                 $ 3,655,000 $ 3,486,000 $ 1,843,000
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


16. SUPPLEMENTARY INCOME STATEMENT INFORMATION

The following items were charged directly to expense:

                                                 Year Ended December 31,
                                          -----------------------------------
                                              2002        2001        2000
                                          ----------- ----------- -----------
  Maintenance and repairs                 $     4,000 $    36,000 $   29,000
  Production taxes                            101,000     121,000    102,000
  Taxes, other than payroll and
    Income taxes                               27,000      40,000      9,000



17. SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

The Company's net proved oil and gas reserves as of December 31, 2002, 2001 and 2000 have been estimated by Company personnel in accordance with guidelines established by the Securities and Exchange Commission. Accordingly, the following reserve estimates were based on existing economic and operating conditions. Oil and gas prices in effect at December 31 of each year were used. Operating costs, production and ad valorem taxes and future development costs were based on current costs with no escalation.

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

Changes in Estimated Quantities of Proved Oil and Gas Reserves (Unaudited):

                                                    Crude Oil     Natural Gas
                                                       Bbls           Mcf
                                                  ------------   ------------
Quantities of Proved Reserves:
------------------------------
    Balance December 31, 1999                           22,562      1,910,744
      Sales of reserves in place                        (2,008)           -
      Acquired properties                                1,764        106,126
      Revisions of previous estimates                    6,764      1,296,022
      Production                                       (10,111)      (479,769)
                                                  ------------   ------------
    Balance December 31, 2000                           18,971      2,833,123
      Sales of reserves in place                           -          (18,825)
      Acquired properties                                  -            5,350
      Revisions of previous estimates                   33,228      4,062,600
      Production                                        (9,229)      (472,728)
                                                  ------------   ------------
    Balance December 31, 2001                           42,970      6,409,520
      Sales of reserves in place                           -              -
      Acquired properties                              116,662     10,439,648
      Extensions and discoveries                           -           51,615
      Revisions of previous estimates                    2,915       (127,122)
      Production                                        (9,553)      (499,081)
                                                  ------------   ------------

    Balance December 31, 2002                          152,994     16,274,580
                                                  ============   ============

Proved Developed Reserves:
--------------------------
    Balance December 31, 2000                           18,971      2,204,137
    Balance December 31, 2001                           42,970      5,311,830
    Balance December 31, 2002                          152,994      4,976,890





17.  SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED) - Continued

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

Future net cash flows were computed using the contract price, which was not escalated. Future production includes operating costs and taxes. No deduction has been made for interest, general corporate overhead, depreciation or amortization. The annual discount of estimated future net cash flows is defined, for use herein, as future cash flows discounted at 10% per year, over the expected period of realization.

During 2002, the Company acquired a 680 acre development block located within the Newark Barnett Shale Field in North Texas. There are proven and producing wells operated by companies other than the Company surrounding the prospect in every direction. The Company's internal engineering estimates project that gross gas reserves could exceed 1 BCF per well. The Company will be the project operator and intends to drill up to 17 wells on the prospect. The Company intends to sell portions of the individual wells to outside investors to help offset the cost of drilling and completing the wells. The sale of these partial interests will reduce the Company's ultimate portion of the recoverable reserves from this field.

In the Changes in Estimated Quantities of Proved Oil and Gas Reserves shown above, the Company has estimated that recoverable reserves attributable to the Company's current interest in the Newark Barnett Shale prospect is approximately 10,200 Mmcf of natural gas, and has recorded them as proved undeveloped reserves. These reserves are shown as additions for 2002 from acquired properties.

In the table shown below for Standardized measure of discounted future net cash flows related to proved reserves, the Company has included $33,150,000 as future production revenue and $17,901,000 as estimated future development and production costs related to the Newark Barnett Shale prospect. In the following table showing changes in the standardized measure of discounted future net cash flows, the Company has included in Purchase of reserves in place, $5,446,000 of future net revenue discounted at 10% relative to the Newark Barnett Shale prospect.

The Company emphasizes that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. It is reasonably possible that, because of changes in market conditions or the inherent imprecision of these reserve estimates, that the estimates of future cash inflows, future gross revenues, the amount of oil and gas reserves, the remaining estimated lives of the oil and gas properties, or any combination of the above may be increased or reduced in the near term. If reduced, the carrying amount of capitalized oil and gas properties may be reduced materially in the near term.


Standardized measure of discounted future net cash flows related to proved reserves:

                                               Year Ended December 31,
                                       --------------------------------------
                                           2002         2001         2000
                                       ------------ ------------ ------------

  Future production revenue            $ 56,535,000 $ 15,342,000 $ 16,488,000
  Future development costs              (14,621,000)    (621,000)    (253,000)
  Future production costs               (13,688,000)  (7,507,000)  (6,150,000)
                                       ------------ ------------ ------------
  Future net cash flow before
     Federal income tax                  28,226,000    7,214,000   10,085,000
  Future income taxes                    (4,234,000)  (2,453,000)  (1,513,000)
                                       ------------ ------------ ------------
  Future net cash flows                  23,992,000    4,761,000    8,572,000
  Effect of 10% annual discounting      (12,177,000)  (1,032,000)  (1,463,000)
                                       ------------ ------------ ------------
  Standardized measure of
     Discounted net cash flows         $ 11,815,000 $  3,729,000 $  7,109,000
                                       ============ ============ ============



Changes in the standardized measure of discounted future net cash flows:


                                               Year Ended December 31,
                                       --------------------------------------
                                           2002         2001         2000
                                       ------------ ------------ ------------

  Beginning of the year                $  3,729,000 $  7,109,000 $  1,604,000
    Oil and gas sales, net of
       production costs                    (943,000)  (1,261,000)  (1,265,000)
    Purchases of reserves in place        6,129,000       10,000       83,000
    Sales of reserves in place                  -        (34,000)     (13,000)
    Net change in prices, net of
       Production costs                   2,665,000   (2,700,000)   4,230,000
    Changes in production rates,
       Timing and other                  (2,083,000)    (868,000)  (1,482,000)
    Revisions of quantity estimate         (419,000)     739,000    5,305,000
    Effect of income tax                   (802,000)      23,000   (1,513,000)
    Accretion of discount                 3,539,000      711,000      160,000
                                       ------------ ------------ ------------
  End of year                          $ 11,815,000 $  3,729,000 $  7,109,000
                                       ============ ============ ============






                                                                  SCHEDULE II

                   SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000


                                Beginning    Costs &                 Ending
        Description              Balance    Expenses   Deductions    Balance
---------------------------    ----------  ----------  ----------  ----------
Allowance for
   Doubtful Accounts


    December 31, 2000          $  300,000  $   30,000  $  300,000  $   30,000
                               ==========  ==========  ==========  ==========

    December 31, 2001          $   30,000  $      -    $      -    $   30,000
                               ==========  ==========  ==========  ==========

    December 31, 2002          $   30,000  $      -    $      -    $   30,000
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











































Part II - Other Information

    Item 6. - Exhibits and Reports on Form 8-K


Exhibit 99.1

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)


In connection with the Annual Report of Spindletop Oil & Gas Co.
("the Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), We, Chris G. Mazzini, President and Acting Principal Executive Officer and Robert E. Corbin, Controller and Acting Principal Financial Officer of the Company, hereby certify that to our knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Date:  March 31, 2003                     By: /s/Chris G. Mazzini
                                                 --------------------
                                                 Chris G. Mazzini
                                                 President, Acting Principal
                                                   Executive Officer


Date:  March 31, 2003                     By: /s/Robert E. Corbin
                                                 --------------------
                                                 Robert E. Corbin
                                                 Controller, Acting Principal
                                                   Financial Officer















                                 Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          SPINDLETOP OIL & GAS CO.
                                (Registrant)


Date:  March 31, 2003                     By: /s/Chris G. Mazzini
                                                 Chris G. Mazzini
                                                 President, Acting Principal
                                                   Executive Officer


Date:  March 31, 2003                     By: /s/Michelle H. Mazzini
                                                 Michelle H. Mazzini
                                                 Secretary



Date:  March 31, 2003                     By: /s/Robert E. Corbin
                                                 Robert E. Corbin
Controller, Acting Principal
                                                   Financial Officer





























                                CERTIFICATION

I, Chris Mazzini, Acting Principal Executive Officer of Spindletop Oil and Gas Co. ("the Company"), certify that:

1) I have reviewed this annual report on Form 10-K of the Company;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) I am responsible for establishing and maintaining internal controls and procedures and have:

a) designed such internal controls to insure that material information relating to the company and its consolidated subsidiaries is made known to me by others within those entities, particularly for the periods presented in this annual report;

b) evaluated the effectiveness of the Company's internal controls as of a date within 90 days prior to the filing date of this annual report; and

c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on a date within 90 days prior to the filing date of this annual report;

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














                          CERTIFICATION (continued)

6) I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.


                                      /s/ Chris G. Mazzini
                                          --------------------
                                          Chris G. Mazzini
                                          Acting Principal Executive Officer
                                          March 31, 2003











































                                CERTIFICATION

I, Robert E. Corbin, Acting Principal Financial Officer of Spindletop Oil and Gas Co. ("the Company"), certify that:

1) I have reviewed this annual report on Form 10-K of the Company;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) I am responsible for establishing and maintaining internal controls and procedures and have:

a) designed such internal controls to insure that material information relating to the company and its consolidated subsidiaries is made known to me by others within those entities, particularly for the periods presented in this annual report;

b) evaluated the effectiveness of the Company's internal controls as of a date within 90 days prior to the filing date of this annual report; and

c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on a date within 90 days prior to the filing date of this annual report;

5) I have disclosed to the Company's auditors and Audit Committee of the Board of directors (or persons fulfilling the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other
c) employees who have a significant role in the Company's internal controls; and














                          CERTIFICATION (continued)

6) I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.


                                      /s/ Robert E. Corbin
                                          --------------------
                                          Robert E. Corbin
                                          Acting Principal Financial Officer
                                          March 31, 2003












1


51