Form 10-Q
period 2003-03-31
SPINDLETOP OIL & GAS CO
filed 2003-05-15
CIK 867038

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, DC 20549

                                 FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter ended March 31, 2003

                        Commission File No. 0-18774


                         SPINDLETOP OIL & GAS CO.
          (Exact name of registrant as specified in its charter)


                   Texas                                     75-2063001
     (State or other jurisdiction                       IRS Employer or ID #)
   of incorporation or organization)

 331 Melrose, Suite 102, Richardson, T                         75080
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

                                 FORM 10-Q
                              MARCH 31, 2003

         Index to Consolidated Financial Statements and Schedules



                                                                         Page

Part I - Financial Information:

  Item 1. - Financial Statements

    Consolidated Balance Sheets
       March 31, 2003 (Unaudited) and December 31, 2002 . . . . . . . . . 3-4

    Consolidated Statements of Income or Loss (Unaudited)
       Three Months Ended March 31, 2003 and 2002 . . . . . . . . . . . . . 5

    Consolidated Statements of Cash Flows (Unaudited)
       Three Months Ended March 31, 2003 and 2002 . . . . . . . . . . . . . 6

    Notes to Consolidated Financial Statements . . . . . . . . . . . . . .  7

  Item 2. - Management's Discussion and Analysis of Financial
    Condition and Results of Operations . . . . . . . . . . . . . . . . . . 8


Part II - Other Information:


























Part I - Financial Information

Item 1. - Financial Statements




                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                                              As of
                                                   --------------------------
                                                     March 31     December 31
                                                       2003           2002
                                                   (Unaudited)
                                                   -----------    -----------
                      ASSETS

Current Assets
  Cash                                             $ 2,265,000    $ 2,046,000
  Accounts receivable                                  451,000        274,000
  Prepaid income tax                                    17,000        109,000
                                                   -----------    -----------
    Total Current Assets                             2,733,000      2,429,000
                                                   -----------    -----------

Property and Equipment, at cost
  Oil and gas properties (full cost method)          3,909,000      3,936,000
  Rental equipment                                     399,000        399,000
  Gas gathering systems                                145,000        145,000
  Other property and equipment                          85,000         85,000
                                                   -----------    -----------
                                                     4,538,000      4,565,000
  Accumulated depreciation and amortization         (3,293,000)    (3,230,000)
                                                   -----------    -----------
    Total Property and Equipment, net                1,245,000      1,335,000
                                                   -----------    -----------

Total Assets                                       $ 3,978,000    $ 3,764,000
                                                   ===========    ===========


      The accompanying notes are an integral part of these statements.













                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - (Continued)


                                                              As of
                                                   --------------------------
                                                     March 31    December 31
                                                       2003          2002
                                                   (Unaudited)
                                                   -----------    -----------
       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued liabilities         $   369,000    $   414,000
  Notes payable, related party                          39,000         42,000
  Tax savings benefit payable                           97,000         97,000
                                                   -----------    -----------
    Total current liabilities                          505,000        553,000
                                                   -----------    -----------


Deferred income tax payable                            179,000        179,000
                                                   -----------    -----------

Shareholders' Equity
  Common stock, $.01 par value; 100,000,000
    Shares authorized; 7,607,471 shares
    issued and outstanding at March 31, 2003
    and 7,582,471 shares issued and outstanding
    at December 31, 2002.  103,334 shares of
    Treasury Stock at March 31, 2003 and
    December 31, 2002.                                  76,000         76,000
  Additional paid-in capital                           776,000        776,000
  Treasury Stock                                       (18,000)       (18,000)
  Retained earnings                                  2,460,000      2,198,000
                                                   -----------    -----------
    Total Shareholders' Equity                       3,294,000      3,032,000
                                                   -----------    -----------

Total Liabilities and Shareholders' Equity         $ 3,978,000    $ 3,764,000
                                                   ===========    ===========



      The accompanying notes are an integral part of these statements.












                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                (Unaudited)

                                                       Three Months Ended
                                                   --------------------------
                                                     March 31       March 31
                                                       2003           2002
                                                   -----------    -----------
Revenues
  Oil and gas revenue                               $  718,000      $ 428,000
  Revenue from lease operations                         16,000          9,000
  Gas gathering, compression and
    Equipment rental                                    42,000         46,000
  Interest income                                       30,000         16,000
  Other                                                  3,000          3,000
                                                   -----------    -----------
    Total revenue                                      809,000        502,000
                                                   -----------    -----------

Expenses
  Lease operations                                     269,000        157,000
  Pipeline and rental operations                         9,000          5,000
  Depreciation and amortization                         63,000         35,000
  General and administrative                           112,000        101,000
  Interest expense                                       2,000          3,000
                                                   -----------    -----------
    Total Expenses                                     455,000        301,000
                                                   -----------    -----------
Income (Loss) Before Income Tax                        354,000        201,000
                                                   -----------    -----------

Current tax provision                                   92,000         50,000
Deferred tax provision                                     -              -
                                                   -----------    -----------
                                                        92,000         50,000
                                                   -----------    -----------

Net Income (Loss)                                   $   262,000    $  151,000
                                                   ===========    ===========

Earnings (Loss) per Share of Common Stock
  Basic                                                 $ 0.03         $ 0.02
                                                   ===========    ===========
  Diluted                                               $ 0.03         $ 0.02
                                                   ===========    ===========

Weighted Average Shares Outstanding                  7,603,582      7,525,804
                                                   ===========    ===========
Diluted Shares Outstanding                           7,673,304      7,525,804
                                                   ===========    ===========


      The accompanying notes are an integral part of these statements.



                    SPINDLETOP OIL & GAS CO AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                       Three Months Ended
                                                   --------------------------
                                                     March 31       March 31
                                                       2003           2002
                                                   -----------    -----------
Cash Flows from Operating Activities
  Net Income (Loss)                                $   262,000    $   151,000
  Reconciliation of net income (loss)
    to net cash provided by (used for)
    Operating Activities
      Depreciation and amortization                     63,000         35,000
      Amortization of note discount                     (2,000)        (3,000)
      Changes in accounts receivable                  (177,000)      (117,000)
      Changed in prepaid income taxes                   92,000            -
      Changes in accounts payable                      (45,000)       118,000
      Changes in current taxes payable                     -           50,000
                                                   -----------    -----------
Net cash provided by (used for) operating
  Activities                                           193,000        234,000
                                                   -----------    -----------


Cash flows from Investing Activities
  Capitalized acquisition, exploration
  and development costs                                 27,000       (169,000)
                                                   -----------    -----------
Net cash provided by (used for) Investing
  Activities                                            27,000       (169,000)
                                                   -----------    -----------


Cash Flows from Financing Activities
  Reduction of notes payable to
  related party                                         (1,000)      (204,000)
                                                   -----------    -----------
Net cash provided by (used for) Financing
  Activities                                            (1,000)      (204,000)
                                                   -----------    -----------

Increase (decrease) in cash                            219,000       (139,000)

Cash at beginning of period                          2,046,000      2,323,000
                                                   -----------    -----------
Cash at end of period                              $ 2,265,000    $ 2,184,000
                                                   ===========    ===========



The accompanying notes are an integral part of these statements.




                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1. BASIS OF PRESENTATION AND ORGANIZATION

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended December 31, 2002 for further information.

The consolidated financial statements presented herein include the accounts of Spindletop Oil & Gas Co., a Texas corporation and its wholly owned subsidiaries, Prairie Pipeline Co., a Texas corporation and Spindletop Drilling Company, a Texas Corporation. All significant inter-company transactions and accounts have been eliminated.

In the opinion of management, the accompanying unaudited interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operations and changes in cash flows of the Company and its consolidated subsidiaries for the interim periods presented.

2. ISSUANCE OF COMMON STOCK AND STOCK OPTIONS

Effective October 7, 2002, the board of directors of the Company authorized the issuance of 25,000 shares of restricted common stock at a value of $0.30 per share, along with payment of cash, and an option to purchase an additional 75,000 shares of restricted common stock of the Company in consideration for the purchase of certain oil and gas leases in North Texas. The options granted under the stock option agreement expire in July, 2004.

The above options, along with options to acquire another 70,000 shares of common stock of the Company, which expire in July 2003, were accounted for in 2002, using FASB Statement 123, Accounting for Stock-Based Compensation, which had the effect of charging the oil and gas properties account with $26,850, which will be amortized using the full cost method of accounting.

As of March 31, 2003, none of the options to purchase 145,000 shares of the Company's common stock have been exercised, and none of the options have had a dilutive effect on earnings per share.

3.  EARNINGS PER SHARE

Earnings per share ("EPS") are calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128), which was adopted in 1997 for all years presented. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. All calculations have been adjusted for the effects of the stock split discussed in Note 2. The adoption of SFAS 128 had no effect on previously reported EPS. Diluted EPS is computed based on the weighted number of shares outstanding, plus the additional common shares that would have been issued had the options outstanding been exercised.

Item 2. - Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Results of Operations

2003 Compared to 2002

Oil and gas revenue increased for the three months ended March 31, 2003 as compared to the same period in 2002 due primarily to higher average prices. Gas prices spiked upward in the 1st Quarter of 2003, going from an average price of $4.05 per mcf in January 2003 to a high of $7.47 per mcf in March 2003. The average price received in the first three months of 2003 was $5.51 per mcf as compared to an average price for the first quarter of 2002 of $1.91
per mcf.   Oil prices also were higher in 2003 than in the previous year.
Average prices per barrel were $32.77 in 2003 compared to $19.91 in 2002.

In addition to price increases for natural gas and crude oil, oil production for the first quarter of 2003 significantly increased versus 2002 levels due to the acquisition of several operated oil properties during the 3rd and 4th quarters of 2002. These properties were on-line and being produced during the first three months of 2003.

Lease operations in the first quarter of 2003 are higher than in 2002, due to an increase in work-over projects. Work over projects that were postponed in 2002 due to decreased revenue from low product prices were put back on the schedule as prices and cash flow increased during the first quarter. In addition, the Company's total well count increased due to the acquisitions of additional oil and gas properties during the 2nd half of 2002.

The depletion calculation for the first quarter of 2003 is higher than that calculated in 2002. The Company has re-evaluated and increased its proved oil and gas reserve quantities, but at the same time increased the capitalized costs that are being amortized. In addition, production is up for the first quarter of 2003 due to the added properties.

General and administrative costs for the first quarter of 2003 were up slightly due to the increased administrative activity involved with evaluation of potential property purchases, and the resulting administrative and accounting work necessary to process new acquisitions and the related accounting.


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
















































Part II - Other Information

      Item 6. - Exhibits and Reports on Form 8-K



Exhibit 99.1

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)


In connection with the Annual Report of Spindletop Oil & Gas Co. ("the Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), We, Chris G. Mazzini, President and Acting Principal Executive Officer and Robert
E. Corbin, Controller and Acting Principal Financial Officer of the Company, hereby certify that to our knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  May 15, 2003                    By: /s/ Chris G. Mazzini
                                               Chris G. Mazzini
                                               President, Acting Principal
                                               Executive Officer


Date:  May 15, 2003                    By: /s/ Robert E. Corbin
                                               Robert E. Corbin
                                               Controller, Acting Principal
                                               Financial Officer

















                                 Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SPINDLETOP OIL & GAS CO.
                                             (Registrant)


Date:  May 15, 2003                    By: /s/ Chris G. Mazzini
                                               Chris G. Mazzini
                                               President, Acting Principal
                                               Executive Officer



Date:  May 15, 2003                    By: /s/ Michelle H. Mazzini
                                               Michelle H. Mazzini
                                               Secretary



Date:  May 15, 2003                    By: /s/ Robert E. Corbin
                                               Robert E. Corbin
                                               Controller, Acting Principal
                                               Financial Office




























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


/s/  Chris G. Mazzini



Chris G. Mazzini
Acting Principal Executive Officer
May 15, 2003









































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


/s/  Robert E. Corbin



Robert E. Corbin
Acting Principal Financial Officer
May 15, 2003