Form 10-Q
period 2003-06-30
SPINDLETOP OIL & GAS CO
filed 2003-08-20
CIK 867038

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, DC 20549

                                 FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                  Yes_______                           No ___X__


Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES ___X___                         NO _______


As of June 30, 2003, 7,607,471 shares of the Company's common stock were issued and outstanding, and the aggregate market value of the voting stock held by non-affiliates of the company as of that date is not determinable since no significant public trading market has been established for the Company's common stock.


                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

                                 FORM 10-Q
                               JUNE 30, 2003

         Index to Consolidated Financial Statements and Schedules



                                                                         Page

Part I - Financial Information:

   Item 1. - Financial Statements

      Consolidated Balance Sheets
         June 30, 2003 (Unaudited) and December 31, 2002                  3-4

      Consolidated Statements of Income or Loss (Unaudited)
         Six Months Ended June 30, 2003 and 2002
         Three Months Ended June 30, 2003 and 2002                          5

      Consolidated Statements of Cash Flows (Unaudited)
         Six Months Ended June 30, 2003 and 2002                            6

      Notes to Consolidated Financial Statements                            7

   Item 2. - Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                   8


Part II - Other Information:
























Part I - Financial Information

Item 1. - Financial Statements




                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                                             As of
                                                  --------------------------
                                                    June 30      December 31
                                                     2003           2002
                                                  (Unaudited)
                                                  -----------    -----------
                   ASSETS

Current Assets
   Cash                                           $ 2,596,000    $ 2,046,000
   Accounts receivable                                159,000        274,000
   Prepaid income tax                                      -         109,000
                                                  -----------    -----------
      Total Current Assets                          2,755,000      2,429,000
                                                  -----------    -----------

Property and Equipment, at cost
   Oil and gas properties (full cost method)        4,377,000      3,936,000
   Rental equipment                                   399,000        399,000
   Gas gathering systems                              145,000        145,000
   Other property and equipment                        85,000         85,000
                                                  -----------    -----------
                                                    5,006,000      4,565,000
Accumulated depreciation and amortization          (3,362,000)    (3,230,000)
                                                  -----------    -----------
      Total Property and Equipment, net             1,644,000      1,335,000
                                                  -----------    -----------

Other Assets                                            5,000            -
                                                  -----------    -----------
Total Assets                                      $ 4,404,000    $ 3,764,000
                                                  ===========    ===========


      The accompanying notes are an integral part of these statements.











                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS - (Continued)

                                                              As of
                                                  --------------------------
                                                    June 30      December 31
                                                      2003          2002
                                                  (Unaudited)
                                                  -----------    -----------
    LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued liabilities$          667,000    $   414,000
   Notes payable, related party                            -          42,000
   Income Tax Payable                                  45,000             -
   Tax savings benefit payable                         97,000         97,000
                                                  -----------    -----------
      Total current liabilities                       809,000        553,000
                                                  -----------    -----------


Deferred income tax payable                           179,000        179,000
                                                  -----------    -----------

Shareholders' Equity
   Common stock, $.01 par value; 100,000,000
      Shares authorized; 7,607,471 shares
      issued and outstanding at June 30, 2003
      and 7,582,471 shares issued and outstanding
      at December 31, 2002.  103,334 shares of
      Treasury Stock at June 30, 2003 and
      December 31, 2002                                76,000         76,000
   Additional paid-in capital                         776,000        776,000
   Treasury Stock                                     (18,000)       (18,000)
   Retained earnings                                2,582,000      2,198,000
                                                  -----------    -----------
      Total Shareholders' Equity                    3,416,000      3,032,000
                                                  -----------    -----------

Total Liabilities and Shareholders' Equity        $ 4,404,000    $ 3,764,000
                                                  ===========    ===========



      The accompanying notes are an integral part of these statements.











                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                (Unaudited)

                                 Six Months Ended       Three Months Ended
                              ----------------------  ----------------------
                                June 30     June 30     June 30     June 30
                                 2003        2002        2003        2002
                              ----------  ----------  ----------  ----------
Revenues
   Oil and gas revenue        $1,302,000  $  803,000  $  584,000  $  375,000
   Revenue from lease
      Operations                  37,000      17,000      21,000       8,000
   Gas gathering, compression
      and Equipment rental        71,000      86,000      29,000      40,000
   Interest income                54,000      35,000      24,000      19,000
   Other                           3,000       3,000          -          -
                              ----------  ----------  ----------  ----------
      Total Revenue            1,467,000     944,000     658,000     442,000
                              ----------  ----------  ----------  ----------
Expenses
   Lease operations              527,000     400,000     258,000     243,000
   Pipeline and rental
   Operations                     16,000      11,000       7,000       6,000
   Depreciation and
      Amortization               132,000      71,000      71,000      36,000
   General and administrative    252,000     240,000     140,000     139,000
   Interest expense                2,000       4,000         -         1,000
                              ----------  ----------  ----------  ----------
      Total Expenses             929,000     726,000     476,000     425,000
                              ----------  ----------  ----------  ----------
Income Before Income Tax         538,000     218,000     182,000      17,000
                              ----------  ----------  ----------  ----------

Current tax provision            154,000      56,000      61,000       6,000
Deferred tax provision               -           -           -           -
                              ----------  ----------  ----------  ----------
                                 154,000      56,000      61,000       6,000
                              ----------  ----------  ----------  ----------
Net Income                    $  384,000  $  162,000  $   121,000  $  11,000
                              ==========  ==========  ==========  ==========

Earnings (Loss) per Share
   of Common Stock
      Basic                   $     0.05  $     0.02  $     0.02  $      -
                              ==========  ==========  ==========  ==========
      Diluted                 $     0.05  $     0.02  $     0.02  $      -
                             ==========  ==========  	==========  ==========

Weighted Average Shares
   Outstanding                 7,605,537   7,525,804   7,603,582   7,525,804
                              ==========  ==========  ==========  ==========
   Diluted Shares
      Outstanding              7,750,399   7,525,804   7,748,304   7,525,804
                              ==========  ==========  ==========  ==========

      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                       Six Months Ended
                                                  --------------------------
                                                     June 30        June 30
                                                      2003           2002
                                                  -----------    -----------
Cash Flows from Operating Activities
  Net Income                                      $   384,000    $   162,000
    Reconciliation of net income
    to net cash provided by
      Operating Activities
        Depreciation and amortization                 132,000         71,000
        Amortization of note discount                  (3,000)        (3,000)
        Changes in accounts receivable                115,000        (32,000)
        Changes in prepaid income taxes               109,000            -
        Changes in accounts payable                   253,000        181,000
        Changes in current taxes payable               45,000         41,000
        Changes in other assets                        (5,000)           -
                                                  -----------    -----------
Net cash provided by operating
  activities                                        1,030,000        420,000
                                                  -----------    -----------


Cash flows from Investing Activities
  Capitalized acquisition, exploration
  and development costs                              (441,000)      (244,000)
                                                  -----------    -----------
Net cash (used for) Investing
 activities                                          (441,000)      (244,000)
                                                  -----------    -----------


Cash Flows from Financing Activities
  Reduction of notes payable to
    related party                                     (39,000)     (213,000)
                                                  -----------    -----------
Net cash (used for) Financing
  Activities                                          (39,000)      (213,000)
                                                  -----------    -----------

Increase (decrease) in cash                           550,000        (37,000)

Cash at beginning of period                         2,046,000      2,323,000
                                                   -----------    -----------
Cash at end of period                             $ 2,596,000    $ 2,286,000
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

Subsequent to June 30, 2003, options to purchase 70,000 shares of stock were exercised and 70,000 shares of common stock were issued. The 75,000 remaining options, which expire in July, 2004, do not have a dilutive effect on earnings per share.

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


Item 2. - Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Results of Operations

Six months ended June 30, 2003 compared to six months ended June 30, 2002

Oil and gas revenues reported for the first six months ended June 30, 2003 were $1,302,000, while the oil and gas revenues reported for the same period in 2002 were $803,000. The primary reason for the increase was a significant increase in the average selling price of both oil and gas between the two periods. The average gas sales price for operated properties during the first six months of 2003 was $5.84 per mcf as compared with $2.81 per mcf for 2002, a 107% increase between the two periods. The average sales price for oil for operated properties during the first six months of 2003 was $31.32 per bbl as compared with $22.41 per bbl in 2002, a 40% increase between the two periods.

Oil and gas production for the first six months of 2003 was higher than that in 2002, due primarily to the acquisition of over 25 producing oil and gas wells that the Company operates, since the third quarter of 2002. The majority of the wells acquired are oil wells, which have significantly increased the oil reserves of the Company.

The increase in lease operations is due to the additional operated wells that have been acquired. In addition, as the gas prices increased during the year, the Company increased the amount of work-over projects that needed to be done.

The depletion calculation for the first six months of 2003 is higher than that calculated in 2002. The company has re-evaluated and increased its proved oil and gas reserve quantities, but at the same time increased the capitalized costs that are being amortized as well as increase the provision for the amount of cost to develop proven but undeveloped reserves. In addition, production is up for the first six months of 2003 due to the added properties.


Three months ended June 30, 2003 compared to three months ended June 30, 2002

Oil and gas revenue increased for the three months ended June 30, 2003 as compared to the same period in 2003 due primarily to the higher average prices discussed above. Gas prices spiked upward in the 1st Quarter of 2003, and remained significantly higher for the 2nd quarter of 2003, than the average gas prices for the second quarter of 2002. The average price received for gas in the second quarter of 2003 was $5.74 compared with an average price of $3.41 for the second quarter of 2002. Oil prices averaged $28.91 in the second quarter of 2003, higher than the average price of $26.86 in the second quarter of 2002.

In addition to price increases for natural gas and crude oil, production for the second quarter of 2003 was slightly higher than in 2002 due to the purchase of several operating interests in both oil and gas properties during the third and fourth quarters of 2002, and the first quarter of 2003. These properties were on-line and being produced during the second quarter.

The increase in lease operations is due to the additional operated wells that have been acquired. In addition, as the gas prices increased during the year, the Company increased the amount of work-over projects that needed to be done.

The depletion calculation for the second quarter of 2003 is higher than that calculated in 2002. The company has re-evaluated and increased its proved oil and gas reserve quantities, but at the same time increased the capitalized costs that are being amortized. In addition, production is up for the second quarter of 2003 due to the added properties.


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



Part II - Other Information

Item 6. - Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit 31.1 - Certification Pursuant to Rules 13a-14 and 15d-14 Under the Securities Exchange Act of f1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Chris G. Mazzini, Acting Principal Executive Officer, filed herewith.

Exhibit 31.1 - Certification Pursuant to Rules 13a-14 and 15d-14 Under the Securities Exchange Act of f1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Robert E. Corbin, Acting Principal Financial Officer, filed herewith.

Exhibit 32.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)    Reports on Form 8-K - None


                                Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SPINDLETOP OIL & GAS CO.
                                                (Registrant)


Date:  August 19, 2003                    By: /s/ Chris G. Mazzini
                                              Chris G. Mazzini
                                              President, Acting Principal
                                              Executive Officer



Date:  August 19, 2003                    By: /s/ Michelle H. Mazzini
                                              Michelle H. Mazzini
                                              Secretary



Date:  August 19, 2003                    By: /s/ Robert E. Corbin
                                              Robert E. Corbin
                                              Controller, Acting Principal
                                              Financial Officer




























Exhibit 31.1


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

4) I am responsible for establishing and maintaining internal controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the company and its consolidated subsidiaries is made known to me by others within those entities, particularly for the periods presented in this quarterly report;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

c) evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation, and

d) disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and



5) I have disclosed based on my most recent evaluation of internal control over financial reporting, to the Company's auditors and Audit Committee of the Board of directors (or persons fulfilling the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal control which are reasonably likely to adversely affect the Company's ability to record, process, summarize, and report financial data; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.



/s/  Chris G. Mazzini



Chris G. Mazzini
Acting Principal Executive Officer
August 19, 2003








































Exhibit 31.2


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

4) I am responsible for establishing and maintaining internal controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the company and its consolidated subsidiaries is made known to me by others within those entities, particularly for the periods presented in this quarterly report;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

c) evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation, and

d) disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and



5. I have disclosed based on my most recent evaluation of internal control over financial reporting, to the Company's auditors and Audit Committee of the Board of directors (or persons fulfilling the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal control which are reasonably likely to adversely affect the Company's ability to record, process, summarize, and report financial data; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.



/s/  Robert E. Corbin



Robert E. Corbin
Acting Principal Financial Officer
August 19, 2003







































Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Spindletop Oil & Gas Co. ("the Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), We, Chris G. Mazzini, President and Acting Principal Executive Officer and Robert
E. Corbin, Controller and Acting Principal Financial Officer of the Company, hereby certify that to our knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  August 19, 2003                 By: /s/  Chris G. Mazzini
                                           Chris G. Mazzini
                                           President, Acting Principal
                                           Executive Officer


Date:  August 19, 2003                 By: /s/  Robert E. Corbin
                                           Robert E. Corbin
                                           Controller, Acting Principal
                                           Financial Officer