Form 10-Q
period 2003-09-30
SPINDLETOP OIL & GAS CO
filed 2003-11-19
CIK 867038

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, DC 20549

                                 FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter ended September 30, 2003
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

                  Yes______                           No ___X__


Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES ___X___                         NO _______


As of September 30, 2003, 7,677,471 shares of the Company's common stock were issued and outstanding, and the aggregate market value of the voting stock held by non-affiliates of the company as of that date is not determinable since no significant public trading market has been established for the Company's common stock.


                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

                                 FORM 10-Q
                            SEPTEMBER 30, 2003

         Index to Consolidated Financial Statements and Schedules



                                                                         Page

Part I - Financial Information:

  Item 1. - Financial Statements

    Consolidated Balance Sheets
      September 30, 2003 (Unaudited) and December 31, 2002. . . . . . . . 3-4

    Consolidated Statements of Income or Loss (Unaudited)
      Nine Months Ended September 30, 2003 and 2002
      Three Months Ended September 30, 2003 and 2002. . . . . . . . . . .   5

    Consolidated Statements of Cash Flows (Unaudited)
      Nine Months Ended September 30, 2003 and 2002 . . . . . . . . . . .   6

    Notes to Consolidated Financial Statements  . . . . . . . . . . . . .   7

  Item 2. - Management's Discussion and Analysis of Financial
    Condition and Results of Operations . . . . . . . . . . . . . . . . .   9


Part II - Other Information:




Part I - Financial Information

Item 1. - Financial Statements


















                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                                            As of
                                                  --------------------------
                                                  September 30   December 31
                                                      2003          2002
                                                  (Unaudited)
                                                  -----------    -----------
                 ASSETS

Current Assets
  Cash                                            $ 2,837,000    $ 2,046,000
  Accounts receivable, trade                          629,000        274,000
  Accounts receivable, other                          638,000            -
  Prepaid income tax                                      -          109,000
                                                  -----------    -----------
    Total Current Assets                            4,104,000      2,429,000
                                                  -----------    -----------

Property and Equipment, at cost
  Oil and gas properties (full cost method)         3,818,000      3,936,000
  Rental equipment                                    399,000        399,000
  Gas gathering systems                               145,000        145,000
  Other property and equipment                         85,000         85,000
                                                  -----------    -----------
                                                    4,447,000      4,565,000
Accumulated depreciation and amortization          (3,396,000)    (3,230,000)
                                                  -----------    -----------
    Total Property and Equipment, net               1,051,000      1,335,000
                                                  -----------    -----------

Other Assets                                            2,000            -
                                                  -----------    -----------
Total Assets                                      $ 5,157,000    $ 3,764,000
                                                  ===========    ===========


     The accompanying notes are an integral part of these statements.

















                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS - (Continued)


                                                             As of
                                                  --------------------------
                                                  September 30   December 31
                                                      2003          2002
                                                   (Unaudited)
                                                  -----------    -----------
    LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued liabilities        $   801,000    $   414,000
  Notes payable, related party                            -           42,000
  Income Tax Payable                                  177,000            -
  Tax savings benefit payable                          97,000         97,000
                                                  -----------    -----------
    Total current liabilities                       1,075,000        553,000
                                                  -----------    -----------


Deferred income tax payable                           179,000        179,000
                                                  -----------    -----------

Shareholders' Equity
  Common stock, $.01 par value; 100,000,000
    Shares authorized; 7,677,471 shares
    issued and outstanding at September 30, 2003
    and 7,582,471 shares issued and outstanding
    at December 31, 2002.  103,334 shares of
    Treasury Stock at September 30, 2003 and
    December 31, 2002                                  77,000         76,000
  Additional paid-in capital                          796,000        776,000
  Treasury Stock                                      (18,000)       (18,000)
  Retained earnings                                 3,048,000      2,198,000
                                                  -----------    -----------
    Total Shareholders' Equity                      3,903,000      3,032,000
                                                  -----------    -----------

Total Liabilities and Shareholders' Equity        $ 5,157,000    $ 3,764,000
                                                  ===========    ===========



      The accompanying notes are an integral part of these statements.











                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                        (Unaudited)

                                 Nine Months Ended      Three Months Ended
                                   September 30,           September 30,
                              ----------------------  ----------------------
                                 2003        2002        2003        2002
                              ----------  ----------  ----------  ----------
Revenues
  Oil and gas revenue         $2,368,000  $1,278,000  $1,066,000  $  475,000
  Revenue from lease
    Operations                    61,000      30,000      24,000      13,000
  Gas gathering, compression
      and Equipment rental        97,000     132,000      26,000      46,000
  Interest income                 84,000      61,000      30,000      26,000
  Other                            3,000      15,000         -        12,000
                              ----------  ----------  ----------  ----------
    Total Revenue              2,613,000   1,516,000   1,146,000     572,000
                              ----------  ----------  ----------  ----------
Expenses
  Lease operations               920,000     563,000     393,000     163,000
  Pipeline and rental
  Operations                      21,000      21,000       5,000      10,000
  Depreciation and
    Amortization                 166,000     115,000      34,000      44,000
  General and administrative     367,000     347,000     115,000     107,000
  Interest expense                 2,000      10,000         -         6,000
                              ----------  ----------  ----------  ----------
    Total Expenses             1,476,000   1,056,000     547,000     330,000
                              ----------  ----------  ----------  ----------
Income Before Income Tax       1,137,000     460,000     599,000     242,000
                              ----------  ----------  ----------  ----------

Current tax provision            287,000     122,000     133,000      66,000
Deferred tax provision               -           -           -           -
                              ----------  ----------  ----------  ----------
                                 287,000     122,000     133,000     66,000
                              ----------  ----------  ----------  ----------
Net Income                    $  850,000  $  338,000  $  446,000  $  176,000
                              ==========  ==========  ==========  ==========
Earnings per Share
  of Common Stock
    Basic                     $     0.11  $     0.04  $     0.06  $     0.02
                              ==========  ==========  ==========  ==========
    Diluted                   $     0.11  $     0.04  $     0.06  $     0.02
                              ==========  ==========  ==========  ==========
Weighted Average Shares
  Outstanding                  7,627,471   7,557,819   7,670,623   7,620,804
                              ==========  ==========  ==========  ==========
  Diluted Shares
    Outstanding                7,751,097   7,557,819   7,752,471   7,620,804
                              ==========  ==========  ==========  ==========


      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                       Nine Months Ended
                                                         September 30,
                                                  --------------------------
                                                      2003           2002
                                                  -----------    -----------
Cash Flows from Operating Activities
  Net Income                                      $   850,000    $   338,000
  Reconciliation of net income
    to net cash provided by
     operating Activities
      Depreciation and amortization                   166,000        115,000
      Amortization of note discount                    (2,000)       (10,000)
      Changes in accounts receivable                 (355,000)      (108,000)
      Changes in prepaid income taxes                 109,000        (50,000)
      Changes in accounts payable                     387,000        123,000
      Changes in current taxes payable                177,000        107,000
      Changes in other assets                          (2,000)           -
                                                  -----------    -----------
Net cash provided by operating
  activities                                        1,330,000        515,000
                                                  -----------    -----------


Cash flows from Investing Activities
  Capitalized acquisition, exploration
   and development costs                             (520,000)      (401,000)
                                                  -----------    -----------
Net cash (used for) investing
  activities                                         (520,000)      (401,000)
                                                  -----------    -----------


Cash Flows from Financing Activities
  Reduction of notes payable to
    related party                                     (40,000)      (219,000)
  Issuance of 56,667 shares of common stock               -           17,000
  Issuance of 70,000 shares of common stock            21,000            -
                                                  -----------    -----------
Net cash (used for) financing
  activities                                          (19,000)      (202,000)
                                                  -----------    -----------

Increase (decrease) in cash                           791,000        (88,000)

Cash at beginning of period                         2,046,000      2,323,000
                                                  -----------    -----------
Cash at end of period                             $ 2,837,000    $ 2,235,000
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

The consolidated financial statements presented herein include the accounts of Spindletop Oil & Gas Co., a Texas corporation and its wholly owned subsidiaries, Prairie Pipeline Co., a Texas corporation and Spindletop Drilling Company, a Texas corporation. All significant intercompany transactions and accounts have been eliminated

In the opinion of management, the accompanying unaudited interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operations and changes in cash flows of the Company and its consolidated subsidiaries for the interim periods presented

2.   ISSUANCE OF COMMON STOCK AND STOCK OPTIONS

Effective October 7, 2002, the board of directors of the Company authorized the issuance of 25,000 shares of restricted common stock at a value of $0.30 per share, along with payment of cash, and an option to purchase an additional 75,000 shares of restricted common stock of the Company in consideration for the purchase of certain oil and gas leases in North Texas The options granted under the stock option agreement expire in July, 2004

The above options, along with options to acquire another 70,000 shares of common stock of the Company, which expired in July 2003, were accounted for in 2002, using FASB Statement 123, Accounting for Stock-Based Compensation, which had the effect of charging the oil and gas properties account with $26,850, which will be amortized using the full cost method of accounting.

On July 9, 2003, options to purchase 70,000 shares of stock were exercised and 70,000 shares of common stock were issued. The 75,000 remaining options, which expire in July, 2004, do not have a dilutive effect on earnings per share.

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

4.  SALE OF OIL & GAS PROPERTIES

Effective August 1, 2003, the Company sold its working interest in a non-operated lease for a sales price of $735,000 and the proceeds of the sale were deposited with a third party intermediary that specializes in deferred like-kind exchanges under IRC Section 1031 (the "Exchanger"). The Exchanger holds the sales proceeds pending timely identification of and closing on the acquisition of potential qualifying like-kind replacement property. Subsequent to the initial transaction, the Company acquired various mineral interests from a third party for the sum of $97,000, and the acquisition price was paid out of the funds being held by the Exchanger. After 180 days, any funds not used to acquire qualifying properties will be returned to the Company, and the Company will recognize a taxable gain on the unused proceeds. It is management's intent to complete this transaction as a tax-free exchange in accordance with IRC Code Section 1031 within the 180 day deadline. As a result of management's intention, no estimate for income tax or tax liability has been established or provided for in the accompanying financial statements. In the event the transaction is not completed as a tax-free event, an additional income tax provision will be required.

The Exchanger is currently holding approximately $638,000 for the account of the Company. The transaction has been reported in the accompanying financial statements as an Other Account Receivable, with the net proceeds from the sale being credited to Oil and Gas Properties using the full cost method of accounting.


5.  CONSOLIDATED STATEMENTS OF CASH FLOW

Excluded from the accompanying consolidated statements of cash flows are the following non-cash activities:

                                                       Nine Months Ended
                                                         September 30,
                                                  --------------------------
                                                      2003           2002
                                                  -----------    -----------

Accounts Receivable, Other in exchange for:
  Sale of interest in non-operated
    oil & gas lease                               $   735,000    $       -
  Acquisition of various mineral interests            (97,000)           -
                                                  -----------    -----------
    Net non-cash activities                       $   638,000    $       -
                                                  ===========    ===========












Item 2. - Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Results of Operations

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

Oil and gas revenues reported for the first nine months ended September 30, 2003 were $2,368,000, while the oil and gas revenues reported for the same period in 2002 were $1,278,000. The primary reason for the increase was an increase in the average selling price of both oil and gas between the two periods. The average gas sales price during the first nine months of 2003 was approximately $5.22 per mcf as compared with approximately $3.47 per mcf for 2002, a 50.4% increase between the two periods. The average sales price for oil for operated properties during the first nine months of 2003 was approximately $26.88 per bbl as compared with approximately $19.18 per bbl in 2002, a 40.2% increase between the two periods.

Oil and gas production for the first nine months of 2003 was higher than that in 2002, due primarily to the acquisition of over 25 producing oil and gas wells that the Company operates, since the 3rd quarter of 2002. Production from these new acquisitions are fully reflected in the results of operations for the first nine months of 2003, whereas the properties were not acquired in the first nine months of 2002 and their production not reflected in the first nine months of 2002. The majority of the wells acquired are oil wells, which have significantly increased the oil reserves of the Company.

The increase in lease operations is due to the additional operated wells that have been acquired. In addition, as the gas prices increased during the year, the Company increased the amount of work-over projects that needed to be done.

The depletion calculation for the first six months of 2003 is higher than that calculated in 2002. The company has re-evaluated and increased its proved oil and gas reserve quantities, but at the same time increased the capitalized costs that are being amortized as well as increase the provision for the amount of cost to develop proven but undeveloped reserves. In addition, production is up for the first nine months of 2003 due to the added properties.

Three months ended September 30, 2003 compared to three months ended September 30, 2002

Oil and gas revenue increased for the three months ended September 30, 2003 as compared to the same period in 2002 due primarily to higher average prices discussed above. Gas prices spiked upward in the 1st Quarter of 2003, and remained significantly higher for the 2nd quarter and 3rd quarters of 2003, than the average gas prices for the 2nd quarter and 3rd quarters of 2002.
The average price received for gas in the 3rd quarter of 2003 was $4.95 compared with an average price of $4.70 for the 3rd quarter of 2002. Oil prices averaged $28.31 in the 3rd quarter of 2003, higher than the average price of $21.16 in the 3rd quarter of 2002.



In addition to price increases for natural gas and crude oil, production for the third quarter of 2003 was higher than in 2002 due to the purchase of several operating interests in both oil and gas properties during the 3rd and 4th quarters of 2002, and the 1st quarter of 2003. Production from these new acquisitions are fully reflected in the 3rd Quarter of 2003, whereas they were not acquired and their production not reflected in the 3rd quarter of 2002.

The increase in lease operations is due to the additional operated wells that have been acquired. In addition, as the gas prices increased during the year, the Company increased the amount of work-over projects that needed to be done.

The depletion calculation for the third quarter of 2003 is higher than that calculated in 2002. The company has re-evaluated and increased its proved oil and gas reserve quantities, but at the same time increased the capitalized costs that are being amortized. In addition, production is up for the third quarter of 2003 due to the added properties.



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


                                       SPINDLETOP OIL & GAS CO.
                                             (Registrant)


Date:  November 19, 2003               By: /s/ Chris G. Mazzini
                                           Chris G. Mazzini
                                           President, Acting Principal
                                           Executive Officer



Date:  November 19, 2003               By: /s/ Michelle H. Mazzini
                                           Michelle H. Mazzini
                                           Vice President, Secretary



Date:  November 19, 2003               By: /s/ Robert E. Corbin
                                           Robert E. Corbin
                                           Controller, Acting Principal
                                           Financial Officer




























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

4) I am responsible for establishing and maintaining internal controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have:

   a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision to ensure that material information relating to the company and its consolidated subsidiaries is made known to me by others within those entities, particularly for the periods presented in this quarterly report;

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



/s/  Chris G. Mazzini



Chris G. Mazzini
Acting Principal Executive Officer
November 19, 2003



































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



/s/  Robert E. Corbin



Robert E. Corbin
Acting Principal Financial Officer
November 19, 2003



































Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Spindletop Oil & Gas Co. ("the Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), We, Chris G. Mazzini, President and Acting Principal Executive Officer and Robert
E. Corbin, Controller and Acting Principal Financial Officer of the Company, hereby certify that to our knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  November 19, 2003                    By: /s/ Chris G. Mazzini
                                                Chris G. Mazzini
                                                President, Acting Principal
                                                Executive Officer


Date:  November 19, 2003                    By: /s/ Robert E. Corbin
                                                Robert E. Corbin
                                                Controller, Acting Principal
                                                Financial Officer