Form 10-K
period 2003-12-31
SPINDLETOP OIL & GAS CO
filed 2004-04-08
CIK 867038

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, DC 20549

                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2003
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

                   YES                               NO   X

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                   YES   X                           NO

As of March 30, 2004, 7,677,471 shares of the Company's common stock were issued and outstanding, and the aggregate market value of the voting stock held by non-affiliates of the company as of that date is not determinable since no significant public trading market has been established for the Company's common stock


                                  PART I

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

The net crude oil and gas reserves of the Company as of December 31, 2003, were 365,000 barrels of oil and condensate and 9,354,000 MCF (thousand cubic feet) of natural gas. The Company owns rental equipment, including natural gas compressors, pumping units, natural gas dehydrators and other various pieces of oilfield production equipment. In addition, the Company, through PPL, owns approximately 26.1 miles of pipelines located in Texas, which are used for the gathering of natural gas. Additionally, the Company purchased approximately 56 miles of pipeline located in Kansas, subsequent to year-end in January, 2004. The Company's principal executive offices are located at 331 Melrose, Suite 102, Richardson, Texas. The telephone number is (972) 644-2581.

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

Since the reorganization, the Company has engaged in the general oil and gas business, including exploration, development, and production of oil and gas, the rental of oilfield production equipment and the ownership and construction and operation of pipelines for the gathering and marketing of natural gas. SOG Utah was incorporated on August 15, 1975 as Main Street

                                   - 2 -
Equities, Inc., a Utah corporation. SOG Utah sold 5,000,000 shares of common stock in a public offering in 1976. Until 1981, the business of the company consisted of minor real estate operations. In October 1981 the name was changed to Aledo Oil and Gas Company, and in January 1983 the name was changed to Spindletop Oil & Gas Co.

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

On December 1, 1999, Giant Energy Corp. ("Giant") purchased controlling interest in Spindletop Oil & Gas Co. Giant purchased 5,860,889 shares of the Registrant's outstanding Common Stock and as of December 31, 2003 owns 76.9 percent of the Registrant's 7,677,471 shares of outstanding Common Stock. Chris Mazzini, President and Chairman of the Board of the Registrant, is the sole owner of Giant.


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


                                   - 3 -
(b) Financial information relating to Industry Segments
    ---------------------------------------------------
The Company has two identifiable business segments: exploration, development and production of oil and natural gas, and gas gathering and oil field equipment rental. Footnote 15 to the Consolidated Financial Statements filed herein sets forth the relevant information regarding revenues, income from operations and identifiable assets for these segments.

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

The Company is also engaged in the gathering and marketing of natural gas through its subsidiary PPL, which owns 26.1 miles of pipelines and currently gathers approximately 713 MCF of gas per day. Gas is gathered for a fee. Substantially all of the gas gathered by the Company is gas produced from wells that the Company operates and in which it owns a working interest. Subsequent to year-end, the Company acquired an approximate 56 mile inactive gas gathering system in South Central Kansas. The Company plans to reactivate this pipeline to gather and transport some of it own gas and third party gas.

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

The Company currently holds interests in producing and non-producing oil and gas leases. The existence of the oil and gas leases and the terms of the oil and gas leases are important to the business of the Company because future additions to reserves will come from oil and gas leases currently owned by the Company, and others that may be acquired, when they are proven to be

                                   - 4 -
productive. The Company is continuing to purchase oil and gas leases in areas where it currently has production, and also in other areas.

    (iii) Seasonality
          -----------
The Company's oil and gas activities generally are conducted on a year round basis with only minor interruptions caused by weather, equipment and labor issues.

    (iv) Working Capital Items
         ---------------------
The Company finances the majority of its operations, including the purchase of oil and gas leases, the development of wells, the construction of pipelines and acquisition of oil field rental equipment from its internal working capital as well as some borrowings.

    (v) Dependence on Customers
        -----------------------
The following is a summary of significant purchasers from oil and natural gas produced by the Company for the three-year period ended December 31, 2003:

                                                Year Ended December 31, (1)
                                             --------------------------------
        Purchaser                              2003        2002        2001
-----------------------------------------    --------    --------    --------
Cantera Resources                               17%         22%         32%
Devon Gas Services/Mitchell Marketing Co.       20%         38%         41%
Shell Trading (US) Company                       9%          -           -
LIG Chemical Company                             9%          -           -
Plains Marketing, L.P.                           7%          -           -

        (1)  Percent of Total Oil & Gas Sales

Oil and Gas is sold to approximately 100 different purchasers (such as Devon Gas Services, L.P., Enbridge Energy Partners (formerly Cantera Resources, Inc.), Plains Marketing, L.P., Eastex Crude Company, Shell Trading (US) Company, Dynegy Midstream Services, Empire Pipeline Corporation, LIG Chemical Company, and Duke Energy Field Services) under market sensitive, short-term contracts computed on a month to month basis.

Except as set forth above, there are no other customers of the Company that individually accounted for more than 5% of the Company's oil and gas revenues during the three years ended December 31, 2003.

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


                                   - 5 -
The market prices received for the Company's products depend on a number of factors beyond the control of the Company, including consumer demand, worldwide availability, transportation facilities, and United States and foreign government regulation of exports, imports, production and prices. Widely fluctuating prices for oil and gas over recent years have had a direct effect on the profitability of the Company's operations.

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


                                   - 6 -
    (ix) Additional Government Regulation
         --------------------------------
In addition to environmental regulations, the production and sale of oil and gas is subject to regulation by Federal, State and local governmental authorities and agencies. Such regulations encompass matters such as the location and spacing of wells, the prevention of waste, the rate of production, the sale price of certain oil and gas, conservation, and safety.

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

    (x) Special Tax Provisions
        ----------------------
See footnote 8 to Consolidated Financial Statements

    (xi) Employees
         ---------
The Company, on its own account and through a management contract with its parent corporation, employs or contracts for the services of a total of 39 people. Eight are full-time employees or contractors. The remainder are part-time contractors or employees.



                                   - 7 -
(d) Financial information about foreign and domestic operations and export sales.

All of the Company's business is conducted domestically, with no export sales.

Item 2. Properties

Oil and Gas Properties
----------------------
The following table sets forth pertinent data with respect to the Company-owned oil and gas properties, all located within the continental United States, as estimated by the Company:
                                                Year Ended December 31,
                                          -----------------------------------
                                              2003        2002        2001
                                          ----------- ----------- -----------
Gas and Oil Properties, net (1):
  Proved developed gas reserves-Mcf (2)     4,978,000   4,977,000   5,312,000
  Proved undeveloped gas reserves-Mcf (3)   4,375,000  11,298,000   1,098,000
                                          ----------- ----------- -----------
    Total proved gas reserves-Mcf           9,353,000  16,275,000   6,410,000
                                          =========== =========== ===========
  Proved Developed Crude Oil and
    Condensate reserves-Bbls (2)              365,000     153,000      43,000
  Proved Undeveloped crude oil and
    Condensate reserves-Bbls (3)                  -           -           -
                                          ----------- ----------- -----------
    Total proved crude oil and condensate
      Reserves-Bbls                           365,000     153,000      42,970
                                          =========== =========== ===========

                                                Year Ended December 31,
                                          -----------------------------------
                                              2003        2002        2001
                                          ----------- ----------- -----------
Present Value of Estimated Future
  Net Reserves from proved reserves (4)(5)
    Developed                             $10,726,000 $ 5,578,000 $ 3,365,000
    Developed and Undeveloped              16,832,000  11,815,000   3,729,000

(1) The estimate of the net proved oil and gas reserves, future net revenues, and the present value of future net revenues.

(2) "Proved Developed Oil and Gas Reserves" are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

(3) "Proved Undeveloped Reserves" are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. See Footnote 18 to the Financial Statements, Supplemental Reserve Information (Unaudited), for further explanation of the changes for 2001 through 2003.

(4) "Estimated Future Net Revenues" are computed by applying current prices

                                   - 8 -
of oil and gas, less the estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves.

(5) "Present Value of Estimated Future Net Revenues" is computed by discounting the Estimated Future Net Revenues at the rate of ten percent (10%) per year in accordance with the Securities and Exchange Commission Rules and Regulations.

The Company's working interests in exploration and development wells completed during the years indicated were as follows:

                                              Year Ended December 31,
                                    -----------------------------------------
                                         2003          2002          2001
                                    ------------- ------------- -------------
                                     Gross   Net   Gross   Net   Gross   Net
                                    ------ ------ ------ ------ ------ ------
Exploratory Wells:
  Productive                           -      -      -      -      -      -
  Non-Productive                       -      -      -      -      -      -
                                    ------ ------ ------ ------ ------ ------
       Total                           -      -      -      -      -      -
                                    ------ ------ ------ ------ ------ ------
Development Wells:
  Productive                         2.000   .765  1.000   .125    -      -
  Non-Productive                       -      -      -      -      -      -
                                    ------ ------ ------ ------ ------ ------
       Total                         2.000   .765  1.000   .125    -      -
                                    ------ ------ ------ ------ ------ ------
Total Exploration & Development
Wells:
  Productive                         2.000   .765  1.000   .125    -      -
  Non-Productive                       -      -      -     -       -      -
                                    ------ ------ ------ ------ ------ ------
                                     2.000   .765  1.000   .125    -      -
                                    ====== ====== ====== ====== ====== ======


The following tables set forth additional data with respect to production from Company-owned oil and gas properties, all located within the continental United States:
                                     For the years ended December 31
                             ------------------------------------------------
                               2003      2002      2001      2000      1999
                             --------  --------  --------  --------  --------

Oil and Gas Production, net:
  Natural Gas (Mcf)           540,799   499,081   472,728   479,769   277,834
  Crude Oil & Condensate (Bbl) 28,747     9,553     9,229    10,111     6,986

Average Sales Price per Unit
 Produced:
  Natural Gas ($/Mcf)         $  4.33   $  3.02   $  4.07   $  3.58   $  2.20
  Crude Oil & Condensate($/Bbl)$25.14   $ 23.27   $ 25.19   $ 27.37   $ 16.70


                                   - 9 -
Average Production Cost per
  Equivalent Barrel (1)(2)   $  10.41   $  8.51   $  9.15   $  8.09   $  9.59


(1)  Includes severance taxes and ad valorem taxes.
(2) Gas production is converted to equivalent barrels at the rate of six Mcf per barrel, representing relative energy content of natural gas to oil.

The Company owns producing royalties and overriding royalties under
properties located in Texas and other states.   The revenue from these
properties is not significant.

Current Activities - March 30, 2004:
------------------------------------
      Gross Wells in Process of Drilling          -1-
      Net Wells in Process of drilling            -0-
      Water floods in Process of Installation     -0-
      Pressure Maintenance Operations             -0-

The Company is not aware of any major discovery or other favorable or adverse event that is believed to have caused a significant change in the estimated proved reserves since December 31, 2003.

The Company currently has leases covering in excess of 5,000 acres in Parker, Denton, Wise Jack, Tarrant and Hood Counties, Texas (currently held by production), that the Company believes may have drilling locations in the Barnett Shale Formation. The Company has not included any of these potential locations in its calculation of proven undeveloped oil and gas reserves, although it believes that the Barnett Shale Formation underlying this lease acreage may be productive.

Effective August 1, 2003, the Company sold its working interest in a non-operated property for a sales price of $735,000. On August 18, 2003, the proceeds of the sale were deposited directly from the purchaser into the account of a third party intermediary (the "Exchanger") that specializes in deferred like-kind exchanges under IRC Section 1031. The Exchanger holds the sales proceeds pending timely identification of and the closing on the acquisition of potential qualifying like-kind replacement properties. Subsequent to the initial sale, the Company acquired various mineral interests from a third party for the sum of $97,270. The acquisition price was paid out of the funds being held by the Exchanger. After 180 days from the initial sale, any funds not used to acquire qualifying properties are to be returned to the Company, and the Company will recognize a taxable gain on the unused proceeds.

On January 30, 2004, the Company purchased a gas pipeline for a purchase price of $200,200 including fees, which was paid by the Exchanger out of funds held on behalf of the Company. Both of the above purchases (the "Replacement Property") qualify as tax-free exchanges under IRC Section 1031. During February, 2004, the Exchanger remitted approximately $437,500 to the Company representing the net proceeds from the sale and two purchases.





                                   - 10 -
Office Space:
-------------
The Company leases office space as follows:

  Location                         Square Feet              Lease Expires
  ------------------               -----------            -----------------
  Richardson, Texas                   3,833               February 28, 2006


Pipelines
---------
The Company owns, through its subsidiary Prairie Pipeline Co., 26.1 miles of natural gas pipelines in Parker, Palo Pinto and Eastland Counties, Texas. Additionally on January 30, 2004, the Company acquired approximately 56 miles of natural gas pipelines in South Central Kansas. These pipelines are steel and polyethylene and range in size from 2 inches to 8 inches. These pipelines primarily gather natural gas from wells operated by the Company and in which the Company owns a working interest, but also for other parties.

The Company normally does not purchase and resell natural gas, but gathers gas for a fee. The fees charged in some cases are subject to regulations by the State of Texas and the Federal Energy Regulatory Commission. Average daily volumes of gas gathered by the pipelines owned by the Company was 713, 807, and 496 MCF per day for 2003, 2002, and 2001 respectively.

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

                                   - 11 -
There is no amount of common stock that is subject to outstanding warrants to purchase, or securities convertible into, common stock of the Company. As of March 30, 2004, there were options outstanding to purchase up to 75,000 shares of common stock at an exercise price of $0.30 per share. These options expire in July, 2004. None of these options were granted to officers or employees of the Company.

On January 31, 1997, the Company effected a one for six reverse stock split. At that time, the Company reduced the authorized common shares from 150,000,000 to 100,000,000 and increased the par value from $.001 to $.01 per share.

The approximate number of record holders of the Company's Common Stock on March 30, 2004, was 627.

The Company has not paid any dividends since its reorganization and it is not contemplated that it will pay any dividends on its Common Stock in the foreseeable future. There are no financing agreements in place which restrict payment of dividends.

The Registrant currently serves as its own stock transfer agent and registrar.


Item 6.  Selected Financial Data

The selected financial information presented should be read in conjunction with the consolidated financial statements and the related notes thereto.

                                 For the years ended December 31
                  -----------------------------------------------------------
                      2003        2002        2001        2000        1999
                  ----------- ----------- ----------- ----------- -----------
Total Revenue     $ 3,458,000 $ 2,084,000 $ 2,610,000 $ 2,345,000 $ 1,072,000
Net Income (Loss)     987,000     382,000     776,000     849,000    (271,000)
Earnings per Share (1)   $.13       $ .05       $ .10       $ .11      ($ .04)

                                     As of December 31, 2003
                  -----------------------------------------------------------
                      2003        2002        2001        2000        1999
                  ----------- ----------- ----------- ----------- -----------
Total Assets      $ 5,395,000 $ 3,764,000 $ 3,486,000 $ 2,909,000 $ 1,843,000
Long-Term Debt            -           -        55,000     246,000     308,000

(1) After the 1 for 6 stock split discussed in Footnote 2 to the Consolidated Financial Statements.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------
The Company's operating capital needs, as well as its capital spending program are generally funded from cash flow generated by operations. Because

                                   - 12 -
future cash flow is subject to a number of variables, such as the level of production and the sales price of oil and natural gas, the Company can provide no assurance that its operations will provide cash sufficient to maintain current levels of capital spending. Accordingly, the Company may be required to seek additional financing from third parties in order to fund its exploration and development programs.

Results of Operations:
----------------------

2003 Compared to 2002
---------------------

Oil and gas revenues increased for the year 2003. This was due primarily to an approximate 43% increase in average gas prices from $3.02 per Mcf in 2002 to $4.33 per Mcf in 2003. Average oil prices received by the Company also increased approximately 8% from $23.27 per bbl in 2002 to $25.14 per bbl in 2003. Production also increased due primarily to the acquisition of operating interests in 22 producing oil and gas wells during the first half of 2003. Natural gas production was approximately 541,000 Mcf in 2003 compared to 499,000 Mcf in 2003. Oil production was approximately 28,747 Bbls in 2003 compared to 9,533 in 2002.

The increase in revenue from lease operations this year was due to the addition of operated properties mentioned above which were acquired during the year. The Company bills overhead in accordance with the operating agreements, and records as income the charges made to the non-operating interests.

Gas gathering and compression fee income decreased during 2003 as a result of a decrease in production from properties served by Prairie Pipeline Co. The decrease was a result of natural decline in production. The Company charges a fee for transportation of gas from the well site to the purchaser's pipeline, and in some cases provides and charges for compression services.

Interest income is up due to the Company's policy of investing excess cash funds in higher earning money market accounts as opposed to checking accounts, as well as the higher level of cash balances earning interest in 2003 as compared to 2002.

Lease operating expenses was higher in 2003 due to the addition of 22 operated producing wells in 2003 and the addition of 19 producing wells in August and September of 2002. In addition, costs to operate have increased. As oil and gas prices have escalated, operating cost, costs of oil field services and equipment have also increased.

Amortization of the full cost pot (depletion) was up in 2003 due to an increase in the cost of acquisitions added to the full cost pot, the addition of reserves and the resulting increase in production for the year.

General and administrative expenses increased $179,000. Due to the acquisition of over 40 producing oil and gas wells during the year, many in states in which the Company has not previously operated, the headquarters staff was increased to accommodate the additional workload. In addition, the management fee charged by the affiliated entity that provides management

                                   - 13 -
services including supervisory personnel, was increased from $10,000 to $20,000 per month effective January 1, 2003 (See Item 11 Executive Compensation and Footnote 6 to the Financial Statements).

Interest expense decreased due to payoff of the note payable to a related party in May, 2003 and related amortization of the note discount.


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

The increase in revenue from lease operations for 2000 was due to the addition of operated properties acquired during the year. The Company bills overhead in accordance with the operating agreements, and records as income the charges made to the non-operating interests.

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


                                   - 14 -
Interest expense decreased due to the accelerated amortization of the Note Discount in 2001, that was caused by a substantial prepayment of principal on the note to a related party and related amortization of the note discount.

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


Item 8. Consolidated Financial Statements and Schedules Index at page 21.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The accountants for the Company are Farmer, Fuqua & Huff, P.C., who have prepared audit reports for the years ended December 31, 2003, 2002, and 2001

There have been no disagreements between the Company and Farmer, Fuqua, & Huff, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.


Item 9a. - Controls and Procedures

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



                                   - 15 -
                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

(a) and (b) The Directors and Executive Officers of the Company and certain information concerning them is set forth below:

     Name                     Age                    Position
     --------------------     ---     ---------------------------------------
     Chris Mazzini             46     Chairman of the Board, Director and
                                      President
     Michelle Mazzini          42     Director, Vice President and Secretary
     Paul E. Cash              71     Director

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

Paul E. Cash is a graduate of The University of Texas (B.B.A.-Accounting) and is a Certified Public Accountant. He has been active in the oil and gas industry for over 40 years, during which time he has served as financial officer of two publicly-owned companies, Texas Gas Producing Co. and Landa Oil Co., and also served as president of publicly-owned Continental American Royalty Co., Bloomfield Royalty Co., Southern Bankers Investment Co., Spindletop Oil & Gas Co. (a Utah Corporation), Double River Oil & Gas Co., and Loch Exploration Inc. Mr. Cash has also been an officer and part owner of several private oil and gas companies and partnerships. Mr. Cash also formerly served as Mayor of the City of Sunnyvale, Texas.




                                   - 16 -
(f)  Involvement in certain legal proceedings
     ----------------------------------------
None of the directors or executive officers of the Registrant, during the past five years, has been involved in any civil or criminal legal proceedings, bankruptcy filings or has been the subject of an order, judgment or decree of any Federal or State authority involving Federal or State securities laws.

Item 11.  Executive Compensation

(a)  Cash Compensation
     -----------------
For the year ended December 31, 2003, neither Mr. Mazzini or Ms. Mazzini took any salary from the Company. None of the executive officers were paid cash compensation by the Company at an annual rate in excess of $100,000. Mr. Mazzini and Ms. Mazzini are both employed by Giant. Management fees the Company paid to Giant are used to reimburse a portion of Mr. Mazzini's, Ms. Mazzini's and other Giant employees' salaries for time spent working on matters for the Company.

(b)  Compensation Pursuant to Plan.
     ------------------------------
None

(c)  Other Compensation
     ------------------
Key employees and officers of the Company, may sometimes be assigned overriding royalty interests and/or carried working interest in prospects acquired by or generated by the Company. These interests normally vary from less than one percent to ten percent for each employee or officer. There is no set formula or policy for such program, and the frequency and amounts are largely controlled by the economics of each particular prospect.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

(a) & (b) Security ownership of certain beneficial owners and managers
          ------------------------------------------------------------
The table below sets forth the information indicated regarding ownership of the Registrant's common stock, $.01 par value, the only outstanding voting securities, as of December 31, 2003 with respect to: (i) any person who is known to the Registrant to be the owner of more than five percent (5%) of the Registrant's common stock; (ii) the common stock of the Registrant beneficially owned by each of the directors of the Registrant and, (iii) by all officers and directors as a group. Each person has sole investment and voting power with respect to the shares indicated, except as otherwise set forth in the footnotes to the table.

                                   - 17 -
                                                               Pct Based On
                                                   Nature of    Outstanding
      Name and Address                  Number    Beneficial     Percent of
    Of Beneficial Owner               of Shares    Ownership       Class
---------------------------------- -------------- ----------- ---------------

Chris Mazzini                         5,900,543     Direct          77%
331 Melrose, Suite 102
Richardson, Texas 75080

Paul E. Cash                            308,468     Direct           4%
331 Melrose, Suite 102
Richardson, Texas 75080

All officers and directors
  as a group                          6,209,011                     81%


(c)  Changes in control
     ------------------
The Company is not aware of any arrangements or pledges with respect to its securities that may result in a change in control of the Company.


Item 13. Certain  Relationships and Related Transactions

(a) Transactions with management and others.
None

(b) Certain Business Relationships

Key employees and officers of the Company, may sometimes be assigned overriding royalty interests and/or carried working interests in prospects acquired by or generated by the Company. These interests normally vary from less than one percent to ten percent for each employee or officer. There is no set formula or policy for such program, and the frequency and amounts are largely controlled by the economics of each particular prospect.


                                  PART IV


Item 14.  Principal Accounting Fees and Services

The following table sets forth the aggregate fees for professional services rendered to Spindletop Oil & Gas Co. and Subsidiaries for the years 2003 and 2002 by accounting firm, Farmer, Fuqua, & Huff, P.C.

                  Type of Fees                 2003         2002
             ----------------------         ---------    ---------

             Audit Fees                     $  11,200    $  10,500
             Audit related fees                   -            -
             Tax fees                             -            -
             All other fees                       -            -

                                   - 18 -
Members of the Board of Directors (the "Board") fulfill the responsibilities of an audit committee and have established policies and Procedures for the approval and pre-approval of audit services and permitted non-audit services. The Board has the responsibility to engage and terminate Farmer, Fuqua, & Huff, P.C. independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All the fees for 2003 and 2002 were pre-approved by the Board or were within the pre-approved guidelines for permitted non-audit services and fees established by the Board, and there were no instances of waiver of approved requirements or guidelines during the same periods.

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this Report
    1. Independent Auditors' Report
       Consolidated Balance Sheets at December 31, 2003 and 2002 Consolidated Statements of Income for the years ended
         December 31, 2003, 2002, and 2001
       Consolidated Statements of Changes in Shareholders' Equity for
         the years ended December 31, 2003, 2002, and 2001
       Consolidated Statements of Cash Flows for the years ended
         December 31, 2003, 2002, and 2001
       Notes to Consolidated Financial Statements
    2. Financial Statement Schedules required to be filed by Item 8 and Paragraph (d) of this Item 14
       Schedule II  Valuation and Qualifying Accounts
         All other schedules have been omitted because they are not applicable or required under the rules of Regulation S-X or the information has been supplied in the consolidated financial statements or notes thereto. Such schedules and reports are at page 45 of this Report.
    3. The Exhibits are listed in the index of Exhibits Required by Item 601 of Regulation S-K at Item (c) below and included at page 46.

(b) No Form 8-K was filed during the period covered by this Report.

(c) The Index of Exhibits is included following the Financial Statement Schedules beginning at page 46 of this Report.

(d) The Index to Consolidated Financial Statements and Supplemental Schedules is included following the signatures, beginning at page 21 of this Report.














                                   - 19 -
                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            SPINDLETOP OIL & GAS CO.


Dated April 8, 2004



By /s/ Chris Mazzini
_____________________________
Chris Mazzini
President, Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following on behalf of the Company and in the capacities and on the dates indicated.




           Signatures                   Capacity                    Date
  Principal Executive Officers:

/s/ Chris Mazzini
__________________________________      President, Director     April 8, 2004
Chris Mazzini



/s/  Michelle Mazzini
__________________________________      Secretary, Director     April 8, 2004
Michelle Mazzini



/s/  Robert E. Corbin
__________________________________      Controller              April 8, 2004
Robert E. Corbin



/s/ Paul E. Cash
__________________________________      Director                April 8, 2004
Paul E. Cash




                                   - 20 -
                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
            Index to Consolidated Financial Statements and Schedules


                                                                         Page


Independent Auditors' Report                                               22

Consolidated Balance Sheets - December 31, 2003 and 2002                23-24

Consolidated Statements of Income
  for the years ended December 31, 2003, 2002 and 2001                     25

Consolidated Statements of Changes in Shareholders' Equity
  for the years ended December 31, 2003, 2002, and 2001                    26

Consolidated Statements of Cash Flows
  for the years ended December 31, 2003, 2002 and 2001                     27

Notes to Consolidated Financial Statements                                 28

Schedules for the years ended December 31, 2003, 2002 and 2001
  II - Valuation and Qualifying Accounts                                   45

All other schedules have been omitted because they are not applicable, not required, or the information has been supplied in the consolidated financial statements or notes thereto.




























                                   - 21 -
                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Spindletop Oil & Gas Co.

We have audited the accompanying consolidated balance sheets of Spindletop Oil & Gas Co. (a Texas Corporation) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spindletop Oil & Gas Co. and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

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

FARMER, FUQUA, & HUFF, P.C.



Plano, Texas
March 12, 2004










                                   - 22 -
                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                                        As of December 31
                                                   --------------------------
                                                       2003           2002
                                                   -----------    -----------
                     ASSETS

Current Assets
  Cash                                             $ 2,662,000    $ 2,046,000
  Accounts receivable, trade                           565,000        274,000
  Accounts receivable, other                           638,000            -
  Prepaid income tax                                       -          109,000
                                                   -----------    -----------
    Total current assets                             3,865,000      2,429,000
                                                   -----------    -----------

Property and Equipment, at cost
  Oil and gas properties (full cost method)          4,460,000      3,936,000
  Rental equipment                                     399,000        399,000
  Gas gathering systems                                145,000        145,000
  Other property and equipment                          85,000         85,000
                                                   -----------    -----------
                                                     5,089,000      4,565,000
  Accumulated depreciation and amortization         (3,561,000)    (3,230,000)
                                                   -----------    -----------
    Total property and equipment, net                1,528,000      1,335,000
                                                   -----------    -----------

Other Assets                                             2,000            -
                                                    ----------    -----------
Total Assets                                       $ 5,395,000    $ 3,764,000
                                                   ===========    ===========


















      The accompanying notes are an integral part of these statements.


                                   - 23 -
                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS - (Continued)


                                                        As of December 31
                                                   --------------------------
                                                       2003           2002
                                                   -----------    -----------
       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued liabilities         $   962,000    $   414,000
  Notes payable, related party                             -           42,000
  Income tax payable                                   278,000            -
  Tax savings benefit payable                           97,000         97,000
                                                   -----------    -----------
    Total current liabilities                        1,337,000        553,000
                                                   -----------    -----------

Deferred income tax payable                             18,000        179,000
                                                   -----------    -----------

Shareholders' Equity
  Common stock, $.01 par value; 100,000,000
    Shares authorized; 7,677,471 shares
    Issued and outstanding at
    December 31, 2003, 7,582,471 issued and
    Outstanding at December 31, 2002, and
    103,334 shares of Treasury Stock at
    December 31, 2003                                   77,000         75,000
  Additional paid-in capital                           796,000        776,000
  Treasury Stock at cost of $0.175 per share           (18,000)       (18,000)
  Retained earnings                                  3,185,000      2,198,000
                                                   -----------    -----------
    Total shareholders' equity                       4,040,000      3,032,000
                                                   -----------    -----------

Total Liabilities and Shareholders' Equity         $ 5,395,000    $ 3,764,000
                                                   ===========    ===========














       The accompanying notes are an integral part of these statements.


                                   - 24 -
                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME


                                               Years Ended December 31,
                                          -----------------------------------
                                            2003         2002         2001
                                        -----------  -----------  -----------
Revenues
  Oil and gas revenue                   $ 3,100,000  $ 1,733,000  $ 2,191,000
  Revenue from lease operations              92,000       46,000       32,000
  Gas gathering, compression and
    Equipment rental                        152,000      176,000      219,000
  Interest income                           107,000       90,000       85,000
  Other                                       7,000       39,000       83,000
                                        -----------  -----------  -----------
    Total revenue                         3,458,000    2,084,000    2,610,000
                                        -----------  -----------  -----------

Expenses
  Lease operations                        1,237,000      790,000      930,000
  Pipeline and rental operations             30,000       25,000       36,000
  Depreciation and amortization             331,000      278,000      133,000
  General and administrative                646,000      467,000      438,000
  Interest expense                            3,000        9,000      111,000
                                        -----------  -----------  -----------
    Total expenses                        2,247,000    1,569,000    1,648,000
                                        -----------  -----------  -----------
Income before income tax                  1,211,000      515,000      962,000
                                        -----------  -----------  -----------

Current tax provision                       385,000       75,000      159,000
Deferred tax provision                     (161,000)      58,000       27,000
                                        -----------  -----------  -----------
                                            224,000      133,000      186,000
                                        -----------  -----------  -----------

Net income                              $   987,000  $   382,000  $   776,000
                                        ===========  ===========  ===========

Earnings per Share of Common Stock
  Basic                                 $     0.13   $     0.05   $     0.10
                                        ===========  ===========  ===========
  Diluted                               $     0.13   $     0.05   $     0.10
                                        ===========  ===========  ===========

Weighted Average Shares Outstanding       7,640,074    7,582,471    7,525,804
                                        ===========  ===========  ===========
Diluted Shares Outstanding                7,751,444    7,727,471    7,525,804
                                        ===========  ===========  ===========



       The accompanying notes are an integral part of these statements.


                                   - 25 -
                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                YEARS ENDED DECEMBER 31, 2003, 2002, and 2001


                                      Additional      Treasury
                      Common Stock     Paid-In         Stock       Retained
                    Shares   Amount    Capital   Shares   Amount   Earnings
                  --------- -------- ---------- -------- -------- -----------
Balance
December 31, 2000 7,525,804   75,000    733,000      -        -    1,040,000

Net Income              -        -        -          -        -      776,000
                  --------- -------- ---------- -------- -------- -----------
Balance
December 31, 2001 7,525,804   75,000    733,000      -        -     1,816,000

Issuance of 56,667
shares of Common
Stock for the
purchase of a
drilling prospect    56,667    1,000     16,000      -        -           -

Issuance of options
to purchase Common
Stock                   -        -       27,000      -        -           -

Purchase of
Treasury Stock          -        -          -    103,334   18,000         -

Net Income              -        -          -        -        -       382,000
                  --------- -------- ---------- -------- -------- -----------
Balance
December 31, 2002 7,582,471 $ 76,000 $  776,000  103,334 $ 18,000 $ 2,198,000

Issuance of 25,000
Shares of Common
Stock for the
Purchase of a
Drilling prospect    25,000      -          -        -        -           -

Issuance of 70,000
Shares of Common
Stock upon exercise
of stock option      70,000    1,000     20,000      -        -           -

Net Income              -        -          -        -        -       987,000
                  --------- -------- ---------- -------- -------- -----------
Balance
December 31, 2003 7,677,471   77,000    796,000  103,334   18,000   3,185,000
                  ========= ======== ========== ======== ======== ===========



      The accompanying notes are an integral part of these statements.

                                   - 26 -
                 SPINDLETOP OIL & GAS CO AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Years Ended December 31,
                                          -----------------------------------
                                              2003        2002        2001
                                          ----------- ----------- -----------
Cash Flows from Operating Activities
  Net Income                              $   987,000 $   382,000 $   776,000
  Reconciliation of net income
    to net cash provided by Operating
    Activities
      Depreciation and amortization           331,000     278,000     133,000
      Amortization of note discount            (3,000)     (9,000)    (27,000)
      Decrease in accounts receivable -
        related party                             -           -         8,000
      Changes in accounts receivable         (291,000)    (99,000)    165,000
      Changes in prepaid income tax           109,000     (20,000)    (89,000)
      Changes in accounts payable             548,000      56,000    (114,000)
      Changes in current taxes payable        278,000         -       (60,000)
      Changes in deferred taxes payable      (161,000)     58,000      27,000
      Changes in other assets                  (2,000)        -           -
                                          ----------- ----------- -----------
Net cash provided by operating activities   1,796,000     646,000     819,000
                                          ----------- ----------- -----------

Cash flows from Investing Activities
  Capitalized acquisition, exploration
    and development costs                  (1,162,000)   (670,000)    (23,000)
  Proceeds from sale of properties                -           -           -
  Purchase of property and equipment              -           -       (33,000)
                                          ----------- ----------- -----------
Net cash provided by (used for) investing
  activities                               (1,162,000)   (670,000)    (56,000)
                                          ----------- ----------- -----------
Cash Flows from Financing Activities
  Repayment of notes payable to
    related party                             (39,000)   (235,000)    (25,000)
  Purchase of 103,334 shares of
    treasury stock                                -       (18,000)        -
  Issuance of 70,000 shares of
    Common stock                               21,000         -           -
                                          ----------- ----------- -----------
Net cash used for financing activities        (18,000)   (253,000)    (25,000)
                                          ----------- ----------- -----------

Increase (decrease) in cash                   616,000    (277,000)    738,000

Cash at beginning of period                 2,046,000   2,323,000   1,585,000
                                          ----------- ----------- -----------
Cash at end of period                     $ 2,662,000 $ 2,046,000 $ 2,323,000
                                          =========== =========== ===========


       The accompanying notes are an integral part of these statements.

                                   - 27 -
                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION AND ORGANIZATION

Merger and Basis of Presentation
--------------------------------
On July 13, 1990, Prairie States Energy Co., a Texas corporation, (the Company) merged with Spindletop Oil & Gas Co., a Utah corporation (the Acquired Company). The name of Prairie States Energy Co. was changed to Spindletop Oil & Gas Co., a Texas corporation at the time of the merger.

Organization and Nature of Operations
-------------------------------------
The Company was organized as a Texas corporation in September 1985, in connection with the Plan of Reorganization ("the Plan"), effective September 9, 1985, of Prairie States Exploration, Inc., ("Exploration"), a Colorado corporation, which had previously filed for Chapter 11 bankruptcy. In connection with the Plan, Exploration was merged into the Company, with the Company being the surviving corporation. After giving effect to the stock split discussed in Note 2, up to a total of 166,667 of the Company's common shares may be issued to Exploration's former shareholders. As of December 31, 2003, 2002, and 2001, 122,436 shares have been issued to former shareholders in connection with the Plan.

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


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

Consolidation
-------------
The consolidated financial statements include the accounts of Spindletop Oil & Gas Co. and its wholly owned subsidiaries, Prairie Pipeline Co. and Spindletop Drilling Company. All significant inter-company transactions and accounts have been eliminated.

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

Depreciation and amortization for each cost center are computed on a composite unit-of-production method, based on estimated proven reserves attributable to the respective cost center. All costs associated with oil and

                                   - 28 -
gas properties are currently included in the base for computation and amortization. Such costs include all acquisition, exploration and development costs. All of the Company's oil and gas properties are located within the continental United States.

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



                                   - 29 -
Stock Split
-----------
In December 1996 the Board of Directors declared a 1-for-6 reverse stock split on the Company's common stock. The record date was January 31, 1997. All share and per share data as appropriate, reflect this split.


3.  ACCOUNTS RECEIVABLE
                                                         December 31,
                                                 ---------------------------
                                                    2003             2002
                                                ------------     ------------
         Trade                                  $     85,000     $     49,000
         Accrued receivable                          510,000          255,000
                                                ------------     ------------
                                                     595,000          304,000

         Less: Allowance for losses                  (30,000)         (30,000)
                                                ------------     ------------
                                                $    565,000     $    274,000
                                                ============     ============


4.  ACCOUNTS PAYABLE
                                                         December 31,
                                                 ---------------------------
                                                    2003             2002
                                                ------------     ------------
         Trade payables                         $    360,000     $    185,000
         Production proceeds payable                 433,000          276,000
         Other                                       169,000            4,000
                                                ------------     ------------
                                                $    962,000     $    358,000
                                                ============     ============

5.  NOTES PAYABLE-RELATED PARTY
                                                         December 31,
                                                 ---------------------------
                                                    2003             2002
                                                ------------     ------------
Non-interest bearing note to Paul Cash,
due in minimum monthly installments of
$3,333 beginning January, 2001, with
unpaid principal due November, 2008,
based on an effective interest rate of
8.5%).  The note is not collateralized. (1)
                                                $        -       $     42,000

Less current maturities                                  -             42,000
                                                ------------     ------------
                                                $        -       $        -
                                                ============     ============


(1)  This note was paid in full in May, 2003.

                                   - 30 -
6.   RELATED PARTY TRANSACTIONS

Since 1999 Giant Energy has charged the Company a management fee. Effective January 1, 2003, the monthly fee was increased from $10,000 to $20,000 per month. Giant Energy's personnel provide services to the Company and the management fee is charged to recoup some of the costs associated with work performed for the Company.

Included in the accompanying balance sheets are the following amounts related to Mr. Cash:

                                                         December 31,
                                                 ---------------------------
                                                    2003             2002
                                                ------------     ------------
     Notes Payable, non-interest bearing        $        -       $     42,000
                                                ============     ============

On August 30, 2001, the Company guaranteed a letter of credit issued by a bank for the benefit of an affiliated company in favor of the Railroad Commission of Texas. This letter of credit was issued in accordance with the filing of a P-5 Organization Report as required by the Texas Natural Resources Code in order to perform operations within the jurisdiction of the Railroad Commission of Texas. The letter of credit is dated August 30, 2001 and expired on February 1, 2003. This letter of credit has been extended to expire on February 1, 2004. In addition to the Company's guarantee, this letter of credit is also secured by a $100,000 certificate of deposit owned by the Company. Subsequent to year-end, the Company let the above letter of credit expire, and replaced it with a letter of credit issued by a second bank, that expires on August 26, 2004. This letter of credit is issued in favor of the Railroad Commission of Texas and is secured by a restriction of certain funds of the Company on deposit at the bank issuing the letter of credit.


7.   STOCK OPTIONS

During 2002, the Company entered into two stock option agreements with third-parties and issued stock options to purchase up to 145,000 shares of restricted common stock at a value of $0.30 per share and other consideration to obtain interests in oil and gas properties. On July 9, 2003, options to purchase 70,000 shares of stock were exercised and 70,000 shares of common stock were issued. As of December 31, 2003 there were 75,000 shares of common stock reserved for issuance related to the stock option plans. The remaining options granted under the stock option plans expire in July 2004 and have an exercise price of $0.30 per share. The Company has elected to account for the options using FASB Statement 123, "Accounting for Stock-Based Compensation," (FAS No. 123) which requires the use of option valuation models. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumption ranges: risk free interest rates of 1 -2%, volatility factor of 170, and an expected life of 1 year - 1.5 years. Using the Black-Scholes option evaluation model, the weighted average value of the option granted during 2002 was $0.19, per option respectively. The effect of applying the fair value method of FAS No. 123 to the stock options granted during 2002 had a

                                   - 31 -
$26,850 effect which was applied to the oil and gas properties and will be amortized in the full cost method. These options had no dilutive effect on earnings per share.


8.   INCOME TAXES

The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 utilizes the liability method of computing deferred income taxes.

In connection with the Plan discussed in Note 1, the Company agreed to pay, in cash, to Exploration's unsecured creditors, as defined, one-half of the future reductions of Federal income taxes which were directly related to any allowed carryovers of Exploration's net operating losses and investment tax credits. Such payments are to be made on a pro-rata basis. Amounts incurred under this agreement, which are considered contingent consideration under APB No. 16, totaled $ -0-, $ -0-, and $ -0- in 2003, 2002 and 2001, respectively.
As of December 31, 2003 the Company has not received a ruling from the Internal Revenue Service concerning the net operating loss and investment credit carryovers. Until the tax savings which result from the utilization of these carry-forwards is assured, the Company will not pay to Exploration's unsecured creditors any of the tax savings benefit. As of December 31, 2003 and 2002, the Company owes $97,000 respectively to Exploration's unsecured creditors.

In calculating tax savings benefits described above, consideration was given to the alternative minimum tax, where applicable, and the tax effects of temporary differences, as shown below:

Income tax differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income in 2003, 2002 and 2001 as a result of the following:

                                              2003        2002        2001
                                           ----------  ----------  ----------
     Computed expected tax expense         $  424,000  $  180,000  $  272,000
     Miscellaneous timing differences         (39,000)   (105,000)    (57,000)
     Net operating loss carry-forward             -           -       (56,000)
                                          -----------  ----------  ----------
                                          $   385,000 $    75,000  $  159,000
                                          ===========  ==========  ==========














                                   - 32 -
Deferred income taxes reflect the effects of temporary differences between the tax bases of assets and liabilities and the reported amounts of those assets and liabilities for financial reporting purposes. Deferred income taxes also reflect the value of net operating losses, investment tax credits and an offsetting valuation allowance. The Company's total deferred tax assets and corresponding valuation allowance at December 31, 2003 and 2002 consisted of the following:

                                                         December 31,
                                                 ---------------------------
                                                    2003             2002
                                                ------------     ------------
Deferred tax assets
  Investment tax credit carry-forwards          $      1,000     $      1,000
  Depreciation, depletion and amortization           393,000          153,000
  Other, net                                           8,000            7,000
                                                ------------     ------------
    Total                                            402,000          161,000

Deferred tax liabilities
  Expired leasehold                                  (50,000)         (41,000)
  Intangible drilling costs                         (370,000)        (299,000)
                                                ------------     ------------

Net deferred tax liability                      $    (18,000)    $   (179,000)
                                                ============     ============

9.   CASH FLOW INFORMATION

The Company does not consider any of its assets, other than cash and certificates of deposit shown as cash on the balance sheet, to meet the definition of a cash equivalent.

Net cash provided by operating activities includes cash payments for interest of $ -0-, $ -0- and $ -0- in 2003, 2002 and 2001, respectively. Also included are cash payments for taxes of $ 122,000 , $ -0-, and $ 95,000 in 2003, 2002 and 2001, respectively.

Excluded from the Consolidated Statements of Cash Flows were the effects of certain non-cash investing and financing activities, as follows:

                                              2003        2002        2001
                                          ----------- ----------- -----------
Purchase of oil and gas properties
  for common stock                        $       -   $    17,000 $       -
  Retirement of fixed assets                      -           -           -

Accounts Receivable, Other in
  Exchange for the sale of interest
    In non-operated oil & gas lease           735,000         -           -
  Acquisition of various mineral
    Interests                                 (97,000)        -           -
                                          ----------- ----------- -----------
                                          $   638,000 $    17,000 $       -
                                          =========== =========== ===========

                                   - 33 -
10.  EARNINGS PER SHARE

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

11.  CONCENTRATIONS OF CREDIT RISK

As of December 31, 2003, the Company had approximately $903,000 in accounts at one bank, and $1,759,000 in one Credit Union.

Most of the Company's business activity is located in Texas. Accounts receivable as of December 31, 2003 and 2002 are due from both individual and institutional owners of joint interests in oil and gas wells as well as purchasers of oil and gas. A portion of the Company's ability to collect these receivables is dependent upon revenues generated from sales of oil and gas produced by the related wells.

12. FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments at December 31, 2003 and 2002 follow:
                                -------- 2003 ------    -------- 2002 -------
                                Carrying       Fair     Carrying       Fair
                                 Amount       Value      Amount       Value
                               ----------- ----------- ----------- -----------
  Cash                         $ 2,662,000 $ 2,662,000 $ 2,046,000 $ 2,046,000
  Accounts receivable              565,000     565,000     241,000     274,000
  Accounts receivable, other       638,000     638,000         -           -
  Notes payable, related party         -           -        42,000     42,000

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

The Company's oil and gas exploration and production activities are subject to Federal, State and environmental quality and pollution control laws and regulations. Such regulations restrict emission and discharge of wastes from wells, may require permits for the drilling of wells, prescribe the spacing


                                   - 34 -
of wells and rate of production, and require prevention and clean-up pollution.

Although the Company has not in the past incurred substantial costs in complying with such laws and regulations, future environmental restrictions or requirements may materially increase the Company's capital expenditures, reduce earnings, and delay or prohibit certain activities.

At December 31, 2003, the Company has acquired bonds and letters of credit issued in favor of various state regulatory agencies as mandated by state law in order to comply with financial assurance regulations required to perform oil and gas operations within the various state jurisdictions.

The Company has eleven, $5,000 single-well bonds totaling $55,000 with an insurance company, for wells the Company operates in Alabama. The Company also has a single-well bond in the amount of $10,000 with the same insurance company for a well operated in New Mexico. The bonds renew annually.

The Company has 3 Letters of Credit from a bank, secured by certificates of deposit with the bank, issued for the benefit of various state regulatory agencies in Texas, Oklahoma and New Mexico in the amount of $25,000, $10,000 and $10,000. These Letters of Credit expire April 30, 2004, April 15, 2004 and August 8, 2004 respectively.

The Company also has 7 Letters of Credit from a second bank issued for the benefit of various state regulatory agencies in Texas, Oklahoma, Arkansas and New Mexico ranging in amounts from $25,000 to $50,000 and totaling $250,000. These letters of credit have expiration dates that range from January 1, 2004 through December 29, 2004, and are secured by funds on deposit with the bank in business money market accounts.

Subsequent to year end, the Company obtained 2 additional Letters of Credit from the second bank issued for the benefit of various state regulatory agencies in Texas ranging in amounts from $10,000 to $50,000 and totaling $60,000. These letters of credit have expiration dates that range from March 9, 2005 to March 31, 2005. The Company also extended a $25,000 Letter of Credit until April 30, 2005 that was issued by the second bank during 2003. The Company also obtained a Letter of Credit in the amount of $25,000 which expires on April 20, 2005 issued to a state regulatory agency, and which replaced a Letter of Credit issued by the first bank.

14.  OPERATING LEASE OBLIGATIONS

The Company leases office space under a lease agreement that expired February 28, 2004. Subsequent to year-end, the Company extended the lease agreement through February 28, 2006 at an increase in rent of $140 per month. At December 31, 2003 the aggregate amount of future minimum payments under operating lease commitments are as follows:

                              2004       $  47,400
                              2005          47,700
                              2006           7,900
                                         ---------
                                         $ 103,000
                                         =========

                                   - 35 -
15.    ADDITIONAL OPERATIONS AND BALANCE SHEET INFORMATION

Certain information about the Company's operations for the years ended December 31, 2003, 2002, and 2001 follows.

Sale of Oil & Gas Properties
----------------------------

Effective August 1, 2003, the Company sold its working interest in a non-operated property (the "Relinquished Property") for a sales price of $735,000. On August 18, 2003, the proceeds of the sale were deposited directly from the purchaser into the account of a third party intermediary (the "Exchanger") that specializes in deferred like-kind exchanges under IRC
Section 1031. The Exchanger holds the sales proceeds pending timely identification of and the closing on the acquisition of potential qualifying like-kind replacement properties. Subsequent to the initial transaction, the Company acquired various mineral interests from a third party for the sum of $97,000, and the acquisition price was paid out of the funds being held by the Exchanger. After 180 days, any funds not used to acquire qualifying properties are to be returned to the Company, and the Company will recognize a taxable gain on the unused proceeds.

As of December 31, 2003, the Exchanger held approximately $638,000 for the account of the Company. The transaction has been reported in the accompanying financial statements as an Other Account Receivable, with the net proceeds from the sale being credited to Oil & Gas Properties under the full cost method of accounting.

Subsequent to year-end, on January 30, 2004, the Company purchased a gas pipeline for a purchase price of $200,000 plus fees, which was paid by the Exchanger out of funds held on behalf of the Company. Both of the above purchases (the "Replacement Property") qualify as tax-free exchanges under IRC
Section 1031. On February 12, 2004, the Exchanger transferred approximately $437,500 into the Company's bank account, representing the net proceeds after purchase of the Replacement Properties. This amount less the basis of the Relinquished Property, of approximately $56,000, is taxable to the Company in 2003, and accordingly a provision for current income taxes of approximately $130,000 has been recorded in the books of the Company. Under the full cost method of accounting, the gain on the sale of the Relinquished Property of approximately $679,000, is not recognized as income from current operations in the Company's income statement, but the full amount of the sales price of $735,000 is treated as an adjustment to capital costs. The purchase price of the $97,270 property is recorded as an addition to Oil and Gas Properties at year-end. The acquisition cost of $200,200 of the second Replacement Property acquired subsequent to year-end will be recorded as an Oil and Gas Property addition in the first quarter of 2004.










                                   - 36 -
Significant Oil and Gas Purchasers
----------------------------------

The Company's oil sales are made on a day to day basis at approximately the current area posted price. The loss of any oil purchaser would not have an adverse effect upon operations. The Company generally contracts to sell its natural gas to purchasers pursuant to short-term contracts. Additionally, some of the Company's natural gas not under contract is sold at the then current prevailing "spot" price on a month to month basis. Following is a summary of significant oil and gas purchasers during the three-year period ended December 31, 2003.

                                                Year Ended December 31, (1)
                                              ------------------------------
               Purchaser                       2003        2002        2001
-----------------------------------------    --------    --------    --------
Cantera Resources                               17%         22%         32%
Devon Gas Services/Mitchell Marketing Co.       20%         38%         41%
Shell Trading (US) Company                       9%          -           -
LIG Chemical Company                             9%          -           -
Plains Marketing, L.P.                           7%          -           -

(1)  Percent of Total Oil & Gas Sales

Oil and Gas is sold to approximately 100 different purchasers (such as Devon Gas Services, L.P., Enbridge Energy Partners (formerly Cantera Resources, Inc.), Plains Marketing, L.P., Eastex Crude Company, Shell Trading (US) Company, Dynegy Midstream Services, Empire Pipeline Corporation, LIG Chemical Company, and Duke Energy Field Services) under market sensitive, short-term contracts computed on a month to month basis.

Except as set forth above, there are no other customers of the Company that individually accounted for more than 5% of the Company's oil and gas revenues during the three years ended December 31, 2003.

The Company currently has no hedged contracts.

Certain revenues, costs and expenses related to the Company's oil and gas operations are as follows:
                                                 Year Ended December 31,
                                           ---------------------------------
                                              2003        2002        2001
                                          ----------- ----------- -----------
  Capitalized costs relating to oil
    and gas producing activities:

    Unproved properties                   $   154,000 $       -   $       -
    Proved properties                       4,306,000    3,910,000  3,224,000
                                          ----------- ----------- -----------
      Total capitalized costs               4,460,000   3,910,000   3,224,000

    Accumulated amortization               (2,990,000) (2,683,000) (2,436,000)
                                          ----------- ----------- -----------
Total capitalized costs, net              $ 1,470,000 $ 1,227,000 $   788,000
                                          =========== =========== ===========

                                                 Year Ended December 31,
                                           ---------------------------------
                                              2003        2002        2001
                                          ----------- ----------- -----------
  Costs incurred in oil and gas property
  acquisition, exploration and
  development:
    Acquisition of properties             $   538,000 $   373,000 $    24,000
    Development costs                         720,000     295,000         -
                                          ----------- ----------- -----------
      Total costs incurred                $ 1,258,000 $   668,000 $    24,000
                                          =========== =========== ===========

                                                 Year Ended December 31,
                                           ---------------------------------
                                              2003        2002        2001
                                          ----------- ----------- -----------
  Results of Operations from producing
  activities:
    Sales of oil and gas                  $ 3,100,000 $ 1,733,000 $ 2,191,000
                                          ----------- ----------- -----------

    Production costs                        1,237,000     790,000     930,000
    Amortization of oil and gas
      properties                              307,000     248,000     102,000
                                          ----------- ----------- -----------
      Total production costs                1,544,000   1,038,000   1,032,000
                                          ----------- ----------- -----------
        Total net revenue                 $ 1,556,000 $   695,000 $ 1,158,000
                                          =========== =========== ===========


                                                 Year Ended December 31,
                                           ---------------------------------
                                              2002        2002        2001
                                          ----------- ----------- -----------
  Sales price per equivalent Mcf           $  4.35     $  3.11     $  4.15
                                          =========== =========== ===========

  Production costs per equivalent Mcf      $  1.73     $  1.42     $  1.76
                                          =========== =========== ===========

  Amortization per equivalent Mcf          $   .44     $   .45     $   .19
                                          =========== =========== ===========

                                                 Year Ended December 31,
                                           ---------------------------------
                                              2003        2002        2001
                                          ----------- ----------- -----------
  Results of Operations from gas
  gathering and equipment rental
  activities:

    Revenue                               $   152,000 $   176,000 $   219,000
                                          ----------- ----------- -----------

    Operating expenses                         30,000      25,000      36,000
    Depreciation                               14,000      18,000      19,000
                                          ----------- ----------- -----------
      Total costs                              44,000      43,000      55,000
                                          ----------- ----------- -----------
        Total net revenue                 $   108,000 $   133,000 $   164,000
                                          =========== =========== ===========


16.  BUSINESS SEGMENTS

The Company's two business segments are (1) oil and gas exploration, production and operations and (2) transportation and compression of natural gas, including related equipment rental. Management has chosen to organize the Company into the two segments based on the products or services provided. The following is a summary of selected information for these segments for the three-year period ended December 31, 2003:

                                                 Year Ended December 31,
                                           ---------------------------------
                                              2003        2002        2001
                                          ----------- ----------- -----------
  Revenues: (3)
    Oil and gas exploration, production
      and operations                      $ 3,192,000 $ 1,779,000 $2,223,000
    Gas gathering, compression and
      equipment rental                        152,000     176,000    219,000
                                         ----------- ----------- -----------
                                         $ 3,344,000 $ 1,955,000 $ 2,442,000
                                         =========== =========== ===========
  Depreciation, depletion and
  Amortization expense:
    Oil and gas exploration, production
      and operations $                       317,000  $  260,000 $   114,000
    Gas gathering, compression and
      equipment rental                        14,000      18,000      19,000
                                         ----------- ----------- -----------
                                         $   331,000 $   278,000 $   133,000
                                         =========== =========== ===========

  Income from operations:
    Oil and gas exploration, production
      and operations                     $ 1,638,000 $   729,000 $ 1,179,000
    Gas gathering, compression and
      equipment rental                       108,000     133,000     164,000
                                         ----------- ----------- -----------
                                           1,746,000     865,000   1,343,000
  Corporate and other (1)                   (759,000)   (480,000)   (567,000)
                                         ----------- ----------- -----------
  Consolidated net income (loss)         $   987,000 $   382,000 $   776,000
                                         =========== =========== ===========

  Identifiable Assets:
    Oil and gas exploration, production
      and operations                     $ 1,630,000 $ 1,271,000 $   820,000
    Gas gathering, compression and
      equipment rental                        49,000      64,000      80,000
                                         ----------- ----------- -----------
                                         $ 1,679,000 $ 1,335,000 $   900,000
  Corporate and other (2)                  3,716,000   2,320,000   2,586,000
                                         ----------- ----------- -----------
  Consolidated total assets              $ 5,395,000 $ 3,655,000 $ 3,486,000
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


17.   SUPPLEMENTARY INCOME STATEMENT INFORMATION

The following items were charged directly to expense:

                                                 Year Ended December 31,
                                           ---------------------------------
                                              2003        2002        2001
                                          ----------- ----------- -----------
  Maintenance and repairs                 $     7,000 $     4,000 $    36,000
  Production taxes                            169,000     101,000     121,000
  Taxes, other than payroll and
    income taxes                               54,000      24,000      40,000










                                   - 40 -
18.   SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

The Company's net proved oil and gas reserves as of December 31, 2003, 2002 and 2001 have been estimated by Company personnel in accordance with guidelines established by the Securities and Exchange Commission. Accordingly, the following reserve estimates were based on existing economic and operating conditions. Oil and gas prices in effect at December 31 of each year were used. Operating costs, production and ad valorem taxes and future development costs were based on current costs with no escalation.

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

Changes in Estimated Quantities of Proved Oil and Gas Reserves (Unaudited):

                                                     Crude Oil    Natural Gas
                                                       Bbls           Mcf
                                                  ------------   ------------
Quantities of Proved Reserves:
------------------------------
  Balance December 31, 2000                             18,971      2,833,123
    Sales of reserves in place                             -          (18,825)
    Acquired properties                                    -            5,350
    Revisions of previous estimates                     33,228      4,062,600
    Production                                          (9,229)      (472,728)
                                                  ------------   ------------
  Balance December 31, 2001                             42,970      6,409,520
    Sales of reserves in place                             -              -
    Acquired properties                                116,662     10,439,648
    Extensions and discoveries                             -           51,615
    Revisions of previous estimates                      2,915       (127,122)
    Production                                          (9,553)      (499,081)
                                                  ------------   ------------
  Balance December 31, 2002                            152,994     16,274,580
    Sales of reserves in place                              (2)    (2,815,000)
    Acquired properties                                101,308        482,926
    Revisions of previous estimates                    139,677     (4,048,147)
    Production                                         (28,747)      (540,799)
                                                  ------------   ------------
  Balance December 31, 2003                            365,230      9,353,560
                                                  ============   ============

Proved Developed Reserves:
--------------------------
  Balance December 31, 2001                             42,970      5,311,830
  Balance December 31, 2002                            152,994      4,976,890
  Balance December 31, 2003                            365,230      4,978,309




                                   - 41 -
18.  SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED) - Continued

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

During 2002, the Company acquired a 680 acre development block located within the Newark Barnett Shale Field in North Texas. There are proven and producing wells operated by companies other than the Company surrounding the prospect in every direction. The Company's internal engineering estimates project that gross gas reserves could exceed 1 BCF per well. The Company is the project operator and intends to drill up to 17 wells on the prospect.
The Company intends to sell portions of the individual wells to outside investors to help offset the cost of drilling and completing the wells. The sale of these partial interests will reduce the Company's ultimate portion of the recoverable reserves from this field.

In the Changes in Estimated Quantities of Proved Oil and Gas Reserves shown above, the Company has estimated that recoverable reserves attributable to the Company's current interest in the Newark Barnett Shale prospect is approximately 5,000 MMcf of natural gas, and has recorded 4,375 MMcf as proved undeveloped reserves. In 2002, the Company recorded proved undeveloped reserves of 10,200 MMcf as additions from acquired properties for all of the 17 well locations in the field. In 2003, the Company drilled the Olex #1 well and was in the process of drilling the Olex #2 well at year end. As a result it transferred reserves for the Olex #1 from the proved undeveloped classification to proved developed reserves. The Company changed the way it reports proved undeveloped reserves in 2003 so that only wells for which it has immediate plans to drill in the near-term future, will be reported as proved undeveloped reserves. As a result, it revised its previous estimate of proved undeveloped reserves in the Newark Barnett Shale prospect by approximately 4,000 MMcf to only include the Olex #2 well, 2 additional wells to be drilled in 2004 and 4 additional wells to be drilled in 2005.

In the table shown below for Standardized measure of discounted future net cash flows related to proved reserves, the Company has included $33,638,000


                                   - 42 -
as future production revenue and $2,716,000 as estimated future development and production costs related to the Newark Barnett Shale prospect.

During 2003, the Company reduced its interest in the Olex lease by acquiring investors to participate in the drilling of the additional wells. The Sales of Reserves in Place shown in the table below is due to the reduction of proved undeveloped reserves from the reduction of the Company's interest in the Olex lease in Denton County, Texas.

Revisions of Previous Estimates from 2002 of 4,048,147 Mcf as shown above is due in part to only recognizing the drilling of the Olex #2 well, 2 additional wells in 2004 and 4 additional wells in 2005, as opposed to the recognition of 17 wells as shown in the 2002 reserve report.

As additional wells are proposed to be drilled within the near-term future, the amount of proved undeveloped reserves will be added to the amount of reserves reported in the table above.

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


Standardized measure of discounted future net cash flows related to proved reserves:

                                                 Year Ended December 31,
                                        ------------------------------------
                                           2003         2002         2001
                                       ------------ ------------ ------------

  Future production revenue            $ 46,944,000 $ 56,535,000 $ 15,342,000
  Future development costs               (2,470,000) (14,621,000)    (621,000)
  Future production costs               (11,342,000) (13,688,000)  (7,507,000)
                                       ------------ ------------ ------------
  Future net cash flow before
    Federal income tax                   33,132,000   28,226,000    7,214,000
  Future income taxes                    (4,970,000)  (4,234,000)  (2,453,000)
                                       ------------ ------------ ------------
  Future net cash flows                  28,162,000   23,992,000    4,761,000
  Effect of 10% annual discounting      (16,300,000) (12,177,000)  (1,032,000)
                                       ------------ ------------ ------------
  Standardized measure of
    discounted net cash flows          $ 11,862,000 $  1,815,000 $  3,729,000
                                       ============ ============ ============





                                   - 43 -
Changes in the standardized measure of discounted future net cash flows:

                                                 Year Ended December 31,
                                        ------------------------------------
                                           2003         2002         2001
                                       ------------ ------------ ------------

  Beginning of the year                $ 11,815,000 $  3,729,000 $  7,109,000
    Oil and gas sales, net of
      production costs                   (1,970,000)    (943,000)  (1,261,000)
    Purchases of reserves in place        1,813,000    6,129,000       10,000
    Sales of reserves in place           (2,532,000)         -        (34,000)
    Net change in prices, net of
      production costs                    5,384,000    2,665,000   (2,700,000)
    Changes in production rates,
      timing and other                     (360,000)  (2,083,000)    (868,000)
    Revisions of quantity estimate       (2,438,000)    (419,000)     739,000
    Effect of income tax                 (1,031,000)    (802,000)      23,000
    Accretion of discount                 1,181,000    3,539,000      711,000
                                       ------------ ------------ ------------
  End of year                          $ 11,862,000 $ 11,815,000 $  3,729,000
                                       ============ ============ ============


































                                   - 44 -
                                                                  SCHEDULE II

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                     VALUATION AND QUALIFYING ACCOUNTS
               YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001


                               Beginning     Costs &                 Ending
        Description             Balance     Expenses   Deductions   Balance
---------------------------   ----------- ----------- ----------- -----------
Allowance for
 doubtful Accounts

  December 31, 2001           $    30,000 $       -   $       -   $    30,000
                              =========== =========== =========== ===========

  December 31, 2002           $   30,000  $       -   $       -   $   30,000
                              =========== =========== =========== ===========

  December 31, 2003           $   30,000  $       -   $       -   $    30,000
                              =========== =========== =========== ===========



































                                   - 45 -
                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES


                             Index to Exhibits
                                                                         PAGE



22.  Subsidiaries of the Registrant . . . . . . . . . . . . . . . . . . . .47

Exhibit 14 - Code of Ethics for Senior Financial Officers . . . . . . . . .48

Exhibit 31(a) - Certification of Officer. . . . . . . . . . . . . . . . . .51

Exhibit 32(b) - Certification of Officer. . . . . . . . . . . . . . . . . .53

Exhibit 32(a) - Officer's Section 1350 Certification. . . . . . . . . . . .55

Exhibit 32(b) - Officer's Section 1350 Certification. . . . . . . . . . . .56





































                                   - 46 -
                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES




                      Subsidiaries of the Registrant


Prairie Pipeline Co. incorporated June 22, 1983, under the laws of the State of Texas, is a wholly owned subsidiary of Registrant.


Spindletop Drilling Company, incorporated September 5, 1975, under the laws of the State of Texas, is a wholly owned subsidiary of the Registrant.










































                                   - 47 -

Part II - Other Information

     Item 6. - Exhibits and Reports on Form 8-K

                                                                   Exhibit 14


               Code of Ethics for Senior Financial Officers

The principal executive officer, president, principal financial officer, chief financial officer, principal accounting officer and controller (all, the company's "Senior Financial Officers") hold an important and elevated role in corporate governance, vested with both the responsibility and authority to protect, balance, and preserve the interests of all of the enterprise stakeholders, including shareholders, customers, employees, suppliers, and citizens of the communities in which business is conducted. Senior Financial Officers fulfill this responsibility by prescribing and enforcing the policies and procedures employed in the operation of the enterprise's financial organization and by acting in good faith and in the company's best interests in accordance with the company's Code of Business Conduct and Ethics.

1.  Honest and Ethical Conduct

    Senior Financial Officers will exhibit and promote honest and ethical conduct through the establishment and operation of policies and procedures that:

    - Encourage and reward professional integrity in all aspects of the financial organization, by eliminating inhibitions and barriers to responsible behavior, such as coercion, fear of reprisal, or alienation from the financial organization or the enterprise itself.

    - Promote the ethical handling of actual or apparent conflicts of interest between personal and professional relationships.

    - Provide a mechanism for members of the finance organization to inform senior Management of deviations in the practice from policies and procedures governing honest and ethical behavior.

    - Respect the confidentiality of information acquired in the course of work, except when authorized or otherwise legally obligated to disclose such information, and restrict the use of confidential information acquired in the course of work for personal advantage.

    - Demonstrate their personal support for such policies and procedures through periodic communication reinforcing these ethical standards throughout the finance organization.





                                   - 48 -
2.  Financial Records and Periodic Reports

    Senior Financial Officers will establish and manage the enterprise transaction and reporting systems and procedures to provide that:

    - Business transactions are properly authorized and accurately and timely recorded on the company's books and records in accordance with Generally Accepted Accounting Principles ("GAAP") and established company financial policy.

    - No false or artificial statements or entries for any purpose are made in the company's books and records, financial statements and related communications.

    - The retention or proper disposal of company records shall be in accordance with established records retention policies and applicable legal and regulatory requirements.

    - Periodic financial communications and reports will include full, fair, accurate, timely and understandable disclosure.


3.  Compliance with Applicable Laws, Rules and Regulations.

    Senior Financial Officers will establish and maintain mechanisms to:

    - Educate members of the finance organization about any federal, state or local statute, regulation or administrative procedure that affects the operation of the finance organization and the enterprise generally.

    - Monitor the compliance of the finance organization with any applicable federal, state or local statute, regulation or administrative rule.

    - Identify, report and correct in a swift and certain manner, any detected deviations from applicable federal, state or local statute or regulation.

4.  Reporting of Non-Compliance

    Senior Financial Officers will promptly bring to the attention of the Board of Directors:

    - Material information that affects the disclosures made by the company in its public filings.

    - Information concerning significant deficiencies in the design or operation of internal controls that could adversely affect the company's ability to record, process, summarize and report financial data.

    Senior Financial Officers will promptly bring to the attention of the General Counsel and to the Board of Directors:

    - Fraud, whether or not material, that involves management or other employees who have a significant role in the company's financial reporting, disclosures or internal controls.

                                   - 49 -
    - Information concerning a violation of this Code or the company's Code of Business and Ethics Conduct, including any actual or apparent conflicts of interest between personal and professional relationships, involving management or other employees who have a significant role in the company's financial reporting, disclosures or internal controls.

    - Evidence of a material violation by the company or its employees or agents of applicable laws, rules or regulations.

5.  Disciplinary Action

    In the event of violation by Senior Financial Officers of this Code or the company's Code of Business Conduct and Ethics, the Board of Directors shall recommend appropriate disciplinary and remedial actions.










































                                   - 50 -
                                                                Exhibit 31(a)

                              CERTIFICATIONS


I, Chris G. Mazzini, certify that:

1.  I have reviewed this annual report on Form 10-K of Spindletop Oil
& Gas Co.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13-15(e) and 15d-15e) and have internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals; and

    (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the controls and procedures as of the end of the period covered by this report based on such evaluation; and

    (d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    (e) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


                                   - 51 -
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the registrant's board of directors (or persons performing the equivalent functions):

    (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

                                     Dated: April 8, 2004.



                                     /s/ Chris G. Mazzini





































                                   - 52 -
                                                                Exhibit 31(b)

                              CERTIFICATIONS


I, Robert E. Corbin, certify that:

1.  I have reviewed this annual report on Form 10-K of Spindletop Oil
& Gas Co.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13-15(e) and 15d-15e) and have internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

    (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals; and

    (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the controls and procedures as of the end of the period covered by this report based on such evaluation; and

    (d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    (e) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


                                   - 53 -
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the registrant's board of directors
    (or persons performing the equivalent functions):

    (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

                                     Dated: April 8, 2004.



                                     /s/ Robert E. Corbin





































                                   - 54 -
                                                                Exhibit 32(a)

                   Officers' Section 1350 Certifications

The undersigned officer of Spindletop Oil & Gas Co., a Texas corporation (the "Company"), hereby certifies that (i) the Company's Annual Report on Form 10-K for the year ended December 31, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and
(ii) the information contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of the Company, at and for the periods indicated.

                                     Dated: April 8, 2004.



                                     /s/ Chris G. Mazzini






































                                   - 55 -
                                                                Exhibit 32(b)

                   Officers' Section 1350 Certifications

The undersigned officer of Spindletop Oil & Gas Co., a Texas corporation (the "Company"), hereby certifies that (i) the Company's Annual Report on Form 10-K for the year ended December 31, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and
(ii) the information contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of the Company, at and for the periods indicated.

                                    Dated: April 8, 2004.



                                    /s/ Robert E. Corbin






































                                   - 56 -