Form 10-Q
period 2004-03-31
SPINDLETOP OIL & GAS CO
filed 2004-05-18
CIK 867038

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, DC 20549

                                 FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter ended March 31, 2004

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

                  YES _______                         NO __ X____

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES ___X___                         NO _______

As of March 31, 2004, 7,677,471 shares of the Company's common stock were issued and outstanding, and the aggregate market value of the voting stock held by non-affiliates of the company as of that date is not determinable since no significant public trading market has been established for the Company's common stock.




                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

                                 FORM 10-Q
                              MARCH 31, 2004

         Index to Consolidated Financial Statements and Schedules



                                                                        Page

Part I - Financial Information:

    Item 1. - Financial Statements

        Consolidated Balance Sheets
            March 31, 2004 (Unaudited) and December 31, 2003             3-4

        Consolidated Statements of Income or Loss (Unaudited)
            Three Months Ended March 31, 2004 and 2003                     5

        Consolidated Statements of Cash Flows (Unaudited)
            Three Months Ended March 31, 2004 and 2003                     6

        Notes to Consolidated Financial Statements                         7

    Item 2. - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        9


Part II - Other Information:

Part I - Financial Information

Item 1. - Financial Statements




                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                                              As of
                                                    -------------------------
                                                      March 31    December 31
                                                        2004          2003
                                                    (Unaudited)
                                                    -----------   -----------
          ASSETS

Current Assets
   Cash                                             $ 3,446,000   $ 2,662,000
   Accounts receivable, trade                           414,000       565,000
   Accounts receivable, other                               -         638,000
                                                    -----------   -----------
      Total Current Assets                            3,860,000     3,865,000
                                                    -----------   -----------

Property and Equipment, at cost
   Oil and gas properties (full cost method)          4,523,000     4,460,000
   Rental equipment                                     399,000       399,000
   Gas gathering systems                                346,000       145,000
   Other property and equipment                          85,000        85,000
                                                    -----------   -----------
                                                      5,353,000     5,089,000
Accumulated depreciation and amortization            (3,637,000)   (3,561,000)
                                                    -----------   -----------
      Total Property and Equipment, net               1,716,000     1,528,000
                                                    -----------   -----------

Other Assets                                              2,000         2,000
                                                    -----------   -----------
Total Assets                                        $ 5,578,000   $ 5,395,000
                                                    ===========   ===========










      The accompanying notes are an integral part of these statements.

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - (Continued)


                                                              As of
                                                    -------------------------
                                                      March 31    December 31
                                                        2004          2003
                                                    (Unaudited)
                                                    -----------   -----------
      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued liabilities         $   897,000   $   962,000
   Income tax payable                                    99,000       278,000
   Tax savings benefit payable                           97,000        97,000
                                                    -----------   -----------
       Total current liabilities                      1,093,000     1,337,000
                                                    -----------   -----------


Deferred income tax payable                              18,000        18,000
                                                    -----------   -----------

Shareholders' Equity
   Common stock, $.01 par value; 100,000,000
      Shares authorized; 7,607,471 shares
      issued and outstanding at March 31, 2004
      and 7,582,471 shares issued and outstanding
      at December 31, 2003.  103,334 shares of
      Treasury Stock at March 31, 2004 and
      December 31, 2003.
                                                         77,000        77,000
   Additional paid-in capital                           796,000       796,000
   Treasury Stock                                       (18,000)      (18,000)
   Retained earnings                                  3,612,000     3,185,000
                                                    -----------   -----------
      Total Shareholders' Equity                      4,467,000     4,040,000
                                                    -----------   -----------

Total Liabilities and Shareholders' Equity          $ 5,578,000   $ 5,395,000
                                                    ===========   ===========











      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                (Unaudited)

                                                        Three Months Ended
                                                    -------------------------
                                                      March 31      March 31
                                                        2004          2003
                                                    -----------   -----------
Revenues
   Oil and gas revenue                               $  911,000     $ 718,000
      Revenue from lease operations                      38,000        16,000
      Gas gathering, compression and
        Equipment rental                                 29,000        42,000
      Interest income                                    23,000        30,000
      Other                                               3,000         3,000
                                                    -----------   -----------
         Total revenue                                1,004,000       809,000
                                                    -----------   -----------
Expenses
   Lease operations                                     296,000       269,000
   Pipeline and rental operations                        11,000         9,000
   Depreciation and amortization                         76,000        63,000
   General and administrative                           181,000       112,000
   Interest expense                                         -           2,000
                                                    -----------   -----------
         Total Expenses                                 564,000       455,000
                                                    -----------   -----------
Income (Loss) Before Income Tax                         440,000       354,000
                                                    -----------   -----------

Current tax provision                                    13,000        92,000
                                                    -----------   -----------
                                                         13,000        92,000
                                                    -----------   -----------

Net Income (Loss)                                   $   427,000    $  262,000
                                                    ===========   ===========

Earnings (Loss) per Share of Common Stock
   Basic                                            $     0.06    $     0.03
                                                    ===========   ===========

   Diluted                                              $ 0.06        $ 0.03
                                                    ===========   ===========

Weighted Average Shares Outstanding                   7,677,471     7,603,582
                                                    ===========   ===========

Diluted Shares Outstanding                            7,752,471     7,673,304
                                                    ===========   ===========


      The accompanying notes are an integral part of these statements.

                    SPINDLETOP OIL & GAS CO AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                        Three Months Ended
                                                    -------------------------
                                                      March 31      March 31
                                                        2004          2003
                                                    -----------   -----------
Cash Flows from Operating Activities
   Net Income                                       $   427,000   $   262,000
      Reconciliation of net income
       to net cash provided by (used for)
       Operating Activities
         Depreciation and amortization                   76,000        63,000
         Amortization of note discount                      -          (2,000)
         Changes in accounts receivable, trade          151,000      (177,000)
         Changes in accounts receivable, other          638,000           -
         Changed in prepaid income taxes                    -          92,000
         Changes in accounts payable                    (65,000)      (45,000)
         Changes in current taxes payable              (179,000)          -
                                                    -----------   -----------
Net cash provided by (used for) operating
   Activities                                         1,048,000       193,000
                                                    -----------   -----------


Cash flows from Investing Activities
   Capitalized acquisition, exploration
     and development costs                              (62,000)       27,000
   Purchase of Gathering System/Pipeline               (202,000)          -
                                                    -----------   -----------
Net cash provided by (used for) Investing
   Activities                                          (264,000)       27,000
                                                    -----------   -----------


Cash Flows from Financing Activities
   Reduction of notes payable to
     related party                                          -          (1,000)
                                                    -----------   -----------
Net cash provided by (used for) Financing
   Activities                                               -          (1,000)
                                                    -----------   -----------

Increase (decrease) in cash                             784,000       219,000

Cash at beginning of period                           2,662,000     2,046,000
                                                    -----------   -----------
Cash at end of period                               $ 3,446,000   $ 2,265,000
                                                    ===========   ===========

      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1. BASIS OF PRESENTATION AND ORGANIZATION

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended December 31, 2003 for further information.

The consolidated financial statements presented herein include the accounts of Spindletop Oil & Gas Co., a Texas corporation ("the Company") and its wholly owned subsidiaries, Prairie Pipeline Co., a Texas corporation and Spindletop Drilling Company, a Texas Corporation. All significant intercompany transactions and accounts have been eliminated.

In the opinion of management, the accompanying unaudited interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operations and changes in cash flows of the Company and its consolidated subsidiaries for the interim periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with generally accepted accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations


2. RECENT ACCOUNTING DEVELOPMENTS

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 04-2, "Whether Mineral Rights are Tangible or Intangible Assets and Related Issues" (previously addressed as Issue 03-O), that mineral rights should be considered tangible assets for accounting purposes and should be separately disclosed in the financial statements or footnotes. The EITF acknowledged that this consensus requires an amendment to Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" to remove mineral rights as an example of an intangible assets. The Financial Accounting Standards Board ("FASB") has issued FASB Staff Position Nos.
FAS 141-1 and FAS 142-1, that amend SFAS Nos. 141 and 142, respectively, to characterize mineral rights as tangible assets. The EITF is still considering whether oil and gas drilling rights are subject to the classification and disclosure provisions of SFAS No. 142 if they are determined to be intangible assets. There has been no resolution of this issue as described in EITF Issue No. 03-S, "Application of SFAS No. 142, Goodwill and Other Intangible Assets, to Oil and Gas Companies."

The Company classifies the cost of oil and gas mineral rights as property and equipment and believes this is consistent with oil and gas accounting and industry practice. Although it appears unlikely based on the consensus reached in EITF Issue No. 04-2, if the EITF were to determine that under EITF Issue No. 03-S oil and gas mineral rights are intangible assets and are subject to the applicable classification and disclosure provisions of SFAS No. 142, certain costs would need to be reclassified from property and equipment to intangible assets on its consolidated balance sheets. These amounts would represent oil and gas mineral rights. In addition, the disclosures required by SFAS Nos. 141 and 142 would be made in the notes to the consolidated financial statements. There would be no effect on the consolidated statements of income or cash flows as the intangible assets related to oil and gas mineral rights would continue to be amortized under the full cost method of accounting.


3. ISSUANCE OF COMMON STOCK AND STOCK OPTIONS

Effective October 7, 2002, the board of directors of the Company authorize the issuance of 25,000 shares of restricted common stock at a value of $0.30 per share, along with payment of cash, and an option to purchase an additional 75,000 shares of restricted common stock of the Company in consideration for the purchase of certain oil and gas leases in North Texas. The options granted under the stock option agreement expire in July, 2004.

The above options, along with options to acquire another 70,000 shares of common stock of the Company, which expire in July 2003, were accounted for in 2002, using FASB Statement 123, Accounting for Stock-Based Compensation, which had the effect of charging the oil and gas properties account with $26,850, which will be amortized using the full cost method of accounting.

On July 9, 2003, options to purchase 70,000 shares of restricted common stock were exercised and 70,000 shares of restricted common stock were issued. The remaining 75,000 options, which expire in July, 2004 did not have a dilutive effect on earnings per share at December 31, 2003.

As of March 31, 2004, none of the options to purchase 55,000 shares of the Company's common stock have been exercised, and none of the options have had a dilutive effect on earnings per share. (See Footnote 5. SUBSEQUENT EVENTS)


4.  EARNINGS PER SHARE

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

5.  SUBSEQUENT EVENTS

On April 23, 2004, subsequent to the end of the first quarter of 2004, the Company purchased 83,334 shares of Treasury Stock for a purchase price of $40,323 ($0.4839 per share). This acquisition brought the total number of shares in the Company's treasury to 186,668 shares at a total cost of $58,406.

On April 28, 2004, options to purchase 75,000 shares of restricted common stock were exercised, and 75,000 restricted shares of common stock were issued for the option price of $0.30 per share. The Company issued the 75,000 shares out of the Company's treasury stock, accounting for the issuance using the first-in, first-out basis ("FIFO"). After the two transaction described above, the Company has 111,668 shares remaining in its Treasury Stock account at a cost of $45,281.

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

2004 Compared to 2003

Oil and gas revenue increased for the three months ended March 31, 2004 as compared to the same period in 2003 due to differences in average prices received and increases in both oil and gas production. Average Gas prices received decreased slightly in the 1st Quarter of 2004, going from an average price of $5.51 per mcf in 2003 to $5.31 per mcf in 2004. Average Oil prices received were higher in 2004 than in the previous year. Average prices per barrel were $34.04 in 2004 compared to $32.77 in 2003.

In addition to price differences for natural gas and crude oil, production for the first quarter of 2004 was higher than in 2003. Production for the first quarter in 2004 was higher due to 28 oil and gas wells that were acquired subsequent to the first quarter in 2003. Oil production for the 1st Quarter of 2004 was approximately 3,000 bbl more that that sold in the same period of 2003. Gas production was up approximately 113,000 mcf. Approximately 15% of the gas increase was due to the Olex #1 well in Denton County, Texas coming online.

Lease operations in the first quarter of 2004 are higher than in 2003, due to an increase in the number of properties being operated and related increases in operating costs and general inflation.

The depletion calculation for the first quarter of 2004 is higher than that calculated in 2003. The company has re-evaluated and increased its proved oil and gas reserve quantities, but at the same time increased the capitalized costs that are being amortized. In addition, production is up for the first quarter of 2004 due to the added properties.

General and administrative costs for the first quarter of 2004 was up slightly due to the increased administrative activity involved with evaluation of potential property purchases, and the resulting administrative and accounting work necessary to process new acquisitions and the related accounting. In addition, the management fee charged by a related entity was increased by $10,000 per month over that reported in the 1st Qtr of 2003.


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

Item 4. - Controls and Procedures
(a) Within the 90 days prior to the date of this report, Spindletop Oil & Gas Co. carried out an evaluation, under the supervision and with the Participation of the Company's management, including the Company's Acting Principal Executive Office and Acting Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Company's Acting Principal Executive Officer and Acting Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) which is required to be included in the Company's periodic SEC filings.

(b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date the Company carried out this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II - Other Information

      Item 6. - Exhibits and Reports on Form 8-K



Exhibit 99.1

                         CERTIFICATION PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                         (18 U.S.C. SECTION 1350)


In connection with the Annual Report of Spindletop Oil & Gas Co.
("the Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), We, Chris G. Mazzini, President and Acting Principal Executive Officer and Robert E. Corbin, Controller and Acting Principal Financial Officer of the Company, hereby certify that to our knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  May 17,2004

By: /s/ Chris G. Mazzini
    President, Acting Principal Executive Officer



Date:  May 17,2004

By: /s/ Robert E. Corbin
    Controller, Acting Principal Financial Officer

                                Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SPINDLETOP OIL & GAS CO.
                                             (Registrant)


Date:  May 17,2004                     By: /s/ Chris G. Mazzini
                                           Chris G. Mazzini
                                           President, Acting Principal
                                           Executive Office



Date:  May 17,2004                     By: /s/ Michelle H. Mazzini
                                           Michelle H. Mazzini
                                           Secretary



Date:  May 17,2004                     By: /s/ Robert E. Corbin
                                           Robert E. Corbin
                                           Controller, Acting Principal
                                           Financial Office

                               CERTIFICATION

I, Chris Mazzini, Acting Principal Executive Officer of Spindletop Oil and Gas Co. ("the Company"), certify that:

I have reviewed this quarterly report on Form 10-Q of the Company;

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

The Company's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

   a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company and its consolidated subsidiaries is made known to us by others within those entities, particularly for the periods presented in this report;

   b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

   c) Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the periods covered by this report based on such evaluation; and

   d) Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

The Company's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.



/s/  Chris G. Mazzini
Acting Principal Executive Officer
May 17, 2004

                                CERTIFICATION

I, Robert E. Corbin, Acting Principal Financial Officer of Spindletop Oil and Gas Co. ("the Company"), certify that:

I have reviewed this quarterly report on Form 10-Q of the Company;

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

The Company's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

   a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company and its consolidated subsidiaries is made known to us by others within those entities, particularly for the periods presented in this report;

   b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

   c) Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the periods covered by this report based on such evaluation; and

   d) Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

The Company's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.



/s/  Robert E. Corbin
Acting Principal Financial Officer
May 17, 2004