Form 10-Q
period 2004-06-30
SPINDLETOP OIL & GAS CO
filed 2004-08-16
CIK 867038

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, DC 20549

                                 FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended June 30, 2004

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

                  YES _______                         NO __ X____


Indicate by check mark whether the Company (1) has filed all reports required be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES ___X___                         NO _______

As of June 30, 2004, 7,677,471 shares of the Company's common stock were issued and outstanding, and the aggregate market value of the voting stock held by non-affiliates of the company as of that date is not determinable since no significant public trading market has been established for the Company's common stock.


                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

                                 FORM 10-Q
                               JUNE 30, 2004

         Index to Consolidated Financial Statements and Schedules



                                                                         Page

Part I - Financial Information:

   Item 1. - Financial Statements

      Consolidated Balance Sheets
         June 30, 2004 (Unaudited) and December 31, 2003 . . . . . . . .  3-4

      Consolidated Statements of Income or Loss (Unaudited)
         Six months ended June 30, 2004 and 2003
         Three months ended June 30, 2004 and 2003 . . . . . . . . . . .    5

      Consolidated Statements of Cash Flows (Unaudited)
         Six months ended June 30, 2004 and 2003 . . . . . . . . . . . .    6

      Notes to Consolidated Financial Statements . . . . . . . . . . . .    7

   Item 2. - Management's Discussion and Analysis of Financial

               Condition and Results of Operations . . . . . . . . . . .    9

   Item 4. - Controls and Procedures . . . . . . . . . . . . . . . . . .   10


Part II - Other Information:

   Item 6. - Exhibits and Reports on Form 8-K  . . . . . . . . . . . . .   11

Part I - Financial Information

Item 1. - Financial Statements




                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                                              As of
                                                   --------------------------
                                                     June 30      December 31
                                                       2004           2003
                                                   (Unaudited)
                                                   -----------    -----------
                ASSETS

Current Assets
   Cash                                            $ 3,516,000    $ 2,662,000
   Accounts receivable, trade                          577,000        565,000
   Accounts receivable, other                              -          638,000
                                                   -----------    -----------
      Total Current Assets                           4,093,000      3,865,000
                                                   -----------    -----------

Property and Equipment, at cost
   Oil and gas properties (full cost method)         4,773,000      4,460,000
   Rental equipment                                    399,000        399,000
   Gas gathering systems                               346,000        145,000
   Other property and equipment                        102,000         85,000
                                                   -----------    -----------
                                                     5,620,000      5,089,000
Accumulated depreciation and amortization           (3,736,000)    (3,561,000)
                                                   -----------    -----------
      Total Property and Equipment, net              1,884,000      1,528,000
                                                   -----------    -----------

Other Assets                                             1,000          2,000
                                                   -----------    -----------
Total Assets                                       $ 5,978,000    $ 5,395,000
                                                   ===========    ===========








      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS - (Continued)


                                                              As of
                                                   --------------------------
                                                     June 30      December 31
                                                       2004           2003
                                                   (Unaudited)
                                                   -----------    -----------
      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued liabilities        $ 1,030,000    $   962,000
   Income tax payable                                   55,000        278,000
   Tax savings benefit payable                          97,000         97,000
                                                   -----------    -----------
      Total current liabilities                      1,182,000      1,337,000
                                                   -----------    -----------


Deferred income tax payable                             18,000         18,000
                                                   -----------    -----------

Shareholders' Equity
   Common stock, $.01 par value; 100,000,000
      Shares authorized; 7,677,471 shares
      issued and outstanding at June 30, 2004
      and 7,677,471 shares issued and outstanding
      at December 31, 2003.  111,668 shares of
      Treasury Stock at June 30, 2004 and
      103,334 shares at December 31, 2003.
                                                        77,000         77,000
   Additional paid-in capital                          806,000        796,000
   Treasury Stock                                      (45,000)       (18,000)
   Retained earnings                                 3,940,000      3,185,000
                                                   -----------    -----------
      Total Shareholders' Equity                     4,778,000      4,040,000
                                                   -----------    -----------

Total Liabilities and Shareholders' Equity         $ 5,978,000    $ 5,395,000
                                                   ===========    ===========









      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                (Unaudited)


                                     Six Months Ended    Three Months Ended
                                  --------------------- ---------------------
                                    June 30    June 30    June 30    June 30
                                      2004       2003       2004       2003
                                  ---------- ---------- ---------- ----------
Revenues
   Oil and gas revenue            $1,830,000 $1,302,000 $  919,000 $  584,000
   Revenue from lease
    Operations                        68,000     37,000     30,000     21,000
   Gas gathering, compression
    and equipment rental              79,000     71,000     50,000     29,000
   Interest income                    48,000     54,000     25,000     24,000
   Other                               7,000      3,000      4,000        -
                                  ---------- ---------- ---------- ----------
      Total Revenues               2,032,000  1,467,000  1,028,000    658,000
                                  ---------- ---------- ---------- ----------

Expenses
   Lease operations                  597,000    527,000    301,000    258,000
   Pipeline and rental
    Operations                        18,000     16,000      7,000      7,000
   Depreciation and
    Amortization                     174,000    132,000     98,000     71,000
   General and administrative        319,000    252,000    138,000    140,000
   Interest expense                      -        2,000        -          -
                                  ---------- ---------- ---------- ----------
      Total Expenses               1,108,000    929,000    544,000    476,000
                                  ---------- ---------- ---------- ----------
Net Income Before Tax                924,000    538,000    484,000    182,000

Current income tax provision         169,000    154,000    156,000     61,000
                                  ---------- ---------- ---------- ----------

Net Income                        $  755,000 $  384,000 $  328,000 $  121,000
                                  ========== ========== ========== ==========
Earnings per share of
   common stock
      Basic                       $     0.10 $     0.05 $     0.04 $     0.02
                                  ========== ========== ========== ==========
      Diluted                     $     0.10  $    0.05 $     0.04 $     0.02
                                  ========== ========== ========== ==========

Weighed average shares
   Outstanding                     7,677,471  7,605,537  7,677,471  7,603,582
                                  ========== ========== ========== ==========
   Diluted shares outstanding      7,727,334  7,750,399  7,752,471  7,748,304
                                  ========== ========== ========== ==========

      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                        Six Months Ended
                                                   --------------------------
                                                     June 30        June 30
                                                       2004           2003
                                                   -----------    -----------
Cash Flows from Operating Activities
   Net Income                                      $   755,000    $   384,000
   Reconciliation of net income
     to net cash provided(used) by
     Operating Activities
       Depreciation and amortization                   174,000        132,000
       Amortization of note discount                       -           (3,000)
       Changes in accounts receivable, trade           (12,000)       115,000
       Changes in accounts receivable, other           638,000            -
       Changes in prepaid income taxes                     -          109,000
       Changes in accounts payable                      68,000        253,000
       Changes in current taxes payable               (223,000)        45,000
       Changes in other assets                           1,000         (5,000)
                                                   -----------    -----------
Net cash provided(used) by Operating Activities      1,401,000      1,030,000
                                                   -----------    -----------

Cash flows from Investing Activities
   Capitalized acquisition, exploration
      and development costs                           (312,000)      (441,000)
   Purchase of gathering system/pipeline              (201,000)           -
   Purchase of property and equipment                  (17,000)           -
                                                   -----------    -----------
Net cash provided(used) by Investing Activities       (530,000)      (441,000)
                                                   -----------    -----------

Cash Flows from Financing Activities
   Reduction of notes payable to related party             -          (39,000)
   Purchase of 103,334 shares of treasury stock        (40,000)           -
   Issuance of 75,000 shares of common stock
       out of treasury stock                            23,000            -
                                                   -----------    -----------
Net cash provided(used) by Financing Activities        (17,000)      (39,000)
                                                   -----------    -----------

Increase (decrease) in cash                            854,000        550,000

Cash at beginning of period                          2,662,000      2,046,000
                                                   -----------    -----------
Cash at end of period                              $ 3,516,000    $ 2,596,000
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

The Company classifies the cost of oil and gas mineral rights as property and equipment and believes this is consistent with oil and gas accounting and industry practice. Although it appears unlikely based on the consensus reached in EITF Issue No. 04-2, if the EITF were to determine that under EITF Issue No. 03-S oil and gas mineral rights are intangible assets and are subject to the applicable classification and disclosure provisions of SFAS No.142, certain costs would need to be reclassified from property and equipment to intangible assets on its consolidated balance sheets. These amounts would represent oil and gas mineral rights. In addition, the

                                   - 7 -
disclosures required by SFAS Nos. 141 and 142 would be made in the notes to the consolidated financial statements. There would be no effect on the consolidated statements of income or cash flows as the intangible assets related to oil and gas mineral rights would continue to be amortized under the full cost method of accounting.


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

On July 9, 2003, options to purchase 70,000 shares of restricted common stock referred to in the immediately preceding paragraph were exercised and 70,000 shares of restricted common stock were issued. The remaining 75,000 options, which expire in July, 2004 did not have a dilutive effect on earnings per share at December 31, 2003.

On April 23, 2004, the Company purchased 83,334 shares of Treasury Stock for a purchase price of $40,323 ($0.4839 per share). This acquisition brought the total number of shares in the Company's treasury to 186,668 shares at a total cost of $58,406.

On April 28, 2004, options to purchase 75,000 shares of restricted common stock described in the first paragraph of this footnote were exercised, and 75,000 restricted shares of common stock were issued for the option price of $0.30 per share. The Company issued the 75,000 shares out of the Company's treasury stock, accounting for the issuance using the first-in, first-out basis ("FIFO"). After the two transactions described above, the Company has 111,668 shares remaining in its Treasury Stock account at a cost of $45,281.


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

Item 2. - Management's Discussion and Analysis of
	Financial Condition and Results of Operations

Results of Operations

Six months ended June 30, 2004 compared to six months ended June 30, 2003

Total oil and gas revenues reported for the first six months ended June 30, 2004 were $1,830,000, while total oil and gas revenues reported for the same period in 2003 were $1,302,000. Oil sales for the period in 2004 were $397,000 compared to $209,000 for the same period in 2003, an increase of approximately $188,000. Average oil prices for production sold in the first six months of 2004 was $34.90 per bbl compared to $31.32 per bbl for the first six months of 2003. Gas sales in the first six months of 2004 were $1,433,000 compared to $1,093,000 for the same period in 2003, an increase of approximately $340,000. Average gas prices for production sold in the first six months of 2004 was $5.10 per Mcf compared to $5.84 per Mcf in 2003. The primary cause for the increase in production in the first six months of 2004 compared to 2003 is the Olex wells in the Barnett Shale field which were not drilled and on production in 2003.

The increase in lease operations is due to additional operated wells drilled by the Company along with an increase of work on wells needing maintenance or workovers and increased costs by vendors and suppliers.

The depletion calculation for the first six months of 2004 is higher than that calculated in 2003. The company has re-evaluated and increased its proved oil and gas reserve quantities, but at the same time increased the capitalized costs that are being amortized as well as increase the provision for the amount of cost to develop proven but undeveloped reserves. In addition, production is up for the first six months of 2004 due to the added properties.

General and administrative costs for the first half of 2004 was up slightly due to the increased administrative activity involved with evaluation of potential property purchases, and the resulting administrative and accounting work necessary to process new acquisitions and the related accounting. In addition, the management fee charged by a related entity was increased by $10,000 per month over that reported in the 1st half of 2003.


Three months ended June 30, 2004 compared to three months ended June 30, 2003

Total oil and gas revenues reported for the three months ended June 30, 2004 were $919,000, while total oil and gas revenues reported for the same period in 2003 were $584,000. Oil sales for the period in 2004 were $197,000 compared to $114,000 for the same period in 2003, an increase of approximately $83,000. Average oil prices for production sold in the second quarter of 2004 was $37.06 per bbl compared to $28.91 per bbl for the second quarter of 2003. Gas sales for the three months ended June 30, 2004 were $722,000 compared to $470,000 for the same period in 2003, an increase of approximately $252,000. Average gas prices for production sold in the second quarter of 2004 was $5.20 per Mcf compared to $5.74 per Mcf in 2003.

In addition to price differences for natural gas and crude oil, production for the second quarter of 2004 was higher than in 2003.

Lease operations in the second quarter of 2004 are higher than in 2003, due to an increase in the number of properties being operated and related increases in operating costs and general inflation.

The depletion calculation for the second quarter of 2004 is higher than that calculated in 2003. The company has re-evaluated and increased its proved oil and gas reserve quantities, but at the same time increased the capitalized costs that are being amortized. In addition, production is up for the second quarter of 2004 due to the added properties.


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


                                       SPINDLETOP OIL & GAS CO.
                                             (Registrant)


Date:  August 16, 2004                 By: /s/ Chris G. Mazzini
                                           Chris G. Mazzini
                                           President, Acting Principal
                                           Executive Officer



Date:  August 16, 2004                 By: /s/ Michelle H. Mazzini
                                           Michelle H. Mazzini
                                           Secretary



Date:  August 16, 2004                 By: /s/ Robert E. Corbin
                                           Robert E. Corbin
                                           Controller, Acting Principal
                                           Financial Officer

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



/s/  Chris G. Mazzini
Acting Principal Executive Officer
August 16, 2004

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







/s/  Robert E. Corbin
Acting Principal Financial Officer
August 16, 2004

                                                                  Exhibit 32.1

  CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURUSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Spindletop Oil & Gas Co. ("the Company") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), We, Chris G. Mazzini, President and Acting Principal Executive Officer and Robert E. Corbin, Controller and Acting Principal Financial Officer of the Company, hereby certify that to our knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  August 16,2004                  By: /s/Chris G. Mazzini
                                           Chris G. Mazzini
                                           President, Acting Principal
                                           Executive Officer


Date:  August 16,2004                  By: /s/Robert E. Corbin
                                           Robert E. Corbin
                                           Controller, Acting Principal
                                           Financial Officer