Form 10-Q
period 2004-09-30
SPINDLETOP OIL & GAS CO
filed 2004-11-15
CIK 867038

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, DC 20549

                                 FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter ended September 30, 2004
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

                  YES _______                         NO __X____

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES ___X___                         NO _______

As of September 30, 2004, 7,677,471 shares of the Company's common stock were issued and outstanding, and the aggregate market value of the voting stock held by non-affiliates of the company as of that date is not determinable since no significant public trading market has been established for the Company's common stock.



                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

                                 FORM 10-Q
                            SEPTEMBER 30, 2004

         Index to Consolidated Financial Statements and Schedules



                                                                         Page

Part I - Financial Information:

    Item 1. - Financial Statements

        Consolidated Balance Sheets
           September 30, 2004 (Unaudited) and December 31, 2003           3-4

        Consolidated Statements of Income or Loss (Unaudited)
           Nine months ended September 30, 2004 and 2003
           Three months ended September 30, 2004 and 2003                   5

        Consolidated Statements of Cash Flows (Unaudited)
        Nine months ended September 30, 2004 and 2003                       6

        Notes to Consolidated Financial Statements                          7

    Item 2. - Management?s Discussion and Analysis of Financial
        Condition and Results of Operations	 9

    Item 4. - Controls and Procedures                                      10


Part II - Other Information:

    Item 6. - Exhibits





















Part I - Financial Information

Item 1. - Financial Statements




                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                                            As of
                                                   --------------------------
                                                   September 30   December 31
                                                       2004           2003
                                                   (Unaudited)
                                                   -----------    -----------
                     ASSETS

Current Assets
   Cash                                            $ 3,994,000    $ 2,662,000
   Accounts receivable, trade                          269,000        565,000
   Accounts receivable, other                              -          638,000
                                                   -----------    -----------
      Total Current Assets                           4,263,000      3,865,000
                                                   -----------    -----------

Property and Equipment, at cost
   Oil and gas properties (full cost method)         5,031,000      4,460,000
   Rental equipment                                    399,000        399,000
   Gas gathering systems                               346,000        145,000
   Other property and equipment                        102,000         85,000
                                                   -----------    -----------
                                                     5,878,000      5,089,000
Accumulated depreciation and amortization           (3,838,000)    (3,561,000)
                                                   -----------    -----------
        Total Property and Equipment, net            2,040,000      1,528,000
                                                   -----------    -----------

Other Assets                                             1,000         2,000
                                                   -----------    -----------
Total Assets                                       $ 6,304,000    $ 5,395,000
                                                   ===========    ===========











      The accompanying notes are an integral part of these statements.


                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS - (Continued)


                                                            As of
                                                   --------------------------
                                                   September 30   December 31
                                                       2004           2003
                                                   (Unaudited)
                                                   -----------    -----------
      LIABILITIES AND SHAREHOLDERS? EQUITY

Current Liabilities
   Accounts payable and accrued liabilities        $   891,000    $   962,000
   Income tax payable                                  110,000        278,000
   Tax savings benefit payable                          97,000         97,000
                                                   -----------    -----------
      Total current liabilities                      1,098,000      1,337,000
                                                   -----------    -----------


Deferred income tax payable                             18,000         18,000
                                                   -----------    -----------

Shareholders' Equity
   Common stock, $.01 par value; 100,000,000
      Shares authorized; 7,677,471 shares
      issued and outstanding at September 30, 2004
      and 7,677,471 shares issued and outstanding
      at December 31, 2003.  111,668 shares of
      Treasury Stock at September 30, 2004 and
      103,334 shares at December 31, 2003.
                                                        77,000         77,000
   Additional paid-in capital                          806,000        796,000
   Treasury Stock                                      (45,000)       (18,000)
   Retained earnings                                 4,350,000      3,185,000
                                                   -----------    -----------
      Total Shareholders' Equity                     5,188,000      4,040,000
                                                   -----------    -----------

Total Liabilities and Shareholders? Equity         $ 6,304,000    $ 5,395,000
                                                   ===========    ===========












      The accompanying notes are an integral part of these statements.


                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                (Unaudited)


                                 Nine Months Ended      Three Months Ended
                               ----------------------  ----------------------
                                Sept 30     Sept 30     Sept 30     Sept 30
                                  2004        2003        2004        2003
                               ----------  ----------  ----------  ----------
Revenues
   Oil and gas revenue         $2,896,000  $2,368,000  $1,066,000  $1,066,000
   Revenue from lease
      Operation                   106,000      61,000      38,000      24,000
   Gas gathering, compression
      and equipment rental        115,000      97,000      36,000      26,000
   Interest income                 73,000      84,000      25,000      30,000
   Other                           11,000       3,000       4,000         -
                               ----------  ----------  ----------  ----------
      Total Revenues            3,201,000   2,613,000   1,169,000   1,146,000
                               ----------  ----------  ----------  ----------
Expenses
   Lease operation                889,000     920,000     292,000     393,000
   Pipeline and rental
      Operations                   23,000      21,000       5,000       5,000
Depreciation and
   Amortization                   277,000     166,000     103,000      34,000
   General and administrative     563,000     367,000     244,000     115,000
   Interest expense                   -         2,000         -           -
                               ----------  ----------  ----------  ----------
      Total Expenses            1,752,000   1,476,000     644,000     547,000
                               ----------  ----------  ----------  ----------
Net Income Before Tax           1,449,000   1,137,000     525,000     599,000
Current income tax provision      284,000     287,000     115,000     133,000
Deferred income tax provision         -           -           -           -
                               ----------  ----------  ----------  ----------
                                  284,000     287,000     115,000     133,000
                               ----------  ----------  ----------  ----------

Net Income                     $1,165,000  $  850,000  $  410,000  $  466,000
                               ==========  ==========  ==========  ==========

Earnings per share of
  common stock
     Basic                     $     0.15  $     0.11  $     0.05  $     0.06
                               ==========  ==========  ==========  ==========
     Diluted                   $     0.15  $     0.11  $     0.05  $     0.06
                               ==========  ==========  ==========  ==========
Weighed average shares
   Outstanding                  7,677,471   7,627,471   7,677,471   7,670,623
                               ==========  ==========  ==========  ==========
   Diluted shares outstanding   7,710,591   7,751,097   7,752,471   7,752,471
                               ==========  ==========  ==========  ==========

      The accompanying notes are an integral part of these statements.


                 SPINDLETOP OIL & GAS CO AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                        Nine Months Ended
                                                   --------------------------
                                                   September 30  September 30
                                                       2004          2003
                                                   -----------    -----------
Cash Flows from Operating Activities
   Net Income (Loss)                               $ 1,165,000    $   850,000
   Reconciliation of net income (loss)
     to net cash provided by (used for)
     Operating Activities
       Depreciation and amortization                   277,000        166,000
       Amortization of note discount                       -           (2,000)
       Changes in accounts receivable, trade           296,000       (355,000)
       Changes in accounts receivable, other           638,000            -
       Changed in prepaid income taxes                     -          109,000
       Changes in accounts payable                     (71,000)       387,000
       Changes in current taxes payable               (168,000)       177,000
       Changes in other assets                           1,000         (2,000)
                                                   -----------    -----------
Net cash provided by (used for) operating
  activities                                         2,138,000      1,330,000
                                                   -----------    -----------

Cash flows from Investing Activities
  Capitalized acquisition, exploration
    and development costs                             (571,000)      (520,000)
  Purchase of gathering system/pipeline               (201,000)           -
  Purchase of property and equipment                   (17,000)           -
                                                   -----------    -----------
Net cash provided by (used for) Investing
 activities                                           (789,000)      (520,000)
                                                   -----------    -----------

Cash Flows from Financing Activities
  Reduction of notes payable to
    related party                                           -         (40,000)
  Purchase of 103,334 shares of treasury stock          (27,000)          -
  Issuance of 70,000 shares of common stock              10,000        21,000
                                                   -----------    -----------
Net cash provided by (used for) Financing
  Activities                                            (17,000)      (19,000)
                                                   -----------    -----------

Increase (decrease) in cash                          1,332,000        791,000

Cash at beginning of period                          2,662,000      2,046,000
                                                   -----------    -----------
Cash at end of period                              $ 3,994,000    $ 2,837,000
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


2. RECENT ACCOUNTING DEVELOPMENTS

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 04-2, "Whether Mineral Rights are Tangible or Intangible Assets and Related Issues" (previously addressed as Issue 03-O), that mineral rights should be considered tangible assets for accounting purposes and should be separately disclosed in the financial statements or footnotes.
The EITF acknowledged that this consensus requires an amendment to Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" to remove mineral rights as an example of an intangible asset. The Financial Accounting Standards Board ("FASB") has issued FASB Staff Position Nos.
FAS 141-1 and FAS 142-1, that amend SFAS Nos. 141 and 142, respectively, to characterize mineral rights as tangible assets. The EITF is still considering whether oil and gas drilling rights are subject to the classification and disclosure provisions of SFAS No. 142 if they are determined to be intangible assets. There has been no resolution of this issue as described in EITF Issue No. 03-S, "Application of SFAS No. 142, Goodwill and Other Intangible Assets, to Oil and Gas Companies."

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


3. ISSUANCE OF COMMON STOCK AND STOCK OPTIONS

Effective October 7, 2002, the board of directors of the Company authorized the issuance of 25,000 shares of restricted common stock at a value of $0.30 per share, along with payment of cash, and an option to purchase an additional 75,000 shares of restricted common stock of the Company in consideration for the purchase of certain oil and gas leases in North Texas. On April 28, 2004, the options to purchase 75,000 shares of restricted common stock under the stock option agreement were exercised, and 75,000 restricted shares of common stock were issued for the option price of $0.30 per share. The Company issued the 75,000 shares out of the Company's treasury stock, accounting for the issuance using the first-in, first-out basis ("FIFO").

The above options were accounted for in 2002, using FASB Statement 123, Accounting for Stock-Based Compensation, which had the effect of charging
The oil and gas properties account with $26,850, which will be amortized using the full cost method of accounting.

On April 23, 2004, the Company purchased 83,334 shares of Treasury Stock for a purchase price of $40,323 ($0.4839 per share). After the transactions described in this footnote, the Company has 111,668 shares remaining in its Treasury Stock account at a cost of $45,281.



4.  EARNINGS PER SHARE

Earnings per share (?EPS?) are calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128), which was adopted in 1997 for all years presented. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. All calculations have been adjusted for the effects of the stock split discussed in Note 2. The adoption of SFAS 128 had no effect on previously reported EPS. Diluted EPS is computed based on the weighted number of shares outstanding, plus the additional common shares that would have been issued had the options outstanding been exercised.
















Item 2. - Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Forward-Looking Statements

Statements contained in this report regarding the Company's future financial performance and operating results, business strategy, market prices, other activities, and other statements including, in particular, statements about plans and forecasts that are not historical facts are forward-looking statements. Among these forward-looking statements are statements regarding the Company's anticipated performance in 2004. Events may occur in the future that the Company is unable to accurately predict, or over which it has no control. You are cautioned not to place undue reliance on a forward-looking statement. When considering forward-looking statements, keep in mind the other cautionary statements in this Quarterly Report, and the risk factors contained in the Company's Annual Report Form 10-K for the year ended
December 31, 2003.

Results of Operations

Nine months ended Sept 30, 2004 compared to nine months ended Sept 30, 2003

Total oil and gas revenues reported for the first nine months ended September 30, 2004 were $2,896,000, while total oil and gas revenues reported for the same period in 2003 were $2,368,000, and increase of $528,000. Oil sales for the period in 2004 were $632,000 compared to $511,000 for the same period in 2003, an increase of approximately $120,000. Average oil prices for production sold in the first nine months of 2004 was $37.08 per bbl compared to $26.88 per bbl for the first nine months of 2003. Gas sales in the first nine months of 2004 were $2,264,000 compared to $1,857,000 for the same period in 2003, an increase of approximately $407,000. Average gas prices for production sold in the first nine months of 2004 was $5.32 per Mcf compared to $5.22 per Mcf in 2003. The primary cause for the increase in production in The first nine months of 2004 compared to 2003 are the Olex wells in the Barnett Shale field which were not drilled and on production in 2003.

Lease operations expenses for the first nine months of 2004 is approximately the same as for the same period in 2003.

The depletion and depreciation calculation for the first nine months of 2004 is higher than that calculated in 2003. The company has re-evaluated and increased its proved oil and gas reserve quantities, but at the same time increased the capitalized costs that are being amortized as well as increase the provision for the amount of cost to develop proven but undeveloped reserves. In addition, production is up for the first nine months of 2004 due to the added properties.

General and administrative costs for the first nine months of 2004 were up approximately $196,000. Approximately $105,000 relates to increased administrative activity involved with evaluation of potential property purchases, and the resulting administrative and accounting work necessary to process new acquisitions and the related increase in accounting staff. In addition, the management fee charged by a related entity was increased by $10,000 per month over that reported in the 1st half of 2003.



Three months ended Sept 30, 2004 compared to three months ended Sept 30, 2003

Total oil and gas revenues reported for the three months ended September 30, 2004 were $1,066,000, while total oil and gas revenues reported for the same period in 2003 were $ 1,066,000. Oil sales for the period in 2004 were $233,000 compared to $301,000 for the same period in 2003, a decrease of approximately $68,000. Average oil prices for production sold in the third quarter of 2004 was $41.09 per bbl compared to $28.31 per bbl for the third quarter of 2003. Gas sales for the three months ended September 30, 2004 were $832,000 compared to $764,000 for the same period in 2003, an increase of approximately $68,000. Average gas prices for production sold in the third quarter of 2004 was $5.57 per Mcf compared to $4.95 per Mcf in 2003.

In addition to price differences for natural gas and crude oil, production for the third quarter of 2004 was higher than in 2003.

Lease operations in the third quarter of 2004 were approximately $30,000 less than operating expenses incurred in the same period of 2003.

The depletion calculation for the third quarter of 2004 is higher than that calculated in 2003. The company has re-evaluated and increased its proved oil and gas reserve quantities, and at the same time increased the capitalized costs that are being amortized. In addition, production is up for the third quarter of 2004 due to the added properties.

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

Newark, East Barnett Shale Gas Field, Ft. Worth Basin, Texas

The Company has set production casing to 8,706? to test the Barnett Shale Formation on its Olex U.S. #3 well located in Denton County, Texas. The Company plans to complete and place the well into production during the fourth quarter of 2004. On the same lease, the Company has staked the location for its Olex #4 well and plans to drill the well prior to year end. The Company plans to drill additional Barnett Shale wells on its Ft. Worth Basin properties in 2005.


Item 4. - Controls and Procedures

(a) As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Acting Principal Executive Officer and Acting Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Base upon the evaluation, the Company's Acting Principal Executive Officer and Acting Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic
    SEC Filings.

(b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date the Company carried out this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.















































Part II - Other Information

    Item 6. - Exhibits

(a) Exhibits:

    Exhibit
    Number             Description

    31.1 Certification Pursuant to Rules 13a-14 and 15d-14 Under the Securities Exchange Act of 1934, filed herewith.


    31.2 Certification Pursuant to Rules 13a-14 and 15d-14 Under the Securities Exchange Act of 1934, filed herewith.


    32.1 Certificate Pursuant to 18 U.S.C. Section 1350, filed herewith




































                                Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SPINDLETOP OIL & GAS CO.
                                             (Registrant)


Date:  November 15, 2004               By: /s/ Chris G. Mazzini
                                           Chris G. Mazzini
                                           President, Acting Principal
                                           Executive Officer



Date:  November 15, 2004               By: /s/ Michelle H. Mazzini
                                           Michelle H. Mazzini
                                           Secretary



Date:  November 15, 2004               By: /s/ Robert E. Corbin
                                           Robert E. Corbin
                                           Controller, Acting Principal
                                           Financial Officer




























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



/s/  Chris G. Mazzini
Acting Principal Executive Officer
November 15, 2004





































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



/s/  Robert E. Corbin
Acting Principal Financial Officer
November 15, 2004






































                                                                 Exhibit 32.1

  CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURUSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Spindletop Oil & Gas Co. ("the Company") on Form 10-Q for the period ending September, 2004 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), We, Chris G. Mazzini, President and Acting Principal Executive Officer and
Robert E. Corbin, Controller and Acting Principal Financial Officer of the Company, hereby certify that to our knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  November 15, 2004               By: /s/ Chris G. Mazzini
                                          Chris G. Mazzini
                                          President, Acting Principal
                                          Executive Officer


Date:  November 15, 2004               By: /s/ Robert E. Corbin
                                          Robert E. Corbin
                                          Controller, Acting Principal
                                          Financial Officer