Form 10-Q
period 2005-03-31
SPINDLETOP OIL & GAS CO
filed 2005-05-16
CIK 867038

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC 20549


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2005

                       Commission File No. 000-18774


                          SPINDLETOP OIL & GAS CO.
          (Exact name of registrant as specified in its charter)

               Texas                                    75-2063001
   (State or other jurisdiction              (IRS Employer Identification No.)
 of incorporation or organization)

	12850 Spurling Rd., Suite 200, Dallas, TX                 75230
	(Address of principal executive offices)                (Zip Code)

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

              YES _______                         NO __X____


                   APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 31, 2005, 7,677,471 shares of the Company's common stock were issued and outstanding.











                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

                                 FORM 10-Q
                              MARCH 31, 2005

         Index to Consolidated Financial Statements and Schedules



                                                                        Page

Part I - Financial Information:

    Item 1. - Financial Statements

        Consolidated Balance Sheets
            March 31, 2005 (Unaudited) and December 31, 2004             3-4

        Consolidated Statements of Income or Loss (Unaudited)
            Three Months Ended March 31, 2005 and 2004                     5

        Consolidated Statements of Cash Flows (Unaudited)
            Three Months Ended March 31, 2005 and 2004                     6

        Notes to Consolidated Financial Statements                         7

    Item 2. - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        9

    Item 4. - Controls and Procedures                                     10

Part II - Other Information:

    Item 6. - Exhibits                                                    11

Part I - Financial Information

Item 1. - Financial Statements


                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                                              As of
                                                    -------------------------
                                                      March 31    December 31
                                                        2005          2004
                                                    (Unaudited)
                                                    -----------   -----------
          ASSETS

Current Assets
   Cash                                             $ 5,089,000   $ 4,352,000
   Accounts receivable, trade                           179,000       617,000
   Prepaid income tax                                  133,000       190,000
                                                    -----------   -----------
      Total Current Assets                            5,401,000     5,159,000
                                                    -----------   -----------

Property and Equipment, at cost
   Oil and gas properties (full cost method)          6,164,000     5,983,000
   Rental equipment                                     399,000       399,000
   Gas gathering systems                                145,000       145,000
   Other property and equipment                         116,000       102,000
                                                    -----------   -----------
                                                      6,824,000     6,629,000
Accumulated depreciation and amortization            (4,178,000)   (4,059,000)
                                                    -----------   -----------
      Total Property and Equipment, net               2,646,000     2,570,000
                                                    -----------   -----------

Real Estate Property, at cost
   Land                                                 688,000       688,000
   Commercial office building                         1,298,000     1,298,000
   Accumulated depreciation                              (2,000)       (1,000)
                                                    -----------   -----------
      Total Real Estate Property, net                 1,984,000     1,985,000
                                                    -----------   -----------

Other Assets                                              1,000         1,000
                                                    -----------   -----------
Total Assets                                        $10,032,000   $ 9,715,000
                                                    ===========   ===========



      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS - (Continued)


                                                              As of
                                                    -------------------------
                                                      March 31    December 31
                                                        2005          2004
                                                    (Unaudited)
                                                    -----------   -----------
      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Notes payable, current portion                   $   120,000   $   120,000
   Accounts payable and accrued liabilities           2,053,000     2,068,000
   Tax savings benefit payable                           97,000        97,000
                                                    -----------   -----------
       Total current liabilities                      2,270,000     2,285,000
                                                    -----------   -----------


Notes payable, long-term portion                      1,620,000     1,680,000
                                                    -----------   -----------


Deferred income tax payable                              524,000      461,000
                                                    -----------   -----------

Shareholders' Equity
   Common stock, $.01 par value; 100,000,000
      Shares authorized; 7,677,471 shares
      issued and outstanding at March 31, 2005
      and at December 31, 2004.  103,334 shares of
      Treasury Stock at March 31, 2005 and at
      December 31, 2004.                                 77,000        77,000
   Additional paid-in capital                           806,000       806,000
   Treasury Stock                                       (45,000)      (45,000)
   Retained earnings                                  4,780,000     4,451,000
                                                    -----------   -----------
      Total Shareholders' Equity                      5,618,000     5,289,000
                                                    -----------   -----------

Total Liabilities and Shareholders' Equity          $10,032,000   $ 9,715,000
                                                    ===========   ===========








      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                (Unaudited)
                                                        Three Months Ended
                                                    -------------------------
                                                      March 31      March 31
                                                        2005          2004
                                                    -----------   -----------
Revenues
   Oil and gas revenue                              $   953,000   $   911,000
   Revenue from lease operations                         37,000        38,000
   Gas gathering, compression and
      Equipment rental                                   38,000        29,000
   Real estate rental income                             71,000           -
   Interest income                                       26,000        23,000
   Other                                                  2,000         3,000
                                                    -----------   -----------
         Total revenue                                1,127,000     1,004,000
                                                    -----------   -----------
Expenses
   Lease operations                                     213,000       296,000
   Pipeline and rental operations                        17,000        11,000
   Real estate operations                                61,000           -
   Depreciation and amortization                        119,000        76,000
   General and administrative                           241,000       181,000
   Interest expense                                      27,000           -
                                                    -----------   -----------
         Total Expenses                                 678,000       564,000
                                                    -----------   -----------
Income (Loss) Before Income Tax                         449,000       440,000
                                                    -----------   -----------

Current tax provision                                    57,000        13,000
Deferred tax provision                                   63,000           -
                                                    -----------   -----------
                                                        120,000        13,000
                                                    -----------   -----------

Net Income (Loss)                                   $   329,000    $  427,000
                                                    ===========   ===========

Earnings (Loss) per Share of Common Stock
   Basic                                            $     0.04    $     0.06
                                                    ===========   ===========
   Diluted                                              $ 0.04        $ 0.06
                                                    ===========   ===========

Weighted Average Shares Outstanding                   7,677,471     7,677,471
                                                    ===========   ===========
Diluted Shares Outstanding                            7,677,471     7,752,471
                                                    ===========   ===========

      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                        Three Months Ended
                                                    -------------------------
                                                      March 31      March 31
                                                        2005          2004
                                                    -----------   -----------
Cash Flows from Operating Activities
   Net Income                                       $   329,000   $   427,000
      Reconciliation of net income
       to net cash provided by (used for)
       Operating Activities
         Depreciation and amortization                  119,000        76,000
         Changes in accounts receivable, trade          438,000       151,000
         Changes in accounts receivable, other              -         638,000
         Changed in prepaid income taxes                 57,000           -
         Changes in accounts payable                    (15,000)      (65,000)
         Changes in current taxes payable                   -        (179,000)
         Changes in deferred tax payable                 63,000           -
                                                    -----------   -----------
Net cash provided by (used for) operating
   Activities                                           991,000     1,048,000
                                                    -----------   -----------

Cash flows from Investing Activities
   Capitalized acquisition, exploration
     and development costs                             (180,000)      (62,000)
   Purchase of property and equipment                   (14,000)          -
   Purchase of Gathering System/Pipeline                    -        (202,000)
                                                    -----------   -----------
Net cash provided by (used for) Investing
   Activities                                          (194,000)     (264,000)
                                                    -----------   -----------

Cash Flows from Financing Activities
   Decrease in notes payable                            (60,000)          -
                                                    -----------   -----------
Net cash provided by (used for) Financing
   Activities                                           (60,000)          -
                                                    -----------   -----------

Increase (decrease) in cash                             737,000       784,000

Cash at beginning of period                           4,352,000     2,662,000
                                                    -----------   -----------
Cash at end of period                               $ 5,089,000   $ 3,446,000
                                                    ===========   ===========


      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS
                                (Unaudited)

1. BASIS OF PRESENTATION AND ORGANIZATION

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended December 31, 2004 for further information.

The consolidated financial statements presented herein include the accounts of Spindletop Oil & Gas Co., a Texas corporation ("the Company") and its wholly owned subsidiaries, Prairie Pipeline Co., a Texas corporation and Spindletop Drilling Company, a Texas Corporation. All significant inter-company transactions and accounts have been eliminated.

In the opinion of management, the accompanying unaudited interim financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, the results of operations and changes in cash flows of the Company and its consolidated subsidiaries for the interim periods presented. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with generally accepted accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.


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

The Company classifies the cost of oil and gas mineral rights as property and equipment and believes this is consistent with oil and gas accounting and industry practice. Although it appears unlikely based on the consensus

                                   - 7 -
reached in EITF Issue No. 04-2, if the EITF were to determine that under EITF Issue No. 03-S oil and gas mineral rights are intangible assets and are subject to the applicable classification and disclosure provisions of SFAS No.142, certain costs would need to be reclassified from property and equipment to intangible assets on its consolidated balance sheets. These amounts would represent oil and gas mineral rights. In addition, the disclosures required by SFAS Nos. 141 and 142 would be made in the notes to the consolidated financial statements. There would be no effect on the consolidated statements of income or cash flows as the intangible assets related to oil and gas mineral rights would continue to be amortized under the full cost method of accounting.


3. ISSUANCE OF COMMON STOCK AND STOCK OPTIONS

During 2002, the board of directors of the Company entered into two stock option agreements with third-parties and issued stock options to purchase up to 145,000 shares of restricted common stock at a value of $0.30 per share and other consideration to obtain interests in oil and gas properties. On July 9, 2003, options to purchase 70,000 shares of stock were exercised and 70,000 shares of common stock were issued. On April 30, 2004 options to purchase 75,000 shares of common stock were exercised and 75,000 shares were issued using treasury stock of the Company.

The Company has elected to account for the options using FASB Statement 123, "Accounting for Stock-Based Compensation," (FAS No. 123) which requires the use of option valuation models. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumption ranges: risk free interest rates of 1-2%, volatility factor of 170, and an expected life of 1 year - 1.5 years. Using the Black-Scholes option evaluation model, the weighted average value of the option granted during 2002 was $0.19, per option respectively. The effect of applying the fair value method of FAS No. 123 to the stock options granted during 2002 had a $26,850 effect which was applied to the oil and gas properties and will be amortized using the full cost method. These options had no dilutive effect on earnings per share

4.  EARNINGS PER SHARE

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







                                   - 8 -

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

2005 Compared to 2004

Oil and gas revenues increased for the three months ended March 31, 2005. This was due to an increase in oil and gas prices and in increase in natural gas volumes. There was an approximate 12 % increase in average gas prices from $4.94 per Mcf in the first quarter of 2004 to $5.55 per Mcf in the first quarter of 2005. Average oil prices received by the Company also increased approximately 41 % from $31.93 per bbl in the first quarter of 2004 to $45.14 per bbl in the first quarter of 2005. Natural gas production was approximately 153,540 Mcf in the first three months of 2005 compared to 142,493 Mcf in the first three months of 2004, an increase of approximately
8 %. Oil production was approximately 5,453 Bbls in the first quarter of 2005 compared to 4,707 in the first quarter of 2004, an approximate decrease of 16 %.

Lease operations in the first quarter of 2005 were lower than in 2004. This is the result of the Company cutting back on work-over related expenses during the first quarter of 2005 after re-evaluating the projects that need to be concentrated on during the year.

The depletion calculation for the first quarter of 2005 is higher than that calculated in 2004. The company has re-evaluated and increased its proved oil and gas reserve quantities, but at the same time increased the capitalized costs that are being amortized. In addition, production was up for the first quarter of 2005 due to the added properties.

General and administrative costs for the first quarter of 2005 were up due to the addition of several full-time employees during 2005 and the increased use of independent consultants and contractors as the Company expanded its operations into drilling wells and identification and acquisition of projects to develop. Costs associated with these new employees and associated benefits were included in the first quarter of 2005, but not in the first quarter of 2004.


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





                                   - 9 -
Item 4. - Controls and Procedures

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

Part II - Other Information

      Item 6. - Exhibits


The following exhibits are filed herewith or incorporated by reference as indicated.

          Exhibit
        Designation       Exhibit Description
        -----------       -----------------------------------------------
           31.1 Certification pursuant to Rules 13a-14 and 15d under the Securities Exchange Act of 1934.

           31.2 Certification pursuant to Rules 13a-14 and 15d under the Securities Exchange Act of 1934.

           32.1          Certification pursuant to 18 U.S.C. Section 1350

                                Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SPINDLETOP OIL & GAS CO.
                                                (Registrant)


Date:  May 16, 2005                       By: /s/ Chris G. Mazzini
                                          Chris G. Mazzini
                                          President, Chief Executive Officer



Date:  May 16, 2005                       By: /s/ Michelle H. Mazzini
                                          Michelle H. Mazzini
                                          Vice President, Secretary



Date:  May 16, 2005                       By: /s/ Robert E. Corbin
                                          Robert E. Corbin
                                          Controller, Principal Financial
                                          Officer

                                                                 Exhibit 31.1

                               CERTIFICATION


I, Chris G. Mazzini, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Spindletop Oil  & Gas
Co.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13-15(e) and 15d-15e) and have internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

   (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals; and

   (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the controls and procedures as of the end of the period covered by this report based on such evaluation; and

   (d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and




                                   - 13 -
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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



Dated: May 16, 2005.



                                          /s/ Chris G. Mazzini
                                          CHRIS G. MAZZINI
                                          Chief Executive Officer

































                                   - 14 -

                                                                 Exhibit 31.2

                               CERTIFICATION


I, Robert E. Corbin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Spindletop Oil  & Gas
Co.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13-15(e) and 15d-15e) and have internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

   (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals; and

   (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the controls and procedures as of the end of the period covered by this report based on such evaluation; and

   (d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and




                                   - 15 -
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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



Dated: May 16, 2005.



                                          /s/ Robert E. Corbin
                                          ROBERT E. CORBIN
                                          Principal Financial Officer

































                                   - 16 -

                                                                 Exhibit 32.1

                   Officers' Section 1350 Certifications

The undersigned officer of Spindletop Oil & Gas Co., a Texas corporation (the "Company"), hereby certifies that (i) the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and (ii) the information contained in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 fairly presents, in all material respects, the financial condition and results of operations of the Company, at and for the periods indicated.


Dated: May 16, 2005.



                                          /s/ Chris G. Mazzini
                                          CHRIS G. MAZZINI
                                          Chief Executive Officer


                                          /s/ Robert E. Corbin
                                          ROBERT E. CORBIN
                                          Principal Financial Officer




























                                   - 17 -