Form 10-Q/A
period 2005-03-31
SPINDLETOP OIL & GAS CO
filed 2005-06-17
CIK 867038

FORM 10-Q/A

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






                             EXPLANATORY NOTE


This quarterly report on Form 10-Q/A is intended to amend and restate in its entirety the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2005, which was filed on May 16, 2005 (the "Original Form 10-Q") to ensure that the information contained in the report is true, accurate and complete as of the date of the filing of this Amended Quarterly Report on Form 10-Q/A on June 17, 2005. Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A contains the complete text of items 1, 2, and 4 of Part I and item 6 of Part II, as amended, as well as certain currently dated certifications.

In June, 2005, it was determined that some of the prices and volumes described in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations were incorrect. These amounts have been corrected in this amended report Form 10-Q/A. It was also determined that certain accrued revenue, expenses and related liabilities for the year ended December 31, 2004 applicable to several natural gas wells in East Texas were inadvertently reversed during the first quarter of 2005. These revenues, expenses and liabilities have been restored and are now properly stated in this amended report Form 10-Q/A.

The net effect of these revisions was to increase oil and gas revenues by $179,000, lease operating expense by $20,000, provision for income taxes by $44,000 and net income by $115,000. Earnings per share was increased from $0.04 per share to $0.06 per share. Current assets increased by $208,000. Current liabilities increased by $101,000, deferred income tax payable decreased by $8,000 and total shareholders' equity increased by $115,000.

All other information in the report remains as previously filed with the Commission in the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2005 and is incorporated herein.

This amendment does not reflect events occurring after the filing of the Original Form 10-Q, and does not modify or update the disclosures therein in any way other than as required to reflect the amendments as described above and set forth below.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

                                FORM 10-Q/A
               For the quarterly period ended March 31, 2005

         Index to Consolidated Financial Statements and Schedules



                                                                        Page

Part I - Financial Information:

    Item 1. - Financial Statements

        Consolidated Balance Sheets
            March 31, 2005 (Unaudited) and December 31, 2004             4-5

        Consolidated Statements of Income or Loss (Unaudited)
            Three Months Ended March 31, 2005 and 2004                     6

        Consolidated Statements of Cash Flows (Unaudited)
            Three Months Ended March 31, 2005 and 2004                     7

        Notes to Consolidated Financial Statements                         8

    Item 2. - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       10

    Item 4. - Controls and Procedures                                     11

Part II - Other Information:

    Item 6. - Exhibits                                                    12

Part I - Financial Information

Item 1. - Financial Statements


                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                                              As of
                                                    -------------------------
                                                      March 31    December 31
                                                        2005          2004
                                                    (Unaudited)
                                                    -----------   -----------
          ASSETS

Current Assets
   Cash                                             $ 5,089,000   $ 4,352,000
   Accounts receivable, trade                           439,000       617,000
   Prepaid income tax                                    81,000       190,000
                                                    -----------   -----------
      Total Current Assets                            5,609,000     5,159,000
                                                    -----------   -----------

Property and Equipment, at cost
   Oil and gas properties (full cost method)          6,164,000     5,983,000
   Rental equipment                                     399,000       399,000
   Gas gathering systems                                145,000       145,000
   Other property and equipment                         116,000       102,000
                                                    -----------   -----------
                                                      6,824,000     6,629,000
Accumulated depreciation and amortization            (4,178,000)   (4,059,000)
                                                    -----------   -----------
      Total Property and Equipment, net               2,646,000     2,570,000
                                                    -----------   -----------

Real Estate Property, at cost
   Land                                                 688,000       688,000
   Commercial office building                         1,298,000     1,298,000
   Accumulated depreciation                              (2,000)       (1,000)
                                                    -----------   -----------
      Total Real Estate Property, net                 1,984,000     1,985,000
                                                    -----------   -----------

Other Assets                                              1,000         1,000
                                                    -----------   -----------
Total Assets                                        $10,240,000   $ 9,715,000
                                                    ===========   ===========



      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS - (Continued)


                                                              As of
                                                    -------------------------
                                                      March 31    December 31
                                                        2005          2004
                                                    (Unaudited)
                                                    -----------   -----------
      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Notes payable, current portion                   $   120,000   $   120,000
   Accounts payable and accrued liabilities           2,154,000     2,068,000
   Tax savings benefit payable                           97,000        97,000
                                                    -----------   -----------
       Total current liabilities                      2,371,000     2,285,000
                                                    -----------   -----------


Notes payable, long-term portion                      1,620,000     1,680,000
                                                    -----------   -----------


Deferred income tax payable                              516,000      461,000
                                                    -----------   -----------

Shareholders' Equity
   Common stock, $.01 par value; 100,000,000
      Shares authorized; 7,677,471 shares
      issued and outstanding at March 31, 2005
      and at December 31, 2004.  103,334 shares of
      Treasury Stock at March 31, 2005 and at
      December 31, 2004.                                 77,000        77,000
   Additional paid-in capital                           806,000       806,000
   Treasury Stock                                       (45,000)      (45,000)
   Retained earnings                                  4,895,000     4,451,000
                                                    -----------   -----------
      Total Shareholders' Equity                      5,733,000     5,289,000
                                                    -----------   -----------

Total Liabilities and Shareholders' Equity          $10,240,000   $ 9,715,000
                                                    ===========   ===========









      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                (Unaudited)
                                                        Three Months Ended
                                                    -------------------------
                                                      March 31      March 31
                                                        2005          2004
                                                    -----------   -----------
Revenues
   Oil and gas revenue                              $ 1,132,000   $   911,000
   Revenue from lease operations                         37,000        38,000
   Gas gathering, compression and
      Equipment rental                                   38,000        29,000
   Real estate rental income                             71,000           -
   Interest income                                       26,000        23,000
   Other                                                  2,000         3,000
                                                    -----------   -----------
         Total revenue                                1,306,000     1,004,000
                                                    -----------   -----------
Expenses
   Lease operations                                     233,000       296,000
   Pipeline and rental operations                        17,000        11,000
   Real estate operations                                61,000           -
   Depreciation and amortization                        119,000        76,000
   General and administrative                           241,000       181,000
   Interest expense                                      27,000           -
                                                    -----------   -----------
         Total Expenses                                 698,000       564,000
                                                    -----------   -----------
Income (Loss) Before Income Tax                         608,000       440,000
                                                    -----------   -----------

Current tax provision                                   109,000        13,000
Deferred tax provision                                   55,000           -
                                                    -----------   -----------
                                                        164,000        13,000
                                                    -----------   -----------

Net Income (Loss)                                   $   444,000    $  427,000
                                                    ===========   ===========

Earnings (Loss) per Share of Common Stock
   Basic                                            $     0.06    $     0.06
                                                    ===========   ===========
   Diluted                                              $ 0.06        $ 0.06
                                                    ===========   ===========

Weighted Average Shares Outstanding                   7,677,471     7,677,471
                                                    ===========   ===========
Diluted Shares Outstanding                            7,677,471     7,752,471
                                                    ===========   ===========


      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                        Three Months Ended
                                                    -------------------------
                                                      March 31      March 31
                                                        2005          2004
                                                    -----------   -----------
Cash Flows from Operating Activities
   Net Income                                       $   444,000   $   427,000
      Reconciliation of net income
       to net cash provided by (used for)
       Operating Activities
         Depreciation and amortization                  119,000        76,000
         Changes in accounts receivable, trade          178,000       151,000
         Changes in accounts receivable, other              -         638,000
         Changed in prepaid income taxes                109,000           -
         Changes in accounts payable                     86,000      (65,000)
         Changes in current taxes payable                   -        (179,000)
         Changes in deferred tax payable                 55,000           -
                                                    -----------   -----------
Net cash provided by (used for) operating
   Activities                                           991,000     1,048,000
                                                    -----------   -----------

Cash flows from Investing Activities
   Capitalized acquisition, exploration
     and development costs                             (180,000)      (62,000)
   Purchase of property and equipment                   (14,000)          -
   Purchase of Gathering System/Pipeline                    -        (202,000)
                                                    -----------   -----------
Net cash provided by (used for) Investing
   Activities                                          (194,000)     (264,000)
                                                    -----------   -----------

Cash Flows from Financing Activities
   Decrease in notes payable                            (60,000)          -
                                                    -----------   -----------
Net cash provided by (used for) Financing
   Activities                                           (60,000)          -
                                                    -----------   -----------

Increase (decrease) in cash                             737,000       784,000

Cash at beginning of period                           4,352,000     2,662,000
                                                    -----------   -----------
Cash at end of period                               $ 5,089,000   $ 3,446,000
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

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

2005 Compared to 2004

Oil and gas revenues increased for the three months ended March 31, 2005.
This was due to an increase in oil and gas prices and in increase in natural gas volumes. There was an approximate 2% increase in average gas prices from $5.31 per Mcf in the first quarter of 2004 to $5.43 per Mcf in the first quarter of 2005. Average oil prices received by the Company increased approximately 33% from $34.04 per bbl in the first quarter of 2004 to $45.14 per bbl in the first quarter of 2005. Natural gas production was approximately 163,000 Mcf in the first three months of 2005 compared to 134,000 Mcf in the first three months of 2004, an increase of approximately 22 %. Oil production was approximately 5,500 Bbls in the first quarter of 2005 compared to 5,900 in the first quarter of 2004, an approximate decrease of 7 %.

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


                                      SPINDLETOP OIL & GAS CO.
                                      Registrant)


Date:  June 17, 2005                  By: /s/ Chris G. Mazzini
                                      Chris G. Mazzini
                                      President, Chief Executive Officer



Date:  June 17, 2005                  By: /s/ Michelle H. Mazzini
                                      Michelle H. Mazzini
                                      Vice President, Secretary



Date:  June 17, 2005                  By: /s/ Robert E. Corbin
                                      Robert E. Corbin
                                      Controller, Principal Financial Officer

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



Dated: June 17, 2005.



                                      /s/ Chris G. Mazzini
                                      CHRIS G. MAZZINI
                                      Chief Executive Officer

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



Dated: June 17, 2005.



                                      /s/ Robert E. Corbin
                                      ROBERT E. CORBIN
                                      Principal Financial Officer

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


Dated: June 17, 2005.



                                      /s/ Chris G. Mazzini
                                      CHRIS G. MAZZINI
                                      Chief Executive Officer


                                      /s/ Robert E. Corbin
                                      ROBERT E. CORBIN
                                      Principal Financial Officer