Form 10-Q
period 2005-06-30
SPINDLETOP OIL & GAS CO
filed 2005-08-15
CIK 867038

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, DC 20549


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2005

                       Commission File No. 000-18774


                         SPINDLETOP OIL & GAS CO.
          (Exact name of registrant as specified in its charter)


               Texas                                   75-2063001
   (State or other jurisdiction             IRS Employer Identification No.)
 of incorporation or organization)

12850 Spurling Rd., Suite 200, Dallas, TX                75230
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

               YES _______                         NO __X____


                   APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 2005, 7,565,803 shares of the Company's common stock were outstanding.










                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

                                 FORM 10-Q
               For the quarterly period ended June 30, 2005

         Index to Consolidated Financial Statements and Schedules



                                                                        Page

Part I - Financial Information:

    Item 1. - Financial Statements

        Consolidated Balance Sheets
            June 30, 2005 (Unaudited) and December 31, 2004              3-4

        Consolidated Statements of Income (Unaudited)
            Six months ended June 30, 2005 and 2004
            Three months ended June 30, 2005 and 2004                      5

        Consolidated Statements of Cash Flows (Unaudited)
            Six months ended June 30, 2005 and 2004                        6

        Notes to Consolidated Financial Statements                         7

    Item 2. - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        9

    Item 4. - Controls and Procedures                                     11

Part II - Other Information:

    Item 6. - Exhibits                                                    12


















                                  - 2 -

Part I - Financial Information

Item 1. - Financial Statements


SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                              As of
                                                    -------------------------
                                                      June 30,
                                                        2005      December 31,
                                                    (Unaudited)      2004
                                                    -----------   -----------
          ASSETS

Current Assets
   Cash                                             $ 4,953,000   $ 4,352,000
   Accounts receivable, trade                           619,000       617,000
   Prepaid income tax                                       -         190,000
                                                    -----------   -----------
      Total Current Assets                            5,572,000     5,159,000
                                                    -----------   -----------

Property and Equipment, at cost
   Oil and gas properties (full cost method)          6,342,000     5,983,000
   Rental equipment                                     399,000       399,000
   Gas gathering systems                                145,000       145,000
   Other property and equipment                         113,000       102,000
                                                    -----------   -----------
                                                      6,999,000     6,629,000
Accumulated depreciation and amortization            (4,346,000)   (4,059,000)
                                                    -----------   -----------
      Total Property and Equipment, net               2,653,000     2,570,000
                                                    -----------   -----------

Real Estate Property, at cost
   Land                                                 688,000       688,000
   Commercial office building                         1,298,000     1,298,000
   Accumulated depreciation                             (18,000)       (1,000)
                                                    -----------   -----------
      Total Real Estate Property, net                 1,968,000     1,985,000
                                                    -----------   -----------

Other Assets                                              1,000         1,000
                                                    -----------   -----------
Total Assets                                        $10,194,000   $ 9,715,000
                                                    ===========   ===========




      The accompanying notes are an integral part of these statements.

                                  - 3 -


                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS - (Continued)


                                                              As of
                                                    -------------------------
                                                      June 30,
                                                        2005      December 31,
                                                    (Unaudited)      2004
                                                    -----------   -----------
      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Notes payable, current portion                   $   120,000   $   120,000
   Accounts payable and accrued liabilities           1,643,000     2,068,000
   Income tax payable                                    60,000           -
   Tax savings benefit payable                           97,000        97,000
                                                    -----------   -----------
       Total current liabilities                      1,920,000     2,285,000
                                                    -----------   -----------


Notes payable, long-term portion                      1,560,000     1,680,000
                                                    -----------   -----------


Deferred income tax payable                              556,000      461,000
                                                    -----------   -----------

Shareholders' Equity
   Common stock, $.01 par value; 100,000,000
      Shares authorized, 7,677,471 shares
      issued, and 7,565,803 outstanding at
      June 30, 2005 and at December 31, 2004.
      111,668 shares of Treasury Stock at
      June 30, 2005 and at December 31, 2004.            77,000        77,000
   Additional paid-in capital                           806,000       806,000
   Treasury Stock at average cost of $0.405
      per share                                         (45,000)      (45,000)
   Retained earnings                                  5,320,000     4,451,000
                                                    -----------   -----------
      Total Shareholders' Equity                      6,158,000     5,289,000
                                                    -----------   -----------

Total Liabilities and Shareholders' Equity          $10,194,000   $ 9,715,000
                                                    ===========   ===========






      The accompanying notes are an integral part of these statements.

                                  - 4 -
                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                 Six Months Ended       Three Months Ended
                              ----------------------- -----------------------
                                 June 30     June 30     June 30     June 30
                                   2005        2004        2005        2004
                              ----------- ----------- ----------- -----------
Revenues
  Oil and gas revenue         $ 2,450,000 $ 1,830,000 $ 1,318,000 $   919,000
  Revenue from
    lease operations               65,000      68,000      28,000      30,000
  Gas gathering, compression
    and equipment rental           86,000      79,000      48,000      50,000
  Real estate rental income       141,000         -        70,000         -
  Interest income                  55,000      48,000      29,000      25,000
  Other                            12,000       7,000      10,000       4,000
                              ----------- ----------- ----------- -----------
         Total revenue          2,809,000   2,032,000   1,503,000   1,028,000
                              ----------- ----------- ----------- -----------
Expenses
  Lease operations                565,000     597,000     332,000     301,000
  Pipeline and rental
    operations                     22,000      18,000       5,000       7,000
  Real estate operations          122,000         -        61,000         -
  Depreciation and amortization   303,000     174,000     184,000      98,000
  General and administrative      530,000     319,000     289,000     138,000
  Interest expense                 54,000         -        27,000         -
                              ----------- ----------- ----------- -----------
         Total Expenses         1,596,000   1,108,000     898,000     544,000
                              ----------- ----------- ----------- -----------
Income Before Income Tax        1,213,000     924,000     605,000     484,000
                              ----------- ----------- ----------- -----------

Current tax provision             249,000     169,000     140,000     156,000
Deferred tax provision             95,000         -        40,000         -
                              ----------- ----------- ----------- -----------
                                  344,000     169,000     180,000     156,000
                              ----------- ----------- ----------- -----------

Net Income                    $   869,000 $   755,000 $   425,000 $   328,000
                              =========== =========== =========== ===========
Earnings per Share of
  Common Stock
   Basic                      $     0.11  $     0.10  $     0.06  $     0.04
                              =========== =========== =========== ===========
   Diluted                    $     0.11  $     0.10  $     0.06  $     0.04
                              =========== =========== =========== ===========
Weighted Average
  Shares Outstanding            7,565,803   7,569,970   7,565,803   7,565,803
                              =========== =========== =========== ===========
Diluted Shares Outstanding      7,565,803   7,619,833   7,565,803   7,590,528
                              =========== =========== =========== ===========

      The accompanying notes are an integral part of these statements.
                                  - 5 -


                 SPINDLETOP OIL & GAS CO AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                         Six Months Ended
                                                    -------------------------
                                                      June 30       June 30
                                                        2005          2004
                                                    -----------   -----------
Cash Flows from Operating Activities
   Net Income                                       $   869,000   $   755,000
      Reconciliation of net income
       to net cash provided by (used for)
       Operating Activities
         Depreciation and amortization                  303,000       174,000
         Changes in accounts receivable, trade           (2,000)      (12,000)
         Changes in accounts receivable, other              -         638,000
         Changed in prepaid income taxes                190,000           -
         Changes in accounts payable                   (425,000)       68,000
         Changes in current taxes payable                60,000      (223,000)
         Changes in deferred tax payable                 95,000           -
         Changes in other assets                            -           1,000
                                                    -----------   -----------
Net cash provided by (used for) operating
   Activities                                         1,090,000     1,401,000
                                                    -----------   -----------
Cash flows from Investing Activities
   Capitalized acquisition, exploration
     and development costs                             (360,000)     (312,000)
   Purchase of property and equipment                    (9,000)      (17,000)
   Purchase of Gathering System/Pipeline                    -        (201,000)
                                                    -----------   -----------
Net cash provided by (used for) Investing
   Activities                                          (369,000)     (530,000)
                                                    -----------   -----------
Cash Flows from Financing Activities
   Decrease in notes payable                           (120,000)          -
   Purchase of 103,334 shares of treasury stock                       (40,000)
   Issuance of 75,000 shares of common stock                           23,000
                                                    -----------   -----------
Net cash provided by (used for) Financing
   Activities                                          (120,000)      (17,000)
                                                    -----------   -----------

Increase (decrease) in cash                             601,000       854,000

Cash at beginning of period                           4,352,000     2,662,000
                                                    -----------   -----------
Cash at end of period                               $ 4,953,000   $ 3,516,000
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


3. ISSUANCE OF COMMON STOCK AND STOCK OPTIONS

During 2002, the board of directors of the Company entered into two stock option agreements with third-parties and issued stock options to purchase up to 145,000 shares of restricted common stock at a value of $0.30 per share and other consideration to obtain interests in oil and gas properties. On July 9, 2003, options to purchase 70,000 shares of stock were exercised and 70,000 shares of common stock were issued. On April 30, 2004 options to purchase 75,000 shares of common stock were exercised and 75,000 shares were issued using treasury stock of the Company. All of the stock options originally issued have been exercised and there are currently no options to purchase common stock outstanding.

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

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Six months ended June 30, 2005 compared to six months ended June 30, 2004

Total oil and gas revenues reported for the first six months ended June 30, 2005 were $2,450,000, while total oil and gas revenues reported for the same period in 2004 were $1,830,000. Oil sales for the period in 2005 were $517,000 compared to $397,000 for the same period in 2004, an increase of approximately $120,000. Average oil prices for production sold in the first six months of 2005 was $47.57 per bbl compared to $34.90 per bbl for the first six months of 2004. Gas sales in the first six months of 2005 were $1,933,000 compared to $1,433,000 for the same period in 2004, an increase of approximately $500,000. Average gas prices for production sold in the first six months of 2005 was $5.44 per Mcf compared to $5.10 per Mcf in 2004. The primary cause for the increase in production in the first six months of 2005 compared to 2004 is the Olex wells in the Barnett Shale field which were not drilled and on production until late in 2004.

In 2005, the cost of lease operations decreased slightly by about $32,000 from the same period in 2004. This is the result of the Company cutting back on work-over related expenses during the first half of 2005 after evaluating the projects that need to be concentrated on during the year.

The expenses associated with real estate operations in the first six months of 2005 were the result of the Company acquiring a commercial office building with approximately 46,000 square feet on December 27, 2004. The Company occupies approximately 8,600 square feet of this building and leases the remaining portion to non-related third party commercial tenants at prevailing market rates. The expenses described are related to leasing, insurance, property tax and maintenance activities associated with ownership of the building.

The depletion calculation for the first six months of 2005 is higher than that calculated in 2004. The company has re-evaluated and increased its proved oil and gas reserve quantities, but at the same time increased the capitalized costs that are being amortized. In addition, production was up for the first half of 2005 due to the addition of the Olex properties.

General and administrative costs for the first six months of 2005 were up due to the addition of some full-time employees during 2005 and the increased use of independent consultants and contractors as the Company expanded its operations into drilling wells and identification and acquisition of projects to develop. Costs associated with these new employees and associated benefits were included in the first six months of 2005, but not in the first half of 2004.

The Company did not incur interest expense in the first six months of 2004 as it had no debt. The interest expense in the first six months of 2005 relates directly to the Notes Payable issued on December 27, 2004 in connection with the acquisition of the commercial office building.

Three months ended June 30, 2005 compared to three months ended June 30, 2004

Total oil and gas revenues reported for the three months ended June 30, 2005 were $1,318,000, while total oil and gas revenues reported for the same period in 2004 were $919,000. Oil sales for the period in 2005 were $271,000 compared to $197,000 for the same period in 2004, an increase of approximately $74,000. Average oil prices for production sold in the second quarter of 2005 was $49.78 per bbl compared to $37.06 per bbl for the second quarter of 2004. Gas sales for the three months ended June 30, 2005 were $1,047,000 compared to $722,000 for the same period in 2004, an increase of approximately $325,000. Average gas prices for production sold in the second quarter of 2005 was $5.45 per Mcf compared to $5.20 per Mcf in 2004.

Lease operations in the second quarter of 2005 are higher than in 2004, due to an increase in the number of properties being operated and related increases in operating costs and general inflation.

The expenses associated with real estate operations in the three months ended June 30, 2005 were the result of the Company acquiring a commercial office building with approximately 46,000 square feet on December 27, 2004. The Company occupies approximately 8,600 square feet of this building and leases the remaining portion to non-related third party commercial tenants at prevailing market rates. The expenses described are related to leasing, insurance, property tax and maintenance activities associated with ownership of the building.

The depletion calculation for the second quarter of 2005 is higher than that calculated in 2004. The company has re-evaluated and increased its proved oil and gas reserve quantities, but at the same time increased the capitalized costs that are being amortized. In addition, production is up for the second quarter of 2005 due to added properties.

General and administrative costs for the second quarter of 2005 were up due to the addition of some full-time employees during 2005 and the increased use of independent consultants and contractors as the Company expanded its operations into drilling wells and identification and acquisition of projects to develop. Costs associated with these new employees and associated benefits were included in the first six months of 2005, but not in the first half of 2004.

The Company did not incur interest expense in the second quarter of 2004 as it had no debt. The interest expense in the second quarter of 2005 relates directly to the Notes Payable issued on December 27, 2004 in connection with the acquisition of the commercial office building.

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



Item 4. - Controls and Procedures

Based upon their most recent evaluation, which was completed as of the end of the period covered by this Report [Form 10-Q], the Chief Executive Officer and Acting Principal Financial Officer have concluded that the Company's disclosure controls and procedures were effective at June 30, 2005,to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms. There were no changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2005, that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting."

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


                                       SPINDLETOP OIL & GAS CO.
                                       (Registrant)


Date:  August 15, 2005                 By: /s/ Chris G. Mazzini
                                           Chris G. Mazzini
                                           President, Chief Executive Officer



Date:  August 15, 2005                 By: /s/ Michelle H. Mazzini
                                           Michelle H. Mazzini
                                           Vice President, Secretary



Date:  August 15, 2005                 By: /s/ Robert E. Corbin
                                           Robert E. Corbin
                                           Controller, Principal Financial
                                           Officer

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



Dated: August 15, 2005.



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



Dated: August 15, 2005.



                                       /s/ Robert E. Corbin
                                       ROBERT E. CORBIN
                                       Principal Financial Officer

Exhibit 32.1

Officers' Section 1350 Certifications

The undersigned officer of Spindletop Oil & Gas Co., a Texas corporation (the "Company"), hereby certifies that (i) the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and (ii) the information contained in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 fairly presents, in all material respects, the financial condition and results of operations of the Company, at and for the periods indicated.


Dated: August 15, 2005.



                                       /s/ Chris G. Mazzini
                                      CHRIS G. MAZZINI
                                      Chief Executive Officer


                                      /s/ Robert E. Corbin
                                      ROBERT E. CORBIN
                                      Principal Financial Officer