Form 10-Q
period 2005-09-30
SPINDLETOP OIL & GAS CO
filed 2005-11-21
CIK 867038

FORM 10-Q

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

           QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTER ENDED SEPTEMBER 30, 2005

                       Commission File No. 000-18774

                         SPINDLETOP OIL & GAS CO.
          (Exact Name of Registrant as Specified in its Charter)

               Texas                                    75-2063001
   (State or Other Jurisdiction             (IRS Employer Identification No.)
 of Incorporation or Organization)

                 12850 Spurling Rd., Suite 200, Dallas, TX
                 (Address of principal executive offices)

                                   75230
                                 (Zip Code)

                              (972) 644-2581
           (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes [X]     No [   ]


Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).     Yes [   ]     No [X]


Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).     Yes [   ]     No [X]


                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

      Common Stock                      Outstanding at September 30, 2005
    $0.01 par value                                 7,585,803






                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

                                 FORM 10-Q
                 For the quarter ended September 30, 2005

         Index to Consolidated Financial Statements and Schedules



                                                                        Page

Part I - Financial Information:

    Item 1. - Financial Statements

        Consolidated Balance Sheets
            September 30, 2005 (Unaudited) and December 31, 2004         3-4

        Consolidated Statements of Income (Unaudited)
            Nine months ended September 30, 2005 and 2004
            Three months ended September 30, 2005 and 2004                 5

        Consolidated Statements of Cash Flows (Unaudited)
            Nine months ended September 30, 2005 and 2004                  6

        Notes to Consolidated Financial Statements                         7

    Item 2. - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        9

    Item 4. - Controls and Procedures                                     11

Part II - Other Information:

    Item 6. - Exhibits                                                    12


















                                   - 2 -


Part I - Financial Information

Item 1. - Financial Statements


SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                              As of
                                                    -------------------------
                                                    September 30,
                                                        2005      December 31,
                                                    (Unaudited)      2004
                                                    -----------   -----------
          ASSETS

Current Assets
   Cash                                             $ 5,211,000   $ 4,352,000
   Accounts receivable, trade                           733,000       617,000
   Prepaid income tax                                       -         190,000
                                                    -----------   -----------
      Total Current Assets                            5,944,000     5,159,000
                                                    -----------   -----------

Property and Equipment, at cost
   Oil and gas properties (full cost method)          6,654,000     5,983,000
   Rental equipment                                     399,000       399,000
   Gas gathering systems                                145,000       145,000
   Other property and equipment                         113,000       102,000
                                                    -----------   -----------
                                                      7,311,000     6,629,000
Accumulated depreciation and amortization            (4,501,000)   (4,059,000)
                                                    -----------   -----------
      Total Property and Equipment, net               2,810,000     2,570,000
                                                    -----------   -----------

Real Estate Property, at cost
   Land                                                 688,000       688,000
   Commercial office building                         1,298,000     1,298,000
   Accumulated depreciation                             (26,000)       (1,000)
                                                    -----------   -----------
      Total Real Estate Property, net                 1,960,000     1,985,000
                                                    -----------   -----------

Other Assets                                              1,000         1,000
                                                    -----------   -----------
Total Assets                                        $10,715,000   $ 9,715,000
                                                    ===========   ===========



      The accompanying notes are an integral part of these statements.

                                   - 3 -

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS - (Continued)


                                                              As of
                                                    -------------------------
                                                    September 30,
                                                        2005      December 31,
                                                    (Unaudited)      2004
                                                    -----------   -----------
      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Notes payable, current portion                   $   120,000   $   120,000
   Accounts payable and accrued liabilities           1,769,000     2,068,000
   Income tax payable                                   135,000           -
   Tax savings benefit payable                           97,000        97,000
                                                    -----------   -----------
       Total current liabilities                      2,121,000     2,285,000
                                                    -----------   -----------


Notes payable, long-term portion                      1,500,000     1,680,000
                                                    -----------   -----------


Deferred income tax payable                              595,000      461,000
                                                    -----------   -----------

Shareholders' Equity
   Common stock, $.01 par value; 100,000,000
      shares authorized, 7,677,471 shares
      issued, and 7,585,803 outstanding at
      Sept 30, 2005. 7,677,471 shares issued
      and 7,565,803 shares outstanding at
      December 31, 2004.                                 77,000        77,000
   Additional paid-in capital                           831,000       806,000
   Treasury Stock, 91,668 shares at average
      cost of $0.456 at Sept 30, 2005 and
      111,668 shares at average cost of
      $0.405 at December 31, 2004.                      (42,000)      (45,000)
   Retained earnings                                  5,633,000     4,451,000
                                                    -----------   -----------
      Total Shareholders' Equity                      6,499,000     5,289,000
                                                    -----------   -----------

Total Liabilities and Shareholders' Equity          $10,715,000   $ 9,715,000
                                                    ===========   ===========





      The accompanying notes are an integral part of these statements.

                                   - 4 -
                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

                                  Nine Months Ended      Three Months Ended
                                    September 30,           September 30
                              ----------------------- -----------------------
                                   2005        2004        2005        2004
                              ----------- ----------- ----------- -----------
Revenues
  Oil and gas revenue         $ 3,725,000 $ 2,896,000 $ 1,275,000 $ 1,066,000
  Revenue from
    lease operations               93,000      106,000     28,000      38,000
  Gas gathering, compression
    and equipment rental          130,000      115,000     44,000      36,000
  Real estate rental income       217,000         -        76,000         -
  Interest income                  86,000      73,000      31,000      25,000
  Other                            23,000      11,000      11,000       4,000
                              ----------- ----------- ----------- -----------
         Total revenue          4,274,000   3,201,000   1,465,000   1,169,000
                              ----------- ----------- ----------- -----------
Expenses
  Lease operations                985,000     889,000     420,000     292,000
  Pipeline and rental
    operations                     24,000      23,000       2,000       5,000
  Real estate operations          285,000         -       163,000         -
  Depreciation and amortization   467,000     277,000     164,000     103,000
  General and administrative      792,000     563,000     262,000     244,000
  Interest expense                 80,000         -        26,000         -
                              ----------- ----------- ----------- -----------
         Total Expenses         2,633,000   1,752,000   1,037,000     644,000
                              ----------- ----------- ----------- -----------
Income Before Income Tax        1,641,000   1,449,000     428,000     525,000
                              ----------- ----------- ----------- -----------

Current tax provision             325,000     284,000      76,000     115,000
Deferred tax provision            134,000         -        39,000         -
                              ----------- ----------- ----------- -----------
                                  459,000     284,000     115,000     115,000
                              ----------- ----------- ----------- -----------
Net Income                    $ 1,182,000 $ 1,165,000 $   313,000 $   410,000
                              =========== =========== =========== ===========
Earnings per Share of
  Common Stock
   Basic                      $     0.16  $     0.15  $     0.04  $     0.05
                              =========== =========== =========== ===========
   Diluted                    $     0.16  $     0.15  $     0.04  $     0.05
                              =========== =========== =========== ===========
Weighted Average
  Shares Outstanding            7,570,272   7,568,571   7,579,064   7,565,803
                              =========== =========== =========== ===========
Diluted Shares Outstanding      7,570,272   7,601,691   7,579,064   7,565,803
                              =========== =========== =========== ===========

      The accompanying notes are an integral part of these statements.

                                   - 5 -

                 SPINDLETOP OIL & GAS CO AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                        Nine Months Ended
                                                          September 30,
                                                    -------------------------
                                                        2005          2004
                                                    -----------   -----------
Cash Flows from Operating Activities
   Net income                                       $ 1,182,000   $ 1,165,000
      Reconciliation of net income
       to net cash provided by
       Operating Activities
         Depreciation and amortization                  467,000       277,000
         Employee compensation paid with
            Treasury Stock                               29,000           -
         Changes in accounts receivable, trade         (117,000)      296,000
         Changes in accounts receivable, other              -         638,000
         Changed in prepaid income taxes                190,000           -
         Changes in accounts payable                   (299,000)      (71,000)
         Changes in current taxes payable               135,000      (168,000)
         Changes in deferred tax payable                134,000           -
         Changes in other assets                            -           1,000
                                                    -----------   -----------
Net cash provided by operating activities             1,721,000     2,138,000
                                                    -----------   -----------
Cash Flows from Investing Activities
   Capitalized acquisition, exploration
     and development costs                             (674,000)     (571,000)
   Purchase of property and equipment                    (8,000)      (17,000)
   Purchase of Gathering System/Pipeline                    -        (201,000)
                                                    -----------   -----------
Net cash used for by investing activities              (682,000)     (789,000)
                                                    -----------   -----------
Cash Flows from Financing Activities
   Decrease in notes payable                           (180,000)          -
   Purchase of 103,334 shares of treasury stock                       (27,000)
   Issuance of 75,000 shares of common stock                           10,000
                                                    -----------   -----------
Net cash used for financing activities                 (180,000)      (17,000)
                                                    -----------   -----------

Increase in cash                                        859,000     1,332,000

Cash at beginning of period                           4,352,000     2,662,000
                                                    -----------   -----------
Cash at end of period                               $ 5,211,000   $ 3,994,000
                                                    ===========   ===========

Interest paid in cash                               $    80,000   $       -
                                                    ===========   ===========


      The accompanying notes are an integral part of these statements.

                                   - 6 -
                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

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


2. RECENT ACCOUNTING DEVELOPMENTS

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 04-2, "Whether Mineral Rights are Tangible or Intangible Assets and Related Issues" (previously addressed as Issue 03-O), that mineral rights should be considered tangible assets for accounting purposes and should be separately disclosed in the financial statements or footnotes. The EITF acknowledged that this consensus requires an amendment to Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" to remove mineral rights as an example of intangible assets. The Financial Accounting Standards Board ("FASB") has issued FASB Staff Position Nos. FAS 141-1 and FAS 142-1, that amends SFAS Nos. 141 and 142, respectively, to characterize mineral rights as tangible assets. The EITF is still considering whether oil and gas drilling rights are subject to the classification and disclosure provisions of SFAS No. 142 if they are determined to be intangible assets. There has been no resolution of this issue as described in EITF Issue No. 03-S, "Application of SFAS No. 142, Goodwill and Other Intangible Assets, to Oil and Gas Companies."

The Company classifies the cost of oil and gas mineral rights as property and equipment and believes this is consistent with oil and gas accounting and industry practice. Although it appears unlikely based on the consensus reached in EITF Issue No. 04-2, if the EITF were to determine that under EITF Issue

                                   - 7 -
No. 03-S oil and gas mineral rights are intangible assets and are subject to the applicable classification and disclosure provisions of SFAS No.142, certain costs would need to be reclassified from property and equipment to intangible assets on its consolidated balance sheets. These amounts would represent oil and gas mineral rights. In addition, the disclosures required by SFAS Nos. 141 and 142 would be made in the notes to the consolidated financial statements. There would be no effect on the consolidated statements of income or cash flows as the intangible assets related to oil and gas mineral rights would continue to be amortized under the full cost method of accounting.


3. ISSUANCE OF COMMON STOCK AND STOCK OPTIONS

During 2002, the board of directors of the Company entered into two stock option agreements with third-parties and issued stock options to purchase up to 145,000 shares of restricted common stock at a value of $0.30 per share and other consideration to obtain interests in oil and gas properties. On July 9, 2003, options to purchase 70,000 shares of stock were exercised and 70,000 shares of common stock were issued. On April 30, 2004, options to purchase 75,000 shares of common stock were exercised and 75,000 shares were issued using treasury stock of the Company. All of the stock options originally issued have been exercised and there are currently no options to purchase common stock outstanding.

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

Effective August 15, 2005, the Company issued 20,000 shares of restricted common stock to a key employee pursuant to an employment package. The shares were valued at $1.44 per share, a 60% discount from the believed market value for free trading shares at the time of issue of $3.60 per share. The discount was determined based in part on the fact that the shares were restricted and cannot be sold or traded for at least one year from date of issue. The amount was expensed as general and administrative expense. The shares of common stock were issued out of Treasury Stock and reduced the amount of the Company's common stock held in Treasury from 111,668 to 91,668 shares.


4.  EARNINGS PER SHARE

Earnings per share ("EPS") are calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128), which was adopted in 1997 for all years presented. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. All calculations have been

                                   - 8 -
adjusted for the effect of all stock splits. The adoption of SFAS 128 had no effect on previously reported EPS. Diluted EPS is computed based on the weighted number of shares outstanding, plus the additional common shares that would have been issued had the options outstanding been exercised.

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

Total oil and gas revenues reported for the first nine months ended September 30, 2005 were $3,725,000, while total oil and gas revenues reported for the same period in 2004 were $2,896,000, an increase of $829,000. Oil sales for the period in 2005 were $822,000 compared to $632,000 for the same period in 2004, an increase of approximately $190,000. Average oil prices for production sold in the first nine months of 2005 was $50.82 per bbl compared to $37.08 per bbl for the first nine months of 2004. Gas sales in the first nine months of 2005 were $2,903,000 compared to $2,264,000 for the same period in 2004, an increase of approximately $639,000. Average gas prices for production sold in the first nine months of 2005 was $5.77 per Mcf compared to $5.32 per Mcf in 2004. The primary cause for the increase in production in the first nine months of 2005 compared to 2004 is the Olex wells in the Barnett Shale field which were not drilled and on production until late in 2004.

In 2005, the cost of lease operations increased by about $96,000 from the same period in 2004. This is the result of an increase in the number of workovers conducted by the Company this year, and an increase in the cost of oilfield services, which has increased as a result of the overall increase in oil and gas sales prices during 2005.

The expenses associated with real estate operations in the first nine months of 2005 were the result of the Company acquiring out of receivership, a commercial office building with approximately 46,000 square feet on December 27, 2004. The Company occupies approximately 8,600 square feet of this building as its corporate headquarters and leases the remaining portion to non-related third party commercial tenants at prevailing market rates. The expenses described are related to operating the building, including leasing, insurance, property tax and maintenance activities associated with ownership of the building. Additionally, there were some deferred maintenance issues associated with the building that are being addressed and account for some of the expenses. There were some expenses incurred this period in order to obtain a new lease.

The depletion calculation for the first nine months of 2005 is higher than that calculated in 2004. The company has re-evaluated and increased its proved oil and gas reserve quantities, but at the same time increased the capitalized costs that are being amortized. In addition, production was up for the first half of 2005 due to the addition of the Olex properties.

General and administrative costs for the first nine months of 2005 were up due to the addition of some full-time employees during 2005 and the increased use of independent consultants and contractors as the Company expanded its operations into drilling wells and identification and acquisition of projects

                                   - 9 -
to develop. Costs associated with these new employees and associated benefits were included in the first nine months of 2005, but not in the first nine months of 2004.

The Company did not incur interest expense in the first nine months of 2004 as it had no debt. The interest expense in the first nine months of 2005 relates directly to the Notes Payable issued on December 27, 2004 in connection with the acquisition of the commercial office building.


Three months ended September 30, 2005 compared to three months ended September 30, 2004

Total oil and gas revenues reported for the three months ended September 30, 2005 were $1,275,000, while total oil and gas revenues reported for the same period in 2004 were $1,066,000, an increase of $209,000. Oil sales for the period in 2005 were $305,000 compared to $233,000 for the same period in 2004, an increase of approximately $72,000. Average oil prices for production sold in the third quarter of 2005 was $57.48 per bbl compared to $41.09 per bbl for the same period in 2004. Gas sales for the three months ended September 30, 2005 were $970,000 compared to $832,000 for the same period in 2004, an increase of approximately $138,000. Average gas prices for production sold in the third quarter of 2005 was $6.56 per Mcf compared to $5.57 per Mcf in 2004.

Lease operations for the three months ended September 30, 2005 were $420,000 compared to $292,000 for the same period in 2004. The increased costs are due to an increase in the number of workovers during the period in addition to related increases in operating costs, oilfield services and general inflation. Operating costs and oilfield services have increased as a result of the overall increase in oil and gas prices during 2005

The expenses associated with real estate operations in the three months ended September 30, 2004 were the result of the Company acquiring out of receivership a commercial office building with approximately 46,000 square feet on December 27, 2004. The Company occupies approximately 8,600 square feet of this building as its corporate headquarters and leases the remaining portion to on-related third party commercial tenants at prevailing market rates. The expenses described are related to operating the building, including leasing, insurance, property tax and maintenance activities associated with ownership of the building. Additionally, there were some deferred maintenance issues associated with the building that are being addressed and account for some of the expenses. There were some expenses incurred this period in order to obtain a new lease.

The depletion calculation for the third quarter of 2005 is higher than that calculated in 2004. The company has re-evaluated and increased its proved oil and gas reserve quantities, but at the same time increased the capitalized costs that are being amortized. In addition, production is up for the third quarter of 2005 due to added properties.

General and administrative costs for the third quarter of 2005 were up due to the addition of some full-time employees during 2005 and the increased use of independent consultants and contractors as the Company expanded its operations into drilling wells and identification and acquisition of projects to develop. Costs associated with these new employees and associated benefits were included

                                   - 10 -
in the first nine months of 2005, but not in the first nine months of 2004. The Company did not incur interest expense in the third quarter of 2004 as it had no debt. The interest expense in the third quarter of 2005 relates directly to the Notes Payable issued on December 27, 2004 in connection with the acquisition of the commercial office building.


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


Item 4. - Controls and Procedures

Based upon their most recent evaluation, which was completed as of the end of the period covered by this Report [Form 10-Q], the Chief Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures were effective at September 30, 2005, to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms. There were no changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2005, that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting."

Part II - Other Information

      Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

During the period, the following securities of the Registrant, which were not registered under the Securities Act, were sold or otherwise issued:

Effective August 15, 2005, the Company issued 20,000 shares of restricted common stock to a key employee pursuant to an employment package. The shares were valued at $1.44 per share, a 60% discount from the believed market value for free trading shares at the time of issue of $3.60 per share. The discount was determined based in part on the fact that the shares were restricted and cannot be sold or traded for at least one year from date of issue. The amount was expensed as general and administrative expense. The shares of common stock were issued out of Treasury Stock and reduced the amount of the Company's common stock held in Treasury from 111,668 to 91,668 shares.

The Company does not have any Board of Directors approved repurchase program and has not purchased any securities issued by the Company during the period covered by this report.

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


                                         SPINDLETOP OIL & GAS CO.
                                         (Registrant)


Date:  November 21, 2005                 By: /s/ Chris G. Mazzini
                                         Chris G. Mazzini
                                         President, Chief Executive Officer



Date:  November 21, 2005                 By: /s/ Michelle H. Mazzini
                                         Michelle H. Mazzini
                                         Vice President, Secretary



Date:  November 21, 2005                 By: /s/ Robert E. Corbin
                                         Robert E. Corbin
                                         Controller, Principal
                                             Financial Officer

                                                                   Exhibit 31.1

                               CERTIFICATION


I, Chris G. Mazzini, certify that:

1.  I have reviewed this report on Form 10-Q of Spindletop Oil  & Gas Co.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13-15(e) and 15d-15e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

    (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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



Dated: November 21, 2005.

                                          /s/ Chris G. Mazzini
                                          CHRIS G. MAZZINI
                                          Chief Executive Officer



































                                     - 16 -

                                                                   Exhibit 31.2

                               CERTIFICATION


I, Robert E. Corbin, certify that:

1.  I have reviewed this report on Form 10-Q of Spindletop Oil  & Gas Co.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13-15(e) and 15d-15e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

    (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals; and

    (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the controls and procedures as of the end of the period covered by this report based on such evaluation; and

    (d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and







                                  - 17 -
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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



Dated: November 21, 2005.



                                          /s/ Robert E. Corbin
                                          ROBERT E. CORBIN
                                          Principal Financial Officer


































                                    - 18 -

                                                                   Exhibit 32.1

                   Officers' Section 1350 Certifications

The undersigned officers of Spindletop Oil & Gas Co., a Texas corporation (the "Company"), hereby certify that

       (i) the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 as amended, and

      (ii) the information contained in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 fairly presents, in all material respects, the financial condition and results of operations of the Company, at and for the periods indicated.


Dated: November 21, 2005.


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

























                                   - 19 -