Form 10-Q/A
period 2005-09-30
SPINDLETOP OIL & GAS CO
filed 2005-12-15
CIK 867038

FORM 10-Q/A

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



                             EXPLANATORY NOTE


This quarterly report on Form 10-Q/A is intended to amend and restate in its entirety the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2005, which was filed on November 21, 2005 (the "Original
Form 10-Q") to ensure that the information contained in the report is true, accurate and complete as of the date of the filing of this Amended Quarterly Report on Form 10-Q/A on December 15, 2005. Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A contains the complete text of items 1, 2, and 4 of Part I and item 6 of Part II, as amended, as well as certain currently dated certifications.

In December, 2005, it was determined that disclosure in the Company's Quarterly Report should be made to describe the Company's participation in the drilling and completion of a gas well with a Related Party. This well was completed and began production of natural gas during the fourth quarter of 2005.

All other information in the report remains as previously filed with the Commission in the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2005 and is incorporated herein.

This amendment does not reflect events occurring after the filing of the Original Form 10-Q, and does not modify or update the disclosures therein in any way other than as required to reflect the amendments as described above and set forth below.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

                                FORM 10-Q/A
                 For the quarter ended September 30, 2005

         Index to Consolidated Financial Statements and Schedules



                                                                        Page

Part I - Financial Information:

    Item 1. - Financial Statements

        Consolidated Balance Sheets
            September 30, 2005 (Unaudited) and December 31, 2004         4-5

        Consolidated Statements of Income (Unaudited)
            Nine months ended September 30, 2005 and 2004
            Three months ended September 30, 2005 and 2004                 6

        Consolidated Statements of Cash Flows (Unaudited)
            Nine months ended September 30, 2005 and 2004                  7

        Notes to Consolidated Financial Statements                         8

    Item 2. - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       10

    Item 4. - Controls and Procedures                                     12

Part II - Other Information:

    Item 6. - Exhibits                                                    14

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

                                   - 5 -
                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

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

                                   - 7 -
                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1. BASIS OF PRESENTATION AND ORGANIZATION

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q/A may wish to refer to the Company's Form 10-K for the year ended December 31, 2004 for further information.

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

The Company classifies the cost of oil and gas mineral rights as property and equipment and believes this is consistent with oil and gas accounting and industry practice. Although it appears unlikely based on the consensus reached in EITF Issue No. 04-2, if the EITF were to determine that under EITF Issue

                                   - 8 -
No. 03-S oil and gas mineral rights are intangible assets and are subject to the applicable classification and disclosure provisions of SFAS No.142, certain costs would need to be reclassified from property and equipment to intangible assets on its consolidated balance sheets. These amounts would represent oil and gas mineral rights. In addition, the disclosures required by SFAS Nos. 141 and 142 would be made in the notes to the consolidated financial statements. There would be no effect on the consolidated statements of income or cash flows as the intangible assets related to oil and gas mineral rights would continue to be amortized under the full cost method of accounting.


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


4.  EARNINGS PER SHARE

Earnings per share ("EPS") are calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128), which was adopted in 1997 for all years presented. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. All calculations have been

                                   - 9 -
adjusted for the effect of all stock splits. The adoption of SFAS 128 had no effect on previously reported EPS. Diluted EPS is computed based on the weighted number of shares outstanding, plus the additional common shares that would have been issued had the options outstanding been exercised.


5.  RELATED PARTY TRANSACTION

The Company participated in the drilling of a 6,525 ft. Barnett Shale Well located in Parker Co., Texas. The well was drilled and is operated by Giant Energy Corp., a related party that is owned 100% by Chris Mazzini, President of the Company. The Company participated in this well along with other industry partners on a cost plus 15% basis. The Company paid for 40.25% of the drilling and completion costs of the well in exchange for a 35.0% working interest.
The Company's portion of the drilling and completion costs of the well was approximately $236,000. The well was cased and completed as a gas well during the fourth quarter of 2005. Gas production began on October 20, 2005 and is currently averaging 100 mcfg per day. The board of directors of the Company approved the Company's participation in the transaction.



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

The expenses associated with real estate operations in the first nine months of 2005 were the result of the Company acquiring out of receivership, a commercial office building with approximately 46,000 square feet on December 27, 2004. The Company occupies approximately 8,600 square feet of this building as its

                                   - 10 -
corporate headquarters and leases the remaining portion to non-related third party commercial tenants at prevailing market rates. The expenses described are related to operating the building, including leasing, insurance, property tax and maintenance activities associated with ownership of the building. Additionally, there were some deferred maintenance issues associated with the building that are being addressed and account for some of the expenses. There were some expenses incurred this period in order to obtain a new lease.

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

Lease operations for the three months ended September 30, 2005 were $420,000 compared to $292,000 for the same period in 2004. The increased costs are due to an increase in the number of workovers during the period in addition to related increases in operating costs, oilfield services and general inflation. Operating costs and oilfield services have increased as a result of the overall increase in oil and gas prices during 2005

The expenses associated with real estate operations in the three months ended September 30, 2004 were the result of the Company acquiring out of receivership a commercial office building with approximately 46,000 square feet on December 27, 2004. The Company occupies approximately 8,600 square feet of this building as its corporate headquarters and leases the remaining portion to on-related third party commercial tenants at prevailing market rates. The

                                   - 11 -
expenses described are related to operating the building, including leasing, insurance, property tax and maintenance activities associated with ownership of the building. Additionally, there were some deferred maintenance issues associated with the building that are being addressed and account for some of the expenses. There were some expenses incurred this period in order to obtain a new lease.

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


Item 4. - Controls and Procedures

Based upon their most recent evaluation, which was completed as of the end of the period covered by this Report [Form 10-Q/A], the Chief Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures were effective at September 30, 2005, to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms. There were no changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2005, that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting."

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


                                         SPINDLETOP OIL & GAS CO.
                                         (Registrant)


Date:  December 15, 2005                 By: /s/ Chris G. Mazzini
                                         Chris G. Mazzini
                                         President, Chief Executive Officer



Date:  December 15, 2005                 By: /s/ Michelle H. Mazzini
                                         Michelle H. Mazzini
                                         Vice President, Secretary



Date:  December 15, 2005                 By: /s/ Robert E. Corbin
                                         Robert E. Corbin
                                         Controller, Principal
                                             Financial Officer

                                                                   Exhibit 31.1

                               CERTIFICATION


I, Chris G. Mazzini, certify that:

1.  I have reviewed this report on Form 10-Q/A of Spindletop Oil  & Gas Co.;

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

    (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals; and

    (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the controls and procedures as of the end of the period covered by this report based on such evaluation; and

    (d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and





                                   - 16 -
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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



Dated: December 15, 2005.

                                          /s/ Chris G. Mazzini
                                          CHRIS G. MAZZINI
                                          Chief Executive Officer



































                                     - 17 -

                                                                   Exhibit 31.2

                               CERTIFICATION


I, Robert E. Corbin, certify that:

1.  I have reviewed this report on Form 10-Q/A of Spindletop Oil  & Gas Co.;

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

    (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals; and

    (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the controls and procedures as of the end of the period covered by this report based on such evaluation; and

    (d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and







                                  - 18 -
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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



Dated: December 15, 2005.



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


































                                    - 19 -

                                                                   Exhibit 32.1

                   Officers' Section 1350 Certifications

The undersigned officers of Spindletop Oil & Gas Co., a Texas corporation (the "Company"), hereby certify that

       (i) the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2005 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 as amended, and

      (ii) the information contained in the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2005 fairly presents, in all material respects, the financial condition and results of operations of the Company, at and for the periods indicated.


Dated: December 15, 2005.


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

























                                   - 20 -