Form 10-K
period 2005-12-31
SPINDLETOP OIL & GAS CO
filed 2006-04-14
CIK 867038

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-K

(Mark One)
   [X]        ANNUAL REPORT PURSUANT TO SECITON 13 OR 5(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2005

                                     OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                     Commission File Number 000-18774

                         SPINDLEOTP OIL & GAS CO.
          (Exact name of registrant as specified in its charter)

                   Texas                                     75-2063001
       (State or other jurisdiction                         IRS Employer
     of Incorporation or organization                   Identification Number

       12850 Spurling Rd., Suite 200, Dallas, TX               75230
        (Address of principal executive office)              (Zip Code)

                               (972) 644-2581
           (Registrant's Telephone Number, including area code)

         Securities registered pursuant to Section 12(b) of the Act

                                   NONE

         Securities registered pursuant to Section 12(g) of the Act

                       Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act. Yes [   ]   No [ X ]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes [   ]  No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
 filing requirements for the past 90 days.   Yes [ X ]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [   ]  No [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of "accelerated filer and large accelerated filer" in Rule 126-2 of the Exchange Act (check one).
Large accelerated filer [  ]  Accelerated filer [  ]  Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

 The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price at which the common equity was last sold which was the sales price of the Common Stock on the (OTC) Stock Exchange as of June 30, 2005 (the last business day of the Registrant's most recently completed second fiscal quarter) was $4,772,495 based upon a total of 1,468,460 shares held as of June 30, 2005 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 31, 2006, there were 7,585,803 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE




























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

The Company has focused its oil and gas operations principally in Texas, although we operate properties in six states including: Texas, Oklahoma, New Mexico, Louisiana, Alabama and Arkansas. We operate a majority of our projects through the drilling and production phases. Our staff has a great deal of experience in the operations arena. We have traditionally leveraged the risks associated with drilling by obtaining industry partners to share in the costs of drilling. However, we typically retain a controlling interest in the prospects we drill.

In addition, the Company, through PPC, owns approximately 26.1 miles of pipelines located in Texas, which are used for the gathering of natural gas. These gathering lines are located in the Fort Worth Basin and are being utilized to transport the Company's natural gas as well as natural gas produced by third parties.

Website Access to Our Reports

We make available free of charge through our website, www.spindletopoil.com , our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Information on our website is not a part of this report.

Operating Approach

We believe that a major attribute of the Company is its long history with, and extensive knowledge of, the Fort Worth Basin of Texas. Our technical staff has an average of over 26 years oil and gas experience in the Fort Worth Basin.

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





                                   - 3 -

From the 1990's through 2003, the Company took advantage of the lower product prices by cost effectively adding to its reserve base through value-priced acquisitions. We found that through selective purchases we could make producing property acquisitions that were more cost effective than drilling.


During this time period, the Company acquired a large number of operated and non-operated oil and gas properties in various states.

From 2003 to the present, we have returned our focus to a strategy of development drilling. With higher product prices, we believe that it has been more cost effective to drill on the Company's leasehold acreage rather than to purchase production with escalated acquisition costs.

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







                                   - 4 -

Significant Project Areas
-------------------------

The Company has operations and well interests in 16 states; however, the majority of reserves (86.39%) are located in Texas.

A breakout of the Company's most significant reserves by geographic area is as follows:

      Fort Worth Basin Texas    2,074,206 BOE             70.38 %
      Gulf Coast Texas            200,728 BOE              6.81 %
      East Texas                  155,244 BOE              5.27 %
      Oklahoma                    129,170 BOE              4.38 %
      West Texas                   78,485 BOE              2.66 %
      New Mexico                   77,582 BOE              2.63 %
      Louisiana                    68,979 BOE              2.34 %
      Alabama                      66,965 BOE              2.27 %
      Panhandle Texas              37,351 BOE              1.27 %
      Wyoming                      23,320 BOE              0.79 %
      Arkansas                     14,920 BOE              0.51 %
      Kansas                       14,269 BOE              0.48 %
      Michigan                      2,447 BOE              0.08 %
      North Dakota                  2,093 BOE              0.07 %
      Montana                       1,500 BOE              0.05 %

      Total                     2,947,259 BOE            100.00 %

The majority of our wells are located within a two-hour drive from our corporate headquarters, which provides for more effective oversight of operations.

                          Fort Worth Basin Texas

The Fort Worth Basin has been the focal point of the Company since its inception. Our technical personnel have an average of 26 years of exploration, drilling and production experience in the Basin. We also have an extensive collection of geologic and engineering data.

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

According to the U.S. Geological Survey, it is estimated that there is approximately 26.7 trillion cubic feet (TCF) of undiscovered natural gas, 98.5



                                   - 5 -
million barrels of undiscovered oil, and 1.1 billion barrels of undiscovered natural gas liquids (condensate) in the Bend Arch-Fort Worth Basin Province and more than 98 percent, or 26.2 TCF, of the undiscovered natural gas is located in the Barnett Shale.

The Company has large lease-holdings in the Fort Worth Basin held by production from shallower producing zones. We are planning to drill into the Barnett Shale Formation on these leases. We are also actively seeking and acquiring new leases in the Barnett Shale play.

As of March 31, 2006, the Company reached total depth on the drilling of its fifth Barnett Shale well on its Olex (U.S.) lease in central Denton County, Texas. Our leasehold is offset in all directions by productive Barnett Shale gas wells, and with existing spacing rules, an additional 30 vertical wells could be drilled on this lease.

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

In the northeast quarter of Parker County at Springtown, the Company holds approximately 1,750 acres of leasehold by production, and has 3D seismic data across a portion of the acreage. Recently, three horizontal wells offsetting our acreage with initial potentials ranging from 1,000-3,000 MCFG/D were drilled and completed. The Company plans to drill at least three horizontal Barnett Shale wells on this block in the near future. PPC owns and operates a natural gas gathering system at Springtown, Texas that could be used to bring natural gas from these future wells to market.

In southeastern Parker County, near the town of Cresson, the Company holds approximately 325 acres by production. In 2004, another company completed two successful horizontal wells offsetting this acreage. Each of these wells has produced in excess of 300,000 MCFG in the first year of production. The Company plans to drill at least one horizontal Barnett Shale well on this block.

In the northwest portion of Parker County near the town of Peaster, the Company holds approximately 2,200 acres by production which was recently offset by another company. The Company plans to drill at least one horizontal Barnett Shale well on this block.

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

                                East Texas

In Titus County East Texas during 2005, two previously non-producing oil wells, the Pewitt Ranch B-13 and the Pewitt Ranch A-11 were restored to production adding proved reserves of 25,800 BO (100% WI, 75% NRI).

                                Gulf Coast

In 2005, a company to which we granted a farm-out on a lease in Bee County, Texas, has drilled a second well on this lease and they are currently producing
oil and gas at a rate of 20 BOPD and 280 MCFG/D as of March 31, 2006.   The
Company has retained a 5.625% overriding royalty interest in this lease.

Also during 2005, a second company to which we granted a farm-out on another lease in Bee County, Texas, also drilled a well which was completed in 2006, and is currently producing approximately 280 MCFG/D. The Company retained a 5.625% overriding royalty interest plus a back-in after payout in this well.

                                  Montana

The Company participated in the drilling and completion of three 2,000 ft. development gas wells in the Bowdoin gas field located in Phillips County, Montana. In addition, the Company agreed to participate in the drilling and completion of two additional wells to be drilled by the same operator in early 2006.

                                  Wyoming

During 2005, four non-operated wells were completed as gas wells. These coal bed methane gas wells in the Powder River Basin of Wyoming were attributed with reserves of approximately 140,000 MCFG net to the Company's interest.

                          Other Areas of Interest

The Company participated during 2005 in the drilling of five development wells in the Arkoma Basin of Arkansas. All six were completed as gas wells. The Company agreed to participate in three additional wells during 2006.

Oil and Natural Gas Reserves
----------------------------

The net crude oil and gas reserves of the Company as of December 31, 2005 were 483,623 barrels of oil and condensate and 14,781,813 MCFG (thousand cubic feet) of natural gas. Based on SEC guidelines, the reserves were classified as follows:

        Proved Developed Producing        311,674 BO and   6.9 BCFG
        Proved Developed Non-Producing    121,781 BO and   0.2 BCFG
        Proved Undeveloped                 50,168 BO and   7.7 BCFG
        Total Proved Reserves             483,623 BO and  14.8 BCFG

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

On a barrel of oil equivalent basis (6MCFG/BOE), the reserves are

      Natural Gas Reserves                2,463,636 BOE      84%
      Oil Reserves                          483,623 BOE      16%
          Total Reserves                  2,947,259 BOE     100%

      Proved Developed Producing          1,467,388 BOE      50%
      Proved Developed Non-Producing        151,036 BOE       5%
      Proved Undeveloped                  1,328,834 BOE      45%
          Total Proved Reserves           2,947,259 BOE     100%

The Company has operational control over the majority of these reserves and can therefore to a large extent control the timing of development and production.

      The Company's Operated Wells        2,670,982 BOE      91%
      Non Operated Wells                    276,277 BOE       9%
          Total                           2,947,259 BOE     100%


Financial Information Relating to Industry Segments
---------------------------------------------------

The Company has three identifiable business segments: exploration, development and production of oil and natural gas, gas gathering, and commercial real estate investment. Footnote 16 to the Consolidated Financial Statements filed herein sets forth the relevant information regarding revenues, income from operations and identifiable assets for these segments.

Narrative Description of Business
---------------------------------

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

The Company is also engaged in the gathering and marketing of natural gas through its subsidiary PPC, which owns 26.1 miles of pipelines and currently gathers approximately 821 MCFG/D. Natural gas is gathered for a fee. Substantially all of the gas gathered by the Company is gas produced from wells that the Company operates and in which it owns a working interest.

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


                          Dependence on Customers

The following is a summary of significant purchasers from oil and natural gas produced by the Company for the three-year period ended December 31, 2005:


                                             Year Ended December 31, (1)
                                          --------------------------------
            Purchaser                         2005       2004       2003
-----------------------------------------   --------   --------   --------
Enbridge Energy Partners                       39%        14%        17%
Shell Trading (US) Company                      7%         6%         9%
Devon Gas Services, L.P                         6%        12%        20%
Plains Marketing, LP.                           6%         6%         7%
Crosstex Energy Services, Ltd                   5%         8%         -
Dynegy Midstream Services, LIM                  5%        11%         -
Panther Pipeline North Texas, Inc.              -%        13%         -
LIG Chemical Company                            -%         2%         9%

(1)  Percent of Total Oil & Gas Sales

Oil and Gas is sold to approximately 100 different purchasers (such as Devon Gas Services, L.P., Enbridge Energy Partners (formerly Cantera Resources, Inc.), Plains Marketing, L.P., Shell Trading (US) Company, Dynegy Midstream Services, Empire Pipeline Corporation, and Duke Energy Field Services under market sensitive, short-term contracts computed on a month to month basis.

Except as set forth above, there are no other customers of the Company that individually accounted for more than 5% of the Company's oil and gas revenues during the three years ended December 31, 2005.

The Company currently has no hedged contracts.


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


                          Special Tax Provisions

See Footnote 8 to Consolidated Financial Statements.


                                 Employees

The Company, on its own account and through a management contract with its parent corporation, employs or contracts for the services of a total of 48 people. Fourteen are full-time employees or contractors. The remainder are part-time contractors or employees. We believe that our relationships with our employees are good.

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


Financial information about foreign and domestic operations and export sales
----------------------------------------------------------------------------

All of the Company's business is conducted domestically, with no export sales.

                           Item 1A. RISK FACTORS


Risks related directly to our Company
-------------------------------------

You should carefully consider the following risk factors, in addition to the other information set forth in this Report, before investing in shares of our common stock. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock. Some information in this Report may contain "forward-looking" statements that discuss future expectations of our financial condition and results of operation. The risk factors noted in this section and other factors could cause our actual results to differ materially from those contained in any forward-looking statements.

We face significant competition, and many of our competitors have resources in excess of our available resources.

The oil and gas industry is highly competitive. We encounter competition from other oil and gas companies in all areas of our operations, including the acquisition of producing properties and sale of crude oil and natural gas. Our competitors include major integrated oil and gas companies and numerous independent oil and gas companies, individuals and drilling and income programs. Many of our competitors are large, well established companies with substantially larger operating staffs and greater capital resources than us. Such companies may be able to pay more for productive oil and gas properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. Our ability to acquire additional properties and to discover reserves in the future will depend upon our ability to evaluate and select suitable properties and to consummate transactions in this highly competitive environment.

Exploratory drilling is a speculative activity that may not result in commercially productive reserves and may require expenditures in excess of budgeted amounts.

Drilling activities are subject to many risks, including the risk that no commercially productive oil or gas reservoirs will be encountered. There can e no assurance that new wells drilled by us will be productive or that we will recover all or any portion of our investment. Drilling for oil and gas may involve unprofitable efforts, not only from dry wells, but also from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain. Our drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, many of which are beyond its control, including economic conditions, mechanical problems, pressure or irregularities in formations, title problems, weather conditions, compliance with governmental requirements and shortages in or delays in the delivery of equipment and services. In today's environment, shortages make drilling rigs, labor and services difficult to obtain and could cause delays or inability to proceed with our drilling and development plans. Such equipment shortages and delays sometimes involve drilling rigs where inclement weather prohibits the movement of land rigs causing a high demand for rigs by a large number of companies during a relatively short period of time. Our future drilling activities may not be successful. Lack of drilling success could have a material adverse effect on our financial condition and results of operations.

Our operations are also subject to all the hazards and risks normally incident to the development, exploitation, production and transportation of, and the exploration for, oil and gas, including unusual or unexpected geologic formations, pressures, down hole fires, mechanical failures, blowouts, explosions, uncontrollable flows of oil, gas or well fluids and pollution and other environmental risks. These hazards could result in substantial losses to us due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. We participate in insurance coverage maintained by the operator of its wells, although there can be no assurances that such coverage will be sufficient to prevent a material adverse effect to us in such events.

The vast majority of our oil and gas reserves are classified as proved reserves. Recovery of the Company's future proved undeveloped reserves will require significant capital expenditures. Our management estimates that aggregate capital expenditures of approximately $7,178,000 will be required to fully develop some of these reserves in the next twenty-four months. No assurance can be given that our estimates of capital expenditures will prove accurate, that our financing sources will be sufficient to fully fund our planned development activities or that development activities will be either successful or in accordance with our schedule. Additionally, any significant decrease in oil and gas prices or any significant increase in the cost of development could result in a significant reduction in the number of wells drilled and/or reworked. No assurance can be given that any wells will produce oil or gas in commercially profitable quantities.

We are subject to uncertainties in reserve estimates and future net cash flows.

This annual report contains estimates of our oil and gas reserves and the future net cash flows from those reserves, which have been prepared internally by our petroleum engineer. There are numerous uncertainties inherent in estimating quantities of reserves of oil and gas and in projecting future rates of production and the timing of development expenditures, including many factors beyond our control. The reserve estimates in this annual report are based on various assumptions, including, for example, constant oil and gas prices, operating expenses, capital expenditures and the availability of funds, and, therefore, are inherently imprecise indications of future net cash flows. Actual future production, cash flows, taxes, operating expenses, development expenditures and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this prospectus. Additionally, our reserves may be subject to downward or upward revision based upon actual production performance, results of future development and exploration, prevailing oil and gas prices and other factors, many of which are beyond our control.

The present value of future net reserves discounted at 10% (the "PV-10") of proved reserves referred to in this annual report should not be construed as the current market value of the estimated proved reserves of oil and gas attributable to our properties. In accordance with applicable requirements of the SEC, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by: (i) the timing of both production and related expenses; (ii) changes in consumption levels; and (iii) governmental regulations or taxation. In addition, the calculation of the present value of the future net cash flows using a 10% discount as required by the SEC is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with our reserves or the oil and gas industry in general. Furthermore, our reserves may be subject to downward or upward revision based upon actual production, results of future development, supply and demand for oil and gas, prevailing oil and gas prices and other factors. See "Properties - Oil and Gas Reserves."

We are subject to various operating and other casualty risks that could result in liability exposure or the loss of production and revenues.

Our oil and gas business involves a variety of operating risks, including, but not limited to, unexpected formations or pressures, uncontrollable flows of oil, gas, brine or well fluids into the environment (including groundwater contamination), blowouts, fires, explosions, pollution and other risks, any of which could result in personal injuries, loss of life, damage to properties and substantial losses. Although we carry insurance at levels that we believe are reasonable, we are not fully insured against all risks. We do not carry business interruption insurance. Losses and liabilities arising from uninsured or under-insured events could have a material adverse effect on our financial condition and operations.

From time to time, due primarily to contract terms, pipeline interruptions or weather conditions, the producing wells in which we own an interest have been subject to production curtailments. The curtailments range from production being partially restricted to wells being completely shut-in. The duration of curtailments varies from a few days to several months. In most cases, we are provided only limited notice as to when production will be curtailed and the duration of such curtailments. We are not currently experiencing any material curtailment of our production.

We intend to increase our development and, to a lesser extent, exploration activities. Exploration drilling and, to a lesser extent, development drilling of oil and gas reserves involve a high degree of risk that no commercial production will be obtained and/or that production will be insufficient to recover drilling and completion costs. The cost of drilling, completing and operating wells is often uncertain. Our drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment. Furthermore, completion of a well does not assure a profit on the investment or a recovery of drilling, completion and operating costs.

We depend to a large extent on the services of Chris G. Mazzini, our President, Chairman of the Board, and Chief Executive Officer. The loss of the services of Mr. Mazzini would have a material adverse effect on our operations. We have not entered into any employment contracts with our executive officer and have not obtained key personnel life insurance on Mr. Mazzini.

Certain of our affiliates control a majority of our outstanding common stock, which may affect your vote as a shareholder.

Our executive officers, directors and their affiliates hold approximately 81% of our outstanding shares of common stock. As a result, officers, directors and their affiliates and such shareholders have the ability to exert significant influence over our business affairs, including the ability to control the election of directors and results of voting on all matters requiring shareholder approval. This concentration of voting power may delay or prevent a potential change in control.

Certain of our affiliates have engaged in business transactions with the Company, which may result in conflicts of interest.

Certain officers, directors and related parties, including entities controlled by Mr. Mazzini, the President and Chief Executive Officer, have engaged in business transactions with the Company which were not the result of arm's length negotiations between independent parties. Our management believes that the terms of these transactions were as favorable to us as those that could have been obtained from unaffiliated parties under similar circumstances. All future transactions between us and our affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of the disinterested members of our Board of Directors.

Our common stock is traded on the Over-the-Counter Bulletin Board ("OTC BB"), symbol "SPND". The liquidity of our common stock may be adversely affected, and purchasers of our common stock may have difficulty selling our common stock, if our common stock does not continue to trade in that or another suitable trading market.

There is presently only a limited public market for our common stock, and there is no assurance that a ready public market for our securities will develop. It is likely that any market that develops for our common stock will be highly volatile and that the trading volume in such market will be limited. The trading price of our common stock could be subject to wide fluctuations in response to quarter-to-quarter variations in our operating results, announcements of our drilling results and other events or factors. In addition, the U.S. stock market has from time to time experienced extreme price and volume fluctuations that have affected the market price for many companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our securities.

We do not intend to declare dividends in the foreseeable future.

Our Board of Directors presently intends to retain all of our earnings for the expansion of our business. We therefore do not anticipate the distribution of cash dividends in the foreseeable future. Any future decision of our Board of Directors to pay cash dividends will depend, among other factors, upon our earnings, financial position and cash requirements.

Our company employed and contract land professionals have reviewed title records or other title review materials relating to substantially all of our producing properties. The title investigation performed by us prior to acquiring undeveloped properties is thorough, but less rigorous than that conducted prior to drilling, consistent with industry standards. We believe we have satisfactory title to all our producing properties in accordance with standards generally accepted in the oil and gas industry. Our properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens, which we believe do not materially interfere with the use of or affect the value of such properties. At December 31, 2005, our leaseholds for some of our net acreage were being kept in force by virtue of production on that acreage in paying quantities. The remaining net acreage was held by lease rentals and similar provisions and requires production in paying quantities prior to expiration of various time periods to avoid lease termination.

We expect to make acquisitions of oil and gas properties from time to time subject to available resources. In making an acquisition, we generally focus most of our title and valuation efforts on the more significant properties.
It is generally not feasible for us to review in-depth every property we purchase and all records with respect to such properties. However, even an in-depth review of properties and records may not necessarily reveal existing or potential problems, nor will it permit us to become familiar enough with the properties to assess fully their deficiencies and capabilities. Evaluation of future recoverable reserves of oil and gas, which is an integral part of the property selection process, is a process that depends upon evaluation of existing geological, engineering and production data, some or all of which may prove to be unreliable or not indicative of future performance. To the extent the seller does not operate the properties, obtaining access to properties and records may be more difficult. Even when problems are identified, the seller may not be willing or financially able to give contractual protection against such problems, and we may decide to assume environmental and other liabilities in connection with acquired properties.


The Company's ability to Finance its future operations and investments.
-----------------------------------------------------------------------

Our business is highly capital-intensive requiring continuous development and acquisition of oil and gas reserves. In addition, capital is required to operate and expand our oil and gas field operations and purchase equipment. At December 31, 2005, we had working capital of $4,381,000. We anticipate that we will be able to meet our cash requirements for the next 12 months. However, if such plans or assumptions change or prove to be inaccurate, we could be required to seek additional financing sooner than currently anticipated.

We have funded our operations, acquisitions and expansion costs primarily through the generation of our internally generated cash flow. Our success in obtaining the necessary capital resources to fund future costs associated with our operations and expansion plans is dependent upon our ability to:
(i) increase revenues through acquisitions and recovery of our proved producing and proved developed non-producing oil and gas reserves; and
(ii) maintain effective cost controls at the corporate administrative office and in field operations. However, even if we achieve some success with our plans, there can be no assurance that we will be able to generate sufficient revenues to achieve significant profitable operations or fund our expansion plans.

We have substantial capital requirements necessary for undeveloped properties for which we may not be able to obtain adequate financing.

Development of our properties will require additional capital resources. We have no commitments to obtain any additional debt or equity financing and there can be no assurance that additional financing will be available, when required, on favorable terms to us. The inability to obtain additional financing could have a material adverse effect on us, including requiring us to curtail significantly our oil and gas acquisition and development plans or farm-out development of our properties. Any additional financing may involve substantial dilution to the interests of our shareholders at that time.

Oil and natural gas prices fluctuate widely and low prices could have a material adverse impact on our business and financial results.

Our revenues, profitability and the carrying value of its oil and gas properties are substantially dependent upon prevailing prices of, and demand for, oil and gas and the costs of acquiring, finding, developing and producing reserves. Our ability to obtain borrowing capacity, to repay future indebtedness, and to obtain additional capital on favorable terms is also substantially dependent upon oil and gas prices. Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and gas are subject to wide fluctuations in response to: (i) relatively minor changes in the supply of, and demand for, oil and gas; (ii) market uncertainty; and (iii) a variety of additional factors, all of which are beyond our control. These factors include domestic and foreign political conditions, the price and availability of domestic and imported oil and gas, the level of consumer and industrial demand, weather, domestic and foreign government relations, the price and availability of alternative fuels and overall economic conditions. Furthermore, the marketability of our production depends in part upon the availability, proximity and capacity of gathering systems, pipelines and processing facilities. Volatility in oil and gas prices could affect our ability to
market our production through such systems, pipelines or facilities.   As of
December 31, 2005, approximately 68% of our gas production is currently sold to six gas marketing firms on a month-to-month basis at prevailing spot market prices. Oil prices remained subject to unpredictable political and economic forces during 2004, 2005 and 2006, and experienced fluctuations similar to those seen in natural gas prices for the year. We believe that oil prices will continue to fluctuate in response to changes in the policies of the Organization of Petroleum Exporting Countries ("OPEC"), changes in demand from many Asian countries, current events in the Middle East, security threats to the United States, and other factors associated with the world political and economic environment. As a result of the many uncertainties associated with levels of production maintained by OPEC and other oil producing countries, the availabilities of worldwide energy supplies and competitive relationships and consumer perceptions of various energy sources, we are unable to predict what changes will occur in crude oil and natural gas prices.

We may be responsible for additional costs in connection with abandonment of properties.

We are responsible for payment of plugging and abandonment costs on its oil and gas properties pro rata to our working interest. Based on our experience, we anticipate that in most cases, the ultimate aggregate salvage value of lease and well equipment located on our properties will exceed the costs of abandoning such properties. There can be no assurance, however, that we will be successful in avoiding additional expenses in connection with the abandonment of any of our properties. In addition, abandonment costs and their timing may change due to many factors, including actual production results, inflation rates and changes in environmental laws and regulations.


Risks that Involve the Oil & Gas Industry in General.
----------------------------------------------------

We are subject to various governmental regulations which may cause us to incur substantial costs.

Our operations are affected from time to time in varying degrees by political developments and federal, state and local laws and regulations. In particular, oil and gas production related operations are or have been subject to price controls, taxes and other laws and regulations relating to the oil and gas industry. Failure to comply with such laws and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases our cost of doing business and affects our profitability. Although we believe we are in substantial compliance with all applicable laws and regulations, because such laws and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws and regulations.

Sales of natural gas by us are not regulated and are generally made at market prices. However, the Federal Energy Regulatory Commission ("FERC") regulates interstate natural gas transportation rates and service conditions, which affect the marketing of natural gas produced by us, as well as the revenues received by us for sales of such production. Sales of our natural gas currently are made at uncontrolled market prices, subject to applicable contract provisions and price fluctuations that normally attend sales of commodity products.

Since the mid-1980's, the FERC has issued a series of orders, culminating in Order Nos. 636, 636-A and 636-B ("Order 636"), that have significantly altered the marketing and transportation of natural gas. Order 636 mandated a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sale, transportation, storage and other components of the city-gate sales services such pipelines previously performed. One of the FERC's purposes in issuing the orders was to increase competition within all phases of the natural gas industry. Order 636 and subsequent FERC orders issued in individual pipeline restructuring proceedings have been the subject of appeals, and the courts have largely upheld Order 636. Because further review of certain of these orders is still possible, and other appeals may be pending, it is difficult to exactly predict the ultimate impact of the orders on us and our natural gas marketing efforts. Generally, Order 636 has eliminated or substantially reduced the interstate pipelines' traditional role as wholesalers of natural gas, and has substantially increased competition and volatility in natural gas markets.

While significant regulatory uncertainty remains, Order 636 may ultimately enhance our ability to market and transport our natural gas, although it may also subject us to greater competition, more restrictive pipeline imbalance tolerances and greater associated penalties for violation of such tolerances.

The FERC has announced several important transportation-related policy statements and proposed rule changes, including the appropriate manner in which interstate pipelines release capacity under Order 636 and, more recently, the price which shippers can charge for their released capacity. In addition, in 1995, the FERC issued a policy statement on how interstate natural gas pipelines can recover the costs of new pipeline facilities. In January 1997, the FERC issued a policy statement and a request for comments concerning alternatives to its traditional cost-of-service rate making methodology. A number of pipelines have obtained FERC authorization to charge negotiated rates as one such alternative. While any additional FERC action on these matters would affect us only indirectly, these policy statements and proposed rule changes are intended to further enhance competition in natural gas markets. We cannot predict what the FERC will take on these matters, nor can we predict whether the FERC's actions will achieve its stated goal of increasing competition in natural gas markets. However, we do not believe that we will be treated materially differently than other natural gas producers and marketers with which we compete.

The price we receive from the sale of oil is affected by the cost of transporting such products to market. Effective January 1, 1995, the FERC implemented regulations establishing an indexing system for transportation rates for oil pipelines, which, generally, would index such rates to inflation, subject to certain conditions and limitations. These regulations could increase the cost of transporting oil by interstate pipelines, although the most recent adjustment generally decreased rates. These regulations have generally been approved on judicial review. We are not able to predict with certainty the effect, if any, of these regulations on its operations. However, the regulations may increase transportation costs or reduce wellhead prices for oil.

The State of Texas and many other states require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration for and production of oil and gas. Such states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from wells and the regulation of spacing, plugging and abandonment of such wells. The statutes and regulations of certain states limit the rate at which oil and gas can be produced from our properties. However, we do not believe we will be affected materially differently by these statutes and regulations than any other similarly situated oil and gas company.

We are subject to various environmental risks which may cause us to incur substantial costs.

Our operations and properties are subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling and transportation of oil and gas and the discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities; limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and impose substantial liabilities for pollution resulting from our operations. The permits required for our various operations are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines, penalties or injunctions. In the opinion of management, we are in substantial compliance with current applicable environmental laws and regulations, and we have no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on us. The impact of such changes, however, would not likely be any more burdensome to us than to any other similarly situated oil and gas company.

The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), also known as the "Superfund" law, and similar state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. Furthermore, neighboring landowners and other third parties may file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

We generate typical oil and gas field wastes, including hazardous wastes that are subject to the federal Resources Conservation and Recovery Act and comparable state statutes. The United States Environmental Protection Agency and various state agencies have limited the approved methods of disposal for certain hazardous and non-hazardous wastes. Furthermore, certain wastes generated by our oil and gas operations that are currently exempt from regulation as "hazardous wastes" may in the future be designated as "hazardous wastes," and therefore be subject to more rigorous and costly operating and disposal requirements.

The Oil Pollution Act ("OPA") imposes a variety of requirements on responsible parties for onshore and offshore oil and gas facilities and vessels related to the prevention of oil spills and liability for damages resulting from such spills in waters of the United States. The "responsible party" includes the owner or operator of an onshore facility or vessel or the lessee or permittee of, or the holder of a right of use and easement for, the area where an onshore facility is located. OPA assigns liability to each responsible party for oil spill removal costs and a variety of public and private damages from oil spills. Few defenses exist to the liability for oil spills imposed by OPA. OPA also imposes financial responsibility requirements. Failure to comply with ongoing requirements or inadequate cooperation in a spill event may subject a responsible party to civil or criminal enforcement actions.

We own or lease properties that for many years have produced oil and gas. We also own natural gas gathering systems. It is not uncommon for such properties to be contaminated with hydrocarbons. Although we or previous owners of these interests may have used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties or on or under other locations where such wastes have been taken for disposal. These properties may be subject to federal or state requirements that could require us to remove any such wastes or to remediate the resulting contamination. All of our properties are operated by third parties over whom we have limited control. Notwithstanding our lack of control over properties operated by others, the failure of the previous owners or operators to comply with applicable environmental regulations may, in certain circumstances, adversely impact us.

                    Item 1B. UNRESOLVED STAFF COMMENTS

                                   None


Item 2. PROPERTIES

OIL AND GAS PROPERTIES

The following table sets forth pertinent data with respect to the Company-owned oil and gas properties, all located within the continental United States, as estimated by the Company:

                                                 Year Ended December 31,
                                          -----------------------------------
                                              2005        2004        2003
                                          ----------- ----------- -----------
Gas and Oil Properties, net (1):
   Proved developed gas reserves-Mcf (2)    7,110,000   6,888,000   4,978,000
   Proved undeveloped gas reserves-Mcf (3)  7,672,000   6,844,000   4,375,000
                                          ----------- ----------- -----------
     Total proved gas reserves-Mcf         14,782,000  13,732,000   9,353,000
                                          =========== =========== ===========
Proved Developed Crude Oil and
   Condensate reserves-Bbls (2)               434,000     390,000     365,000
Proved Undeveloped crude oil and
   Condensate reserves-Bbls (3)                50,000      29,000         -
                                          ----------- ----------- -----------
   Total proved crude oil and condensate
     Reserves-Bbls                            484,000     419,000     365,000
                                          =========== =========== ===========

                                                Year Ended December 31,
                                          -----------------------------------
                                             2005        2004        2003
                                          ----------- ----------- -----------
Present Value of Estimated Future
  Net Reserves from proved reserves (4)(5)
    (Before Income Tax)
       Developed                          $26,466,000 $15,118,000 $10,726,000
       Undeveloped                         10,857,000   8,279,000   1,106,000
                                          ----------- ----------- -----------
       Total Developed and Undeveloped    $37,323,000 $23,397,000 $11,832,000
                                          =========== =========== ===========

(1) The estimate of the net proved oil and gas reserves, future net revenues, and the present value of future net revenues.

(2) "Proved Developed Oil and Gas Reserves" are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

(3) "Proved Undeveloped Reserves" are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. See Footnote 18 to the Financial Statements, Supplemental Reserve Information (Unaudited), for further explanation of the changes for 2003 through 2005.

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

Wells Drilled and Completed
---------------------------

The Company's working interests in exploration and development wells completed during the years indicated were as follows:

                                             Year Ended December 31,
                                     -----------------------------------------
                                         2005          2004          2003
                                     ------------- ------------- -------------
                                      Gross   Net   Gross   Net   Gross   Net
                                     ------ ------ ------ ------ ------ ------
Exploratory Wells (1):
  Productive                            -      -      -      -      -      -
  Non-Productive                        -      -      -      -      -      -
                                     ------ ------ ------ ------ ------ ------
    Total                               -      -      -      -      -      -
                                     ------ ------ ------ ------ ------ ------

Development Wells (2):
  Productive                         14.000  1.639 10.000  1.171  2.000   .765
  Non-Productive                        -      -      -      -      -      -
                                     ------ ------ ------ ------ ------ ------
    Total                            14.000  1.639 10.000  1.171  2.000   .765
                                     ------ ------ ------ ------ ------ ------

Total Exploration & Development
Wells:
  Productive                         14.000  1.639 10.000  1.171  2.000   .765
  Non-Productive                        -      -      -      -      -      -
                                     ------ ------ ------ ------ ------ ------
     Total                           14.000  1.639 10.000  1.171  2.000   .765
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

The following tables set forth additional data with respect to production from Company-owned oil and gas properties, all located within the continental United States:

                                     For the years ended December 31
                               2005      2004      2003      2002      2001
                             --------  --------  --------  --------  --------
Oil and Gas Production, net:
 Natural Gas (Mcf)            655,568   577,099   540,799   499,081   472,728
 Crude Oil & Condensate (Bbl)  21,323    23,098    28,747     9,553     9,229

Average Sales Price per Unit
Produced:
 Natural Gas ($/Mcf)          $  6.74  $   5.44  $   4.33  $   3.02  $   4.07
 Crude Oil & Condensate($/Bbl)$ 52.50  $  38.90  $  25.14  $  23.27  $  25.19

Average Production Cost per
Equivalent Barrel (1) (2)     $ 13.38  $  11.69  $  10.41  $   8.51  $   9.15


(1) Includes severance taxes and ad valorem taxes.

(2) Gas production is converted to equivalent barrels at the rate of six Mcf per barrel, representing relative energy content of natural gas to oil.

The Company owns producing royalties and overriding royalties under properties located in Texas. The revenue from these properties is not significant.

The Company is not aware of any major discovery or other favorable or adverse event that is believed to have caused a significant change in the estimated proved reserves since December 31, 2005.

The Company currently has leases covering in excess of 7,300 gross acres in Denton, Eastland, Erath, Hood, Palo Pinto, Parker, and Tarrant Counties, Texas (currently held by production), that the Company believes may have drilling locations in the Barnett Shale Formation. The Company has included some of these potential locations in its calculation of proven undeveloped oil and gas reserves. See Footnote 18 to the Financial Statement for an expanded description of this activity.



OFFICE SPACE

On December 27, 2004, the Company acquired a commercial office building. The property acquired is a two story multi-tenant, garden office building with a sub-grade parking garage. The 23 year old building contains approximately 46,286 rentable square feet and sits on a 1.4919 acre block of land situated in north Dallas, Texas in close proximity to hotels, restaurants and shopping areas (the Galleria/Valley View Mall) with easy access to Interstate Highway 635 (LBJ Freeway) and Dallas Parkway (North Dallas Toll Road). The Company occupies approximately 8,668 square feet of the building as its primary office headquarters, and leases the remaining space in the building to non-related third party commercial tenants at prevailing market rates.

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

The Company normally does not purchase and resell natural gas, but gathers gas for a fee. The fees charged in some cases are subject to regulations by the State of Texas and the Federal Energy Regulatory Commission. Average daily volumes of gas gathered by the pipelines owned by the Company were 821, 806, and 713 MCF per day for 2005, 2004, and 2003 respectively.

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

Chris G. Mazzini and Michelle H. Mazzini, through a limited partnership in which they are limited partners, started an oil field service company which provides roustabout and swabbing services at rates which are at or below market to the Company. The oil field service company plans to expand equipment and services they provide. This oil field services company does work exclusively for the Company and its parent company Giant Energy Corp.
The Company benefits by having immediate access to services in a tight market.


                        Item 3.  LEGAL PROCEEDINGS

Neither the Registrant nor its subsidiaries nor any officers or directors is a party to any material pending legal proceedings for or against the Company or its subsidiary nor are any of their properties subject to any proceedings.


             Item 4.  SUBMISSION OF MATTERS OF SECURITY HOLDERS TO A VOTE

During the fourth quarter of the registrant's fiscal year covered by this report, no matter was submitted to a vote of security holders of the registrant.

                                  PART II


              Item 5.  MARKET FOR THE COMPANY'S COMMON STOCK,
   RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock trades over-the-counter under the symbol "SPND".

Prior to 2004, no significant public trading market had been established for the Company's common stock. The Company does not believe that listings of bid and asking prices for its stock are indicative of the actual trades of its stock, since trades are made infrequently. However during 2004, there was a material increase in the number of shares traded and a material increase in the stock price. The following table shows high and low trading prices for each quarter in 2003, 2004 and 2005.

                                          Price Per Share
                                          High        Low

                   2003
                     First Quarter         .40        .40
                     Second Quarter        .55        .25
                     Third Quarter         .55        .26
                     Fourth Quarter       1.01        .32

                   2004
                     First Quarter        2.00        .70
                     Second Quarter       1.50       1.00
                     Third Quarter        2.45       1.30
                     Fourth Quarter       2.55       1.60

                   2005
                     First Quarter        5.50       2.00
                     Second Quarter       3.55       2.05
                     Third Quarter        4.20       1.90
                     Fourth Quarter       4.80       3.11



During the First Quarter of 2006, subsequent to year end, the following high and low prices were recorded for the Company's common stock.

                                          Price Per Share
                                          High        Low
                   2006
                     First Quarter        5.15       3.26

There is no amount of common stock that is subject to outstanding warrants to purchase, or securities convertible into, common stock of the Company.

As of March 31, 2006, there were approximately 585 record holders of the Company's Common Stock.

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

During the fourth quarter of the fiscal year ended December 31, 2005, the Company did not repurchase any of its equity securities. The Board of Directors has not approved nor authorized any standing repurchase program.

                     Item 6.  SELECTED FINANCIAL DATA

The selected financial information presented should be read in conjunction with the consolidated financial statements and the related notes thereto.



                                 For the years ended December 31
                      2005        2004        2003        2002        2001
                  ----------- ----------- ----------- ----------- -----------
Total Revenue     $6,395,000 $ 4,515,000 $ 3,458,000 $ 2,084,000 $ 2,610,000
Net Income (Loss)  1,417,000   1,266,000     987,000     382,000     776,000
Earnings per Share    $ 0.19      $ 0.16      $ 0.13      $ 0.05      $ 0.10

                                       As of December 31,
                      2005        2004        2003        2002        2001
                  ----------- ----------- ----------- ----------- -----------
Total Assets      $11,387,000 $ 9,715,000 $ 5,395,000 $ 3,764,000 $ 3,486,000
Long-Term Debt      1,679,000   1,680,000         -           -        55,000

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

Results of Operations:
----------------------

                           2005 Compared to 2004

Both oil and gas revenues increased for the year 2005. This was due primarily to an approximate 24% increase in average gas prices from $5.44 per Mcf in 2004 to $6.74 per Mcf in 2005. Average oil prices received by the Company also increased approximately 35% from $38.93 per bbl in 2004 to $52.50 in 2005. Natural gas production was approximately 656,000 Mcf in 2005 compared to approximately 577,000 in 2004, an increase of approximately 14%. The increased gas production was due primarily to production added by the Olex wells in Denton County, Texas which were completed early in 2005. Oil production was approximately 21,300 bbls in 2005 compared to 23,000 bbls in 2004. an approximate decrease 7%. This decrease in production was due primarily to the curtailment of oil production in South Texas due to problems with some salt water disposal facilities which the Company intends to correct during 2006.

Gas gathering and compression fee income was up slightly during 2005 as a result of an increase in production from properties served by PPC. The Company charges a fee for transportation of gas from the well site to the purchaser's pipeline, and in some cases provides and charges for compression services.

Interest income is up due to the Company's policy of investing excess cash funds in higher earning money market accounts as opposed to checking accounts, as well as the higher level of cash balances earning interest in 2005 as compared to 2004. Interest rates were also slightly higher than in the previous year.

Lease operating expenses were higher in 2005 because costs to operate have increased. As oil and gas prices have escalated, operating cost, costs of oil field services and equipment have also increased.

Amortization of the full cost pot (depletion) was up in 2005 due to an increase in the cost of acquisitions and the projected cost to develop the proved undeveloped reserves which were added to the full cost pot. In addition, $230,000 was added to the depletable basis due to the implementation of FAS143 for the addition of the asset retirement obligation. The depletion rate also increased from 4.2% in 2004 to 4.7% in 2005.

General and administrative expenses increased approximately $262,000. Approximately $222,000 was due to direct and indirect personnel costs of salary, contract labor, payroll taxes, benefits and associated expenses associated with the increased number of personnel from twelve to fourteen full-time and from 44 to 48 part time and contract employees. General liability insurance premium increases accounts for the additional increases.

The increase in other revenues is due mainly to a $96,000 paid to the company for a farm-out of leasehold interest held by the Company, and approximately $18,000 of plant product sales by PPC.

Interest expense for 2005 was due to the note payable incurred on December 27, 2004 for purchase of the Commercial office building.


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

               Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND
                        SCHEDULES INDEX AT PAGE 41


   Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                           FINANCIAL DISCLOSURE

None

                     Item 9A. CONTROLS AND PROCEDURES

The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles in the United States of America ("GAAP"). Because of the inherent limitations of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls, material misstatements may not be prevented or detected on a timely basis. Accordingly, even internal controls determined to be effective can provide only reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and represented within the time periods required. Furthermore, projections or any evaluation of the effectiveness as to future periods are subject to the risk that such controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Evaluation of Disclosure Controls and Procedures

Management, under the supervision of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2005. Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective at December 31, 2005, to ensure that information required to be disclosed in reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in Securities Exchange Commission Rules and Forms.

Changes in Internal Control Over Financial Reporting.

There have been no changes in the Registrant's internal control over financial reporting during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

                        Item 9B. OTHER INFORMATION

Not Applicable

                                 PART III

       Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and Executive Officers of the Company and certain information concerning them is set forth below:

      Name                      Age    Position
      ----------------------    ---    --------------------------------------

      Chris G. Mazzini           48    Chairman of the Board, Director and
                                       President

      Michelle H. Mazzini        44    Director, Vice President and Secretary

      Paul E. Cash               73    Director

All directors hold offices until the next annual meeting of the shareholders or until their successors are duly elected and qualified. Officers of the Company serve at the discretion of the board of directors.

Business Experience
-------------------

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

Paul E. Cash, Director, is a graduate of The University of Texas (B.B.A.- Accounting) and is a Certified Public Accountant. He has been active in the oil and gas industry for over 40 years, during which time he has served as financial officer of two publicly-owned companies, Texas Gas Producing Co.
and Landa Oil Co., and also served as president of publicly-owned Continental American Royalty Co., Bloomfield Royalty Co., Southern Bankers Investment Co., Spindletop Oil & Gas Co. (a Utah Corporation), Double River Oil & Gas Co., and Loch Exploration Inc. He has also been an officer and part owner of several private oil and gas companies and partnerships. Mr. Cash also formerly served as Mayor of the City of Sunnyvale, Texas.

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

Kent Fouret, Petroleum Geologist, has been a full-time employee of Spindletop since September 2004. He has over 26 years experience in the oil and gas industry as a petroleum geologist. Mr. Fouret graduated cum laude from Texas A & M University in 1978 with a Bachelor of Science in Geology, and in 1980, received a Master of Science in Geology from Texas A & M University.
He has a large amount of experience in the Fort Worth Basin and is a Certified Petroleum Geologist.

Mike Keen, Petroleum Engineer, joined the company in March, 2006.  Mr. Keen
has over 25 years experience in the oil and gas industry.   He graduated magna
cum laude from Rose-Hulman Institute of Technology in May 1975 with a Bachelor of Science degree in Mechanical Engineering. Mr. Keen started his career with Texaco, Inc. in Great Bend, Kansas working primarily in the mid-continent area. Mr. Keen then moved to North Texas and went to work for Mitchell Energy
Corporation primarily focusing on the Fort Worth Basin.   He also worked for
Huffco in Indonesia, Aminoil in South Texas and most recently for Envirogas, primarily in the Appalachian and Illinois Basins, before switching to the "downstream" side of the industry to work for Indiana Gas Company the largest gas utility in Indiana at the time.

Jack Koestline, Petroleum Engineer and Geologist, has been full-time employee for Spindletop since January 2004. Prior to that, he worked as a Petroleum Engineer for BP Amoco in Alaska. From 1981 to 1993, Mr. Koestline worked as a Petroleum Geologist for Spindletop, with an emphasis on the Fort Worth Basin. He has 26 years experience in the oil and gas industry. Mr. Koestline graduated in 1980 from the University of Texas at Arlington with a Bachelor of Science Degree in Geology, and in 1998, received his Master of Science Degree in Petroleum Engineering from the Colorado School of Mines.

Dick A. Mastin, Petroleum Landman, has been a full-time employee of the Company since February, 2006. Mr. Mastin graduated cum laude from Stephen F. Austin State University in 1980 with a Bachelor of Science in Forestry and a minor in General Business. From September of 1980 until December of 1985, Mr. Mastin worked for Spindletop Oil & Gas Co. as a Petroleum Landman. He received his Masters of Science in Management and Administrative Sciences from the University of Texas at Dallas in 1990. In January of 1987, he took a position with the Dallas office of the Federal Bureau of Investigation. After a year with the Bureau, he accepted a position with the Internal Revenue Service as a Revenue Agent. Fifteen of his eighteen years with the Service were spent in the Large and Mid-Sized Business unit auditing tax returns of the largest business entities.

Glenn E. Sparks is the Land Director and also acts as Associate General Counsel to the Company. Mr. Sparks was previously employed as a landman by the Company from 1982 through 1986, prior to attending law school. Mr. Sparks holds a B.B.A. with a concentration in Finance from the University of Texas at Arlington, and a J.D. from Texas Tech University School of Law. From 1990 to 2005, Mr. Sparks practiced law in a private practice focusing primarily on oil and gas law and real estate, as a partner in the law firm of Logan & Sparks, PLLC, and has acted as outside legal counsel for the Company in numerous oil and gas transactions during his years in private practice. Mr. Sparks left his private law practice and joined the Company again as an employee in his current position in 2005. Mr. Sparks is Board Certified in Oil & Gas Mineral Law by the Texas Board of Legal Specialization.


                           Family Relationships

Michelle Mazzini, Vice President, Secretary and General Counsel is the wife of Chris Mazzini, Chairman of the Board and President.


                 Involvement in Certain Legal Proceedings

None of the directors or executive officers of the Registrant, during the past five years, has been involved in any civil or criminal legal proceedings, bankruptcy filings or has been the subject of an order, judgment or decree of any Federal or State authority involving Federal or State securities laws.


                     Item 11.  EXECUTIVE COMPENSATION

Cash Compensation
-----------------

For the year ended December 31, 2005, neither Mr. Mazzini nor Ms. Mazzini took any salary from the Company. None of the executive officers were paid cash compensation by the Company at an annual rate in excess of $100,000.
Mr. Mazzini and Ms. Mazzini are both employed by Giant. Management fees the Company paid to Giant are used to reimburse a portion of Mr. Mazzini's, Ms. Mazzini's and other Giant employees' salaries for time spent working on matters for the Company.

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

During 2005, the Company issued 20,000 shares of restricted stock out of Treasury Stock to a key employee pursuant to an employment package. See Footnote No. 7, to the Financial Statements for further detail.

Compensation of Directors
-------------------------

Directors are not currently compensated nor are there plans to compensate them for their services on the board. In 2006, subsequent to year-end Mr. Cash was paid a director's fee of $10,000 to compensate him for his position as the Board of Directors' Financial Expert.

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

  Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Managers
------------------------------------------------------------

The table below sets forth the information indicated regarding ownership of the Registrant's common stock, $.01 par value, the only outstanding voting securities, as of December 31, 2005 with respect to: (i) any person who is known to the Registrant to be the owner of more than five percent (5%) of the Registrant's common stock; (ii) the common stock of the Registrant beneficially owned by each of the directors of the Registrant and, (iii) by all officers and directors as a group. Each person has sole investment and voting power with respect to the shares indicated, except as otherwise set forth in the footnotes to the table.


                                                                Pct Based On
                                                    Nature of    Outstanding
    Name and Address                     Number    Beneficial     Percent of
  Of Beneficial Owner                  of Shares    Ownership       Class
----------------------------------- -------------- ----------- ---------------
Chris Mazzini                          5,900,543       (1)           77%
12850 Spurling Rd., Suite 200
Dallas, Texas 75230

Paul E. Cash                             308,468      Direct          4%
12850 Spurling Rd., Suite 200
Dallas, Texas 75230

All officers and directors
as a group                             6,209,011                     81%

(1) Chris Mazzini directly owns 39,654 shares (1%). Giant Energy Corp., directly owns 5,860,889 shares (76%). Chris Mazzini owns 100% of the common stock of Giant Energy Corp.



Changes in control
------------------

The Company is not aware of any arrangements or pledges with respect to its securities that may result in a change in control of the Company.


          Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with management and others
---------------------------------------

Certain officers, directors and related parties, including entities controlled by Mr. Mazzini, the President and Chief Executive Officer, have engaged in business transactions with the Company which were not the result of arm's length negotiations between independent parties. Our management believes that the terms of these transactions were as favorable to us as those that could have been obtained from unaffiliated parties under similar circumstances.
All future transactions between us and our affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of the disinterested members of our Board of Directors.

There is a management services agreement between Giant and the Company. Details of the agreement are shown below under Certain Business Relationships.

During 2005 the Company participated in the drilling of the Giant Energy Corp. Porter #2 well, a vertical Barnett Shale well in Parker County, Texas, which was completed in June 2005 with an initial production of 128 MCFG/D and 1 BO/D. The Company owns a 35% working interest and a 26.25% net revenue interest in the Porter #2 well. Giant Energy Corp owns a 19% working interest (15.2% net revenue interest) and Chris Mazzini owns a 3.9% overriding royalty interest in the well.

Chris G. Mazzini and Michelle H. Mazzini, through a limited partnership in which they are limited partners, started an oil field service company which provides roustabout and swabbing services at rates which are at or below market to the Company. The oil field service company plans to expand equipment and services they provide. This oil field services company does work exclusively for the Company and its parent company Giant Energy Corp. The Company benefits by having immediate access to services in a tight market.

Certain Business Relationships
------------------------------

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

             Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees for professional services rendered to Spindletop Oil & Gas Co. and Subsidiaries for the years 2005 and 2004 by accounting firm, Farmer, Fuqua, & Huff, P.C.

             Type of Fees             2005               2004

             Audit Fees              14,000             14,000
             Audit related fees         -                  -
             Tax fees                   -                  -
             All other fees             -                  -

Members of the Board of Directors (the "Board") fulfill the responsibilities of an audit committee and have established policies and Procedures for the approval and pre-approval of audit services and permitted non-audit services. The Board has the responsibility to engage and terminate Farmer, Fuqua, & Huff, P.C. independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All the fees for 2005 and 2004 were pre-approved by the Board or were within the pre-approved guidelines for permitted non-audit services and fees established by the Board, and there were no instances of waiver of approved requirements or guidelines during the same periods.

                                  PART IV

           Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)  The following documents are filed as a part of this report:


       (1) FINANCIAL STATEMENTS: The following financial statements of the Registrant and Report of Independent Registered Public Accounting Firm therein are filed as part of this Report on Form 10-K:

                                                                  Page
           Report of Farmer, Fuqua & Huff, P.C
           Independent Registered Public Accounting Firm           42

           Consolidated Balance Sheets                             43

           Consolidated Statement of Income                        45

           Consolidated Statement of Changes in
              Stockholders' Equity                                 46

           Consolidated Statements of Cash Flows                   47

           Notes to Consolidated Financial Statements              48


       (2) FINANCIAL STATEMENT SCHEDULES: Other financial statement schedules have been omitted because the information required to be set forth therein is not applicable, is immaterial or is shown in the consolidated financial statements or notes thereto.


       (3) EXHIBITS

The following documents are filed as exhibits (or are incorporated by reference as indicated) into this Report:


    Exhibit
  Designation                      Description

      3.1 Articles of Incorporation of Spindletop Oil & Gas Co. (previously filed with our General Form for Registration of Securities on Form 10, filed with the Commission on August 14, 1990)

      3.2 Bylaws of Spindletop Oil & Gas Co. (previously filed with our General Form for Registration of Securities on Form 10, filed with the Commission on August 14, 1990)

      14*    Code of Ethics for Senior Financial Officers

      21*    Subsidiaries of the Registrant

     31.1*   Rule 13a-14(a) Certification of Chief Executive Officer

     31.2*   Rule 13a-14(a) Certification of Chief Financial Officer

      32*    Officers' Section 1350 Certifications
-----------------------------
* Filed herewith

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

SPINDLETOP OIL & GAS CO.

Dated: April 14, 2006

                                    By /s/ Chris Mazzini
                                    ___________________________________
                                    Chris Mazzini
                                    President, Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following on behalf of the Company and in the capacities and on the dates indicated.


Signatures                          Capacity                Date
Principal Executive Officers:

/s/ Chris Mazzini
___________________________________ President, Director     April 14, 2006
Chris Mazzini                      (Principal Executive
                                    Officer)



/s/  Michelle Mazzini
___________________________________ Vice President,         April 14, 2006
Michelle Mazzini                    Secretary, Director



/s/  Robert E. Corbin
___________________________________ Controller (Principal   April 14, 2006
Robert E. Corbin                    Financial and
                                    Accounting Officer)



/s/ Paul E. Cash
___________________________________ Director                April 14, 2006
Paul E. Cash

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
         Index to Consolidated Financial Statements and Schedules


                                                                   Page


Report of Independent Registered Public Accounting Firm              42

Consolidated Balance Sheets - December 31, 2005 and 2004             43

Consolidated Statements of Income for the years
    Ended December 31, 2005, 2004 and 2003                           45

Consolidated Statements of Changes in Shareholders'
    Equity for the years ended December 31, 2005, 2004, and 2003.    46

Consolidated Statements of Cash Flows for the years ended
    December 31, 2005, 2004 and 2003                                 47

Notes to Consolidated Financial Statements                           48

Schedules for the years ended December 31, 2005, 2004 and 2003
     II - Valuation and Qualifying Accounts                          68
    III - Real Estate and Accumulated Depreciation                   69


All other schedules have been omitted because they are not applicable, not required, or the information has been supplied in the consolidated financial statements or notes thereto.

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Spindletop Oil & Gas Co.

We have audited the accompanying consolidated balance sheets of Spindletop Oil & Gas Co. (A Texas Corporation) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement
presentation.    We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spindletop
Oil & Gas Co. and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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



Plano, Texas
April 13, 2006

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                                        As of December 31
                                                   --------------------------
                                                       2005          2004
                                                   -----------    -----------
                ASSETS

Current Assets
  Cash                                             $ 5,508,000    $ 4,352,000
  Accounts receivable, trade                         1,228,000        617,000
  Prepaid income tax                                       -          190,000
                                                   -----------    -----------
    Total current assets                             6,736,000      5,159,000
                                                   -----------    -----------

Property and Equipment, at cost
  Oil and gas properties (full cost method)          6,819,000      5,983,000
  Rental equipment                                     399,000        399,000
  Gas gathering systems                                145,000        145,000
  Other property and equipment                         157,000        102,000
                                                   -----------    -----------
                                                     7,520,000      6,629,000
  Accumulated depreciation and amortization         (4,807,000)    (4,059,000)
                                                   -----------    -----------
    Total property and equipment, net                2,713,000      2,570,000
                                                   -----------    -----------

Real Estate Property, at cost
  Land                                                 688,000        688,000
  Commercial office building                         1,298,000      1,298,000
  Accumulated depreciation                             (49,000)        (1,000)
                                                   -----------    -----------
    Total real estate property, net                  1,937,000      1,985,000
                                                   -----------    -----------

Other Assets                                             1,000          1,000
                                                   -----------    -----------
Total Assets                                       $11,387,000    $ 9,715,000
                                                   ===========    ===========











The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS - (Continued)


                                                        As of December 31
                                                   --------------------------
                                                       2005           2004
                                                   -----------    -----------
   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Notes payable, current portion                   $   120,000    $   120,000
  Accounts payable and accrued liabilities           1,943,000      2,068,000
  Income tax payable                                    20,000            -
  Tax savings benefit payable                           97,000         97,000
                                                   -----------    -----------
    Total current liabilities                        2,180,000      2,285,000
                                                   -----------    -----------

Noncurrent Liabilities
  Notes payable, long-term portion                   1,440,000      1,680,000
  Asset Retirement Obligation                          239,000            -
                                                   -----------    -----------
    Total noncurrent liabilities                     1,679,000      1,680,000
                                                   -----------    -----------

Deferred income tax payable                            794,000        461,000
                                                   -----------    -----------

Shareholders' Equity
  Common stock, $.01 par value; 100,000,000
   Shares authorized; 7,677,471 shares
   issued and 7,585,803 shares outstanding at
   December 31, 2005. 7,667,471 shares
   issued and 7,565,803 shares outstanding at
   December 31, 2004.                                   77,000         77,000
Additional paid-in capital                             831,000        806,000
Treasury Stock at cost                                 (42,000)       (45,000)
Retained earnings                                    5,868,000      4,451,000
                                                   -----------    -----------
  Total shareholders' equity                         6,734,000      5,289,000
                                                   -----------    -----------

Total Liabilities and Shareholders' Equity         $11,387,000    $ 9,715,000
                                                   ===========    ===========








The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME


                                                Years Ended December 31,
                                          -----------------------------------
                                              2005        2004        2003
                                          ----------- ----------- -----------
Revenues
  Oil and gas revenue                     $ 5,541,000 $ 4,039,000 $ 3,100,000
  Revenue from lease operations               120,000     127,000      92,000
  Gas gathering, compression and
  Equipment rental                            167,000     158,000     152,000
  Real estate rental income                   302,000       3,000         -
  Interest income                             132,000     100,000     107,000
  Other                                       133,000      88,000       7,000
                                          ----------- ----------- -----------
    Total revenue                           6,395,000   4,515,000   3,458,000
                                          ----------- ----------- -----------

Expenses
  Lease operations                          1,747,000   1,235,000   1,237,000
  Pipeline and rental operations               29,000      24,000      30,000
  Real estate operations                      484,000       2,000         -
  Depreciation and amortization               795,000     498,000     331,000
  General and administrative                1,125,000     903,000     646,000
  Interest expense                            105,000         -         3,000
                                          ----------- ----------- -----------
    Total expenses                          4,285,000   2,662,000   2,247,000
                                          ----------- ----------- -----------
Income before income tax                    2,110,000   1,853,000   1,211,000
                                          ----------- ----------- -----------

Current tax provision                         360,000     144,000     385,000
Deferred tax provision                        333,000     443,000    (161,000)
                                          ----------- ----------- -----------
                                              693,000     587,000     224,000
                                          ----------- ----------- -----------

Net income                                $ 1,417,000 $ 1,266,000 $   987,000
                                          =========== =========== ===========

Earnings per Share of Common Stock
  Basic                                     $  0.19     $  0.16     $  0.13
                                          =========== =========== ===========
  Diluted                                   $  0.19     $  0.16     $  0.13
                                          =========== =========== ===========

Weighted Average Shares Outstanding        7,573,365   7,567,875   7,536,740
                                          =========== =========== ===========
Diluted Shares Outstanding                 7,573,365   7,592,670   7,648,110
                                          =========== =========== ===========

The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                YEARS ENDED DECEMBER 31, 2005 2004 and 2003

                                     Additional     Treasury
                      Common Stock     Paid-In        Stock         Retained
                    Shares   Amount    Capital   Shares   Amount    Earnings
                  --------- -------- ---------- -------- -------- -----------
Balance at
December 31, 2002 7,582,471 $ 76,000 $  776,000  103,334 $(18,000)$ 2,198,000

Issuance of 25,000
Shares of Common
Stock for the
Purchase of a
Drilling prospect    25,000      -          -        -        -           -

Issuance of 70,000
Shares of Common
Stock upon exercise
of stock option      70,000    1,000     20,000      -        -           -

Net Income              -        -          -        -        -       987,000
                  --------- -------- ---------- -------- -------- -----------
Balance at
December 31, 2003 7,677,471   77,000    796,000  103,334  (18,000)  3,185,000

Purchase of
Treasury Stock          -        -          -     83,334  (40,000)        -

Issuance of 75,000
shares of Common Stock
upon exercise of option
out of Treasury Stock   -        -       10,000  (75,000)  13,000         -

Net Income              -        -          -        -        -     1,266,000
                  --------- -------- ---------- -------- -------- -----------
Balance at
December 31, 2004 7,677,471 $ 77,000 $  806,000  111,668 $(45,000)$ 4,451,000

Issuance of 20,000
shares of Common Stock
out of Treasury Stock
as part of an employee
compensation package    -        -       25,000  (20,000)   3,000         -

Net Income              -        -          -        -        -     1,417,000
                  --------- -------- ---------- -------- -------- -----------
Balance at
December 31, 2005 7,677,471 $ 77,000 $  831,000   91,668 $(42,000)$ 5,868,000
                  ========= ======== ========== ======== ======== ===========


The accompanying notes are an integral part of these statements.

                                   - 46 -
                 SPINDLETOP OIL & GAS CO AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Years Ended December 31,
                                          -----------------------------------
                                              2005        2004        2003
                                          ----------- ----------- -----------
Cash Flows from Operating Activities

  Net Income                              $ 1,417,000 $ 1,266,000 $   987,000
  Reconciliation of net income
    to net cash provided by
    Operating Activities
     Depreciation and amortization            795,000     498,000     331,000
     Amortization of note discount                -           -        (3,000)
     Changes in accounts receivable          (611,000)    (52,000)   (291,000)
     Changes in prepaid income tax            190,000    (190,000)    109,000
     Changes in accounts payable             (125,000)  1,106,000     548,000
     Changes in current taxes payable          20,000    (278,000)    278,000
     Changes in deferred taxes payable        333,000     443,000    (161,000)
     Changes in other assets                      -         1,000      (2,000)
                                          ----------- ----------- -----------
Net cash provided by operating
  activities                                2,019,000   2,794,000   1,796,000
                                          ----------- ----------- -----------
Cash flows from Investing Activities
  Capitalized acquisition, exploration
    and development costs                    (619,000)    (884,000)(1,162,000)
  Purchase of property and equipment          (55,000)     (18,000)       -
  Purchase of commercial office building          -       (185,000)       -
  Proceeds from sale of properties             23,000         -          -
                                          ----------- ----------- -----------
Net cash provided by (used for) investing
  activities                                 (651,000) (1,087,000) (1,162,000)
                                          ----------- ----------- -----------
Cash Flows from Financing Activities
  Repayment of note payable related party         -           -       (39,000)
  Repayment of note payable to a bank        (240,000)        -           -
  Purchase of treasury stock                      -       (40,000)        -
  Sale of common stock                         28,000      23,000      21,000
                                          ----------- ----------- -----------
Net cash used for financing
  activities                                 (212,000)    (17,000)    (18,000)
                                          ----------- ----------- -----------

Increase in cash                            1,156,000   1,690,000     616,000

Cash at beginning of period                 4,352,000   2,662,000   2,046,000
                                          ----------- ----------- -----------
Cash at end of period                     $ 5,508,000 $ 4,352,000 $ 2,662,000
                                          =========== =========== ===========



The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION AND ORGANIZATION

Merger and Basis of Presentation
--------------------------------

On July 13, 1990, Prairie States Energy Co., a Texas corporation, (the Company) merged with Spindletop Oil & Gas Co., a Utah corporation (the Acquired Company) The name of Prairie States Energy Co. was changed to Spindletop Oil & Gas Co., a Texas corporation at the time of the merger.

Organization and Nature of Operations
-------------------------------------

The Company was organized as a Texas corporation in September 1985, in connection with the Plan of Reorganization ("the Plan"), effective September 9, 1985, of Prairie States Exploration, Inc., ("Exploration"), a Colorado corporation, which had previously filed for Chapter 11 bankruptcy. In connection with the Plan, Exploration was merged into the Company, with the Company being the surviving corporation. After giving effect to the stock split discussed in Note 2, up to a total of 166,667 of the Company's common shares may be issued to Exploration's former shareholders. As of December 31, 2005, 2004, and 2003, 122,436 shares have been issued to former shareholders in connection with the Plan.

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

Investments in Real Estate and Oil and Gas Properties
-----------------------------------------------------

All investments in oil and gas properties and in real estate holdings are stated at cost or adjusted carrying value. Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), requires that a property be considered impaired if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. If impairment exists, an impairment loss is recognized by a charge against earning equal to the amount by which the carrying amount of the property exceeds fair market value less cost to sell the property. If impairment of a property is recognized, the carrying amount of the property is reduced by the amount of the impairment, and a new cost for the property is established. Depreciation is provided over the properties estimated remaining useful life. There was no charge to earnings during 2005 due to impairment of oil and gas properties or real estate holdings.

Accounting for Asset Retirement Obligations
-------------------------------------------

The Company adopted Statement of Financial Accounting Standards No. 143 ("SFAS 143") "Accounting for Asset Retirement Obligations" on December 31, 2005. The adoption of SFAS 143 on December 31, 2005 resulted in a cumulative effect adjustment to record a $239,000 increase in the carrying value of our oil and gas properties, and an asset retirement obligation liability of the same amount. This statement requires us to record a liability in the period in which an asset retirement obligation ("ARO") is incurred, in an amount equal to the discounted estimated fair value of the obligation that is capitalized. Thereafter, each quarter, this liability is accreted up to the final retirement cost. The determination of our ARO is based on our estimate of the future cost to plug and abandon our oil and gas wells. The actual costs could be higher or lower than our current estimates.

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


3.  ACCOUNTS RECEIVABLE
                                                         December 31,
                                                 ----------------------------
                                                     2005            2004
                                                 ------------    ------------
      Trade                                      $    160,000    $    268,000
      Accrued receivable                            1,082,000         379,000
                                                 ------------    ------------
                                                    1,242,000         647,000
      Less: Allowance for losses                      (14,000)        (30,000)
                                                 ------------    ------------
                                                 $  1,228,000    $    617,000
                                                 ============    ============

4.  ACCOUNTS PAYABLE
                                                         December 31,
                                                 ----------------------------
                                                     2005            2004
                                                 ------------    ------------
      Trade payables                             $    137,000    $  1,053,000
      Production proceeds payable                   1,739,000         929,000
      Other                                            67,000          86,000
                                                  -----------    ------------
                                                  $ 1,943,000    $  2,068,000
                                                  ===========    ============


5.  NOTES PAYABLE
                                                         December 31,
                                                 ----------------------------
                                                     2005           2004
                                                 ------------    ------------
Note payable to a bank with monthly
principal payments of $10,000 plus
Accrued interest; interest at a
variable annual interest rate based
upon an index which is the Treasury
Securities Rate for a term of seven
years, plus 2.20%.  The interest rate
is subject to change on the first day
of each seven year anniversary after
the date of the note based on the Index
then in effect.  As of the date of the
Loan, the annual interest rate was
6.11%.  The note is collateralized by
land and commercial office building,
plus a guarantee by certain related
parties.                                         $  1,560,000    $  1,800,000

Less current maturities                               120,000         120,000
                                                 ------------    ------------
  Total notes payable, long-term portion         $  1,440,000    $  1,680,000
                                                 ============    ============

Estimated annual maturities for long-term debt are as follows:

                          2006            $   120,000
                          2007                120,000
                          2008                120,000
                          2009                120,000
                          2010                120,000
                        thereafter            960,000


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

7. COMMON STOCK

Effective August 15, 2005, the Company issued 20,000 shares of restricted common stock to a key employee pursuant to an employment package. The shares were valued at $1.44 per share, a 60% discount from the believed market value for free trading shares at the time of issue of $3.60 per share. The discount was determined based in part on the fact that the shares were restricted and could not be sold or traded for at least one year from date of issue. The amount was expensed as general and administrative expense. The shares of


                                   - 52 -
common stock were issued out of Treasury Stock and reduced the amount of the Company's common stock held in Treasury from 111,668 to 91,668 shares.


8. INCOME TAXES

The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 utilizes the liability method of computing deferred income taxes.

In connection with the Plan discussed in Note 1, the Company agreed to pay, in cash, to Exploration's unsecured creditors, as defined, one-half of the future reductions of Federal income taxes which were directly related to any allowed carryovers of Exploration's net operating losses and investment tax credits. Such payments are to be made on a pro-rata basis. Amounts incurred under this agreement, which are considered contingent consideration under APB No. 16, totaled $ -0-, $ -0-, and $ -0- in 2005, 2004 and 2003, respectively.
As of December 31, 2005 the Company has not received a ruling from the Internal Revenue Service concerning the net operating loss and investment credit carryovers. Until the tax savings which result from the utilization of these carry-forwards is assured, the Company will not pay to Exploration's unsecured creditors any of the tax savings benefit. As of December 31, 2005 and 2004, the Company owes $97,000 respectively to Exploration's unsecured creditors.

In calculating tax savings benefits described above, consideration was given to the alternative minimum tax, where applicable, and the tax effects of temporary differences, as shown below:

Income tax differed from the amounts computed by applying an effective U.S. federal income tax rate of 34% to pretax income in 2005, 2004 and 2003 as a result of the following:

                                               2005         2004        2003
                                          -----------  ----------  ----------
    Computed expected tax expense         $   718,000  $  649,000  $  424,000
    Miscellaneous timing differences
      related to book and tax depletion
      differences and the expensing of
      intangible drilling costs              (358,000)   (505,000)    (39,000)
                                          -----------  ----------  ----------
                                          $   360,000  $  144,000  $  385,000
                                          ===========  ==========  ==========


Deferred income taxes reflect the effects of temporary differences between the tax bases of assets and liabilities and the reported amounts of those assets and liabilities for financial reporting purposes. Deferred income taxes also reflect the value of net operating losses, investment tax credits and an offsetting valuation allowance. The Company's total deferred tax assets and corresponding valuation allowance at December 31, 2005 and 2004 consisted of the following:

                                                         December 31,
                                                 ----------------------------
                                                      2005            2004
                                                 ------------    ------------
  Deferred tax assets
    Investment tax credit carry-forwards         $        -      $      1,000
    Depreciation, depletion and amortization          441,000         497,000
    Other, net                                          9,000           8,000
                                                 ------------    ------------
      Total                                           450,000         506,000

  Deferred tax liabilities
    Expired leasehold                                 (58,000)        (50,000)
    Intangible drilling costs                      (1,186,000)       (917,000)
                                                  ------------    ------------
  Net deferred tax liability                         (794,000)       (461,000)
                                                  ============    ============


9. CASH FLOW INFORMATION

The Company does not consider any of its assets, other than cash and certificates of deposit shown as cash on the balance sheet, to meet the definition of a cash equivalent.

Net cash provided by operating activities includes cash payments for interest of $105,000, $ -0- and $ -0- for the years 2005, 2004 and 2003, respectively.
Also included are cash payments for taxes of $373,000, $260,000, and $ 122,000 in 2005, 2004 and 2003, respectively.

Excluded from the Consolidated Statements of Cash Flows were the effects of certain non-cash investing and financing activities, as follows:

                                               2005        2004        2003
                                           ----------- ----------- -----------
  Addition to Oil & Gas Properties by
    recognition of Asset Retirement
    Obligation                             $   239,000         -           -
  Purchase of land and commercial office
    building in exchange for note payable          -     1,800,000         -
  Accounts Receivable, Other in
  Exchange for the sale of interest
    in non-operated oil & gas lease                -           -       735,000
  Acquisition of various mineral
    interests                                      -           -       (97,000)
                                           ----------- ----------- -----------
                                           $   239,000 $ 1,800,000 $   638,000
                                           =========== =========== ===========

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

11. CONCENTRATIONS OF CREDIT RISK

As of December 31, 2005, the Company had approximately $3,167,000 in accounts at one bank, including $535,000 of short term certificates of deposit and $1,941,000 in one Credit Union. The Company also had $200,000 invested in short term certificates of deposit at each of two other banking institutions.

Most of the Company's business activity is located in Texas. Accounts receivable as of December 31, 2005 and 2004 are due from both individual and institutional owners of joint interests in oil and gas wells as well as purchasers of oil and gas. A portion of the Company's ability to collect these receivables is dependent upon revenues generated from sales of oil and gas produced by the related wells.


12. FINANCIAL INSTRUMENTS
The estimated fair value of the Company's financial instruments at December 31, 2005 and 2004 follow:

                                -------- 2005 ------    -------- 2004 -------
                                Carrying       Fair     Carrying       Fair
                                 Amount       Value      Amount       Value
                              ----------- ----------- ----------- -----------
     Cash                     $ 5,508,000 $ 5,508,000 $ 4,352,000 $ 4,352,000
     Accounts receivable        1,228,000   1,228,000     617,000     617,000

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

At December 31, 2005 the Company has acquired bonds and letters of credit issued in favor of various state regulatory agencies as mandated by state law in order to comply with financial assurance regulations required to perform oil and gas operations within the various state jurisdictions.

The Company has eleven, $5,000 single-well bonds totaling $55,000 with an insurance company, for wells the Company operates in Alabama. The bonds are written for a three year period. The Company also has a single-well bond in the amount of $10,000 with a different insurance company for a well operated in New Mexico. This bond renews annually.

The Company has nine letters of credit from a credit union issued for the benefit of various state regulatory agencies in Texas, Oklahoma, and Louisiana, ranging in amounts from $25,000 to $50,000 and totaling $300,000. These letters of credit have expiration dates that range from April 30, 2006 through March 31, 2007 and are fully secured by funds on deposit with the credit union in business money market accounts.

14. OPERATING LEASE OBLIGATIONS

None

15.    ADDITIONAL OPERATIONS AND BALANCE SHEET INFORMATION

Certain information about the Company's operations for the years ended December 31, 2005, 2004, and 2003 follows.

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

Effective November 1, 2005, the Company sold its working interest and operations in the Beth #1 and #2 wells in Gray County, Texas for $22,500 in cash.

Significant Oil and Gas Purchasers
----------------------------------

Dependence on Purchasers

The Company's oil sales are made on a day to day basis at approximately the current area posted price. The loss of any oil purchaser would not have an adverse effect upon operations. The Company generally contracts to sell its natural gas to purchasers pursuant to short-term contracts. Additionally, some of the Company's natural gas not under contract is sold at the then current prevailing "spot" price on a month to month basis. Following is a summary of significant oil and gas purchasers during the three-year period ended
December 31, 2005.

                                             Year Ended December 31, (1)
                                          --------------------------------
            Purchaser                         2005       2004       2003
-----------------------------------------   --------   --------   --------
Enbridge Energy Partners                       39%        14%        17%
Shell Trading (US) Company                      7%         6%         9%
Devon Gas Services, L.P                         6%        12%        20%
Plains Marketing, LP.                           6%         6%         7%
Crosstex Energy Services, Ltd                   5%         8%         -
Dynegy Midstream Services, LIM                  5%        11%         -
Panther Pipeline North Texas, Inc.              -%        13%         -
LIG Chemical Company                            -%         2%         9%

(1)  Percent of Total Oil & Gas Sales

Oil and Gas is sold to approximately 100 different purchasers (such as Devon Gas Services, L.P., Enbridge Energy Partners, Plains Marketing, L.P., Shell Trading (US) Company, Dynegy Midstream Services, Empire Pipeline Corporation, and Duke Energy Field Services under market sensitive, short-term contracts computed on a month to month basis.

Except as set forth above, there are no other customers of the Company that individually accounted for more than 5% of the Company's oil and gas revenues during the three years ended December 31, 2005.

The Company currently has no hedged contracts.

Certain revenues, costs and expenses related to the Company's oil and gas operations are as follows:

                                                Year Ended December 31,
                                          -----------------------------------
                                              2005        2004        2003
                                          ----------- ----------- -----------
  Capitalized costs relating to oil
    and gas producing activities:

      Unproved properties                 $   349,000 $   696,000 $   154,000
      Proved properties                     6,470,000   5,287,000   4,306,000
                                          ----------- ----------- -----------
        Total capitalized costs             6,819,000   5,983,000   4,460,000

      Accumulated amortization             (4,196,000) (3,467,000) (2,990,000)
                                          ----------- ----------- -----------
        Total capitalized costs, net      $ 2,623,000 $ 2,516,000 $ 1,470,000
                                          =========== =========== ===========



                                                  Year Ended December 31,
                                          -----------------------------------
                                              2005        2004       2003
                                          ----------- ----------- -----------
  Costs incurred in oil and gas property
    acquisition, exploration and
    development:
      Acquisition of properties           $       -   $       -   $   538,000
      Development costs                       621,000   1,526,000     720,000
                                          ----------- ----------- -----------
        Total costs incurred              $   621,000 $ 1,526,000 $ 1,258,000
                                          =========== =========== ===========

                                                 Year Ended December 31,
                                          -----------------------------------
                                              2005        2004        2003
                                          ----------- ----------- -----------
Results of Operations from producing
  activities:
    Sales of oil and gas                  $ 5,541,000 $ 4,039,000 $ 3,100,000
                                          ----------- ----------- -----------

    Production costs                        1,747,000   1,235,000   1,237,000
    Amortization of oil and gas
      Properties                              738,000     477,000     307,000
                                          ----------- ----------- -----------
    Total production costs                  2,485,000   1,712,000   1,544,000
                                          ----------- ----------- -----------
      Total net revenue                   $ 3,056,000 $ 2,327,000 $ 1,556,000
                                          =========== =========== ===========




                                                  Year Ended December 31,
                                          -----------------------------------
                                              2005        2004        2003
                                          ----------- ----------- -----------
 Sales price per equivalent Mcf             $  7.07     $  5.64     $  4.35
                                          =========== =========== ===========

Production costs per equivalent Mcf         $  2.23     $  1.73     $  1.73
                                          =========== =========== ===========

Amortization per equivalent Mcf             $  1.03     $   .67     $   .44
                                          =========== =========== ===========


                                                  Year Ended December 31,
                                          -----------------------------------
                                              2005        2004        2003
                                          ----------- ----------- -----------
Results of Operations from gas
gathering and equipment rental
activities:

  Revenue                                 $   167,000 $   158,000 $   152,000
                                          ----------- ----------- -----------

  Operating expenses                           29,000      24,000      30,000
  Depreciation                                 10,000      10,000      14,000
                                          ----------- ----------- -----------
    Total costs                                39,000      34,000      44,000
                                          ----------- ----------- -----------
      Total net revenue                   $   128,000 $   124,000 $   108,000
                                          =========== =========== ===========

16.  BUSINESS SEGMENTS

The Company's three business segments are (1) oil and gas exploration, production and operations, (2) transportation and compression of natural gas, and (3) commercial real estate investment. Management has chosen to organize the Company into the three segments based on the products or services provided. The following is a summary of selected information for these segments for the three-year period ended December 31, 2005:

                                                 Year Ended December 31,
                                          -----------------------------------
                                              2005        2004        2003
                                          ----------- ----------- -----------
Revenues: (3)
  Oil and gas exploration, production
    and operations                        $ 5,661,000 $ 4,166,000 $ 3,192,000
  Gas gathering, compression and
    equipment rental                          167,000     158,000     152,000
  Real estate rental                          302,000       3,000         -
                                          ----------- ----------- -----------
                                          $ 6,130,000 $ 4,327,000 $ 3,344,000
                                          =========== =========== ===========

Depreciation, depletion and
Amortization expense:
  Oil and gas exploration, production
    and operations                        $   738,000 $   487,000 $   317,000
  Gas gathering, compression and
    equipment rental                           10,000      10,000      14,000
  Real estate rental                           47,000       1,000         -
                                          ----------- ----------- -----------
                                          $   795,000 $   498,000 $   331,000
                                          =========== =========== ===========


Income from operations:
  Oil and gas exploration, production
    and operations                        $ 3,176,000 $ 2,445,000 $ 1,638,000
  Gas gathering, compression and
    equipment rental                          128,000     123,000     108,000
  Real estate rental                         (229,000)        -           -
                                          ----------- ----------- -----------
                                            3,075,000   2,568,000   1,746,000
Corporate and other (1)                    (1,658,000) (1,302,000)   (759,000)
                                          ----------- ----------- -----------
Consolidated net income (loss)            $ 1,417,000 $ 1,266,000 $   987,000
                                          =========== =========== ===========

Identifiable Assets net of DDA:
  Oil and gas exploration, production
    and operations                        $ 2,682,000 $ 2,531,000 $ 1,630,000
  Gas gathering, compression and
    equipment rental                           31,000      39,000      49,000
  Real estate rental                        1,937,000   1,985,000         -
                                          ----------- ----------- -----------
                                          $ 4,650,000 $ 4,555,000 $ 1,679,000
Corporate and other (2)                     6,737,000   5,160,000   3,716,000
                                          ----------- ----------- -----------
Consolidated total assets                 $11,387,000 $ 9,715,000 $ 5,395,000
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



17.   SUPPLEMENTARY INCOME STATEMENT INFORMATION

The following items were charged directly to expense:

                                                  Year Ended December 31,
                                          -----------------------------------
                                              2005        2004        2003
                                          ----------- ----------- -----------
  Maintenance and repairs                 $    10,000 $   13,000  $     7,000
  Production taxes                            303,000    236,000      169,000
  Taxes, other than payroll and
    income taxes                               70,000     42,000       54,000

18.  QUARTERLY DATA (UNAUDITED)

The table below reflects selected quarterly information for the years ended December 31, 2005 and 2004.

                                        Year Ended December 31, 2005
                               ----------------------------------------------
                                  First      Second       Third      Fourth
                                 Quarter     Quarter     Quarter     Quarter
                               ----------  ----------  ----------  ----------
Revenue                        $1,306,000  $1,503,000  $1,465,000  $2,121,000
Expense                          (698,000)   (898,000) (1,037,000) (1,652,000)
                               ----------  ----------  ----------  ----------
Operating income                  608,000     605,000     428,000     469,000
Current tax provision            (109,000)   (140,000)    (76,000)    (35,000)
Deferred tax provision            (55,000)    (40,000)    (39,000)   (199,000)
                               ----------  ----------  ----------  ----------
Net income                        444,000     425,000     313,000     235,000
                               ==========  ==========  ==========  ==========

Earnings per share
  of common stock
     Basic                        $0.06       $0.06       $0.04       $0.03
     Diluted                      $0.06       $0.06       $0.04       $0.03

                                        Year Ended December 31, 2004
                               ----------------------------------------------
                                  First      Second       Third      Fourth
                                 Quarter     Quarter     Quarter     Quarter
                               ----------  ----------  ----------  ----------
Revenue                        $1,004,000  $1,028,000  $1,169,000  $1,314,000
Expense                          (564,000)   (544,000)   (644,000)   (910,000)
                               ----------  ----------  ----------  ----------
Operating income                  440,000     484,000     525,000     404,000
Current tax provision             (13,000)   (156,000)   (115,000)    140,000
Deferred tax provision                -           -           -      (443,000)
                               ----------  ----------  ----------  ----------
Net income                        427,000     328,000     410,000     101,000
                               ==========  ==========  ==========  ==========

Earnings per share
  of common stock
     Basic                        $0.06       $0.04       $0.05       $0.01
     Diluted                      $0.06       $0.04       $0.05       $0.01

19.   SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

The Company's net proved oil and natural gas reserves as of December 31, 2005, 2004 and 2003 have been estimated by Company personnel in accordance with guidelines established by the Securities and Exchange Commission. Accordingly, the following reserve estimates were based on existing economic and operating conditions. Oil and gas prices in effect at December 31 of each year were used. Operating costs, production and ad valorem taxes and future development costs were based on current costs with no escalation.

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

Changes in Estimated Quantities of Proved Oil and Gas Reserves (Unaudited):

                                                    Crude Oil     Natural Gas
                                                       Bbls          Mcf
                                                  ------------   ------------
Quantities of Proved Reserves:
------------------------------
  Balance December 31, 2002                            152,994     16,274,580
    Sales of reserves in place                              (2)    (2,815,000)
    Acquired properties                                101,308        482,926
    Revisions of previous estimates                    139,677     (4,048,147)
    Production                                         (28,747)      (540,799)
                                                  ------------   ------------
  Balance December 31, 2003                            365,230      9,353,560
    Sales of reserves in place                             -              -
    Acquired properties                                    -              -
    Extensions and discoveries                           3,590        418,592
    Revisions of previous estimates                     73,271      4,537,079
    Production                                         (23,098)      (577,099)
                                                  ------------   ------------
  Balance December 31, 2004                            418,993     13,732,132
    Sales of reserves in place                            (770)        (6,113)
    Acquired properties                                    -              -
    Extensions and discoveries                           6,407        188,973
    Revisions of previous estimates                     80,316      1,522,389
    Production                                         (21,323)      (655,568)
                                                  ------------   ------------
  Balance December 31, 2005                            483,623     14,781,813
                                                  ============   ============

Proved Developed Reserves:
--------------------------
  Balance December 31, 2003                            365,230      4,978,309
  Balance December 31, 2004                            389,851      6,887,978
  Balance December 31, 2005                            433,455      7,109,815

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

Reserve estimates were prepared in accordance with standard Security and Exchange Commission guidelines. The future net cash flow was computed using year-end 2005 oil and gas prices. Lease operating costs, compression, dehydration, transportation, ad valorem taxes, severance taxes, and federal income taxes were deducted. Costs and prices were held constant and were not escalated over the life of the properties. No deduction has been made for interest, or general corporate overhead. The annual discount of estimated future cash flows is defined, for use herein, as future cash flows discounted at 10% per year, over the expected period of realization.

Proved Developed Reserves were calculated based on Decline Curve Analysis on 79 operated wells and 97 non-operated wells. Shut-in operated wells and materially insignificant non-operated wells were excluded from the reserve estimate.

During 2005, the Company completed two vertical Barnett Shale gas wells in Denton County, Texas. The Olex U.S. #4 well was completed on January 20, 2005, with an initial potential of 1,184 MCFG/D and 46 BO/D, and was placed on production on January 23, 2005. The Olex U.S. #3 well went into production on March 28, 2005 with an initial rate of 800 MCFG/D.

The 680 acre Olex U.S. lease is offset in all directions by productive Barnett Shale gas wells and with the existing 20 acre spacing rules an additional 30 vertical wells could be drilled on this lease. However, for this report, Proved Undeveloped Reserves were attributed to only 4 more wells on this lease which are scheduled to be drilled in the next thirty-six months, providing that the Company can secure the necessary drilling equipment on a timely basis. The Company owns a 54.2% working interest and a 40.6% net revenue interest in the Olex U.S. lease.

The Barnett Shale gas play is expanding rapidly into Parker County, Texas where Spindletop has an acreage position of approximately 5,157 gross acres.

During 2005 the Company participated in the drilling of the Giant Energy Corp. Porter #2 well, a vertical Barnett Shale well in Parker County, Texas, which was completed in June 2005 with an initial production of 128 MCFG/D and 1 BO/D. The Company owns a 35% working interest and a 26.25% net revenue interest in the Porter #2 well.

The Company farmed-out the drilling of a horizontal Barnett Shale well in Parker County, Texas which is currently being completed in March, 2006. The Company has retained a 5% overriding royalty interest in this well.

The Company plans to drill 5 horizontal Barnett Shale wells in Parker County in the next twenty-four to thirty-six months providing that the Company can secure the necessary drilling equipment on a timely basis. The Company's estimated cost to drill and complete these 5 horizontal wells will be $11,231,000. The Company may take on partners to reduce risk in any one project in which case it would also reduce reported reserves.

In the northeast quarter of Parker County at Springtown, the Company holds approximately 1,600 gross acres of leasehold by production, and has 3D seismic data across a portion of the acreage. Recently, three horizontal wells offsetting our acreage with initial potentials ranging from 1,000-3,000 MCFG/D were drilled and completed. The Company plans to drill at least three horizontal Barnett Shale wells on this block. The Company plans to utilize PPC's Springtown gathering system to bring natural gas from these future wells to market.

In southeastern Parker County, Texas near the town of Cresson, the Company holds approximately 313 gross acres by production. Last year, another company completed two successful horizontal wells offsetting this acreage. Each of these wells has produced in excess of 300,000 MCFG in the first year of production. The Company plans to drill at least one horizontal Barnett Shale well on this block.

In the northwest portion of Parker County southwest of the town of Peaster, the Company holds approximately 2,384 gross acres by production which was recently offset by another company. The Company plans to drill at least one horizontal Barnett Shale well on this block.

The Company also holds smaller acreage blocks throughout Parker County as well as in Johnson, Tarrant, Palo Pinto, Erath and Eastland Counties. In total, the Company holds approximately 8,500 gross acres in the Fort Worth Basin. The Barnett Shale is present under these blocks, however, as of yet they have not been directly offset by proven productive wells. The limits of economic Barnett Shale gas production in the Fort Worth Basin are continually expanding and these blocks may be proven productive in the future.

The Company intends to sell portions of the individual wells discussed above to outside investors to help offset the cost and the risk of drilling and completing the wells. The sale of these partial interests will reduce the Company's ultimate portion of the recoverable reserves from these wells.

In Titus County, Texas (East Texas) during 2005, two previously non-producing oil wells, the Pewitt Ranch B-13 and Pewitt Ranch A-11 were restored to production adding proved reserves of 25,800 BO. The Company owns 100% of the working interest and 75% net revenue interest in these two wells.

In 2005, a company to which we granted a farm-out on a lease in Bee County, Texas, has drilled a second well on this lease and they are currently producing oil and gas at a rate of 20 BOPD and 280 MCFG/D as of March 31, 2006. The Company has retained a 5.625% overriding royalty interest in this lease. Also during 2005, a second company to which we granted a farm-out on another lease in Bee County, Texas, also drilled a well which was completed in 2006, and is currently producing gas at a rate of approximately 280 MCFG/D. The Company retained an overriding royalty interest plus a back-in after payout in this well.

In Wyoming during 2005, four non-operated wells were completed as gas wells. These coal bed methane gas wells in the Powder River Basin of Wyoming were attributed with approximately 140,000 MCFG net to the Company's interest.

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

Standardized measure of discounted future net cash flows related to proved reserves:

                                               Year Ended December 31,
                                       --------------------------------------
                                           2005         2004         2003
                                       ------------ ------------ ------------

  Future production revenue            $130,178,000 $ 87,568,000 $ 46,944,000
  Future development costs              (13,831,000)  (8,300,000)  (2,470,000)
  Future production costs               (25,144,000) (22,668,000) (11,342,000)
                                       ------------ ------------ ------------
  Future net cash flow before
    Federal income tax                   91,203,000   56,600,000   33,132,000
  Future income taxes                   (22,941,000) (15,175,000)  (4,970,000)
                                       ------------ ------------ ------------
  Future net cash flows                  68,262,000   41,425,000   28,162,000
  Effect of 10% annual discounting      (40,401,000) (24,534,000) (16,300,000)
                                       ------------ ------------ ------------
  Standardized measure of
    Discounted net cash flows          $ 27,861,000 $ 16,891,000 $ 11,862,000
                                       ============ ============ ============

Changes in the standardized measure of discounted future net cash flows:

                                               Year Ended December 31,
                                       --------------------------------------
                                           2005         2004         2003
                                       ------------ ------------ ------------

Beginning of the year                  $ 16,891,000 $ 11,862,000 $ 11,815,000
  Oil and gas sales, net of
    production costs                     (5,541,000)  (2,644,000)  (1,970,000)
  Purchases of reserves in place                -            -      1,813,000
  Sales of reserves in place                (31,000)         -     (2,532,000)
  Net change in prices, net of
    production costs                     13,063,000    7,809,000    5,384,000
  Changes in production rates,
    timing and other                     (7,571,000)  (3,101,000)    (360,000)
  Revisions of quantity estimate         11,722,000    7,662,000   (2,438,000)
  Effect of income tax                   (2,361,000)  (5,883,000)  (1,031,000)
  Accretion of discount                   1,689,000    1,186,000    1,181,000
                                       ------------ ------------ ------------
End of year                            $ 27,861,000 $ 16,891,000 $ 11,862,000
                                       ============ ============ ============

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                     VALUATION AND QUALIFYING ACCOUNTS
               YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003


                                                                  SCHEDULE II

           Beginning                        Costs &                  Ending
          Description           Balance     Expenses   Deductions    Balance
----------------------------- ----------- ----------- ----------- -----------
Allowance for
  doubtful Accounts

    December 31, 2003             $   30,000 $      -   $      -   $   30,000
                                  ========== ========== ========== ==========

    December 31, 2004             $   30,000 $      -   $      -   $   30,000
                                  ========== ========== ========== ==========

    December 31, 2005             $   30,000 $      -   $ 16,000   $   14,000
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

(c) The reconciliation for investments in real estate and accumulated depreciation for the years ended December 31, 2005 is as follows:

                                               Investments in    Accumulated
                                                 Real Estate    Depreciation
                                                ------------    ------------
Balance, January 1, 2003                               -               -
   Acquisitions                                          -               -
   Depreciation expense                                  -               -
                                                ------------    ------------
Balance, December 31, 2003                               -               -
   Acquisitions                                    1,986,000
   Depreciation expense                                1,000           1,000
                                                ------------    ------------
Balance, December 31, 2004                      $  1,985,000    $      1,000
                                                =============   ============
   Acquisitions                                          -               -
   Depreciation expense                               48,000          48,000
                                                ------------    ------------
Balance, December 31, 2005                      $  1,937,000    $     49,000
                                                =============   ============

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES


Index to Exhibits

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


3.  Compliance with Applicable Laws, Rules and Regulations.

    Senior Financial Officers will establish and maintain mechanisms to:

        Educate members of the finance organization about any federal, state or local statute, regulation or administrative procedure that affects the operation of the finance organization and the enterprise generally

        Monitor the compliance of the finance organization with any applicable federal, state or local statute, regulation or administrative rule.

        Identify, report and correct in a swift and certain manner, any detected deviations from applicable federal, state or local statute or regulation

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

                                                                 Exhibit 31.1

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



Dated April 14, 2006



                                       /s/ Chris G. Mazzini
                                       ___________________________________
                                       CHRIS G. MAZZINI
                                       Chief Executive Officer

                                                                 Exhibit 31.2

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



Dated April 14, 2006



                                       /s/ Robert E. Corbin
                                       ___________________________________
                                       ROBERT E. CORBIN
                                       Principal Financial and
                                       Accounting Officer

                                                                   Exhibit 32

                   Officers' Section 1350 Certifications

The undersigned officer of Spindletop Oil & Gas Co., a Texas corporation (the "Company"), hereby certifies that (i) the Company's Annual Report on Form 10-K for the year ended December 31, 2005 fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934, and (ii) the information contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 fairly presents, in all material respects, the financial condition and results of operations of the Company, at and for the periods indicated.


Dated: April 14, 2006.



                                       /s/ Chris G. Mazzini
                                       ___________________________________
                                       CHRIS G. MAZZINI
                                       Chief Executive Officer


                                      /s/ Robert E. Corbin
                                      ____________________________________
                                      ROBERT E. CORBIN
                                      Principal Financial and
                                      Accounting Officer