Form 10-Q
period 2006-03-31
SPINDLETOP OIL & GAS CO
filed 2006-05-19
CIK 867038

FORM 10-Q

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549


        [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTER ENDED MARCH 31, 2006

                                    or

     [     ]   TRANSITION REPORT PURSUANT OT SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer  [    ]        Accelerated filer  [    ]
Non-accelerated filer  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes  [   ]      No  [ X ]









  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                          PRECEEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.        Yes  [   ]        No  [   ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 19, 2006, there were 7,585,803 shares of the Company's common stock outstanding.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

                                 FORM 10-Q
                   For the quarter ended March 31, 2005

         Index to Consolidated Financial Statements and Schedules



                                                                        Page

Part I - Financial Information:

    Item 1. - Financial Statements

        Consolidated Balance Sheets
            March 31, 2006 (Unaudited) and December 31, 2005             4-5

        Consolidated Statements of Income or Loss (Unaudited)
            Three Months Ended March 31, 2006 and 2005                     6

        Consolidated Statements of Cash Flows (Unaudited)
            Three Months Ended March 31, 2006 and 2005                     7

        Notes to Consolidated Financial Statements                         8

    Item 2. - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       10

    Item 4. - Controls and Procedures                                     11

Part II - Other Information:

    Item 1A - Risk Factors                                                12

    Item 5. - Other Information                                           13

    Item 6. - Exhibits                                                    13

Part I - Financial Information

Item 1. - Financial Statements


                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                                              As of
                                                    -------------------------
                                                      March 31    December 31
                                                        2006          2005
                                                    (Unaudited)
                                                    -----------   -----------
          ASSETS

Current Assets
   Cash                                             $ 6,592,000   $ 5,508,000
   Accounts receivable, trade                           859,000     1,228,000
                                                    -----------   -----------
      Total Current Assets                            7,451,000     6,736,000
                                                    -----------   -----------

Property and Equipment, at cost
   Oil and gas properties (full cost method)          7,073,000     6,819,000
   Rental equipment                                     399,000       399,000
   Gas gathering systems                                145,000       145,000
   Other property and equipment                         141,000       157,000
                                                    -----------   -----------
                                                      7,758,000     7,520,000
Accumulated depreciation and amortization            (4,983,000)   (4,807,000)
                                                    -----------   -----------
      Total Property and Equipment, net               2,775,000     2,713,000
                                                    -----------   -----------

Real Estate Property, at cost
   Land                                                 688,000       688,000
   Commercial office building                         1,298,000     1,298,000
   Accumulated depreciation                             (82,000)      (49,000)
                                                    -----------   -----------
      Total Real Estate Property, net                 1,904,000     1,937,000
                                                    -----------   -----------

Other Assets                                                -           1,000
                                                    -----------   -----------
Total Assets                                        $12,130,000   $11,387,000
                                                    ===========   ===========






      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS - (Continued)


                                                              As of
                                                    -------------------------
                                                      March 31    December 31
                                                        2006          2005
                                                    (Unaudited)
                                                    -----------   -----------
      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Notes payable, current portion                   $   120,000   $   120,000
   Accounts payable and accrued liabilities           2,081,000     1,943,000
   Income tax payable                                    22,000        20,000
   Tax savings benefit payable                           97,000        97,000
                                                    -----------   -----------
       Total current liabilities                      2,320,000     2,180,000
                                                    -----------   -----------

Noncurrent Liabilities
   Notes payable, long-term portion                   1,410,000     1,440,000
   Asset retirement obligation                          239,000       239,000
                                                    -----------   -----------
                                                      1,649,000     1,679,000
                                                    -----------   -----------

Deferred income tax payable                              956,000      794,000
                                                    -----------   -----------

Shareholders' Equity
   Common stock, $.01 par value; 100,000,000
      Shares authorized; 7,677,471 shares
      issued and 7,585,803 outstanding at
      March 31, 2006 and December 31, 2005               77,000        77,000
   Additional paid-in capital                           831,000       831,000
   Treasury Stock                                       (42,000)      (42,000)
   Retained earnings                                  6,339,000     5,868,000
                                                    -----------   -----------
      Total Shareholders' Equity                      7,205,000     6,734,000
                                                    -----------   -----------

Total Liabilities and Shareholders' Equity          $12,130,000   $11,387,000
                                                    ===========   ===========









      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                (Unaudited)

                                                        Three Months Ended
                                                    -------------------------
                                                      March 31      March 31
                                                        2006          2005
                                                    -----------   -----------
Revenues
   Oil and gas revenue                              $ 1,381,000   $ 1,132,000
   Revenue from lease operations                         35,000        37,000
   Gas gathering, compression and
      Equipment rental                                   19,000        38,000
   Real estate rental income                             76,000        71,000
   Interest income                                       49,000        26,000
   Other                                                  1,000         2,000
                                                    -----------   -----------
         Total revenue                                1,561,000     1,306,000
                                                    -----------   -----------
Expenses
   Lease operations                                     318,000       233,000
   Pipeline and rental operations                        26,000        17,000
   Real estate operations                                68,000        61,000
   Depreciation, depletion and amortization             216,000       119,000
   General and administrative                           275,000       241,000
   Interest expense                                      24,000        27,000
                                                    -----------   -----------
         Total Expenses                                 927,000       698,000
                                                    -----------   -----------
Income (Loss) Before Income Tax                         634,000       608,000
                                                    -----------   -----------

Current tax provision                                     2,000       109,000
Deferred tax provision                                  161,000        55,000
                                                    -----------   -----------
                                                        163,000       164,000
                                                    -----------   -----------

Net Income (Loss)                                   $   471,000    $  444,000
                                                    ===========   ===========

Earnings (Loss) per Share of Common Stock
   Basic                                            $     0.06    $     0.06
                                                    ===========   ===========
   Diluted                                              $ 0.06        $ 0.06
                                                    ===========   ===========

Weighted Average Shares Outstanding                   7,585,803     7,565,803
                                                    ===========   ===========
Diluted Shares Outstanding                            7,585,803     7,565,803
                                                    ===========   ===========


      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                        Three Months Ended
                                                    -------------------------
                                                      March 31      March 31
                                                        2006          2005
                                                    -----------   -----------
Cash Flows from Operating Activities
   Net Income                                       $   471,000   $   444,000
      Reconciliation of net income
       to net cash provided by
       Operating Activities
         Depreciation, depletion and amortization       216,000       119,000
         Changes in accounts receivable, trade          369,000       178,000
         Changed in prepaid income taxes                    -         109,000
         Changes in accounts payable                    138,000        86,000
         Changes in current taxes payable                 2,000           -
         Changes in deferred tax payable                162,000        55,000
         Other                                            1,000           -
                                                    -----------   -----------
Net cash provided by operating
   Activities                                         1,359,000       991,000
                                                    -----------   -----------

Cash flows from Investing Activities
   Capitalized acquisition, exploration
     and development costs                             (278,000)     (180,000)
   Proceeds from sale of other property and equipment    10,000           -
   Purchase of other property and equipment                 -         (14,000)
   Proceeds from sale of oil & gas property              23,000           -
                                                    -----------   -----------
Net cash used for Investing
   Activities                                          (245,000)     (194,000)
                                                    -----------   -----------

Cash Flows from Financing Activities
   Decrease in notes payable                            (30,000)      (60,000)
                                                    -----------   -----------
Net cash used for Financing
   Activities                                           (30,000)      (60,000)
                                                    -----------   -----------

Increase in cash                                      1,084,000       737,000

Cash at beginning of period                           5,508,000     4,352,000
                                                    -----------   -----------
Cash at end of period                               $ 6,592,000   $ 5,089,000
                                                    ===========   ===========




      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1. BASIS OF PRESENTATION AND ORGANIZATION

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended December 31, 2005 for further information.

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

The Company classifies the cost of oil and gas mineral rights as property and equipment and believes this is consistent with oil and gas accounting and industry practice. Although it appears unlikely based on the consensus reached


                                   - 8 -
in EITF Issue No. 04-2, if the EITF were to determine that under EITF Issue No. 03-S oil and gas mineral rights are intangible assets and are subject to the applicable classification and disclosure provisions of SFAS No.142, certain costs would need to be reclassified from property and equipment to intangible assets on its consolidated balance sheets. These amounts would represent oil and gas mineral rights. In addition, the disclosures required by SFAS Nos. 141 and 142 would be made in the notes to the consolidated financial statements. There would be no effect on the consolidated statements of income or cash flows as the intangible assets related to oil and gas mineral rights would continue to be amortized under the full cost method of accounting.


3.  EARNINGS PER SHARE

Earnings per share ("EPS") are calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128), which was adopted in 1997 for all years presented. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. All calculations have been adjusted for the effects of the stock splits and mergers. The adoption of SFAS 128 had no effect on previously reported EPS. Diluted EPS is computed based on the weighted number of shares outstanding, plus the additional common shares that would have been issued had the options outstanding been exercised.

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

WARNING CONCERNING FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

This Report on Form 10-Q may contain forward-looking statements within the meaning of the federal securities laws, principally, but not only, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations." We caution investors that any forward-looking statements in this report, or which management may make orally or in writing from time to time, are based on management's beliefs and on assumptions made by, and information currently available to, management. When used, the words "anticipate," "believe," "expect," "intend," "may," "might," "plan, " "estimate," "project," "should," "will," "result" and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors, that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you that, while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the factors listed and described at Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company's Form 10-K for the fiscal year ended December 31, 2005 (the "Form 10-K").

Other sections of this report may also include suggested factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks may emerge from time to time and it is not possible for management to predict all such matters; nor can we assess the impact of all such matters on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our quarterly reports on Form 10-Q for future periods and current reports on Form 8-K as we file them with the SEC, and to other materials we may furnish to the public from time to time through Forms 8-K or otherwise.

Results of Operations

2006 Compared to 2005

Oil and gas revenues increased for the three months ended March 31, 2006. This was due to an increase in oil and gas prices and an increase in oil volumes. Natural gas volumes decreased over that produced during the first quarter of 2005. There was an approximate 34% increase in average gas prices from $5.43 per Mcf in the first quarter of 2005 to $7.29 per Mcf in the first quarter of 2006. Average oil prices received by the Company increased approximately 30% from $45.14 per bbl in the first quarter of 2005 to $58.46 per bbl in the first quarter of 2006. Natural gas production was approximately 138,000 Mcf in the first three months of 2006 compared to 163,000 Mcf in the first three months of 2005, a decrease of approximately 15 %. Oil production was approximately 6,400 Bbls in the first quarter of 2006 compared to 5,500 in the first quarter of 2005, an approximate increase of 16 %. The decrease in gas production was due to flush production from one of the Company's newly completed Barnett Shale wells that came online in the first quarter of 2005 Several other wells were down with mechanical problems and are awaiting service rigs for repairs.

Lease operations in the first quarter of 2006 were higher than in 2005.

The depletion calculation for the first quarter of 2006 is higher than that calculated in 2005. The company has re-evaluated and increased its proved oil and gas reserve quantities, but at the same time increased the capitalized costs that are being amortized. In addition, production was up for the first quarter of 2006 due to the added properties.

General and administrative costs for the first quarter of 2006 were up due to the addition of several full-time employees during 2005 and the increased use of independent consultants and contractors as the Company expanded its operations into drilling wells and identification and acquisition of projects to develop.


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

Item 4. - Controls and Procedures

(a) Within the 90 days prior to the date of this report, Spindletop Oil & Gas Co. carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Company's Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) which is required to be included in the Company's periodic SEC filings.

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Part II - Other Information

      Item 5 - Other Information

Subsequent to March 31, 2006, the Company completed its Olex U.S. #5 well in Denton, County Texas. The well was placed on production on May 9, 2006. The well is currently cleaning up and flowing back frac water at a rate of 300 barrels of water per day along with 22 barrels of condensate per day and 600 Mcf gas per day.


      Item 6. - Exhibits


The following exhibits are filed herewith or incorporated by reference as indicated.

     Exhibit
   Designation      Exhibit Description
   -----------      --------------------

     3.1 (a) Amended Articles of Incorporation of Spindletop Oil & Gas Co. (Incorporated by reference to Exhibit 3.1 to the General Form for Registration of Securities on Form 10, filed with the Commission on August 14, 1990)

     3.2 Bylaws of Spindletop Oil & Gas Co. (Incorporated by reference to Exhibit 3.2 to the General Form for Registration of Securities on Form 10, filed with the Commission on August 14, 1990)

     31.1 * Certification pursuant to Rules 13a-14 and 15d under the Securities Exchange Act of 1934.

     31.2 * Certification pursuant to Rules 13a-14 and 15d under the Securities Exchange Act of 1934.

     32.1 *         Certification pursuant to 18 U.S.C. Section 1350



____________________________
*  filed herewith

                                Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SPINDLETOP OIL & GAS CO.
                                             (Registrant)


Date:  May 19, 2006                    By: /s/ Chris G. Mazzini
                                       Chris G. Mazzini
                                       President, Chief Executive Officer



Date:  May 19, 2006                    By: /s/ Michelle H. Mazzini
                                       Michelle H. Mazzini
                                       Vice President, Secretary



Date:  May 19, 2006                    By: /s/ Robert E. Corbin
                                       Robert E. Corbin
                                       Controller, Principal Financial Officer





























                                   - 14 -
                                                                  Exhibit 31.1

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



Dated: May 19, 2006



                                       /s/ Chris G. Mazzini
                                       CHRIS G. MAZZINI
                                       President, Chief Executive Officer


































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



Dated: May 19, 2006



                                       /s/ Robert E. Corbin
                                       ROBERT E. CORBIN
                                       Controller, Principal Financial Officer


































                                   - 18 -
                                                                 Exhibit 32.1

                   Officers' Section 1350 Certifications

The undersigned officer of Spindletop Oil & Gas Co., a Texas corporation (the "Company"), hereby certifies that (i) the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and (ii) the information contained in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 fairly presents, in all material respects, the financial condition and results of operations of the Company, at and for the periods indicated.


Dated: May 19, 2006



                                       /s/ Chris G. Mazzini
                                       CHRIS G. MAZZINI
                                       President, Chief Executive Officer


                                      /s/ Robert E. Corbin
                                      ROBERT E. CORBIN
                                      Controller, Principal Financial Officer





























                                   - 19 -
??

??

??

??