Form 10-Q
period 2006-06-30
SPINDLETOP OIL & GAS CO
filed 2006-08-18
CIK 867038

FORM 10-Q

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549


        [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED JUNE 30, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer  [    ]        Accelerated filer  [    ]        Non-
accelerated filer  [ X ]

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 14, 2006, there were 7,585,803 shares of the Company's common stock outstanding.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

                                 FORM 10-Q
                    For the quarter ended June 30, 2006

         Index to Consolidated Financial Statements and Schedules



                                                                        Page

Part I - Financial Information:

    Item 1. - Financial Statements

        Consolidated Balance Sheets
            June 30, 2006 (Unaudited) and December 31, 2005              4-5

        Consolidated Statements of Income or Loss (Unaudited)
            Six Months Ended June 30, 2006 and 2005
            Three Months Ended June 30, 2006 and 2005                      6

        Consolidated Statements of Cash Flows (Unaudited)
            Six Months Ended June 30, 2006 and 2005                        7

        Notes to Consolidated Financial Statements                         8

    Item 2. - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       10

    Item 4. - Controls and Procedures                                     13


Part II - Other Information:

    Item 1A - Risk Factors                                                10

    Item 5. - Other Information                                           14

    Item 6. - Exhibits                                                    14

Part I - Financial Information

Item 1. - Financial Statements


SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                              As of
                                                    -------------------------
                                                      June 30    December 31
                                                        2006          2005
                                                    (Unaudited)
                                                    -----------   -----------
          ASSETS

Current Assets
   Cash                                             $ 6,350,000   $ 5,508,000
   Accounts receivable, trade                           995,000     1,228,000
   Prepaid income tax                                    45,000           -
                                                    -----------   -----------
      Total Current Assets                            7,390,000     6,736,000
                                                    -----------   -----------

Property and Equipment, at cost
   Oil and gas properties (full cost method)          7,412,000     6,819,000
   Rental equipment                                     399,000       399,000
   Gas gathering systems                                145,000       145,000
   Other property and equipment                         141,000       157,000
                                                    -----------   -----------
                                                      8,097,000     7,520,000
Accumulated depreciation and amortization            (5,173,000)   (4,807,000)
                                                    -----------   -----------
      Total Property and Equipment, net               2,924,000     2,713,000
                                                    -----------   -----------

Real Estate Property, at cost
   Land                                                 688,000       688,000
   Commercial office building                         1,424,000     1,298,000
   Accumulated depreciation                             (67,000)      (49,000)
                                                    -----------   -----------
      Total Real Estate Property, net                 2,045,000     1,937,000
                                                    -----------   -----------

Other Assets                                                -           1,000
                                                    -----------   -----------
Total Assets                                        $12,359,000   $11,387,000
                                                    ===========   ===========




      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS - (Continued)


                                                              As of
                                                    -------------------------
                                                      June 30    December 31
                                                        2006          2005
                                                    (Unaudited)
                                                    -----------   -----------
      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Notes payable, current portion                   $   120,000   $   120,000
   Accounts payable and accrued liabilities           2,152,000     1,943,000
   Income tax payable                                       -          20,000
   Tax savings benefit payable                           97,000        97,000
                                                    -----------   -----------
       Total current liabilities                      2,369,000     2,180,000
                                                    -----------   -----------

Noncurrent Liabilities
   Notes payable, long-term portion                   1,380,000     1,440,000
   Asset retirement obligation                          239,000       239,000
                                                    -----------   -----------
                                                      1,619,000     1,679,000
                                                    -----------   -----------

Deferred income tax payable                           1,046,000       794,000
                                                    -----------   -----------

Shareholders' Equity
   Common stock, $.01 par value; 100,000,000
      Shares authorized; 7,677,471 shares
      issued and 7,585,803 outstanding at
      June 30, 2006 and December 31, 2005                77,000        77,000
   Additional paid-in capital                           831,000       831,000
   Treasury Stock                                       (42,000)      (42,000)
   Retained earnings                                  6,459,000     5,868,000
                                                    -----------   -----------
      Total Shareholders' Equity                      7,325,000     6,734,000
                                                    -----------   -----------

Total Liabilities and Shareholders' Equity          $12,359,000   $11,387,000
                                                    ===========   ===========








      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                (Unaudited)
                                  Six Months Ended      Three Months Ended
                              ----------------------- -----------------------
                               June 30       June 30    June 30       June 30
                                2006          2005       2006          2005
                              ----------- ----------- ----------- -----------
Revenues
  Oil and gas revenue         $ 2,586,000 $ 2,450,000 $ 1,205,000 $ 1,318,000
  Revenue from lease
     operations                    70,000      65,000      35,000      28,000
  Gas gathering, compression
     and Equipment rental          52,000      86,000      33,000      48,000
  Real estate rental income       171,000     141,000      95,000      70,000
  Interest income                 115,000      55,000      66,000      29,000
  Other                            87,000      12,000      86,000      10,000
                              ----------- ----------- ----------- -----------
     Total revenue              3,081,000   2,809,000   1,520,000   1,503,000
                              ----------- ----------- ----------- -----------
Expenses
  Lease operations                893,000     565,000     575,000     332,000
  Pipeline and rental operations   31,000      22,000       5,000       5,000
  Real estate operations          111,000     122,000      43,000      61,000
  Depreciation, depletion and
     amortization                 391,000     303,000     175,000     184,000
  General and administrative      630,000     530,000     355,000     289,000
  Interest expense                 47,000      54,000      23,000      27,000
                              ----------- ----------- ----------- -----------
     Total Expenses             2,103,000   1,596 000   1,176,000     898,000
                              ----------- ----------- ----------- -----------
Income Before Income Tax          978,000   1,213,000     344,000     605,000
                              ----------- ----------- ----------- -----------
Current tax provision             135,000     249,000     133,000     140,000
Deferred tax provision            252,000      95,000      91,000      40,000
                              ----------- ----------- ----------- -----------
                                  387,000     344,000     224,000     180,000
                              ----------- ----------- ----------- -----------

Net Income                    $   591,000 $   869,000 $   120,000 $   425,000
                              =========== =========== =========== ===========
Earnings per Share of
  Common Stock
      Basic                   $    0.08        0.11   $    0.02   $    0.06
                              =========== =========== =========== ===========
      Diluted                 $    0.08        0.11   $    0.02   $    0.06
                              =========== =========== =========== ===========
Weighted Average Shares
  Outstanding                   7,585,803   7,565,803   7,585,803   7,565,803
                              =========== =========== =========== ===========
  Diluted Shares Outstanding    7,585,803   7,565,803   7,585,803   7,565,803
                              =========== =========== =========== ===========

      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                         Six Months Ended
                                                    -------------------------
                                                      June 30       June 30
                                                        2006          2005
                                                    -----------   -----------
Cash Flows from Operating Activities
   Net Income                                       $   591,000   $   869,000
      Reconciliation of net income
       to net cash provided by
       Operating Activities
         Depreciation, depletion and amortization       391,000       303,000
         Changes in accounts receivable, trade          233,000        (2,000)
         Changes in prepaid income taxes                (45,000)      190,000
         Changes in accounts payable                    209,000      (425,000)
         Changes in current taxes payable               (20,000)       60,000
         Changes in deferred tax payable                252,000        95,000
         Other                                            1,000           -
                                                    -----------   -----------
Net cash provided by operating
   Activities                                         1,612,000     1,090,000
                                                    -----------   -----------

Cash flows from Investing Activities
   Capitalized acquisition, exploration
     and development costs                             (595,000)     (360,000)
   Proceeds from sale of other property and equipment    12,000           -
   Purchase of other property and equipment                 -          (9,000)
   Capitalized tenant improvements and broker fees     (127,000)          -
                                                    -----------   -----------
Net cash used for Investing
   Activities                                          (710,000)     (369,000)
                                                    -----------   -----------

Cash Flows from Financing Activities
   Decrease in notes payable                            (60,000)     (120,000)
                                                    -----------   -----------
Net cash used for Financing
   Activities                                           (60,000)     (120,000)
                                                    -----------   -----------

Increase in cash                                        842,000       601,000

Cash at beginning of period                           5,508,000     4,352,000
                                                    -----------   -----------
Cash at end of period                               $ 6,350,000   $ 4,953,000
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


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Rental income for long-term leases is recognized on a straight-line basis over the respective term of the lease.


3. RECENT ACCOUNTING DEVELOPMENTS

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


5.  REVENUE ACCRUAL

Recorded in oil and gas revenue during the second quarter of 2006, are approximately $4,000 of condensate and approximately $126,000 of gas sales produced from two East Texas gas wells, which apply to production from periods prior to the second quarter of 2006. These amounts were not recorded in the prior periods to which they applied as the Company was in a contract dispute with the purchasers of the condensate and gas over the price the Company was paid. It was determined at the time not to record the amounts in dispute as they were considered immaterial to the consolidated financial statements for the periods to which they applied, and in management's opinion did not cause any prior period consolidated financial statements to be materially misstated. Production applicable to the second quarter of 2006 of approximately $18,000 of condensate and approximately $23,000 of gas are appropriately included in oil and gas revenues recorded for the three months ended June 30, 2006. Management is continuing to pursue a satisfactory settlement of the amounts in dispute and to maximize the price it is entitled to receive for its production.

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

WARNING CONCERNING FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

This Report on Form 10-Q may contain forward-looking statements within the meaning of the federal securities laws, principally, but not only, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations." We caution investors that any forward-looking statements in this report, or which management may make orally or in writing from time to time, are based on management's beliefs and on assumptions made by, and information currently available to, management. When used, the words "anticipate, " "believe, " "expect, " "intend, " "may, " "might, " "plan, " "estimate, " "project, " "should, " "will, " "result" and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors, that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you that, while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

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

                                   - 10 -
Results of Operations

Six months ended June 30, 2006 compared to six months ended June 30, 2005

Total oil and gas revenues reported for the first six months ended June 30, 2006 were $2,586,000 while total oil and gas revenues reported for the same period in 2005 were $2,450,000.

Oil sales for the first six months of 2006 were $721,000 compared to $517,000 for the same period in 2005, an increase of approximately $204,000 or 39%. The increase is due primarily to production from East Texas oil wells that were not on line and producing in the first half of 2005. Average oil prices for production sold in the first six months of 2006 was $62.51 per barrel compared to $47.57 per barrel for the first six months of 2005.

Gas sales in the first six months of 2006 were $1,865,000; however, this amount includes approximately $92,000 of gas sales from two East Texas gas wells covering periods prior to 2006 as discussed in Note 5 to the consolidated financial statements. After taking this into consideration, gas sales in the first six months of 2006 were $1,773,000 compared to $1,933,000 for the same period in 2005, a decrease of approximately $160,000. The decrease is due to a decrease in production due primarily to several gas well being shut down for a period of time which required workovers or special maintenance to get them back on line. Most of the workovers occurred during the second quarter of 2006. Average gas prices for production sold in the first six months of 2006 was $6.90 per Mcf compared to $5.44 per Mcf in 2005.

In 2006, the cost of lease operations for the six months ended June 30, 2006 increased by $328,000 over the same period in 2005. The increase was due to a substantial number of workovers during 2006. The Company was able to focus on re-working old wells and wells with problems as it increased its production staff during 2006. In addition, cost of drilling and oil field services has increased substantially as oil and gas product prices have increased.

Depreciation and amortization increased during the six months ended June 30, 2006 over that of the same period in 2005. This increase is due to the increase in the full cost pot from capitalized exploration and development costs.

General and administrative costs for the first half of 2006 increased over the same period in 2005 due the addition of some full-time employees, primarily in the technical side of operations. Cost of the new employees and associated benefits were included in the first six months of 2006, but not in the first six months of 2005.

Interest expense decreased as the note payable for the purchase of the office building was decreased.

Three months ended June 30, 2006 compared to three months ended June 30, 2005

Total oil and gas revenues reported for the three months ended June 30, 2006 were $1,205,000 while total oil and gas revenues reported for the same period in 2005 were $1,318,000.

Oil sales for the second quarter of 2006 were $345,000; however, this amount includes approximately $4,000 of condensate sales from two East Texas gas wells covering periods prior to the second quarter of 2006 as discussed in
Note 5 to the consolidated financial statements. After taking this into consideration, oil and condensate sales for the second quarter of 2006 were $341,000 compared to $271,000 for the same period in 2005, an increase of approximately $70,000 or 26%. The increase is due primarily to production from East Texas oil wells that were not on line and producing in the second quarter of 2005. Average oil/condensate prices for production sold in the second quarter of 2006 was $66.62 per barrel compared to $49.78 per bbl for the three months ended June 30, 2005.

Gas sales for the second quarter of 2006 were $860,000; however, this amount includes approximately $126,000 of gas sales from two East Texas gas wells covering periods prior to the second quarter of 2006 as discussed in Note 5 to the consolidated financial statements. After taking this into consideration, gas sales for the second quarter of 2006 were approximately $734,000 compared to $1,047,000 for the same period in 2005, a decrease of approximately $313,000. The decrease is due to a decrease in production due primarily to several gas wells being shut down for a period of time which required workovers or special maintenance to get them back on line. Most of the workovers occurred during the second quarter of 2006. Average gas prices for production sold in the second quarter of 2006 was $6.76 per Mcf compared to $5.44 per Mcf in 2005.

In 2006, the cost of lease operations for the three months ended June 30, 2006 increased by $243,000 over the same period in 2005. The increase was due to a substantial number of workovers during 2006. The Company was able to focus on re-working old wells and wells with problems as it increased its production staff during 2006. In addition, cost of drilling and oil field services has increased substantially as oil and gas product prices have increased.

Depreciation and amortization decreased during the second quarter of 2006 over that of the same period in 2005. This decrease is due primarily to the decrease in production between the two periods.

General and administrative costs for second quarter of 2006 increased over the same period in 2005 due the addition of some full-time employees, primarily in the technical side of operations. Cost of the new employees and associated benefits were included in the second quarter of 2006, but not in the second quarter of 2005.

Interest expense decreased as the note payable for the purchase of the office building was decreased.

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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Part II - Other Information

      Item 5 - Other Information

               None

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


                                          SPINDLETOP OIL & GAS CO.
                                          (Registrant)


Date:  August 18, 2006                    By: /s/ Chris G. Mazzini
                                          Chris G. Mazzini
                                          President, Chief Executive Officer



Date:  August 18, 2006                    By: /s/ Michelle H. Mazzini
                                          Michelle H. Mazzini
                                          Vice President, Secretary



Date:  August 18, 2006                    By: /s/ Robert E. Corbin
                                          Robert E. Corbin
                                          Controller, Principal Financial
                                          Officer

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



Dated: August 18, 2006



                                          /s/ Chris G. Mazzini
                                          CHRIS G. MAZZINI
                                          President, Chief Executive Officer

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



Dated: August 18, 2006



                                          /s/ Robert E. Corbin
                                          ROBERT E. CORBIN
                                          Controller, Principal Financial
                                          Officer

                                                                  Exhibit 32.1

                   Officers' Section 1350 Certifications

The undersigned officers of Spindletop Oil & Gas Co., a Texas corporation
(the "Company"), hereby certify that (i) the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and
(ii) the information contained in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 fairly presents, in all material respects, the financial condition and results of operations of the Company, at and for the periods indicated.


Dated: August 18, 2006



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