Form 10-Q
period 2006-09-30
SPINDLETOP OIL & GAS CO
filed 2006-11-17
CIK 867038

FORM 10-Q

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549


        [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTER ENDED SEPTEMBER 30, 2006

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


                   APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 17, 2006, there were 7,595,803 shares of the Company's common stock outstanding.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

                                 FORM 10-Q
                 For the quarter ended September 30, 2006

         Index to Consolidated Financial Statements and Schedules



                                                                        Page

Part I - Financial Information:

    Item 1. - Financial Statements

        Consolidated Balance Sheets
            September 30, 2006 (Unaudited) and December 31, 2005         4-5

        Consolidated Statements of Income or Loss (Unaudited)
            Nine Months Ended September 30, 2006 and 2005
            Three Months Ended September 30, 2006 and 2005                 6

        Consolidated Statements of Cash Flows (Unaudited)
            Nine Months Ended September 30, 2006 and 2005                  7

        Notes to Consolidated Financial Statements                         8

    Item 2. - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       10

    Item 4. - Controls and Procedures                                     13


Part II - Other Information:

    Item 1A - Risk Factors                                                10

    Item 2. - Unregistered Sales of Equity Securities and
                 Use of proceeds                                          14

    Item 5. - Other Information                                           14

    Item 6. - Exhibits                                                    15

Part I - Financial Information

Item 1. - Financial Statements


                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                                              As of
                                                    -------------------------
                                                    September 30
                                                        2006      December 31
                                                    (Unaudited)       2005
                                                    -----------   -----------
          ASSETS

Current Assets
   Cash                                             $ 6,743,000   $ 5,508,000
   Accounts receivable, trade                           780,000     1,228,000
   Prepaid income tax                                    70,000           -
                                                    -----------   -----------
      Total Current Assets                            7,593,000     6,736,000
                                                    -----------   -----------

Property and Equipment, at cost
   Oil and gas properties (full cost method)          7,484,000     6,819,000
   Rental equipment                                     399,000       399,000
   Gas gathering systems                                145,000       145,000
   Other property and equipment                         141,000       157,000
                                                    -----------   -----------
                                                      8,169,000     7,520,000
Accumulated depreciation and amortization            (5,340,000)   (4,807,000)
                                                    -----------   -----------
      Total Property and Equipment, net               2,829,000     2,713,000
                                                    -----------   -----------

Real Estate Property, at cost
   Land                                                 688,000       688,000
   Commercial office building                         1,502,000     1,298,000
   Accumulated depreciation                             (90,000)      (49,000)
                                                    -----------   -----------
      Total Real Estate Property, net                 2,100,000     1,937,000
                                                    -----------   -----------

Other Assets                                                -           1,000
                                                    -----------   -----------
Total Assets                                        $12,522,000   $11,387,000
                                                    ===========   ===========




      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS - (Continued)


                                                              As of
                                                    -------------------------
                                                    September 30
                                                        2006      December 31
                                                    (Unaudited)       2005
                                                    -----------   -----------
      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Notes payable, current portion                   $   120,000   $   120,000
   Accounts payable and accrued liabilities           1,976,000     1,943,000
   Income tax payable                                       -          20,000
   Tax savings benefit payable                           97,000        97,000
                                                    -----------   -----------
       Total current liabilities                      2,193,000     2,180,000
                                                    -----------   -----------

Non-Current Liabilities
   Notes payable, long-term portion                   1,350,000     1,440,000
   Asset retirement obligation                          239,000       239,000
                                                    -----------   -----------
                                                      1,589,000     1,679,000
                                                    -----------   -----------

Deferred income tax payable                           1,066,000       794,000
                                                    -----------   -----------

Shareholders' Equity
   Common stock, $.01 par value; 100,000,000
      Shares authorized; 7,677,471 shares
      issued and 7,595,803 outstanding at
      September 30, 2006 and 7,585,803
      outstanding at December 31, 2005                   77,000        77,000
   Additional paid-in capital                           850,000       831,000
   Treasury Stock; 81,668 shares at September 30,
	2006 and 91,668 at December 31, 2005              (40,000)      (42,000)
   Retained earnings                                  6,787,000     5,868,000
                                                    -----------   -----------
      Total Shareholders' Equity                      7,674,000     6,734,000
                                                    -----------   -----------

Total Liabilities and Shareholders' Equity          $12,522,000   $11,387,000
                                                    ===========   ===========






      The accompanying notes are an integral part of these statements.

                                   - 5 -
                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                (Unaudited)

                                 Nine Months Ended      Three Months Ended
                                   September 30,           September 30,
                              ----------------------- -----------------------
                                  2006        2005        2006        2005
                              ----------- ----------- ----------- -----------
Revenues
  Oil and gas revenue         $ 3,993,000 $ 3,725,000 $ 1,407,000 $ 1,275,000
  Revenue from lease
     operations                   100,000      93,000      30,000      28,000
  Gas gathering, compression
     and Equipment rental         102,000     130,000      50,000      44,000
  Real estate rental income       299,000     217,000     128,000      76,000
  Interest income                 195,000      86,000      80,000      31,000
  Other                            88,000      23,000       1,000      11,000
                              ----------- ----------- ----------- -----------
     Total revenue              4,777,000   4,274,000   1,696,000   1,465,000
                              ----------- ----------- ----------- -----------
Expenses
  Lease operations              1,463,000     985,000     570,000     420,000
  Pipeline and rental operations   38,000      24,000       7,000       2,000
  Real estate operations          204,000     285,000      93,000     163,000
  Depreciation, depletion and
     amortization                 581,000     467,000     190,000     164,000
  General and administrative      979,000     792,000     349,000     262,000
  Interest expense                 71,000      80,000      24,000      26,000
                              ----------- ----------- ----------- -----------
     Total Expenses             3,336,000   2,633 000   1,233,000   1,037,000
                              ----------- ----------- ----------- -----------
Income Before Income Tax        1,441,000   1,641,000     463,000     428,000
                              ----------- ----------- ----------- -----------
Current tax provision             250,000     325,000     115,000      76,000
Deferred tax provision            272,000     134,000      20,000      39,000
                              ----------- ----------- ----------- -----------
                                  522,000     459,000     135,000     115,000
                              ----------- ----------- ----------- -----------

Net Income                    $   919,000 $ 1,182,000 $   328,000 $   313,000
                              =========== =========== =========== ===========
Earnings per Share of
  Common Stock
      Basic                   $    0.12        0.16   $    0.04   $    0.04
                              =========== =========== =========== ===========
      Diluted                 $    0.12        0.16   $    0.04   $    0.04
                              =========== =========== =========== ===========
Weighted Average Shares
  Outstanding                   7,588,037   7,569,173   7,592,433   7,575,803
                              =========== =========== =========== ===========
  Diluted Shares Outstanding    7,588,037   7,569,173   7,592,433   7,575,803
                              =========== =========== =========== ===========

      The accompanying notes are an integral part of these statements.

                                   - 6 -
                 SPINDLETOP OIL & GAS CO AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                    -------------------------
                                                        2006          2005
                                                    -----------   -----------
Cash Flows from Operating Activities
   Net Income                                       $   919,000   $ 1,182,000
      Reconciliation of net income
       to net cash provided by
       Operating Activities
         Depreciation, depletion and amortization       581,000       467,000
         Employee compensation paid with
            Treasury Stock                               21,000        29,000
         Changes in accounts receivable, trade          448,000      (117,000)
         Changes in prepaid income taxes                (70,000)      190,000
         Changes in accounts payable                     33,000      (299,000)
         Changes in current taxes payable               (20,000)      135,000
         Changes in deferred tax payable                272,000       134,000
         Other                                            1,000           -
                                                    -----------   -----------
Net cash provided by operating
   Activities                                         2,185,000     1,721,000
                                                    -----------   -----------

Cash flows from Investing Activities
   Capitalized acquisition, exploration
     and development costs                             (665,000)     (674,000)
   Proceeds from sale of other property and equipment     9,000           -
   Purchase of other property and equipment                 -          (8,000)
   Capitalized tenant improvements and broker fees     (204,000)          -
                                                    -----------   -----------
Net cash used for Investing
   Activities                                          (860,000)     (682,000)
                                                    -----------   -----------

Cash Flows from Financing Activities
   Decrease in notes payable                            (90,000)     (180,000)
                                                    -----------   -----------
Net cash used for Financing
   Activities                                           (90,000)     (180,000)
                                                    -----------   -----------
Increase in cash                                      1,235,000       859,000

Cash at beginning of period                           5,508,000     4,352,000
                                                    -----------   -----------
Cash at end of period                               $ 6,743,000   $ 5,211,000
                                                    ===========   ===========
Interest Paid in Cash                               $    71,000   $    80,000
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

The Company classifies the cost of oil and gas mineral rights as property and equipment and believes this is consistent with oil and gas accounting and industry practice. Although it appears unlikely based on the consensus reached in EITF Issue No. 04-2, if the EITF were to determine that under EITF Issue No.03-S oil and gas mineral rights are intangible assets and are subject to the applicable classification and disclosure provisions of SFAS No.142, certain costs would need to be reclassified from property and equipment to intangible assets on its consolidated balance sheets. These amounts would represent oil and gas mineral rights. In addition, the disclosures required by SFAS Nos. 141 and 142 would be made in the notes to the consolidated financial statements. There would be no effect on the consolidated statements of income or cash flows as the intangible assets related to oil and gas mineral rights would continue to be amortized under the full cost method of accounting.

4. COMMON STOCK

Effective August 15, 2006, the Company issued 10,000 shares of restricted common stock to a key employee pursuant to an employment package. The shares were valued at $2.10 per share, a 60% discount from the believed market value for free trading shares at the time of issue of $5.25 per share. The discount was determined based in part on the fact that the shares were restricted and could not be sold or traded for at least one year from date of issue. The amount was expensed as general and administrative expense. The shares of common stock were issued out of Treasury Stock and reduced the amount of the Company's common stock held in Treasury from 91,668 to 81,668 shares. This transaction was recorded in accordance with FAS 123-R that became effective January 1, 2006.


5.  EARNINGS PER SHARE

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


6.  REVENUE ACCRUAL

Recorded in oil and gas revenue during the nine months ended September 30, 2006, are approximately $92,000 of gas sales produced from two East Texas gas wells, which apply to production from periods prior to 2006. These amounts were not recorded in the prior periods to which they applied as the Company was in a contract dispute with the purchasers of the condensate and gas over the price the Company was paid. It was determined at the time not to record the amounts in dispute as they were considered immaterial to the consolidated financial statements for the periods to which they applied, and in management's opinion did not cause any prior period consolidated financial statements to be materially misstated.


7.  RELATED PARTY TRANSACTIONS

Chris G. Mazzini and Michelle H. Mazzini, President and Vice President of the Company respectively, through a limited partnership in which they are limited partners, own an oil field service company which provides roustabout and swabbing services at rates which are at or below market to the Company. The oil field service company plans to expand equipment and services they provide. This oil field services company does work exclusively for the Company and its related company Giant Energy Corp. The Company benefits by having immediate access to services in a tight market.


Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

WARNING CONCERNING FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

This Report on Form 10-Q may contain forward-looking statements within the meaning of the federal securities laws, principally, but not only, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations." We caution investors that any forward-looking statements in this report, or which management may make orally or in writing from time to time, are based on management's beliefs and on assumptions made by, and information currently available to, management. When used, the words "anticipate", "believe", "expect", "intend", "may", "might", "plan", "estimate", "project", "should", "will", "result" and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors, that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you that, while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

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


Results of Operations

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

Total oil and gas revenues reported for the first nine months ended September 30, 2006 were $3,993,000 while total oil and gas revenues reported for the same period in 2005 were $3,725,000, an increase of 7%.

Oil sales for the first nine months of 2006 were $1,085,000 compared to $822,000 for the same period in 2005, an increase of approximately $263,000 or 32%. Average oil prices for production sold in the first nine months of 2006 was $64.30 per barrel compared to $50.82 per bbl for the first nine months of 2005 an increase of 27%.

Gas sales in the first nine months of 2006 were $2,908,000; however, this amount includes approximately $92,000 of gas sales from two East Texas gas wells covering periods prior to 2006 as discussed in Note 6 to the consolidated financial statements. After taking this into consideration, gas sales in the first nine months of 2006 were $2,816,000 compared to $2,903,000 for the same period in 2005, a decrease of approximately $87,000, or 3%. The decrease is due to a decrease in production due primarily to several gas wells being shut down for a period of time which required repair work to get them back on line and a decrease in initial production levels from the Olex U.S. #4 and #5 wells. Most of the workovers occurred during the second quarter of 2006. Average gas prices for production sold in the first nine months of 2006 was $6.60 per Mcf compared to $5.77 per Mcf in 2005, an increase of 14%.

In 2006, the cost of lease operations for the nine months ended September 30, 2006 increased by $478,000 over the same period in 2005 an increase of 49%.

The increase was due to an increase in remedial repair work on older wells and also reflects the substantial cost increases seen across the board in oilfield equipment and services.

Depreciation and amortization increased during the nine months ended September 30, 2006 over that of the same period in 2005. This increase is due to the increase in the full cost pot from capitalized exploration and development costs.

General and administrative costs for the nine months of 2006 increased $187,000 or 24% over the same period in 2005 due the addition of some full-time employees, contractors, consultants and the rising cost of technical employees. Cost of the new employees, contractors, consultants and associated benefits were included in the first nine months of 2006, but not in the first nine months of 2005.

Interest expense decreased as the note payable for the purchase of the office building was decreased.

Three months ended September 30, 2006 compared to three months ended September 30, 2005

Total oil and gas revenues reported for the three months ended September 30, 2006 were $1,407,000 while total oil and gas revenues reported for the same period in 2005 were $1,275,000, an increase of 10%.

Oil and condensate sales for the third quarter of 2006 were $364,000 compared to $305,000 for the same period in 2005, an increase of approximately $59,000 or 19%. Average oil/condensate prices for production sold in the third quarter of 2006 was $67.63 per barrel compared to $57.48 per bbl for the three months ended September 30, 2005, an increase of 18%.

Gas sales for the third quarter of 2006 were $1,043,000 compared to $970,000 for the same period in 2005, an increase of approximately $73,000 or 8%. The increase in gas sales was attributed to a combination of increased production which was offset by a decrease in the average gas sales price between the two periods. Average gas prices for production sold in the third quarter of 2006 was $6.22 per Mcf compared to $6.56 per Mcf in 2005 a decrease of 5%.

In 2006, the cost of lease operations for the three months ended September 30, 2006 increased by $150,000 over the same period in 2005. The increase was due to an increase in remedial repair work on older wells and also reflects the substantial cost increases seen across the board in oilfield equipment and services.

Depreciation and amortization during the third quarter of 2006 increased over that of the same period in 2005. This increase is due primarily to the increased full cost pot from capitalized exploration and development costs.

General and administrative costs for the third quarter of 2006 increased $87,000 or 33% over the same period in 2005 due the addition of some full-time employees, contractors, consultants and the rising cost of technical employees.

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


Item 4. - Controls and Procedures

(a) As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, was conducted of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon the evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective at September 30, 2006 in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) which is required to be included in the Company's periodic SEC filings.

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Part II - Other Information

      Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

During the period, the following securities of the Registrant, which were not registered under the Securities Act, were sold or otherwise issued:

Effective August 15, 2006, the Company issued 10,000 shares of restricted common stock to a key employee pursuant to an employment package. The shares were valued at $2.10 per share, a 60% discount from the believed market value for free trading shares at the time of issue of $5.25 per share. The discount was determined based in part on the fact that the shares were restricted and could not be sold or traded for at least one year from date of issue. The amount was expensed as general and administrative expense. The shares of common stock were issued out of Treasury Stock and reduced the amount of the Company's common stock held in Treasury from 91,668 to 81,668 shares.

The Company does not have any Board of Directors approved repurchase program and has not purchased any securities issued by the Company during the period covered by this report.


      Item 5. - Other Information

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


                                       SPINDLETOP OIL & GAS CO.
                                              (Registrant)


Date:  November 17, 2006               By: /s/ Chris G. Mazzini
                                       Chris G. Mazzini
                                       President, Chief Executive Officer



Date:  November 17, 2006               By: /s/ Michelle H. Mazzini
                                       Michelle H. Mazzini
                                       Vice President, Secretary



Date:  November 17, 2006               By: /s/ Robert E. Corbin
                                       Robert E. Corbin
                                       Controller, Principal Financial Officer

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

    (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

    (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the controls and procedures as of the end of the period covered by this report based on such evaluation; and

    (d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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



Dated: November 17, 2006



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

    (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

    (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the controls and procedures as of the end of the period covered by this report based on such evaluation; and

    (d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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



Dated: November 17, 2006



                                       /s/ Robert E. Corbin
                                       ROBERT E. CORBIN
                                       Controller, Principal Financial Officer

                                                                   Exhibit 32.1

                   Officers' Section 1350 Certifications

The undersigned officer of Spindletop Oil & Gas Co., a Texas corporation (the "Company"), hereby certifies that (i) the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and
(ii) the information contained in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 fairly presents, in all material respects, the financial condition and results of operations of the Company, at and for the periods indicated.


Dated: November 17, 2006



                                       /s/ Chris G. Mazzini
                                       CHRIS G. MAZZINI
                                       President, Chief Executive Officer


                                       /s/ Robert E. Corbin
                                       ROBERT E. CORBIN
                                       Controller, Principal Financial Officer