Form 10-K
period 2006-12-31
SPINDLETOP OIL & GAS CO
filed 2007-04-16
CIK 867038

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-K
(Mark One)
  [ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 5(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (check one).
Large accelerated filer [  ]  Accelerated filer [  ]  Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

The aggregate market value of the shares of voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price at which the common equity was last sold which was the sales price of the Common Stock on the (OTC) Stock Exchange as of June 30, 2006 (the last business day of the Registrant's most recently completed second fiscal quarter) was $8,296,799 based upon a total of 1,468,460 shares held as of June 30, 2006 by persons believed to be non-affiliates of the Registrant. The basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, such calculation, if made as of a date within sixty days of this filing, would yield a different value.

As of March 31, 2007, there were 7,595,803 shares of common stock outstanding.

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

Website Access to Our Reports
-----------------------------

We make available free of charge through our website, www.spindletopoil.com , our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Information on our website is not a part of this report.

Operating Approach
------------------

We believe that a major attribute of the Company is its long history with, and extensive knowledge of, the Fort Worth Basin of Texas. Our technical staff has an average of over 27 years oil and gas experience, most of it in the Fort Worth Basin.

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

The Company entered into a joint Barnett Shale horizontal drilling development program with an unrelated company during the third quarter of 2006. Under the terms of the Agreement, two Barnett Shale horizontal wells were drilled on the Company's acreage of during the fourth quarter of 2006. The Hutcheson # 2H and # 3H wells, located in the northeast quarter of Parker County, Texas were completed during the first quarter of 2007. The Hutcheson # 2H well was placed in production on February 20, 2007 at a rate of 1,174 thousand cubic feet of gas per day("MCFG/D"). The Hutcheson # 3H well was placed in production on
March 15, 2007 at a rate of 1,057 MCFG/D.   The Company holds a 50% working
interest in the wells.

During the first quarter of 2007, the third Barnett Shale horizontal well was drilled on the Company's acreage under the terms of the Agreement. The
Harms # 4H well, located in the northeast quarter of Parker County, Texas was drilled to a measured depth of 9,526 ft. and cased. This well is currently awaiting completion. The Company holds a 50% working interest in the well.
It is anticipated that seven additional Barnett Shale horizontal wells will be drilled during 2007 under the Agreement.

Strategic Business Plans
------------------------

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

The Company's primary area of operation has been and will continue to be in Texas with an emphasis in the geological province known as the Ft. Worth Basin. The Company is beginning to drill and develop its Fort Worth Basin producing properties into the Barnett Shale formation. We want to capitalize on our strengths which include a good knowledge of the Fort Worth Basin, experience in operations in this geographic area, development of lease holdings, and utilization of existing infrastructure to minimize costs.

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

Significant Project Areas
-------------------------

The Company has operations and well interests in 16 states; however, the majority of reserves (86.40%) are located in Texas.

A breakout of the Company's most significant reserves by geographic area is as follows:

      Fort Worth Basin Texas    1,817,513 BOE             70.24 %
      West Texas                  186,448 BOE              7.21 %
      East Texas                  137,475 BOE              5.31 %
      Oklahoma                    112,507 BOE              4.35 %
      Gulf Coast Texas             65,119 BOE              2.52 %
      Louisiana                    60,231 BOE              2.33 %
      Alabama                      56,874 BOE              2.20 %
      New Mexico                   44,126 BOE              1.71 %
      Arkansas                     35,908 BOE              1.39 %
      Panhandle Texas              29,096 BOE              1.12 %
      Kansas                       22,228 BOE              0.86 %
      North Dakota                  9,077 BOE              0.35 %
      Wyoming                       6,330 BOE              0.24 %
      Montana                       4,207 BOE              0.16 %
      Michigan                        477 BOE              0.02 %

      Total                     2,587,616 BOE            100.00 %

The majority of our wells are located within a two-hour drive from our corporate headquarters, which provides for more effective oversight of operations.

                           Fort Worth Basin Texas

The Fort Worth Basin has been the focal point of the Company since its inception. Our technical personnel have an average of 27 years of exploration, drilling and production experience in the Basin. We also have an extensive collection of geologic and engineering data.

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

The Company has large lease-holdings in the Bend Arch Fort Worth Basin held by production from shallower producing zones. We are planning to drill into the Barnett Shale Formation on these leases. We are also actively seeking and acquiring new leases in the Barnett Shale play.

The Company drilled two vertical Barnett Shale wells in Denton County, Texas during the last quarter of 2007. The Olex US # 7 well reached its total depth of 8,803 ft. on December 6, 200606 and production casing was set to the bottom. The Olex US # 6 well reached its total depth of 8,870 ft. on December 30, 2006 and was production casing was also set to the bottom.

The Olex US # 7 well was completed during the first quarter of 2007 and was placed into production at a rate of 1,253 MCFG/D and 15 barrels of oil per day (BO/D) from the Upper and Lower Barnett Shale. The Olex US # 6 well is currently being completed in the Upper and Lower Barnett Shale. The company owns a 53% and 52.5% working interest in the Olex U.S. #6 and #7 wells, respectively. The Olex U.S. lease is surrounded by productive Barnett Shale gas wells and with existing spacing rules, an additional 27 vertical wells could be drilled on this lease.

Joint Drilling Development of North Texas Barnett Shale Leasehold.

The Company entered into a joint Barnett Shale horizontal drilling development program with an unrelated company during the third quarter of 2006. Under the terms of the Agreement, two Barnett Shale horizontal wells were drilled on the Company's acreage of during the fourth quarter of 2006. The Hutcheson # 2H and # 3H wells, located in the northeast quarter of Parker County, Texas were completed during the first quarter of 2007. The Hutcheson # 2H well was placed in production on February 20, 2007 at a rate of 1,174 MCFG/D. The Hutcheson
# 3H well was placed in production on March 15, 20/07 at a rate of 1,057 MCFG/D. The Company holds a 50% working interest in the wells.

During the first quarter of 2007, the third Barnett Shale horizontal well was drilled on the Company's acreage under the terms of the Agreement. The
Harms # 4H well, located in the northeast quarter of Parker County, Texas was drilled to a measured depth of 9,526 ft. and cased. This well is currently awaiting completion. The Company holds a 50% working interest in the well.
It is anticipated that seven additional Barnett Shale horizontal wells will be drilled during 2007 under the Agreement.

Other than the Barnett Shale, the Company has other opportunities to optimize existing natural gas production.

                                 Arkansas

The Company participated during 2006 in the drilling of three development wells in the Arkoma Basin of Arkansas. Two were completed as gas wells (Marshall #9 and Paul X #5) and one was plugged (Paul X #4). The Marshall #9 well went online September 27, 2006 producing at a rate of 468 MCFG/D.
The Paul X #5 well went online July 7, 2006 producing at a rate of 1,339 MCFG/D

                                  Montana

The Company has participated in the drilling and completion of one 2,000 ft. development gas well in the Bowdoin gas field located in Phillips County, Montana.

                                   Texas

A company to which we granted a farm-out on a lease in Bee County, Texas, has drilled and completed a second well on this lease during the first quarter of 2006. The Spindletop #2 well went into production at a rate of 178 MCFG/D and
22 BO/D during the first quarter of 2006 from a sand at 9,060 ft.   The Company
has retained a 5.625% overriding royalty interest in this well.

In 2006, a company to which we granted a farm out on a lease in Ochiltree County, Texas has drilled two wells on this lease and they are both currently producing gas. The Pope 140 #3 and Pope 140 #4 wells were both placed into production in January of 2007. The average daily production for the first month was 59 MCFG/D from the Oswego and 400 MCFG/D from the Missippian Chester, respectively. The Company has retained a 12.5% overriding royalty interest in these wells

A company to which we granted a farm out on a lease in Parker County, Texas drilled a well on this lease during the last quarter of 2005 . The Koonsman #1H well was completed and placed into production during the first quarter of 2006. The well had an average daily sales volume of 156 MCFG/D for the first month. The Company retained a 5.00% overriding royalty interest in this well.

                                 Oklahoma

The Company participated in the drilling of the Dahlenburg 1-34 well located in Caddo Co., OK, to approximately 12,950 feet to test the Springer Formation.
The Dahlenburg 1-34 well was spud on October 4, 2006 and the date of first production was February 23, 2007.

The Company participated in the drilling of the Creach #4-2 well, a 13,300 ft. Redfork well in Roger Mills, Co., OK. The well was completed and placed into production at a rate of 1,242 MCFG/D and 5 BO/D during the second quarter of 2006.

The Company also participated in the drilling of two development Hoxbar wells in the Elk City Unit located in Beckham Co., OK. Both wells were completed during the fourth quarter of 2006.

The Company participated in the drilling of a Chester well in Beaver Co., OK. The Miller #2-3 well was drilled and cased in the fourth quarter of 2006 and placed into production in the first quarter of 2007.

Oil and Natural Gas Reserves
----------------------------

The net crude oil and gas reserves of the Company as of December 31, 2006 were 483,623 barrels of oil and condensate and 14,781,813 MCF (thousand cubic feet) of natural gas. Based on SEC guidelines, the reserves were classified as follows:

        Proved Developed Producing        290,905 BO and   5.3 BCFG
        Proved Developed Non-Producing     49,965 BO and   2.0 BCFG
        Proved Undeveloped                 15,752 BO and   6.0 BCFG
        Total Proved Reserves             356,622 BO and  13.4 BCFG

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

On a barrel of oil equivalent basis (6MCF/BOE), the reserves are

      Natural Gas Reserves                2,230,994 BOE      86%
      Oil Reserves                          356,622 BOE      14%
          Total Reserves                  2,587,616 BOE     100%

      Proved Developed Producing          1,177,600 BOE      46%
      Proved Developed Non-Producing        388,688 BOE      15%
      Proved Undeveloped                  1,021,328 BOE      39%
          Total Proved Reserves           2,587,616 BOE     100%

The Company has operational control over the majority of these reserves and can therefore to a large extent control the timing of development and production.

      The Company's Operated Wells        2,363,632 BOE      91%
      Non Operated Wells                    223,984 BOE       9%
          Total                           2,587,616 BOE     100%

Financial Information Relating to Industry Segments
--------------------------------------------------
The Company has three identifiable business segments: exploration, development and production of oil and natural gas, gas gathering, and commercial real estate investment. Footnote 15 to the Consolidated Financial Statements filed herein sets forth the relevant information regarding revenues, income from operations and identifiable assets for these segments.

Narrative Description of Business
---------------------------------

The Company is engaged in the exploration, development and production of oil and natural gas, and the gathering and marketing of natural gas. The Company is also engaged in commercial real estate leasing through the acquisition and partial occupancy of its corporate headquarters office building.

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

The Company is also engaged in the gathering and marketing of natural gas through its subsidiary PPC, which owns 26.1 miles of pipelines and currently gathers approximately 714 MCF of gas per day. Natural gas is gathered for a fee. Substantially all of the gas gathered by the Company is gas produced from wells that the Company operates and in which it owns a working interest.

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

                          Dependence on Customers

The following is a summary of significant purchasers from oil and natural gas produced by the Company for the three-year period ended December 31, 2006:


                                             Year Ended December 31, (1)
                                          --------------------------------
            Purchaser                         2006       2005       2004
-----------------------------------------   --------   --------   --------
Enbridge Energy Partners                       38%        39%        14%
Shell Trading (US) Company                      8%         7%         6%
ETC Texas Pipeline                              5%         -%         -%
Plains Marketing, LP.                           6%         6%         6%
Devon Gas Services, L.P                         4%         6%        12%
Crosstex Energy Services, Ltd                   3%         5%         8%
Empire Pipeline Corp                            3%         -%         -%
Teppco Refining                                 3%         -%         -%
Dynegy Midstream Services, LIM                  -%         5%        11%
Panther Pipeline North Texas, Inc.              -%         -%        13%
LIG Chemical Company                            -%         -%         2%

(1)  Percent of Total Oil & Gas Sales

Oil and gas is sold to approximately 110 different purchasers (such as Devon Gas Services, L.P., Enbridge Energy Partners (formerly Cantera Resources, Inc.), Plains Marketing, L.P., Shell Trading (US) Company, Targa (formerly Dynegy Midstream Services), Empire Pipeline Corporation, and Duke Energy Field Services under market sensitive, short-term contracts computed on a month to month basis.

Except as set forth above, there are no other customers of the Company that individually accounted for more than 5% of the Company's oil and gas revenues during the three years ended December 31, 2006.

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

                          Special Tax Provisions

See Footnote 8 to Consolidated Financial Statements regarding the accounting for income taxes.

                                 Employees

The Company, on its own account and through a management contract with its parent corporation, employs or contracts for the services of a total of 48 people. Fourteen are full-time employees or contractors. The remainder are part-time contractors or employees. We believe that our relationships with our employees are good.

In order to effectively utilize our resources in respect to our development program, we employ the services of independent consultants and contractors to perform a variety of professional and technical services, including in the areas of lease acquisition, land-related documentation and contracts, drilling and completion work, pumping, inspection, testing, maintenance and specialized services. We believe that it can be more cost effective to utilize the services of consultants and independent contractors for some of these services.

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

Compliance with Environmental Regulations
-----------------------------------------

Our oil and natural gas operations are subject to numerous U.S. Federal, state and local laws and regulations relating to the protection of the environment, including those governing the discharge of materials into the water and air, the generation, management and disposal of hazardous substances and wastes and clean-up of contaminated science. We could incur material costs, including clean-up costs, fines and civil and criminal sanctions and third party claims for property damage and personal injury as a result of violations of, or liabilities under, environmental laws and regulations. Such laws and regulations not only expose us to liability for our own activities, but may also expose us to liability for the conduct of others or for actions by us that were in compliance with all applicable laws at the time those actions were taken. In addition, we could incur substantial expenditures complying with environmental laws and regulations, including future environmental laws and regulations which may be more stringent.

Spindletop Drilling Company ("SDC") has reached a tentative agreement with the United States Government concerning an investigation conducted by the United States Department of the Interior, Fish and Wildlife Service related to the accidental deaths of several birds on one of SDC's east Texas leases. Under the terms of the tentative agreement, SDC would accept a misdemeanor citation with respect to the Migratory Bird Treaty Act, pay a $10,000 fine, and agree to implement appropriate safeguards to further protect migratory birds. The understanding, which could be implemented as early as the end of April, 2007, would resolve the matter as to SDC and the Company


Item 1A. Risk Factors

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

Drilling activities are subject to many risks, including the risk that no commercially productive oil or gas reservoirs will be encountered. There can be no assurance that new wells drilled by us will be productive or that we will recover all or any portion of our investment. Drilling for oil and gas may involve unprofitable efforts, not only from dry wells, but also from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain. Our drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, many of which are beyond our control, including economic conditions, mechanical problems, pressure or irregularities in formations, title problems, weather conditions, compliance with governmental requirements and shortages in or delays in the delivery of equipment and services. In today's environment, shortages make drilling rigs, labor and services difficult to obtain and could cause delays or inability to proceed with our drilling and development plans. Such equipment shortages and delays sometimes involve drilling rigs where inclement weather prohibits the movement of land rigs causing a high demand for rigs by a large number of companies during a relatively short period of time. Our future drilling activities may not be successful. Lack of drilling success could have a material adverse effect on our financial condition and results of operations.

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

The vast majority of our oil and gas reserves are classified as proved reserves. Recovery of the Company's future proved undeveloped reserves will require significant capital expenditures. Our management estimates that aggregate capital expenditures of approximately $4,778,000 will be required to fully develop some of these reserves in the next twenty-four months. No assurance can be given that our estimates of capital expenditures will prove accurate, that our financing sources will be sufficient to fully fund our planned development activities or that development activities will be either successful or in accordance with our schedule. Additionally, any significant decrease in oil and gas prices or any significant increase in the cost of development could result in a significant reduction in the number of wells drilled and/or reworked. No assurance can be given that any wells will produce oil or gas in commercially profitable quantities.





                                   - 13 -
We are subject to uncertainties in reserve estimates and future net cash flows.

This annual report contains estimates of our oil and gas reserves and the future net cash flows from those reserves, which have been prepared by Netherland, Sewell & Associates, Inc., independent petroleum engineers. There are numerous uncertainties inherent in estimating quantities of reserves of oil and gas and in projecting future rates of production and the timing of development expenditures, including many factors beyond our control. The reserve estimates in this annual report are based on various assumptions, including, for example, constant oil and gas prices, operating expenses, capital expenditures and the availability of funds, and, therefore, are inherently imprecise indications of future net cash flows. Actual future production, cash flows, taxes, operating expenses, development expenditures and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this prospectus. Additionally, our reserves may be subject to downward or upward revision based upon actual production performance, results of future development and exploration, prevailing oil and gas prices and other factors, many of which are beyond our control.

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

Our company employees and contract land professionals have reviewed title records or other title review materials relating to substantially all of our producing properties. The title investigation performed by us prior to acquiring undeveloped properties is thorough, but less rigorous than that conducted prior to drilling, consistent with industry standards. We believe we have satisfactory title to all our producing properties in accordance with standards generally accepted in the oil and gas industry. Our properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens, which we believe do not materially interfere with the use of or affect the value of such properties. At December 31, 2006, our leaseholds for some of our net acreage were being kept in force by virtue of production on that acreage in paying quantities. The remaining net acreage was held by lease rentals and similar provisions and requires production in paying quantities prior to expiration of various time periods to avoid lease termination.

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

Our business is highly capital-intensive requiring continuous development and acquisition of oil and gas reserves. In addition, capital is required to operate and expand our oil and gas field operations and purchase equipment.
At December 31, 2006, we had working capital of $4,964,000. We anticipate that we will be able to meet our cash requirements for the next 12 months. However, if such plans or assumptions change or prove to be inaccurate, we could be required to seek additional financing sooner than currently anticipated.

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

Our revenues, profitability and the carrying value of its oil and gas properties are substantially dependent upon prevailing prices of, and demand for, oil and gas and the costs of acquiring, finding, developing and producing reserves. Our ability to obtain borrowing capacity, to repay future indebtedness, and to obtain additional capital on favorable terms is also substantially dependent upon oil and gas prices. Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and gas are subject to wide fluctuations in response to: (i) relatively minor changes in the supply of, and demand for, oil and gas; (ii) market uncertainty; and (iii) a variety of additional factors, all of which are beyond our control. These factors include domestic and foreign political conditions, the price and availability of domestic and imported oil and gas, the level of consumer and industrial demand, weather, domestic and foreign government relations, the price and availability of alternative fuels and overall economic conditions. Furthermore, the marketability of our production depends in part upon the availability, proximity and capacity of gathering systems, pipelines and processing facilities. Volatility in oil and gas prices could affect our ability to market our production through such
systems, pipelines or facilities.   As of December 31, 2006, approximately 70%
of our gas production is currently sold to eight gas marketing firms on a month-to-month basis at prevailing spot market prices. Oil prices remained subject to unpredictable political and economic forces during 2004, 2005 and 2006, and experienced fluctuations similar to those seen in natural gas prices for the year. We believe that oil prices will continue to fluctuate in response to changes in the policies of the Organization of Petroleum Exporting Countries ("OPEC"), changes in demand from many Asian countries, current events in the Middle East, security threats to the United States, and other factors associated with the world political and economic environment. As a result of the many uncertainties associated with levels of production maintained by OPEC and other oil producing countries, the availabilities of worldwide energy supplies and competitive relationships and consumer perceptions of various energy sources, we are unable to predict what changes will occur in crude oil and natural gas prices.


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

Risks that Involve the Oil & Gas Industry in General.
-----------------------------------------------------

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



                                   - 21

Item 2. Properties

OIL AND GAS PROPERTIES

The following table sets forth pertinent data with respect to the Company-owned oil and gas properties, all located within the continental United States, as estimated by the Company:

                                                 Year Ended December 31,
                                          -----------------------------------
                                              2006        2005        2004
                                          ----------- ----------- -----------
Gas and Oil Properties, net (1):
   Proved developed gas reserves-Mcf (2)    7,353,000   7,110,000   6,888,000
   Proved undeveloped gas reserves-Mcf (3)  6,033,000   7,672,000   6,844,000
                                          ----------- ----------- -----------
     Total proved gas reserves-Mcf         13,386,000  14,782,000  13,732,000
                                          =========== =========== ===========
Proved Developed Crude Oil and
   Condensate reserves-Bbls (2)               341,000     434,000     390,000
Proved Undeveloped crude oil and
   Condensate reserves-Bbls (3)                16,000      50,000      29,000
                                          ----------- ----------- -----------
   Total proved crude oil and condensate
     Reserves-Bbls                            357,000     484,000     419,000
                                          =========== =========== ===========


(1) The estimate of the net proved oil and gas reserves, future net revenues, and the present value of future net revenues.

(2) "Proved Developed Oil and Gas Reserves" are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

(3) "Proved Undeveloped Reserves" are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. See Footnote 18 to the Financial Statements, Supplemental Reserve Information (Unaudited), for further explanation of the changes for 2004 through 2006

Wells Drilled and Completed
---------------------------

The Company's working interests in exploration and development wells completed during the years indicated were as follows:

                                             Year Ended December 31,
                                     -----------------------------------------
                                         2006          2005          2004
                                     ------------- ------------- -------------
                                      Gross   Net   Gross   Net   Gross   Net
                                     ------ ------ ------ ------ ------ ------
Exploratory Wells (1):
  Productive                            -      -      -      -      -      -
  Non-Productive                        -      -      -      -      -      -
                                     ------ ------ ------ ------ ------ ------
    Total                               -      -      -      -      -      -
                                     ------ ------ ------ ------ ------ ------
Development Wells (2):
  Productive                         10.000  0.627 14.000  1.639 10.000  1.171
  Non-Productive                      1.000  0.006    -      -      -      -
                                     ------ ------ ------ ------ ------ ------
    Total                            11.000  0.633 14.000  1.639 10.000  1.171
                                     ------ ------ ------ ------ ------ ------
Total Exploration & Development
Wells:
  Productive                         10.000  0.627 14.000  1.639 10.000  1.171
  Non-Productive                      1.000  0.006    -      -      -      -
                                     ------ ------ ------ ------ ------ ------
     Total                           11.000  0.633 14.000  1.639 10.000  1.171
                                     ------ ------ ------ ------ ------ ------


(1) An exploratory well is a well drilled to find and produce oil or gas in an unproven area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir, or to extend a known reservoir.

(2) A development well is a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

The following tables set forth additional data with respect to production from Company-owned oil and gas properties, all located within the continental United
States:

                                     For the years ended December 31
                               2006      2005      2004      2003      2002
                             --------  --------  --------  --------  --------
Oil and Gas Production, net:
 Natural Gas (Mcf)            671,527   655,568   577,099   540,799   499,081
 Crude Oil & Condensate (Bbl)  25,443    21,323    23,098    28,747     9,553

Average Sales Price per Unit
Produced:
 Natural Gas ($/Mcf)          $  5.55  $   6.74  $   5.44  $   4.33  $   3.02
 Crude Oil & Condensate($/Bbl)$ 53.14  $  52.50  $  38.90  $  25.14  $  23.27

Average Production Cost per
Equivalent Barrel (1) (2)     $ 15.14  $  13.38  $  11.69  $  10.41  $   8.51


(1) Includes severance taxes and ad valorem taxes.
(2) Gas production is converted to equivalent barrels at the rate of six Mcf per barrel, representing relative energy content of natural gas to oil.

The Company owns producing royalties and overriding royalties under properties located in Texas. The revenue from these properties is not significant.

The Company is not aware of any major discovery or other favorable or adverse event that is believed to have caused a significant change in the estimated proved reserves since December 31, 2006.

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

OFFICE SPACE

On December 27, 2004, the Company acquired a commercial office building. The property acquired is a two story multi-tenant, garden office building with a sub-grade parking garage. The 25 year old building contains approximately 46,286 rentable square feet and sits on a 1.4919 acre block of land situated in north Dallas, Texas in close proximity to hotels, restaurants and shopping areas (the Galleria/Valley View Mall) with easy access to Interstate
Highway 635 (LBJ Freeway) and Dallas Parkway (North Dallas Toll Road). The Company occupies approximately 8,668 square feet of the building as its primary office headquarters, and leases the remaining space in the building to non-related third party commercial tenants at prevailing market rates.

The address of the Company's principal executive offices is One Spindletop Centre, 12850 Spurling Road, Suite 200, Dallas, Texas 75230. The telephone number is (972) 644-2581.

PIPELINES

The Company owns, through its subsidiary, PPC, 26.1 miles of natural gas pipelines in Parker, Palo Pinto and Eastland Counties, Texas. These pipelines are steel and polyethylene and range in size from 2 inches to 4 inches. These pipelines primarily gather natural gas from wells operated by the Company and in which the Company owns a working interest, but also for other parties.

The Company normally does not purchase and resell natural gas, but gathers gas for a fee. The fees charged in some cases are subject to regulations by the State of Texas and the Federal Energy Regulatory Commission. Average daily volumes of gas gathered by the pipelines owned by the Company were 714, 821, and 806 MCF per day for 2006, 2005, and 2004 respectively.

Oilfield Production Equipment

The Company owns various natural gas compressors, pumping units, dehydrators and various other pieces of oil field production equipment.

Substantially all of the equipment is located on oil and gas properties operated by the Company and in which it owns a working interest. The rental fees are charged as lease operating fees to each property and each owner.

Chris G. Mazzini and Michelle H. Mazzini, through a limited partnership in which they are limited partners, started an oil field service company which provides roustabout, swabbing and completion services at rates which are at or below market to the Company. The oil field service company plans to expand equipment and services they provide. This oil field services company does work exclusively for the Company and its parent company Giant Energy Corp. The Company benefits by having immediate access to services in a tight market.


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

Prior to 2004, no significant public trading market had been established for the Company's common stock. The Company does not believe that listings of bid and asking prices for its stock are indicative of the actual trades of its stock, since trades are made infrequently. However during 2004, there was a material increase in the number of shares traded and a material increase in the stock price. The following table shows high and low trading prices for each quarter in 2004, 2005 and 2006.

                                          Price Per Share
                                          High        Low
                   2004
                     First Quarter        2.00        .70
                     Second Quarter       1.50       1.00
                     Third Quarter        2.45       1.30
                     Fourth Quarter       2.55       1.60

                   2005
                     First Quarter        5.50       2.00
                     Second Quarter       3.55       2.05
                     Third Quarter        4.20       1.90
                     Fourth Quarter       4.80       3.11

                   2006
                     First Quarter        5.15       3.26
                     Second Quarter       6.00       4.57
                     Third Quarter        6.25       4.95
                     Fourth Quarter       7.00       4.50



During the First Quarter of 2006, subsequent to year end, the following high and low prices were recorded for the Company's common stock.
                                          Price Per Share
                                          High        Low
                   2007
                     First Quarter        6.10       5.00

There is no amount of common stock that is subject to outstanding warrants to purchase, or securities convertible into, common stock of the Company.

As of March 31, 2007, there were approximately 574 record holders of the Company's Common Stock.

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

During the fourth quarter of the fiscal year ended December 31, 2006, the Company did not repurchase any of its equity securities. The Board of Directors has not approved nor authorized any standing repurchase program.


Item 6.  Selected Financial Data

The selected financial information presented should be read in conjunction with the consolidated financial statements and the related notes thereto.



                                 For the years ended December 31
                      2006        2005        2003        2003        2002
                  ----------- ----------- ----------- ----------- -----------
Total Revenue     $6,174,000 $ 6,395,000 $ 4,515,000 $ 2,458,000 $ 2,084,000
Net Income (Loss)    920,000   1,417,000   1,266,000     987,000     382,000
Earnings per Share    $ 0.12      $ 0.19      $ 0.16      $ 0.13      $ 0.05

                                       As of December 31,
                      2006        2005        2004        2003        2002
                  ----------- ----------- ----------- ----------- -----------
Total Assets      $13,024,000 $11,387,000 $ 9,715,000 $ 5,395,000 $ 3,764,000
Long-Term Debt      1,320,000   1,440,000         -           -           -


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

Results of Operations:
-----------------------
                           2006 Compared to 2005

Oil revenues increased in 2006 over 2005 by approximately $233,000, an increase of 20.8%. This was due to an increase in average oil prices from $52.50 per bbl in 2005 to $53.14 per bbl in 2006 combined with an increase in production from approximately 21,300 bbls in 2005 to approximately 25,400 bbls in 2006. Increased production of approximately 4,000 bbls came primarily from the King-Lowe, Peters #1, Pope 1&2 and Sharp 1-18 wells, all operated wells.

Gas revenue decreased in 2006 from 2005 by approximately $698,000, a decrease of 15.7%. This was due primarily to a decrease in average gas prices from $6.74 per mcf in 2005 to $5.55 per mcf in 2006. The decrease in price was offset by an increase in production from approximately 656,000 mcf in 2005 to approximately 672,000 mcf in 2006. Approximately 25,800 mcf of the increase was due to the following non-operated wells; three new Tuit Draw wells in Wyoming (12,200 mcf), the Giant Energy Porter #2 a new well (4,622 mcf), and the Strauch #1, a new well (14,700 mcf). Several operated wells in Texas and Louisiana had decreased production in 2006 of approximately 9,800 mcf as compared with 2005. These wells were shut for a portion of 2006, due to pipeline problems, salt water disposal well issues and other mechanical problems that will be addressed as soon as practicable.

Interest income is up due to the Company's policy of investing excess cash Funds in higher earning money market accounts and certificates of deposit as opposed to checking accounts, as well as the higher level of cash balances earning interest in 2006 as compared to 2005. Interest rates were also slightly higher than in the previous year.

Lease operating expenses were higher in 2006 because costs to operate have increased. As oil and gas prices have escalated, operating cost, costs of oil field services and equipment have also increased.

Amortization of the full cost pot (depletion) decreased by approximately $267,000 in 2006. This decrease was due to a decrease in the calculated basis of the full-cost pot for the cost to develop undeveloped reserves from an estimated $13 million in 2005 to an estimated $4 million in 2006. The decrease in the estimated future development cost more than offset the depletion rate increase from 4.2% in 2005 to 5.04% in 2006.

General and administrative expenses increased approximately $400,000 between years. Almost all of the increase was due to direct and indirect personnel costs of salary, contract labor, payroll taxes, benefits and associated expenses associated with the increased number of technical and professional personnel added to the Company's staff during 2006. Additionally, a portion of the increase is attributable to the outsourcing of the Company's payroll and benefits to Administaff.

The decrease in other revenues is due mainly to receipt of approximately $24,000 more received in 2005 over the amounts received in 2006 for farm-outs of leasehold interests held by the Company.

The increase in interest expense for 2006 was due to approximately $48,000 of interest expense paid to interest owners on funds that had been suspended awaiting the completion of title work to determine and verify the ownership of the respective interests.

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

Interest income is up due to the Company's policy of investing excess cash funds in higher earning money market accounts and certificates of deposit as opposed to checking accounts, as well as the higher level of cash balances earning interest in 2005 as compared to 2004. Interest rates were also slightly higher than in the previous year.

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

General and administrative expenses increased approximately $222,000 due to direct and indirect personnel costs of salary, contract labor, payroll taxes, benefits and associated expenses associated with the increased number of personnel from twelve to fourteen full-time and from 44 to 48 part time and contract employees. General liability insurance premium increases account for the additional increases.

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


Item 8. Consolidated Financial Statements And Schedules Index At Page 42


Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None

Item 9A(T). Controls And Procedures

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by management under the supervision and with the participation of the Acting Principal Executive Officer and Chief Financial Officer of the effectiveness of the Company's disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 as of December 31, 2006. Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the Acting Principal Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at December 31, 2006 to ensure that information required to be disclosed in reports that the Company files submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission ("SEC") rules and forms. As a result of this evaluation, there were no significant changes in the Company's internal control over financial reporting during the three months ended December 31, 2006 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(b) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of the Company's principal executive and principal financial officers and effected by the Company's board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States ("GAAP, US") and includes those policies and procedures that:

   - pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of a company;

   - provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, US and that receipts and expenditures of a company are being made only in accordance with authorization of management and directors of a company; and

   - provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls, material misstatements may not be prevented or detected on a timely basis. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes and conditions or that the degree of compliance with policies or procedures may deteriorate. Accordingly, even internal controls determine to be effective can provide only reasonable assurance that information required to be disclosed in and reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and represented within the time periods required.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting.

There has been no change in the Registrant's internal control over financial reporting during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting.

Item 9B. Other Information

Not Applicable

PART III

Item 10.  Directors And Executive Officers Of The Registrant

The Directors and Executive Officers of the Company and certain information concerning them is set forth below:

      Name                      Age    Position
      ----------------------    ---    --------------------------------------

      Chris G. Mazzini           49    Chairman of the Board, Director and
                                       President

      Michelle H. Mazzini        45    Director, Vice President, Secretary
                                       Treasurer

      Paul E. Cash               74    Director

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

Robert E. Corbin, Controller, has been a full-time employee of Spindletop since April 2002. From May 2001 until April 2002, Mr. Corbin was an independent accounting consultant and devoted substantially all of his time to Spindletop. He has been active in the oil and gas industry for over 32 years, during which time he has served as financial officer of a publicly-held company as well as several private oil and gas companies and partnerships. Mr. Corbin graduated from Texas Tech University in 1969 with a BBA degree in accounting and began his accounting career as an auditor with Arthur Andersen & Co. in 1970.
Mr. Corbin is a Certified Public Accountant.

Mark Cook, Petroleum Geologist, joined the Company in November 2006. He has over 28 years experience in the oil and gas industry. Mr. Cook graduated from The University of Texas at San Antonio in 1983 with a Bachelor of Science in Geology. He has extensive experience in the Continental United States with a focus in the Fort Worth Basin and Bend Arch region. Mr. Cook has worked as Chief Geologist for Raw Energy Corp. in Weatherford, Texas, McClymond, LTD of Breckenridge, Texas, and as a personal Geologist for Mr. Tex Moncrief, in Fort Worth, Texas. Mr. Cook is a Licensed Professional Geoscientist in the state of Texas.

Mike Keen, Operations Manager, joined the Company in March, 2006.  Mr. Keen has
over 26 years experience in the oil and gas industry.   He graduated magna cum
laude from Rose-Hulman Institute of Technology in May 1975 with a Bachelor of Science degree in Mechanical Engineering. Mr. Keen started his career with Texaco, Inc. in Great Bend, Kansas working primarily in the mid-continent area. Mr. Keen then moved to North Texas and went to work for Mitchell Energy
Corporation primarily focusing on the Fort Worth Basin.   He also worked for
Huffco in Indonesia, Aminoil in South Texas and most recently for Envirogas, primarily in the Appalachian and Illinois Basins, before switching to the "downstream" side of the industry to work for Indiana Gas Company the largest gas utility in Indiana at the time.

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


Item 11.  Executive Compensation

Cash Compensation
-----------------

For the years ended December 31, 2006, 2005 and 2004, neither Mr. Mazzini nor Ms. Mazzini received any salary from the Company. None of the executive officers were paid cash compensation by the Company at an annual rate in excess of $100,000. Mr. Mazzini and Ms. Mazzini are both employed by Giant. Management fees the Company paid to Giant are used to reimburse a portion of Mr. Mazzini's, Ms. Mazzini's and other Giant employees' salaries for time spent working on matters for the Company.

The Company has no stock option or incentive plan, does not grant any plan-based awards or awards of equity securities. The Company has no pension plan for its employees.

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

During 2006, the Company issued 10,000 shares of restricted common stock out of Treasury Stock to a key employee, and during 2005, the Company issued 20,000 shares of restricted stock out of Treasury Stock to the same employee pursuant to an employment package. Subsequent to year end, in March, 2007, the Company issued 5,000 shares of restricted common stock out of Treasury Stock to a
second key employee, pursuant to an employment package.   See Footnote No. 7,
to the Financial Statements for further detail.

                         Compensation of Directors

Directors are not currently compensated nor are there plans to compensate them for their services on the board. In each of 2007 and 2006, Mr. Cash was paid a director's fee for the previous year of $10,000 to compensate him for his position as the Board of Directors' Financial Expert.

Termination of Employment and Change of Control Arrangement

There are no plans or arrangements for payment to officers or directors upon resignation or a change in control of the Registrant.


Item 12.  Security Ownership Of Certain Beneficial Owners And Management

Security Ownership of Certain Beneficial Owners and Managers

The table below sets forth the information indicated regarding ownership of the Registrant's common stock, $.01 par value, the only outstanding voting securities, as of December 31, 2006 with respect to: (i) any person who is known to the Registrant to be the owner of more than five percent (5%) of the Registrant's common stock; (ii) the common stock of the Registrant beneficially owned by each of the directors of the Registrant and, (iii) by all officers and directors as a group. Each person has sole investment and voting power with respect to the shares indicated, except as otherwise set forth in the footnotes to the table.

                                                                Pct Based On
                                                    Nature of    Outstanding
    Name and Address                     Number    Beneficial     Percent of
  Of Beneficial Owner                  of Shares    Ownership       Class
----------------------------------- -------------- ----------- ---------------
Chris Mazzini                          5,900,543       (1)           77%
12850 Spurling Rd., Suite 200
Dallas, Texas 75230


Paul E. Cash                             291,968      Direct          4%
12850 Spurling Rd., Suite 200
Dallas, Texas 75230


West Coast Asset Management, Inc.        419,652       (2)           5%
Paul J. Orfalea
Lance W. Helfert
R. Atticus Lowe
2151 Alessandro Drive, #100
Ventura, CA 93011

All officers and directors
as a group                             6,192,511                     81%



(1) Chris Mazzini directly owns 39,654 shares (1%). Giant Energy Corp., directly owns 5,860,889 shares (76%). Chris Mazzini owns 100% of the common stock of Giant Energy Corp.

(2) According to Amendment No. 1 to Schedule 13G filed with the Commission by these persons for event occurring January 24, 2007, each of the individually named persons have shared power to vote or direct a vote as well as shared power to dispose or direct the disposition of the aggregate amount of stock owned.


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

During 2005 the Company participated in the drilling of the Giant Energy Corp. Porter #2 well, a vertical Barnett Shale well in Parker County, Texas, which was completed in June 2005 with an initial production of 128 thousand cubic feet of gas per day ("MCFG/D") and 1 barrel of oil per day ("BO/D"). The Company owns a 35% working interest and a 26.25% net revenue interest in the Porter #2 well. Giant Energy Corp owns a 19% working interest (15.2% net revenue interest) and Chris Mazzini owns a 3.9% overriding royalty interest in the well.

Chris G. Mazzini and Michelle H. Mazzini, through a limited partnership in which they are limited partners, started an oil field service company which provides roustabout, swabbing and completion services at rates which are at or below market to the Company. The oil field service company plans to expand equipment and services they provide. This oil field services company does work exclusively for the Company and its parent company Giant Energy Corp. The Company benefits by having immediate access to services in a tight market.

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

The Company has entered into a management services agreement with M-R Oilfield Services, LP ("MRO") whereby MRO makes monthly payments in the amount of $1,000 per month to the Company in exchange for the Company providing administrative services to MRO. The Company has entered into a similar arrangement with Peveler Pipeline, LP ("Peveler"), whereby Peveler pays the Company a monthly charge of $200 in exchange for the Company providing administrative services to Peveler. Chris and Michelle Mazzini are the owners of Peveler Pipeline, LP, a limited partnership which owns a pipeline gathering system servicing wells owned by Giant, another related entity, described elsewhere in this report.

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


Item 14.  Principal Accounting Fees And Services

The following table sets forth the aggregate fees for professional services rendered to Spindletop Oil & Gas Co. and Subsidiaries for the years 2006, 2005 and 2004 by accounting firm, Farmer, Fuqua, & Huff, P.C.

             Type of Fees             2006      2005      2004

             Audit Fees             $14,000   $14,000   $14,000
             Audit related fees         -         -         -
             Tax fees                   -         -         -
             All other fees             -         -         -

Members of the Board of Directors (the "Board") fulfill the responsibilities
Of an audit committee and have established policies and Procedures for the approval and pre-approval of audit services and permitted non-audit services. The Board has the responsibility to engage and terminate Farmer, Fuqua, & Huff, P.C. independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All the fees for 2006, 2005 and 2004 were pre-approved by the Board or were within the pre-approved guidelines for permitted non-audit services and fees established by the Board, and there were no instances of waiver of approved requirements or guidelines during the same periods.

                                  PART IV

           Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)  The following documents are filed as a part of this report:


       (1) FINANCIAL STATEMENTS: The following financial statements of the Registrant and Report of Independent Registered Public Accounting Firm therein are filed as part of this Report on Form 10-K:

                                                                  Page
           Report of Farmer, Fuqua & Huff, P.C
           Independent Registered Public Accounting Firm           43

           Consolidated Balance Sheets                             44

           Consolidated Statement of Income                        46

           Consolidated Statement of Changes in
              Stockholders' Equity                                 47

           Consolidated Statements of Cash Flows                   48

           Notes to Consolidated Financial Statements              49


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

Dated: April 16, 2007

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


Signatures                          Capacity                Date
Principal Executive Officers:

/s/ Chris Mazzini
___________________________________ President, Director     April 16, 2007
Chris Mazzini                      (Principal Executive
                                    Officer)



/s/  Michelle Mazzini
___________________________________ Vice President,         April 16, 2007
Michelle Mazzini                    Secretary, Treasurer,
                                    Director


/s/  Robert E. Corbin
___________________________________ Controller (Principal   April 16, 2007
Robert E. Corbin                    Financial and
                                    Accounting Officer)



/s/ Paul E. Cash
___________________________________ Director                April 16, 2007
Paul E. Cash

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
         Index to Consolidated Financial Statements and Schedules


                                                                        Page


Report of Independent Registered Public Accounting Firm                   43

Consolidated Balance Sheets - December 31, 2006 and 2005                  44

Consolidated Statements of Income for the years
      Ended December 31, 2006, 2005 and 2004                              46

Consolidated Statements of Changes in Shareholders'
      Equity for the years ended December 31, 2006, 2005, and 2004.       47

Consolidated Statements of Cash Flows for the years ended
      December 31, 2006, 2005 and 2004                                    48

Notes to Consolidated Financial Statements                                49

Schedules for the years ended December 31, 2006, 2005 and 2004
       II - Valuation and Qualifying Accounts                             69
      III - Real Estate and Accumulated Depreciation                      70

All other schedules have been omitted because they are not applicable, not required, or the information has been supplied in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Spindletop Oil & Gas Co.

We have audited the accompanying consolidated balance sheets of Spindletop Oil & Gas Co. (A Texas Corporation) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended
December 31, 2006. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spindletop
Oil & Gas Co. and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

FARMER, FUQUA & HUFF, P.C.



Plano, Texas
April 13, 2007

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                                        As of December 31
                                                   --------------------------
                                                       2006          2005
                                                   -----------    -----------
                ASSETS

Current Assets
  Cash and cash equivalents                        $ 5,759,000    $ 5,508,000
  Accounts receivable, trade                         1,173,000      1,228,000
  Prepaid expenses, related party                       60,000            -
  Prepaid income tax                                   426,000            -
                                                   -----------    -----------
    Total current assets                             7,418,000      6,736,000
                                                   -----------    -----------

Property and Equipment, at cost
  Oil and gas properties (full cost method)          8,102,000      6,819,000
  Rental equipment                                     399,000        399,000
  Gas gathering systems                                145,000        145,000
  Other property and equipment                         141,000        157,000
                                                   -----------    -----------
                                                     8,787,000      7,520,000
  Accumulated depreciation and amortization         (5,257,000)    (4,807,000)
                                                   -----------    -----------
    Total property and equipment, net                3,530,000      2,713,000
                                                   -----------    -----------

Real Estate Property, at cost
  Land                                                 688,000        688,000
  Commercial office building                         1,508,000      1,298,000
  Accumulated depreciation                            (120,000)       (49,000)
                                                   -----------    -----------
    Total real estate property, net                  2,076,000      1,937,000
                                                   -----------    -----------

Other Assets                                               -            1,000
                                                   -----------    -----------
Total Assets                                       $13,024,000    $11,387,000
                                                   ===========    ===========










      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS - (Continued)


                                                        As of December 31
                                                   --------------------------
                                                       2006           2005
                                                   -----------    -----------
   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Notes payable, current portion                   $   120,000    $   120,000
  Accounts payable and accrued liabilities           2,237,000      1,943,000
  Income tax payable                                       -           20,000
  Tax savings benefit payable                           97,000         97,000
                                                   -----------    -----------
    Total current liabilities                        2,454,000      2,180,000
                                                   -----------    -----------

Noncurrent Liabilities
  Notes payable, long-term portion                   1,320,000      1,440,000
  Asset Retirement Obligation                          251,000        239,000
                                                   -----------    -----------
    Total noncurrent liabilities                     1,571,000      1,679,000
                                                   -----------    -----------

Deferred income tax payable                          1,324,000        794,000
                                                   -----------    -----------

Shareholders' Equity
  Common stock, $.01 par value; 100,000,000
   Shares authorized; 7,677,471 shares
   issued and 7,595,803 shares outstanding at
   December 31, 2006. 7,667,471 shares
   issued and 7,585,803 shares outstanding at
   December 31, 2005.                                   77,000         77,000
Additional paid-in capital                             850,000        831,000
Treasury Stock at cost                                 (40,000)       (42,000)
Retained earnings                                    6,788,000      5,868,000
                                                   -----------    -----------
  Total shareholders' equity                         7,675,000      6,734,000
                                                   -----------    -----------

Total Liabilities and Shareholders' Equity         $13,024,000    $11,387,000
                                                   ===========    ===========








      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME

                                                Years Ended December 31,
                                          -----------------------------------
                                              2006        2005        2004
                                          ----------- ----------- -----------
Revenues
  Oil and gas revenue                     $ 5,076,000 $ 5,541,000 $ 4,039,000
  Revenue from lease operations               154,000     120,000     127,000
  Gas gathering, compression and
  Equipment rental                            140,000     167,000     158,000
  Real estate rental income                   430,000     302,000       3,000
  Interest income                             275,000     132,000     100,000
  Other                                        99,000     133,000      88,000
                                          ----------- ----------- -----------
    Total revenue                           6,174,000   6,395,000   4,515,000
                                          ----------- ----------- -----------

Expenses
  Lease operations                          2,106,000   1,747,000   1,235,000
  Pipeline and rental operations               50,000      29,000      24,000
  Real estate operations                      330,000     484,000       2,000
  Depreciation and amortization               528,000     795,000     498,000
  Accretion of asset retirement obligation     34,000         -           -
  General and administrative                1,534,000   1,125,000     903,000
  Interest expense                            142,000     105,000         -
                                          ----------- ----------- -----------
    Total expenses                          4,724,000   4,285,000   2,662,000
                                          ----------- ----------- -----------
Income before income tax                    1,450,000   2,110,000   1,853,000
                                          ----------- ----------- -----------

Current tax provision                             -       360,000     144,000
Deferred tax provision                        530,000     333,000     443,000
                                          ----------- ----------- -----------
                                              530,000     693,000     587,000
                                          ----------- ----------- -----------

Net income                                $   920,000 $ 1,417,000 $ 1,266,000
                                          =========== =========== ===========

Earnings per Share of Common Stock
  Basic                                     $  0.12     $  0.19     $  0.16
                                          =========== =========== ===========
  Diluted                                   $  0.12     $  0.19     $  0.16
                                          =========== =========== ===========

Weighted Average Shares Outstanding         7,589,995   7,573,365   7,567,875
                                          =========== =========== ===========
Diluted Shares Outstanding                  7,589,995   7,573,365   7,592,670
                                          =========== =========== ===========

      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

                                     Additional     Treasury
                      Common Stock     Paid-In        Stock         Retained
                    Shares   Amount    Capital   Shares   Amount    Earnings
                  --------- -------- ---------- -------- -------- -----------
Balance at
December 31, 2003 7,677,471   77,000    796,000  103,334  (18,000)  3,185,000

Purchase of
Treasury Stock          -        -          -     83,334  (40,000)         -

Issuance of 75,000
shares of Common Stock
upon exercise of option
out of Treasury Stock   -        -       10,000  (75,000)  13,000         -

Net Income              -        -          -        -        -     1,266,000
                  --------- -------- ---------- -------- -------- -----------
Balance at
December 31, 2004 7,677,471   77,000    806,000  111,668  (45,000)  4,451,000

Issuance of 20,000
shares of Common Stock
out of Treasury Stock
as part of an employee
compensation package    -        -       25,000  (20,000)   3,000         -

Net Income              -        -          -        -        -     1,417,000
                  --------- -------- ---------- -------- -------- -----------
Balance at
December 31, 2005 7,677,471 $ 77,000 $  831,000   91,668 $(42,000)$ 5,868,000

Issuance of 10,000
shares of Common Stock
out of Treasury Stock
as part of an employee
compensation package    -        -       19,000  (10,000)   2,000         -

Net Income              -        -          -        -        -       920,000
                  --------- -------- ---------- -------- -------- -----------
Balance at
December 31, 2006 7,677,471 $ 77,000 $  850,000   81,668 $ (40,000)$ 6,788,000
                  ========= ======== ========== ======== ======== ===========







     The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Years Ended December 31,
                                          -----------------------------------
                                              2006        2005        2004
                                          ----------- ----------- -----------
Cash Flows from Operating Activities

  Net Income                              $   920,000 $ 1,417,000 $ 1,266,000
  Reconciliation of net income
    to net cash provided by
    Operating Activities
     Depreciation and amortization            528,000     795,000     498,000
     Non-cash employee compensation            21,000         -           -
     Changes in prepaid expenses
        to related party                      (60,000)        -           -
     Changes in accounts receivable            55,000    (611,000)    (52,000)
     Changes in prepaid income tax           (426,000)    190,000    (190,000)
     Changes in accounts payable              293,000    (125,000)  1,106,000
     Changes in current taxes payable         (20,000)     20,000    (278,000)
     Changes in deferred taxes payable        530,000     333,000     443,000
     Changes in other assets                    1,000         -         1,000
                                          ----------- ----------- -----------
Net cash provided by operating
  activities                                1,842,000   2,019,000   2,794,000
                                          ----------- ----------- -----------
Cash flows from Investing Activities
  Capitalized acquisition, exploration
    and development costs                  (1,271,000)   (619,000)   (884,000)
  Purchase of property and equipment           10,000     (55,000)    (18,000)
  Capitalized tenant improvements            (210,000)        -      (185,000)
  Proceeds from sale of properties                -        23,000         -
                                          ----------- ----------- -----------
Net cash used for investing activities
  activities                               (1,471,000)   (651,000) (1,087,000)
                                          ----------- ----------- -----------
Cash Flows from Financing Activities
  Repayment of note payable to a bank        (120,000)   (240,000)        -
  Purchase of treasury stock                      -           -       (40,000)
  Sale of common stock                            -        28,000      23,000
                                          ----------- ----------- -----------
Net cash used for financing
  activities                                 (121,000)   (212,000)    (17,000)
                                          ----------- ----------- -----------

Increase in cash                              251,000   1,156,000   1,690,000

Cash at beginning of period                 5,508,000   4,352,000   2,662,000
                                          ----------- ----------- -----------
Cash at end of period                     $ 5,759,000 $ 5,508,000 $ 4,352,000
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

Organization and Nature of Operations
-------------------------------------

The Company was organized as a Texas corporation in September 1985, in connection with the Plan of Reorganization ("the Plan"), effective September 9, 1985, of Prairie States Exploration, Inc., ("Exploration"), a Colorado corporation, which had previously filed for Chapter 11 bankruptcy. In connection with the Plan, Exploration was merged into the Company, with the Company being the surviving corporation. After giving effect to a stock split, up to a total of 166,667 of the Company's common shares may be issued to Exploration's former shareholders. As of December 31, 2006, 2005, and 2004, 122,436 shares have been issued to former shareholders in connection with the Plan.

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

Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), requires that a property be considered impaired if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. If impairment exists, an impairment loss is recognized by a charge against earning equal to the amount by which the carrying amount of the property exceeds fair market value less cost to sell the property. If impairment of a property is recognized, the carrying amount of the property is reduced by the amount of the impairment, and a new cost for the property is established. Depreciation is provided over the properties estimated remaining useful life. There was no charge to earnings during 2006 due to impairment of oil and gas properties or real estate holdings.

Accounting for Asset Retirement Obligations
-------------------------------------------

The Company adopted Statement of Financial Accounting Standards No. 143 ("SFAS 143") "Accounting for Asset Retirement Obligations" on December 31, 2005. The adoption of SFAS 143 on December 31, 2005 resulted in a cumulative effect adjustment to record a $239,000 increase in the carrying value of oil and gas properties, and an asset retirement obligation liability of the same amount. This statement requires the recording of a liability in the period in which an asset retirement obligation ("ARO") is incurred, in an amount equal to the discounted estimated fair value of the obligation that is capitalized. Thereafter, each quarter, this liability is accreted up to the final retirement cost. The determination of the ARO is based on an estimate of the future cost to plug and abandon our oil and gas wells. The actual costs could be higher or lower than current estimates.

The following table reflects the changes of the asset retirement obligations during the current period.

     Carrying amount of asset retirement obligation
        at December 31, 2006                                $  239,000
     Liabilities added                                          27,000
     Liabilities divested or settled                           (49,000)
     Current period accretion expenses                          34,000
                                                            ----------
     Carrying amount as of December 31, 2006                $  251,000
                                                            ==========

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

Use of Estimates
----------------

The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Share-Based Payments
--------------------

Effective January 1, 2006, the Company adopted the Financial Accounting Standards Board's revised Statement of Financial Accounting Standards No. 123 (FAS 123R), "Share-Based Payment". FAS 123R requires compensation costs related to share-based payments to be recognized in the income statement over the requisite service period. The amount of the compensation cost is to be measured based on the grant-date fair value of the instrument issued. FAS 123R is effective for awards granted or modified after the date of adoption and for awards granted prior to that date that have not vested. FAS 123R does not materially change the Company's existing accounting practices or the amount of share-based compensation recognized in earnings.


3.  ACCOUNTS RECEIVABLE
                                                         December 31,
                                                 ----------------------------
                                                     2006            2005
                                                 ------------    ------------
      Trade                                      $    530,000    $    160,000
      Accrued receivable                              657,000       1,082,000
                                                 ------------    ------------
                                                    1,187,000       1,242,000
      Less: Allowance for losses                      (14,000)        (14,000)
                                                 ------------    ------------
                                                 $  1,173,000    $  1,228,000
                                                 ============    ============

4.  ACCOUNTS PAYABLE
                                                         December 31,
                                                 ----------------------------
                                                     2006            2005
                                                 ------------    ------------
      Trade payables                             $    213,000    $    138,000
      Production proceeds payable                   1,385,000       1,153,000
      Prepaid drilling costs                          561,000         604,000

      Other                                            78,000          48,000
                                                  -----------    ------------
                                                  $ 2,237,000    $  1,943,000
                                                  ===========    ============

5.  NOTES PAYABLE
                                                         December 31,
                                                 ----------------------------
                                                     2006           2005
                                                 ------------    ------------
Note payable to a bank with monthly
principal payments of $10,000 plus
Accrued interest; interest at a
variable annual interest rate based
upon an index which is the Treasury
Securities Rate for a term of seven
years, plus 2.20%.  The interest rate
is subject to change on the first day
of each seven year anniversary after
the date of the note based on the Index
then in effect.  As of the date of the
Loan, the annual interest rate was
6.11%.  The note is collateralized by
land and commercial office building,
plus a guarantee by certain related
parties.                                         $  1,440,000    $  1,560,000

Less current maturities                               120,000         120,000
                                                 ------------    ------------
  Total notes payable, long-term portion         $  1,320,000    $  1,440,000
                                                 ============    ============

Estimated annual maturities for long-term debt are as follows:

                          2007            $   120,000
                          2008                120,000
                          2009                120,000
                          2010                120,000
                          2011                120,000
                        thereafter            840,000
                                          -----------
                                          $ 1,440,000
                                          ===========

6. RELATED PARTY TRANSACTIONS

Since 1999 Giant Energy Corp. ("Giant") has charged the Company a fee pursuant to a management services agreement. Effective January 1, 2003, this agreement was amended to increase the monthly payments from the Company to Giant to $20,000 in exchange for several of Giant's personnel providing management, administrative and other services to the Company and for the use of certain Giant assets. Giant is wholly owned by Chris Mazzini, President of the Company. General and administrative expense for the years ended December 31, 2006, 2005 and 2004 includes $240,000, $240,000 and $240,000 respectively, related to this agreement. In addition, prepaid expenses, related party, at December 31, 2006 includes $60,000 related to this agreement.

The Company has entered into a management services agreement with M-R Oilfield Services, LP ("MRO") whereby MRO makes monthly payments in the amount of $1,000 per month to the Company in exchange for the Company providing administrative services to MRO. The Company has entered into a similar arrangement with Peveler Pipeline, LP ("Peveler"), whereby Peveler pays the Company a monthly charge of $200 in exchange for the Company providing administrative services to Peveler. Chris Mazzini and Michelle Mazzini, President and Vice President respectively of the Company are the owners of both MRO and Peveler.

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

7. COMMON STOCK

Effective January 1, 2006, the Company adopted the Financial Accounting Standards Board's revised Statement of Financial Accounting Standards No. 123 (FAS 123R), "Share-Based Payment". FAS 123R requires compensation costs related to share-based payments to be recognized in the income statement over the requisite service period. The amount of the compensation cost is to be measured based on the grant-date fair value of the instrument issued. FAS 123R is effective for awards granted or modified after the date of adoption and for awards granted prior to that date that have not vested. FAS 123R does not materially change the Company's existing accounting practices or the amount of share-based compensation recognized in earnings.

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

Subsequent to year end, and effective March 22, 2007, the Company issued 5,000 shares of restricted common stock to a key employee pursuant to an employment package. The shares were valued at $2.12 per share, a 60% discount from the believed market value for free trading shares at the time of issue of $5.30 per share. The discount was determined based in part on the fact that the shares were restricted and could not be sold or traded for at least one year from date of issue. The amount was expensed as general and administrative expense. The shares of common stock were issued out of Treasury Stock and reduced the amount of the Company's common stock held in Treasury from 81,668 to 76,668 shares.

8.  INCOME TAXES

The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 utilizes the liability method of computing deferred income taxes.

In connection with the Plan discussed in Note 1, the Company agreed to pay, in cash, to Exploration's unsecured creditors, as defined, one-half of the future reductions of Federal income taxes which were directly related to any allowed carryovers of Exploration's net operating losses and investment tax credits. Such payments are to be made on a pro-rata basis. Amounts incurred under this agreement, which are considered contingent consideration under APB No. 16, totaled $ -0-, $ -0-, and $ -0- in 2006, 2005 and 2004, respectively. As of December 31, 2006 the Company has not received a ruling from the Internal Revenue Service concerning the net operating loss and investment credit carryovers. Until the tax savings which result from the utilization of these carry-forwards is assured, the Company will not pay to Exploration's unsecured creditors any of the tax savings benefit. As of December 31, 2006 and 2005, the Company owes $97,000 respectively to Exploration's unsecured creditors.

In calculating tax savings benefits described above, consideration was given to the alternative minimum tax, where applicable, and the tax effects of temporary differences, as shown below:

Income tax differed from the amounts computed by applying an effective U.S. federal income tax rate of 34% to pretax income in 2006, 2005 and 2004 as a result of the following:

                                               2006        2005        2004
                                          -----------  ----------  ----------
    Computed expected tax expense         $   493,000  $  718,000  $  649,000
    Miscellaneous timing differences
      related to book and tax depletion
      differences and the expensing of
      intangible drilling costs               493,000    (358,000)   (505,000)
                                          -----------  ----------  ----------
                                          $       -    $  360,000  $  144,000
                                          ===========  ==========  ==========


Deferred income taxes reflect the effects of temporary differences between the tax bases of assets and liabilities and the reported amounts of those assets and liabilities for financial reporting purposes. Deferred income taxes also reflect the value of net operating losses, investment tax credits and an offsetting valuation allowance. The Company's total deferred tax assets and corresponding valuation allowance at December 31, 2006 and 2005 consisted of the following:

                                                         December 31,
                                                 ----------------------------
                                                       2006            2005
                                                 ------------    ------------
  Deferred tax assets
    Depreciation, depletion and amortization          247,000         441,000
    Other, net                                          9,000           9,000
                                                 ------------    ------------
      Total                                           256,000         450,000

  Deferred tax liabilities
    Expired leasehold                                 (58,000)        (58,000)
    Intangible drilling costs                      (1,522,000)     (1,186,000)
                                                  ------------    ------------
  Net deferred tax liability                       (1,324,000)       (794,000)
                                                  ============    ============

9. CASH FLOW INFORMATION

The Company does not consider any of its assets, other than cash and certificates of deposit shown as cash on the balance sheet, to meet the definition of a cash equivalent.

Net cash provided by operating activities includes cash payments for interest of $94,000, $105,000 and $ -0- for the years 2006, 2005 and 2004, respectively.
Also included are cash payments for taxes of $445,000, $373,000, and $260,000 in 2006, 2005 and 2004, respectively.

Excluded from the Consolidated Statements of Cash Flows were the effects of certain non-cash investing and financing activities, as follows:

                                               2006        2005        2004
                                           ----------- ----------- -----------
  Addition (reduction) of Oil & Gas
    Properties by recognition of
    Asset Retirement Obligation            $   (22,000)    239,000       -
  Purchase of land and commercial office
    building in exchange for note payable          -           -     1,800,000
                                           ----------- ----------- -----------
                                           $   (22,000)$   239,000 $ 1,800,000
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

11.  CONCENTRATIONS OF CREDIT RISK

As of December 31, 2006, the Company had approximately $2,418,000 in accounts at one bank, including $375,000 of short term certificates of deposit and $3,421,000 in a second bank, including $975,000 of short-term certificates of deposit. The Company also had $1,273,000, including $960,000 of short-term certificates of deposit invested at two other banking institutions.

Most of the Company's business activity is located in Texas. Accounts receivable as of December 31, 2006 and 2005 are due from both individual and institutional owners of joint interests in oil and gas wells as well as purchasers of oil and gas. A portion of the Company's ability to collect these receivables is dependent upon revenues generated from sales of oil and gas produced by the related wells.

12. FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments at December 31, 2006 and 2005 follow:

                                -------- 2006 ------    -------- 2005 -------
                                Carrying       Fair     Carrying       Fair
                                 Amount       Value      Amount       Value
                              ----------- ----------- ----------- -----------
     Cash                     $ 5,759,000 $ 5,759,000 $ 5,508,000 $ 5,508,000
     Accounts receivable        1,173,000   1,173,000   1,228,000   1,228,000

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

At December 31, 2006 the Company has acquired bonds and letters of credit issued in favor of various state regulatory agencies as mandated by state law in order to comply with financial assurance regulations required to perform oil and gas operations within the various state jurisdictions.

The Company has eleven, $5,000 single-well bonds totaling $55,000 with an insurance company, for wells the Company operates in Alabama. The bonds are written for a three year period. The Company also has a single-well bond in the amount of $10,000 with a different insurance company for a well operated in New Mexico. This bond renews annually.

The Company has nine letters of credit from a credit union issued for the benefit of various state regulatory agencies in Texas, Oklahoma, and Louisiana, ranging in amounts from $25,000 to $50,000 and totaling $275,000. These letters of credit have expiration dates that range from April 30, 2007 through March 31, 2008 and are fully secured by funds on deposit with the credit union in business money market accounts.

14. ADDITIONAL OPERATIONS AND BALANCE SHEET INFORMATION

Certain information about the Company's operations for the years ended December 31, 2006, 2005, and 2004 follows.

Sale of Oil & Gas Properties
----------------------------

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

Significant Oil and Gas Purchasers
----------------------------------

Dependence on Purchasers

The Company's oil sales are made on a day to day basis at approximately the current area posted price. The loss of any oil purchaser would not have an adverse effect upon operations. The Company generally contracts to sell its natural gas to purchasers pursuant to short-term contracts. Additionally, some of the Company's natural gas not under contract is sold at the then current prevailing "spot" price on a month to month basis. Following is a summary of significant oil and gas purchasers during the three-year period ended
December 31, 2006.

                                             Year Ended December 31, (1)
                                          --------------------------------
            Purchaser                         2006       2005       2004
-----------------------------------------   --------   --------   --------
Enbridge Energy Partners                       38%        39%        14%
Shell Trading (US) Company                      8%         7%         6%
ETC Texas Pipeline                              5%         -%         -%
Plains Marketing, LP.                           6%         6%         6%
Devon Gas Services, L.P                         4%         6%        12%
Crosstex Energy Services, Ltd                   3%         5%         8%
Empire Pipeline Corp                            3%         -%         -%
Teppco Refining                                 3%         -%         -%
Dynegy Midstream Services, LIM                  -%         5%        11%
Panther Pipeline North Texas, Inc.              -%         -%        13%
LIG Chemical Company                            -%         -%         2%

(1)  Percent of Total Oil & Gas Sales

Oil and Gas is sold to approximately 110 different purchasers (such as Devon Gas Services, L.P., Enbridge Energy Partners (formerly Cantera Resources, Inc.), Plains Marketing, L.P., Shell Trading (US) Company, Dynegy Midstream Services, Empire Pipeline Corporation, and Duke Energy Field Services under market sensitive, short-term contracts computed on a month to month basis.

Except as set forth above, there are no other customers of the Company that individually accounted for more than 5% of the Company's oil and gas revenues during the three years ended December 31, 2006.


The Company currently has no hedged contracts.

Certain revenues, costs and expenses related to the Company's oil and gas operations are as follows:

                                                Year Ended December 31,
                                          -----------------------------------
                                              2006        2005        2004
                                          ----------- ----------- -----------
  Capitalized costs relating to oil
    and gas producing activities:

      Unproved properties                 $   428,000 $   349,000 $   696,000
      Proved properties                     7,674,000   6,470,000   5,287,000
                                          ----------- ----------- -----------
        Total capitalized costs             8,102,000   6,819,000   5,983,000

      Accumulated amortization             (4,631,000) (4,196,000) (3,467,000)
                                          ----------- ----------- -----------
        Total capitalized costs, net      $ 3,471,000 $ 2,623,000 $ 2,516,000
                                          =========== =========== ===========



                                                  Year Ended December 31,
                                          -----------------------------------
                                              2006        2005       2004
                                          ----------- ----------- -----------
  Costs incurred in oil and gas property
    acquisition, exploration and
    development:
      Acquisition of properties           $       -   $       -   $       -
      Development costs                     1,283,000     621,000   1,526,000
                                          ----------- ----------- -----------
        Total costs incurred              $ 1,283,000 $   621,000 $ 1,526,000
                                          =========== =========== ===========


                                                 Year Ended December 31,
                                          -----------------------------------
                                              2006        2005        2004
                                          ----------- ----------- -----------
Results of Operations from producing
  activities:
    Sales of oil and gas                  $ 5,076,000 $ 5,541,000 $ 4,039,000
                                          ----------- ----------- -----------

    Production costs                        2,106,000   1,747,000   1,235,000
    Amortization of oil and gas
      Properties                              435,000     738,000     477,000
                                          ----------- ----------- -----------
    Total production costs                  2,541,000   2,485,000   1,712,000
                                          ----------- ----------- -----------
      Total net revenue                   $ 2,535,000 $ 3,056,000 $ 2,327,000
                                          =========== =========== ===========

                                                  Year Ended December 31,
                                          -----------------------------------
                                              2006        2005        2004
                                          ----------- ----------- -----------
 Sales price per equivalent Mcf             $  6.16     $  7.07     $  5.64
                                          =========== =========== ===========

Production costs per equivalent Mcf         $  2.55     $  2.23     $  1.73
                                          =========== =========== ===========

Amortization per equivalent Mcf             $  0.53     $  1.03     $   .67
                                          =========== =========== ===========


                                                  Year Ended December 31,
                                          -----------------------------------
                                              2006        2005        2004
                                          ----------- ----------- -----------
Results of Operations from gas
gathering and equipment rental
activities:

  Revenue                                 $   140,000 $   167,000 $   158,000
                                          ----------- ----------- -----------

  Operating expenses                           50,000      29,000      24,000
  Depreciation                                 10,000      10,000      10,000
                                          ----------- ----------- -----------
    Total costs                                60,000      39,000      34,000
                                          ----------- ----------- -----------
      Total net revenue                   $    80,000 $   128,000 $   124,000
                                          =========== =========== ===========

15.  BUSINESS SEGMENTS

The Company's three business segments are (1) oil and gas exploration, production and operations, (2) transportation and compression of natural gas, and (3) commercial real estate investment. Management has chosen to organize the Company into the three segments based on the products or services provided. The following is a summary of selected information for these segments for the three-year period ended December 31, 2006:

                                                 Year Ended December 31,
                                          -----------------------------------
                                              2006        2005        2004
                                          ----------- ----------- -----------
Revenues: (3)
  Oil and gas exploration, production
    and operations                        $ 5,230,000 $ 5,661,000 $ 4,166,000
  Gas gathering, compression and
    equipment rental                          140,000     167,000     158,000
  Real estate rental                          430,000     302,000       3,000
                                          ----------- ----------- -----------
                                          $ 5,800,000 $ 6,130,000 $ 4,327,000
                                          =========== =========== ===========

Depreciation, depletion and
Amortization expense:
  Oil and gas exploration, production
    and operations                        $   471,000 $   738,000 $   487,000
  Gas gathering, compression and
    equipment rental                           10,000      10,000      10,000
  Real estate rental                           47,000      47,000       1,000
                                          ----------- ----------- -----------
                                          $   528,000 $   795,000 $   498,000
                                          =========== =========== ===========


Income from operations:
  Oil and gas exploration, production
    and operations                        $ 2,653,000 $ 3,176,000 $ 2,445,000
  Gas gathering, compression and
    equipment rental                           80,000     128,000     123,000
  Real estate rental                           53,000    (229,000)        -
                                          ----------- ----------- -----------
                                            2,786,000   3,075,000   2,568,000
Corporate and other (1)                    (1,302,000) (1,658,000) (1,302,000)
                                          ----------- ----------- -----------
Consolidated net income (loss)            $ 1,484,000 $ 1,417,000 $ 1,266,000
                                          =========== =========== ===========

Identifiable Assets net of DDA:
  Oil and gas exploration, production
    and operations                        $ 3,507,000 $ 2,682,000 $ 2,531,000
  Gas gathering, compression and
    equipment rental                           23,000      31,000      39,000
  Real estate rental                        2,076,000   1,937,000   1,985,000
                                          ----------- ----------- -----------
                                          $ 5,606,000 $ 4,650,000 $ 4,555,000
Corporate and other (2)                     7,418,000   6,737,000   5,160,000
                                          ----------- ----------- -----------
Consolidated total assets                 $13,024,000 $11,387,000 $ 9,715,000
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



16. SUPPLEMENTARY INCOME STATEMENT INFORMATION

The following items were charged directly to expense:

                                                  Year Ended December 31,
                                          -----------------------------------
                                              2006        2005        2004
                                          ----------- ----------- -----------
  Maintenance and repairs                 $    31,000 $   10,000  $    13,000
  Production taxes                            290,000    303,000      236,000
  Taxes, other than payroll and
    income taxes                               37,000     70,000       42,000

17.  QUARTERLY DATA (UNAUDITED)

The table below reflects selected quarterly information for the years ended December 31, 2006, 2005 and 2004.

                                        Year Ended December 31, 2006
                               ----------------------------------------------
                                  First      Second       Third      Fourth
                                 Quarter     Quarter     Quarter     Quarter
                               ----------  ----------  ----------  ----------
Revenue                        $1,561,000  $1,520,000  $1,696,000  $1,397,000
Expense                          (927,000) (1,176,000) (1,233,000) (1,388,000)
                               ----------  ----------  ----------  ----------
Operating income                  634,000     344,000     463,000       9,000
Current tax provision              (2,000)   (133,000)   (115,000)    250,000
Deferred tax provision           (161,000)    (91,000)    (20,000)   (258,000)
                               ----------  ----------  ----------  ----------
Net income                        471,000     120,000     328,000       1,000
                               ==========  ==========  ==========  ==========

Earnings per share
  of common stock
     Basic                        $0.06       $0.02       $0.04        $0.00
     Diluted                      $0.06       $0.02       $0.04        $0.00



                                        Year Ended December 31, 2005
                               ----------------------------------------------
                                  First      Second       Third      Fourth
                                 Quarter     Quarter     Quarter     Quarter
                               ----------  ----------  ----------  ----------
Revenue                        $1,306,000  $1,503,000  $1,465,000  $2,121,000
Expense                          (698,000)   (898,000) (1,037,000) (1,652,000)
                               ----------  ----------  ----------  ----------
Operating income                  608,000     605,000     428,000     469,000
Current tax provision            (109,000)   (140,000)    (76,000)    (35,000)
Deferred tax provision            (55,000)    (40,000)    (39,000)   (199,000)
                               ----------  ----------  ----------  ----------
Net income                        444,000     425,000     313,000     235,000
                               ==========  ==========  ==========  ==========

Earnings per share
  of common stock
     Basic                        $0.06       $0.06       $0.04       $0.03
     Diluted                      $0.06       $0.06       $0.04       $0.03

                                     Year Ended December 31, 2004
                               ----------------------------------------------
                                  First      Second       Third      Fourth
                                 Quarter     Quarter     Quarter     Quarter
                               ----------  ----------  ----------  ----------
Revenue                        $1,004,000  $1,028,000  $1,169,000  $1,314,000
Expense                          (564,000)   (544,000)   (644,000)   (910,000)
                               ----------  ----------  ----------  ----------
Operating income                  440,000     484,000     525,000     404,000
Current tax provision             (13,000)   (156,000)   (115,000)    140,000
Deferred tax provision                -           -           -      (443,000)
                               ----------  ----------  ----------  ----------
Net income                        427,000     328,000     410,000     101,000
                               ==========  ==========  ==========  ==========

Earnings per share
  of common stock
     Basic                        $0.06       $0.04       $0.05       $0.01
     Diluted                      $0.06       $0.04       $0.05       $0.01


18.   SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

The Company's net proved oil and natural gas reserves as of December 31, 2006 have been estimated by Netherland, Sewell & Associates, Inc. The Company's net proved oil and natural gas reserves as of December 31, 2005 and 2004 were estimated by Company personnel. All estimates are in accordance with guidelines established by the Securities and Exchange Commission. Accordingly, the following reserve estimates were based on existing economic and operating conditions. Oil and gas prices in effect at December 31, of each year were used. Operating costs, production and ad valorem taxes and future development costs were based on current costs with no escalation.

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

Changes in Estimated Quantities of Proved Oil and Gas Reserves (Unaudited):

                                                    Crude Oil     Natural Gas
                                                       Bbls          Mcf
                                                  ------------   ------------
Quantities of Proved Reserves:
------------------------------
  Balance December 31, 2003                            365,230      9,353,560
    Sales of reserves in place                             -              -
    Acquired properties                                    -              -
    Extensions and discoveries                           3,590        418,592
    Revisions of previous estimates                     73,271      4,537,079
    Production                                         (23,098)      (577,099)
                                                  ------------   ------------
  Balance December 31, 2004                            418,993     13,732,132
    Sales of reserves in place                            (770)        (6,113)
    Acquired properties                                    -              -
    Extensions and discoveries                           6,407        188,973
    Revisions of previous estimates                     80,316      1,522,389
    Production                                         (21,323)      (655,568)
                                                  ------------   ------------
  Balance December 31, 2005                            483,623     14,781,813
    Sales of reserves in place                             -              -
    Acquired properties                                    -              -
    Extensions and discoveries                          35,856      6,098,653
    Revisions of previous estimates                   (137,414)    (6,822,992)
    Production                                         (25,443)      (671,512)
                                                  ------------   ------------
  Balance December 31, 2006                            356,622     13,385,962
                                                  ============   ============

Proved Developed Reserves:
--------------------------
  Balance December 31, 2004                            389,851      6,887,978
  Balance December 31, 2005                            433,455      7,109,815
  Balance December 31, 2006                            340,870      7,352,511


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

Reserve estimates were prepared in accordance with standard Security and Exchange Commission guidelines. The future net cash flow was computed using year-end 2006 oil and gas prices. Lease operating costs, compression, dehydration, transportation, ad valorem taxes, severance taxes, and federal income taxes were deducted. Costs and prices were held constant and were not escalated over the life of the properties. No deduction has been made for interest, or general corporate overhead. The annual discount of estimated future cash flows is defined, for use herein, as future cash flows discounted at 10% per year, over the expected period of realization.

Proved Developed Reserves were calculated based on Decline Curve Analysis on 91 operated wells and 275 non-operated wells. Materially insignificant non-operated wells were excluded from the reserve estimate.

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

Standardized measure of discounted future net cash flows related to proved reserves:

                                               Year Ended December 31,
                                       --------------------------------------
                                           2006         2005         2004
                                       ------------ ------------ ------------

  Future production revenue            $ 81,294,000 $130,178,000 $ 87,568,000
  Future development costs               (4,778,000) (13,831,000)  (8,300,000)
  Future production costs               (21,323,000) (25,144,000) (22,668,000)
                                       ------------ ------------ ------------
  Future net cash flow before
    Federal income tax                   55,193,000   91,203,000   56,600,000
  Future income taxes                   (15,454,000) (22,941,000) (15,175,000)
                                       ------------ ------------ ------------
  Future net cash flows                  39,739,000   68,262,000   41,425,000
  Effect of 10% annual discounting      (14,074,000) (40,401,000) (24,534,000)
                                       ------------ ------------ ------------
  Standardized measure of
    Discounted net cash flows          $ 25,655,000 $ 27,861,000 $ 16,891,000
                                       ============ ============ ============

Changes in the standardized measure of discounted future net cash flows:

                                               Year Ended December 31,
                                       --------------------------------------
                                           2006         2005         2004
                                       ------------ ------------ ------------

Beginning of the year                  $ 27,861,000 $ 16,891,000 $ 11,862,000
  Oil and gas sales, net of
    production costs                     (2,970,000)  (5,541,000)  (2,644,000)
  Purchases of reserves in place                -            -            -
  Sales of reserves in place                    -        (31,000)         -
  Net change in prices, net of
    production costs                     (8,513,000)  13,063,000    7,809,000
  Extensions, discoveries and additions   9,251,000)         -            -
  Changes in production rates,
    timing and other                            -     (7,571,000)  (3,101,000)
  Revisions of quantity estimate         (1,592,000   11,722,000    7,662,000
  Effect of income tax                   (1,158,000)  (2,361,000)  (5,883,000)
  Accretion of discount                   2,786,000    1,689,000    1,186,000
                                       ------------ ------------ ------------
End of year                            $ 25,655,000 $ 27,861,000 $ 16,891,000
                                       ============ ============ ============

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                     VALUATION AND QUALIFYING ACCOUNTS
               YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

                                                                  SCHEDULE II

           Beginning                        Costs &                  Ending
          Description           Balance     Expenses   Deductions    Balance
----------------------------- ----------- ----------- ----------- -----------
Allowance for
  doubtful Accounts


    December 31, 2004             $   30,000 $      -   $      -   $   30,000
                                  ========== ========== ========== ==========

    December 31, 2005             $   30,000 $      -   $ 16,000   $   14,000
                                  ========== ========== ========== ==========

    December 31, 2006             $   14,000 $      -   $      -   $   14,000
                                  ========== ========== ========== ==========

                                                                  SCHEDULE III

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                 REAL ESTATE AND ACCUMULATED DEPRECIATION


                  Initial Cost to Corporation                      Total Cost
-----------------------------------------------------------------  Subsequent
   Description               Encumbrances    Land      Buildings  ToAcquist'n
-------------------------   ------------- ----------- ----------- -----------
Two story multi-tenant
garden office building with
sub-grade parking garage
located in Dallas, Texas           (b)    $  688,000 $1,298,000      $210,000


 Gross Amounts at Which Carried at Close of Year
                                                   Life on which
                                      Accumulated   Depreciation      Date
    Land     Buildings      Total    Depreciation    Calculated     Acquired
---------- ------------ ----------- -------------   ------------   -----------
$  688,000 $ 1,508,000  $ 2,196,000  $    120,000        (a)        12/27/2004


Notes to Schedule III

(a) See Footnote 2 to the Financial Statements outlining depreciation methods and lives.

(b) See description of notes payable in Footnote 5 to the Financial Statements outlining the terms and provisions of the acquisition loan for the building.

(c) The reconciliation for investments in real estate and accumulated depreciation for the years ended December 31, 2006 is as follows:

                                               Investments in    Accumulated
                                                 Real Estate    Depreciation
                                                ------------    ------------
Balance, December 31, 2003
   Acquisitions                                    1,986,000
   Depreciation expense                                  -             1,000
                                                ------------    ------------
Balance, December 31, 2004                      $  1,986,000    $      1,000

   Acquisitions                                          -               -
   Depreciation expense                                  -            48,000
                                                ------------    ------------
Balance, December 31, 2005                      $  1,986,000    $     49,000

   Acquisitions                                      210,000             -
   Depreciation expense                                  -            71,000
                                                ------------    ------------
Balance, December 31, 2006                      $  2,196,000    $    120,000
                                                ============    ============

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES


Index to Exhibits

The following documents are filed as exhibits (or are incorporated by reference as indicated) into this Report:


      Exhibit
     Designation                        Description

        3.1 Articles of Incorporation of Spindletop Oil & Gas Co. (previously filed with our General Form for Registration of Securities on Form 10, filed with the Commission on August 14, 1990)

        3.2 Bylaws of Spindletop Oil & Gas Co. (previously filed with our General Form for Registration of Securities on Form 10, filed with the Commission on August 14, 1990)

        14 Code of Ethics for Senior Financial Officers (previously filed with our Annual Report Form 10-K for the fiscal year ended December 31, 2005)

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

                                                                   Exhibit 31.1

                              CERTIFICATIONS


I, Chris G. Mazzini, certify that:

1.   I have reviewed this report on Form 10-K of Spindletop Oil & Gas Co.;

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



Dated April 16, 2007



                                       /s/ Chris G. Mazzini
                                       CHRIS G. MAZZINI
                                       Chief Executive Officer

                                                                   Exhibit 31.2

                              CERTIFICATIONS


I, Robert E. Corbin, certify that:

1.    I have reviewed this report on Form 10-K of Spindletop Oil  & Gas Co.;

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



Dated: April 16, 2007



                                       /s/ Robert E. Corbin
                                       ROBERT E. CORBIN
                                       Principal Financial and
                                       Accounting Officer

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


Dated: April 16, 2007



                                       /s/ Chris G. Mazzini
                                       CHRIS G. MAZZINI
                                       Chief Executive Officer


                                       /s/ Robert E. Corbin
                                       ROBERT E. CORBIN
                                       Principal Financial and
                                       Accounting Officer