Form 10-Q
period 2007-03-31
SPINDLETOP OIL & GAS CO
filed 2007-05-18
CIK 867038

FORM 10-Q

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549


        [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTER ENDED MARCH 31, 2007

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 18, 2007, there were 7,600,803 shares of the Company's common stock outstanding.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

                                 FORM 10-Q
                   For the quarter ended March 31, 2007

         Index to Consolidated Financial Statements and Schedules



                                                                         Page
Part I - Financial Information:

   Item 1. - Financial Statements

      Consolidated Balance Sheets
         March 31, 2007 (Unaudited) and December 31, 2006                 4-5

      Consolidated Statements of Income or Loss (Unaudited)
         Three Months Ended March 31, 2007 and 2006                         6

      Consolidated Statements of Cash Flows (Unaudited)
         Three Months Ended March 31, 2007 and 2006                         7

      Notes to Consolidated Financial Statements                            8

   Item 2. - Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            9

   Item 4. - Controls and Procedures                                       11

Part II - Other Information:

   Item 1A - Risk Factors                                                  12

   Item 5. - Other Information                                             13

   Item 6. - Exhibits                                                      13

Part I - Financial Information

Item 1. - Financial Statements


                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                                              As of
                                                    -------------------------
                                                      March 31    December 31
                                                        2007          2006
                                                    (Unaudited)
                                                    -----------   -----------
                      ASSETS

Current Assets
   Cash                                             $ 6,550,000   $ 5,759,000
   Accounts receivable, trade                           946,000     1,173,000
   Prepaid expenses, related party                          -          60,000
   Prepaid income tax                                   315,000       426,000
                                                    -----------   -----------
      Total Current Assets                            7,811,000     7,418,000
                                                    -----------   -----------

Property and Equipment, at cost
   Oil and gas properties (full cost method)          8,509,000     8,102,000
   Rental equipment                                     399,000       399,000
   Gas gathering systems                                145,000       145,000
   Other property and equipment                         141,000       141,000
                                                    -----------   -----------
                                                      9,194,000     8,787,000
Accumulated depreciation and amortization            (5,371,000)   (5,257,000)
                                                    -----------   -----------
      Total Property and Equipment, net               3,823,000     3,530,000
                                                    -----------   -----------

Real Estate Property, at cost
   Land                                                 688,000       688,000
   Commercial office building                         1,509,000     1,508,000
   Accumulated depreciation                            (143,000)     (120,000)
                                                    -----------   -----------
      Total Real Estate Property, net                 2,054,000     2,076,000
                                                    -----------   -----------

Other Assets                                              1,000           -
                                                    -----------   -----------
Total Assets                                        $13,689,000   $13,024,000
                                                    ===========   ===========



      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS - (Continued)


                                                              As of
                                                    -------------------------
                                                      March 31    December 31
                                                        2007          2006
                                                    (Unaudited)
                                                    -----------   -----------
        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Notes payable, current portion                   $   120,000   $   120,000
   Accounts payable and accrued liabilities           2,606,000     2,237,000
   Tax savings benefit payable                           97,000        97,000
                                                    -----------   -----------
      Total current liabilities                       2,823,000     2,454,000
                                                    -----------   -----------

Noncurrent Liabilities
   Notes payable, long-term portion                   1,290,000     1,320,000
   Asset retirement obligation                          259,000       251,000
                                                    -----------   -----------
                                                      1,549,000     1,571,000
                                                    -----------   -----------

Deferred income tax payable                           1,415,000     1,324,000
                                                    -----------   -----------

Shareholders' Equity
   Common stock, $.01 par value; 100,000,000
      Shares authorized; 7,677,471 shares issued
      at March 31, 2007 and December 31, 2006.
      7,600,803 shares outstanding at March 31, 2007
      and 7,595,803 shares outstanding at
      December 31, 2006                                  77,000        77,000
   Additional paid-in capital                           860,000       850,000
   Treasury Stock                                       (39,000)      (40,000)
   Retained earnings                                  7,004,000     6,788,000
                                                    -----------   -----------
      Total Shareholders' Equity                      7,902,000     7,675,000
                                                    -----------   -----------

Total Liabilities and Shareholders' Equity          $13,689,000   $13,024,000
                                                    ===========   ===========







      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                (Unaudited)


                                                       Three Months Ended
                                                    -------------------------
                                                      March 31      March 31
                                                        2007          2006
                                                    -----------   -----------
Revenues
   Oil and gas revenue                              $ 1,125,000   $ 1,381,000
   Revenue from lease operations                         36,000        35,000
   Gas gathering, compression and
      Equipment rental                                   25,000        19,000
   Real estate rental income                            125,000        76,000
   Interest income                                       85,000        49,000
   Other                                                 21,000         1,000
                                                    -----------   -----------
      Total revenue                                   1,417,000     1,561,000
                                                    -----------   -----------
Expenses
   Lease operations                                     295,000       318,000
   Pipeline and rental operations                        12,000        26,000
   Real estate operations                                66,000        68,000
   Depreciation, depletion and amortization             136,000       216,000
   Asset retirement obligation accretion                  9,000           -
   General and administrative                           448,000       275,000
   Interest expense                                      33,000        24,000
                                                    -----------   -----------
      Total Expenses                                    999,000       927,000
                                                    -----------   -----------
Income Before Income Tax                                418,000       634,000
                                                    -----------   -----------

Current tax provision                                   111,000         2,000
Deferred tax provision                                   91,000       161,000
                                                    -----------   -----------
                                                        202,000       163,000
                                                    -----------   -----------

Net Income                                          $   216,000    $  471,000
                                                    ===========   ===========

Earnings per Share of Common Stock
   Basic and diluted                                $     0.03    $     0.06
                                                    ===========   ===========
Weighted Average Shares Outstanding
   Basic and diluted                                  7,595,803     7,585,803
                                                    ===========   ===========



      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                        Three Months Ended
                                                    -------------------------
                                                      March 31      March 31
                                                        2007          2006
                                                    -----------   -----------
Cash Flows from Operating Activities
   Net Income                                       $   216,000   $   471,000
      Reconciliation of net income
        to net cash provided by
      Operating Activities
         Depreciation, depletion and amortization       136,000       216,000
         Employee compensation paid with
           treasury stock                                11,000           -
         Changes in prepaid expense                      60,000           -
         Changes in accounts receivable, trade          227,000       369,000
         Changes in prepaid income taxes                111,000           -
         Changes in accounts payable                    369,000       138,000
         Changes in current taxes payable                   -           2,000
         Changes in deferred tax payable                 91,000       162,000
         Changes in asset retirement obligation           8,000           -
         Other                                           (1,000)        1,000
                                                    -----------   -----------
Net cash provided by operating activities             1,228,000     1,359,000
                                                    -----------   -----------

Cash flows from Investing Activities
   Capitalized acquisition, exploration
     and development costs                             (407,000)     (278,000)
   Proceeds from sale of other property and equipment       -          10,000
   Purchase of other property and equipment                 -             -
   Proceeds from sale of oil & gas property                 -          23,000
                                                    -----------   -----------
Net cash used for investing activities                 (407,000)     (245,000)
                                                    -----------   -----------

Cash Flows from Financing Activities
   Decrease in notes payable                            (30,000)      (30,000)
                                                    -----------   -----------
Net cash used for financing activities                  (30,000)      (30,000)
                                                    -----------   -----------

Increase in cash                                        791,000     1,084,000

Cash at beginning of period                           5,759,000     5,508,000
                                                    -----------   -----------
Cash at end of period                               $ 6,550,000   $ 6,592,000
                                                    ===========   ===========



      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

1. BASIS OF PRESENTATION AND ORGANIZATION

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended December 31, 2006 for further information.

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


2.  COMMON STOCK

Effective March 22, 2007, the Company issued 5,000 shares of restricted common stock to a key employee pursuant to an employment package. The shares were valued at $2.12 per share, a 60% discount from the believed market value for free trading shares at the time of issue of $5.30 per share. The discount was determined based in part on the fact that the shares were restricted and could not be sold or traded for at least one year from the date of issue. The amount was expensed as general and administrative expense. The shares of common stock were issued out of Treasury Stock and reduced the amount of the Company's common stock held in Treasury form 81,669 to 76,668 shares. This transaction was recorded in accordance with FAS 123-R that became effective on January 1, 2006.

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

Results of Operations

2007 Compared to 2006

Oil and gas revenues for the first quarter of 2007 were $1,125,000, a decrease of approximately $256,000 over revenues from the same period in 2006.

Natural gas revenues for the first three months of 2007 were $825,000 compared to $1,007,000 for the same period in 2006. Natural gas volumes for the first quarter of 2007 was approximately 132,500 mcf, a decrease of approximately 5,500 mcf (4.0 %) from that produced during the first quarter of 2006. The Company realized an increase in gas production of approximately 15,700 mcf
between the two periods in its Olex U.S. lease in Denton County, Texas   The
Company's horizontal well completed in February, 2007 produced approximately 22,000 mcf for the first quarter of 2007. Offsetting these increases, are two Louisiana wells have been shut-in due to salt water disposal problems that have resulted in an approximate decrease of over 5,600 mcf between the two periods. The remaining net decrease in production was a combination of wells with increased production and wells with decreased production for both operated and non-operated wells. Average natural gas prices received were $6.23 per mcf in the first quarter of 2007 compared to $7.29 per mcf in the first three months of 2006, a decrease of approximately 14.5%.

Oil sales for the first three months of 2007 were $300,000 compared to $374,000 for the same period in 2006. Oil volumes for the first quarter of 2007 was approximately 5,614 bbls, a decrease of approximately 786 bbls (12.3 %) from
that produced during the first quarter of 2006.   Approximately 1,600 bbls of
the decrease between the two periods came from two operated wells in South Texas, two operated wells in West Texas and one Well in Louisiana that were temporarily shut-in due to re-works for parted pipes, and other operational problems. The remaining net decrease in production was a combination of increased and decreased production in both operated and non-operated wells. Average oil prices received were $53.40 per bbl in the first quarter of 2007 compared to $58.46 per bbl in the first three months of 2006, a decrease of approximately 8.7%.

Real estate rental income for the first quarter of 2007 was $49,000 greater than for the same quarter in 2006. This is due to the leasing of approximately 14,000 square feet of office space at the beginning of the third quarter of 2006. Rental income from this new tenant is included in revenue for the current quarter.

Interest income increased by approximately $36,000 as the amount of cash invested in certificates of deposit increased over the previous year, and interest rates earned were higher than in 2006.

Lease operations in the first quarter of 2007 were $295,000, approximately $23,000 less than incurred during the first three months of 2006.

The depletion calculation for the first quarter of 2007 is lower than that calculated in 2006. The company has re-evaluated its proved oil and gas reserve quantities, and at the same time significantly decreased the amount of estimated future development costs. This reduction of estimated future costs reduced the full cost pool which is being amortized. This resulted in a reduction of depletion expense of approximately $79,000 during the first quarter of 2007 as compared with the first quarter of 2006.

General and administrative costs for the first quarter of 2007 were up due to the addition of several full-time employees and consultants during 2006 and the first quarter of 2007 as the Company expanded its operations into drilling wells and identification and acquisition of projects to develop.


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


Item 4. - Controls and Procedures

(a) As of the end of the period covered by this report, Spindletop Oil & Gas Co. carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15. Based upon the evaluation, the Company's Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) which is required to be included in the Company's periodic SEC filings.

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Part II - Other Information


Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

During the period, the following securities of the Registrant, which were not registered under the Securities Act, were sold or otherwise issued:

Effective March 22, 2007, the Company issued 5,000 shares of restricted common stock to a key employee pursuant to an employment package. The shares were valued at $2.10 per share, a 60% discount from the believed market value for free trading shares at the time of issue of $5.25 per share. The discount was determined based in part on the fact that the shares were restricted and could not be sold or traded for at least one year from date of issue. The amount was expensed as general and administrative expense. The shares of common stock were issued out of Treasury Stock in reliance upon the exemption afforded by
Section 4(2) under the Securities Act of 1933 and reduced the amount of the Company's common stock held in Treasury from 81,668 to 76,668 shares.

The Company does not have any Board of Directors approved repurchase program and has not purchased any securities issued by the Company during the period covered by this report.


Item 5 - Other Information

The Company drilled two vertical Barnett Shale wells in Denton County, Texas during the last quarter of 2006. The Olex US # 7 well reached its total depth of 8,803 ft. on December 6, 2006 and production casing was set to the bottom. The Olex US # 6 well reached its total depth of 8,870 ft. on December 30, 2006 and production casing was also set to the bottom.

The Olex US # 7 well was completed during the first quarter of 2007 and was placed into production at a rate of 1,253 MCFG/D and 15 barrels of oil per day (BO/D) from the Upper and Lower Barnett Shale. The Olex US # 6 well was also completed in the Upper and Lower Barnett Shale during the first quarter of 2007 and tested at a rate of 1,769 MCFG/D and 35 BO/D. The well was placed into production on April 22, 2007.

The company owns a 53% and 52.5% working interest in the Olex U.S. #6 and #7 wells, respectively. The Olex U.S. lease is surrounded by productive Barnett Shale gas wells and with existing spacing rules, an additional 27 vertical wells could be drilled on this lease


Joint Drilling Development of North Texas Barnett Shale Leasehold.

The Company entered into a joint Barnett Shale horizontal drilling development program with an unrelated company during the third quarter of 2006. Under the terms of the Agreement, two Barnett Shale horizontal wells were drilled on the Company's acreage of during the fourth quarter of 2006. The Hutcheson # 2H and # 3H wells, located in the northeast quarter of Parker County, Texas were completed during the first quarter of 2007. The Hutcheson # 2H well was placed

                                   -12 -
in production on February 2, 2007 at a rate of 1,174 MCFG/D.  The Hutcheson
# 3H well was placed in production on March 15, 2007 at a rate of 1,057 MCFG/D. The Company holds a 50% working interest in the wells.

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

  32.1 *         Certification pursuant to 18 U.S.C. Section 1350.



____________________________
*  filed herewith

                                Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SPINDLETOP OIL & GAS CO.
                                       (Registrant)


Date:  May 18, 2007                    By: /s/ Chris G. Mazzini
                                       Chris G. Mazzini
                                       President, Chief Executive Officer



Date:  May 18, 2007                    By: /s/ Michelle H. Mazzini
                                       Michelle H. Mazzini
                                       Vice President, Secretary



Date:  May 18, 2007                    By: /s/ Robert E. Corbin
                                       Robert E. Corbin
                                       Controller, Principal Financial Officer

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



Dated: May 18, 2007



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



Dated: May 18, 2007



                                       /s/ Robert E. Corbin
                                       ROBERT E. CORBIN
                                       Controller, Principal Financial Officer

                                                                 Exhibit 32.1

                   Officers' Section 1350 Certifications

The undersigned officers of Spindletop Oil & Gas Co., a Texas corporation (the "Company"), hereby certifies that (i) the Company's Report on Form 10-Q for the quarter ended March 31, 2006 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and (ii) the information contained in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 fairly presents, in all material respects, the financial condition and results of operations of the Company, at and for the periods indicated.


Dated: May 18, 2007



                                       /s/ Chris G. Mazzini
                                       CHRIS G. MAZZINI
                                       President, Chief Executive Officer



                                       /s/ Robert E. Corbin
                                       ROBERT E. CORBIN
                                       Controller, Principal Financial Officer