Form 10-Q
period 2007-06-30
SPINDLETOP OIL & GAS CO
filed 2007-08-17
CIK 867038

FORM 10-Q

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549


        [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED JUNE 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act.                Yes  [    ]        No  [ X ]


  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                          PRECEEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities

Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.        Yes  [    ]        No  [    ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 17, 2007, there were 7,610,803 shares of the Company's common stock outstanding.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

                                 FORM 10-Q
                    For the quarter ended June 30, 2007

         Index to Consolidated Financial Statements and Schedules



                                                                        Page

Part I - Financial Information:

    Item 1. - Financial Statements

        Consolidated Balance Sheets
            June 30, 2007 (Unaudited) and December 31, 2006              4-5

        Consolidated Statements of Income or Loss (Unaudited)
            Six Months Ended June 30, 2007 and 2006 and
            Three Months Ended June 30, 2007 and 2006                      6

        Consolidated Statements of Cash Flows (Unaudited)
            Six Months Ended June 30, 2007 and 2006                        7

        Notes to Consolidated Financial Statements                         8

    Item 2. - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        9

    Item 4. - Controls and Procedures                                     11

Part II - Other Information:

    Item 1  - Legal Proceedings                                           12

    Item 1A - Risk Factors                                                 9

    Item 2  - Unregistered Sales of Equity Securities and
              Use of Proceeds                                             12

    Item 5. - Other Information                                           13

    Item 6. - Exhibits                                                    14

Part I - Financial Information

Item 1. - Financial Statements


                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                                              As of
                                                    -------------------------
                                                      June 30     December 31
                                                        2007          2006
                                                    (Unaudited)
                                                    -----------   -----------
          ASSETS

Current Assets
   Cash                                             $ 6,055,000   $ 5,759,000
   Accounts receivable, trade                         1,179,000     1,173,000
   Prepaid expenses, related party                          -          60,000
   Prepaid income tax                                   138,000       426,000
                                                    -----------   -----------
      Total Current Assets                            7,372,000     7,418,000
                                                    -----------   -----------

Property and Equipment, at cost
   Oil and gas properties (full cost method)          8,860,000     8,102,000
   Rental equipment                                     399,000       399,000
   Gas gathering systems                                145,000       145,000
   Other property and equipment                         141,000       141,000
                                                    -----------   -----------
                                                      9,545,000     8,787,000
Accumulated depreciation and amortization            (5,476,000)   (5,257,000)
                                                    -----------   -----------
      Total Property and Equipment, net               4,069,000     3,530,000
                                                    -----------   -----------

Real Estate Property, at cost
   Land                                                 688,000       688,000
   Commercial office building                         1,542,000     1,508,000
   Accumulated depreciation                            (192,000)     (120,000)
                                                    -----------   -----------
      Total Real Estate Property, net                 2,038,000     2,076,000
                                                    -----------   -----------

Other Assets                                              1,000           -
                                                    -----------   -----------
Total Assets                                        $13,480,000   $13,024,000
                                                    ===========   ===========



      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS - (Continued)


                                                              As of
                                                    -------------------------
                                                      June 30    December 31
                                                        2007          2006
                                                    (Unaudited)
                                                    -----------   -----------
      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Notes payable, current portion                   $   120,000   $   120,000
   Accounts payable and accrued liabilities           1,742,000     2,237,000
   Tax savings benefit payable                           97,000        97,000
                                                    -----------   -----------
       Total current liabilities                      1,959,000     2,454,000
                                                    -----------   -----------

Noncurrent Liabilities
   Notes payable, long-term portion                   1,260,000     1,320,000
   Asset retirement obligation                          257,000       251,000
                                                    -----------   -----------
                                                      1,517,000     1,571,000
                                                    -----------   -----------

Deferred income tax payable                           1,588,000     1,324,000
                                                    -----------   -----------

Shareholders' Equity
   Common stock, $.01 par value; 100,000,000
      Shares authorized; 7,677,471 shares issued
      at June 30, 2007 and December 31, 2006.
      7,600,803 shares outstanding at June 30, 2007
      and 7,595,803 shares outstanding at
      December 31, 2006                                  77,000        77,000
   Additional paid-in capital                           860,000       850,000
   Treasury Stock                                       (39,000)      (40,000)
   Retained earnings                                  7,518,000     6,788,000
                                                    -----------   -----------
      Total Shareholders' Equity                      8,416,000     7,675,000
                                                    -----------   -----------

Total Liabilities and Shareholders' Equity          $13,480,000   $13,024,000
                                                    ===========   ===========







      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                (Unaudited)

                                 Six Months Ended      Three Months Ended
                              --------------------- -------------------------
                                June 30     June 30     June 30     June 30
                                  2007        2006       2007        2006
                              ----------- ----------- ----------- -----------
Revenues
   Oil and gas revenue        $ 2,976,000 $ 2,586,000 $ 1,851,000 $ 1,205,000
   Revenue from lease
     operations                    98,000      70,000      62,000      35,000
   Gas gathering, compression
     and Equipment rental          72,000      52 000      47,000      33,000
   Real estate rental income      250,000     171,000     125,000      95,000
   Interest income                156,000     115,000      71,000      66,000
   Other                           25,000      87,000       4,000      86,000
                              ----------- ----------- ----------- -----------
         Total revenue          3,577,000   3,081,000   2,160,000   1,520,000
                              ----------- ----------- ----------- -----------
Expenses
   Lease operations               836,000     893,000     541,000     575,000
   Pipeline and rental operations  14,000      31,000       2,000       5,000
   Real estate operations         102,000     111,000      36,000      43,000
   Depreciation, depletion and
     amortization                 290,000     391,000     154,000     175,000
   Asset retirement obligation
     accretion                     17,000         -         8,000         -
   General and administrative     981,000     630,000     533,000     355,000
   Interest expense                55,000      47,000      22,000      23,000
                              ----------- ----------- ----------- -----------
         Total Expenses         2,295,000   2,103,000   1,296,000   1,176,000
                              ----------- ----------- ----------- -----------
Income Before Income Tax        1,282,000     978,000     864,000     344,000
                              ----------- ----------- ----------- -----------

Current tax provision             288,000     135,000     177,000     133,000
Deferred tax provision            264,000     252,000     173,000      91,000
                              ----------- ----------- ----------- -----------
                                  552,000     387,000     350,000     224,000
                              ----------- ----------- ----------- -----------
Net Income                    $   730,000 $  591,000  $   514,000 $   120,000
                              =========== =========== =========== ===========

Earnings per Share of
  Common Stock
    Basic and diluted         $      0.10 $     0.08  $      0.07 $      0.02
                              =========== =========== =========== ===========
Weighted Average Shares
  Outstanding
    Basic and diluted           7,599,339   7,585,803   7,599,339   7,585,803
                              =========== =========== =========== ===========

      The accompanying notes are an integral part of these statements.
                                    - 6 -

                 SPINDLETOP OIL & GAS CO AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                         Six Months Ended
                                                    -------------------------
                                                       June 30      June 30
                                                        2007          2006
                                                    -----------   -----------
Cash Flows from Operating Activities
   Net Income                                       $   730,000   $   591,000
      Reconciliation of net income
       to net cash provided by
       Operating Activities
         Depreciation, depletion and amortization       290,000       391,000
         Employee compensation paid with
            treasury stock                               11,000           -
         Changes in prepaid expense                      60,000           -
         Changes in accounts receivable, trade           (6,000)      233,000
         Changes in prepaid income taxes                288,000       (45,000)
         Changes in accounts payable                   (495,000)      209,000
         Changes in current taxes payable                   -         (20,000)
         Changes in deferred tax payable                264,000       252,000
         Changes in asset retirement obligation           6,000           -
         Other                                           (1,000)        1,000
                                                    -----------   -----------
Net cash provided by operating
   Activities                                         1,147,000     1,612,000
                                                    -----------   -----------

Cash flows from Investing Activities
   Capitalized acquisition, exploration
     and development costs                             (758,000)     (595,000)
   Proceeds from sale of other property and equipment       -          12,000
   Capitalized tenant improvements and broker fees      (33,000)     (127,000)
                                                    -----------   -----------
Net cash used for Investing
   Activities                                          (791,000)     (710,000)
                                                    -----------   -----------

Cash Flows from Financing Activities
   Decrease in notes payable                            (60,000)      (60,000)
                                                    -----------   -----------
Net cash used for Financing
   Activities                                           (60,000)      (60,000)
                                                    -----------   -----------

Increase in cash                                        296,000       842,000

Cash at beginning of period                           5,759,000     5,508,000
                                                    -----------   -----------
Cash at end of period                               $ 6,055,000   $ 6,350,000
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

Subsequent to the end of the quarter and effective August 15, 2007, the Company issued 10,000 shares of restricted common stock to a key employee pursuant to an employment package. The shares were valued at $2.10 per share, a 60% discount from the believed market value for free trading shares at the time of issue of $5.25 per share. The discount was determined based in part on the fact that the shares were restricted and cannot be sold or traded for at least one year from date of issue. The amount was expensed as general and administrative expense. The shares of common stock were issued out of Treasury

                                    - 8 -
Stock and reduced the amount of the Company's common stock held in Treasury from 76,668 to 66,668 shares. This transaction was recorded in accordance with FAS 123-R that became effective January 1, 2006

Item 2. - Management's Discussion and Analysis of Financial Condition and
           Results of Operations

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

Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the factors listed and described at Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company's Form 10-K for the fiscal year ended December 31, 2006 (the "Form 10-K").

Other sections of this report may also include suggested factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks may emerge from time to time and it is not possible for management to predict all such matters; nor can we assess the impact of all such matters on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our quarterly reports on Form 10-Q for future

                                    - 9 -
periods and current reports on Form 8-K as we file them with the SEC, and to other materials we may furnish to the public from time to time through Forms 8-K or otherwise.


Results of Operations

Six months ended June 30, 2007 compared to six months ended June 30, 2006

Total oil and gas revenues reported for the first six months ended June 30, 2007 were $2,976,000 while total oil and gas revenues reported for the same period in 2006 were $2,586,000.

Oil sales for the first six months of 2007 were $692,000 compared to $721,000 for the same period in 2006, a decrease of approximately $29,000 or -4%.
The decrease is due to several wells that were temporarily shut-in and awaiting repairs. Average oil prices for production sold in the first six months of 2007 was $ 56.68 per barrel compared to $62.51 per barrel for the first six months of 2006.

Gas Sales in the first six months of 2007 were $2,284,000 while total oil and gas revenues reported for the same period in 2006 were $1,865,000, an increase of $419,000 or 22%. The Company realized an increase in gas production between the two periods from its Olex U.S. lease in Denton County, Texas. In addition the Hutchinson #2H and #3H, two of the horizontal wells in Parker County were placed on production in February and March respectively. Average gas prices for production sold in the first six months of 2007 was $ 6.55 per mcf compared to $6.90 per mcf in 2006.

Lease operations were down $57,000 or 6% lower than in the same six month period of 2006.

Depletion expense is lower for the first six months of 2007 as the amount of cost for proved undeveloped properties included in the full cost pot was reduced significantly with the entry into the horizontal drilling program with a non-related third party. The reduction of the full cost pot reduced the amount of depletion charged to expense.

General and Administrative increased approximately $351,000 due to increased personnel cost and benefits due to the Company adding full-time employees, primarily in the technical side of operations.


Three months ended June 30, 2007 compared to three months ended June 30, 2006

Total oil and gas revenues reported for the three months ended June 30, 2007 were $1,851,000 while total oil and gas revenues reported for the same period in 2006 were $1,205,000.

Oil sales for the second quarter of 2007 were $391,000 compared to $345,000 for the same period in 2006, an increase of approximately $46,000 or 13%. Average oil prices for production sold in the second quarter of 2007 was $ 59.48 per barrel compared to $66.62 per barrel for the second quarter of 2006.

Gas Sales in the second quarter of 2007 were $1,460,000 while total oil and gas revenues reported for the same period in 2006 were $860,000, an increase of $600,000 or 70%. The Company realized an increase in gas production between the two periods from its Olex U.S. lease in Denton County, Texas. In addition the Hutchinson #2H and #3H, two of the horizontal wells in Parker County were placed on production in February and March respectively. Average gas prices for production sold in the second quarter of 2007 was $ 6.75 per mcf compared to $6.76 per mcf in 2006

Lease operations were down $34,000 or 6% lower than in the same three month period of 2006.

Depletion expense is lower for the first three months of 2007 as the amount of cost for proved undeveloped properties included in the full cost pot was reduced significantly with the entry into the horizontal drilling program with a non-related third party. The reduction of the full cost pot reduced the amount of depletion charged to expense.

General and Administrative increased approximately $178,000 due to increased personnel cost and benefits due to the Company adding full-time employees, primarily in the technical side of operations.

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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

On June 21, 2007, the acting United States attorney for the Eastern District of Texas filed an Information against Spindletop Drilling Company, a subsidiary of the registrant in a case styled The United States of America v. Spindletop Drilling Company, Case No. 5:07CR16 filed in the United States District Court for the Eastern District of Texas, Texarkana Division. The Information alleges a violation of Title 16, USC Sec. 703 (unlawful taking of migratory birds), charges Spindletop Drilling Company with a Class B misdemeanor petty offense advising that on or about September 6, 2006 in Titus County, Texas allegedly took migratory birds including approximately twelve (12) Northern Mockingbirds (Mimus Polyglottos) and one (1) Mourning Dove (Zenaida Macroura), all in violation of 16 USC Sec. 703 and 707(a). Spindletop Drilling Company owns and operates an oil pit located on the "Pewitt D" lease located in Titus County, Texas. Although Spindletop Drilling Company had netting in place, several small birds were found in the pit in early September, 2006.

Although the incident was inadvertent, on June 26, 2007, in order to resolve the matter, Spindletop Drilling Company entered into a plea agreement agreeing to one count of the Information which charged a violation of 16 USC Sec.703 and stipulated and agreed that two years probation, $10,000 in restitution payable to the National Fish and Wildlife Foundation, no fine, and a $25 special assessment would best advance the objectives under the law. Spindletop Drilling Company expects the court to give final approval of this agreement during the third calendar quarter of 2007.

Spindletop Drilling Company has already corrected the netting on the property and has implemented other safeguards to further protect the migratory birds and property in question.


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

Subsequent to the end of the quarter and effective August 15, 2007, the Company issued 10,000 shares of restricted common stock to a key employee pursuant to an employment package. The shares were valued at $2.10 per share, a 60% discount from the believed market value for free trading shares at the time of issue of $5.25 per share. The discount was determined based in part on the fact that the shares were restricted and cannot be sold or traded for at least one year from date of issue. The amount was expensed as general and administrative expense. The shares of common stock were issued out of Treasury Stock and reduced the amount of the Company's common stock held in Treasury from 76,668 to 66,668 shares. This transaction was recorded in accordance with FAS 123-R that became effective January 1, 2006.

The Company does not have any Board of Directors approved repurchase program and has not purchased any securities issued by the Company during the period covered by this report.

Item 5 - Other Information

During the second quarter, the company completed two new vertical wells Barnett Shale wells in Denton County, Texas. The Olex U.S. #7 well was placed in production in March at an initial production rate of 1,253 mcfgpd and 15 bopd. The Olex U.S. #6 well was placed in production in April at an initial rate of
1,769 mcfgpd and 35 bopd.   The company owns 53% and 52.5% working interest in
the Olex U.S #6 and #7 wells respectively. The Olex U.S. lease is surrounded by productive Barnett Shale gas wells and with existing spacing rules, an additional 27 vertical wells could be drilled on this lease.

Joint Drilling Development of North Texas Barnett Shale Leasehold:

The company entered into a joint Barnett Shale Horizontal drilling development program with an unrelated company during the third quarter of 2006. Under the terms of the Agreement, two wells were drilled in the 4th quarter of 2006 and 8 wells are to be drilled this year. The company holds a 50% working interest in these joint development wells.

During the second quarter, the third well drilled under our agreement, the Harms #4H well was completed in the Barnett Shale formation. The Harms #4H well is located in the northeast quarter of Parker County, Texas on the company's Springtown block. Subsequent to the second quarter, the Harms #4H well was flowed back and has flowed gas volumes in excess of 1,000 mcfgpd, however, the gas production has been erratic because of down hole fluid loading. The well is currently shut in and awaiting the installation of a gas lift system for further testing.

The 4th well drilled under our agreement commenced drilling on our Whiskey Flat Block located in Southeast Parker County, northeast of Cresson, Texas. The Wilson-Harris #2H well was drilled to a measured depth of 9,136 ft. was cased and is subsequently awaiting completion.

Subsequent to the second quarter, the 5th well, the Wilson-Harris #3H well was drilled to a measured depth of 8,756 ft. and cased and is also awaiting completion. The 6th well, the Wilson-Harris #4H well was commenced in July and is currently drilling.

All three wells should be completed and placed in production during the third quarter. It is anticipated that four additional horizontal wells will be drilled this year.

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


                                          SPINDLETOP OIL & GAS CO.
                                          (Registrant)


Date:  August 17, 2007                    By: /s/ Chris G. Mazzini
                                          Chris G. Mazzini
                                          President, Chief Executive Officer



Date:  August 17, 2007                    By: /s/ Michelle H. Mazzini
                                          Michelle H. Mazzini
                                          Vice President, Secretary



Date:  August 17, 2007                    By: /s/ Robert E. Corbin
                                          Robert E. Corbin
                                          Controller, Principal
                                            Financial Officer

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



Dated: August 17, 2007



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



Dated: August 17, 2007.



                                          /s/ Robert E. Corbin
                                          ROBERT E. CORBIN
                                          Controller, Principal Financial
                                             Officer

                                                                  Exhibit 32.1

                   Officers' Section 1350 Certifications

The undersigned officer of Spindletop Oil & Gas Co., a Texas corporation (the "Company"), hereby certifies that (i) the Company's Report on Form 10-Q for the quarter ended June 30, 2006 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and (ii) the information contained in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 fairly presents, in all material respects, the financial condition and results of operations of the Company, at and for the periods indicated.


Dated: August 17, 2007



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