Form 10-Q
period 2007-09-30
SPINDLETOP OIL & GAS CO
filed 2007-11-14
CIK 867038

FORM 10-Q

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549


        [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTER ENDED SEPTEMBER 30, 2007

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

   Common Stock, $0.01 par value                        7,610,803
              (Class)                      (Outstanding at November 14, 2007)

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

                                 FORM 10-Q
                 For the quarter ended September 30, 2007

         Index to Consolidated Financial Statements and Schedules



                                                                        Page

Part I - Financial Information:

    Item 1. - Financial Statements

        Consolidated Balance Sheets
            September 30, 2007 (Unaudited) and December 31, 2006         4-5

        Consolidated Statements of Income or Loss (Unaudited)
            Nine Months Ended September 30, 2007 and 2006 and
            Three Months Ended September 30, 2007 and 2006                 6

        Consolidated Statements of Cash Flows (Unaudited)
            Nine Months Ended September 30, 2007 and 2006                  7

        Notes to Consolidated Financial Statements                         8

    Item 2. - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        9

    Item 4. - Controls and Procedures                                     11

Part II - Other Information:

    Item 1  - Legal Proceedings                                           12

    Item 1A - Risk Factors                                                 9

    Item 2  - Unregistered Sales of Equity Securities and
              Use of Proceeds                                             12

    Item 5. - Other Information                                           13

    Item 6. - Exhibits                                                    14

Part I - Financial Information

Item 1. - Financial Statements


                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                                              As of
                                                    -------------------------
                                                    September 30  December 31
                                                        2007          2006
                                                    (Unaudited)
                                                    -----------   -----------
          ASSETS

Current Assets
   Cash                                             $ 6,488,000   $ 5,759,000
   Accounts receivable, trade                         1,147,000     1,173,000
   Prepaid expenses, related party                          -          60,000
   Prepaid income tax                                   129,000       426,000
                                                    -----------   -----------
      Total Current Assets                            7,764,000     7,418,000
                                                    -----------   -----------

Property and Equipment, at cost
   Oil and gas properties (full cost method)          9,031,000     8,102,000
   Rental equipment                                     399,000       399,000
   Gas gathering systems                                145,000       145,000
   Other property and equipment                         141,000       141,000
                                                    -----------   -----------
                                                      9,716,000     8,787,000
Accumulated depreciation and amortization            (5,588,000)   (5,257,000)
                                                    -----------   -----------
      Total Property and Equipment, net               4,128,000     3,530,000
                                                    -----------   -----------

Real Estate Property, at cost
   Land                                                 688,000       688,000
   Commercial office building                         1,542,000     1,508,000
   Accumulated depreciation                            (204,000)     (120,000)
                                                    -----------   -----------
      Total Real Estate Property, net                 2,026,000     2,076,000
                                                    -----------   -----------

Other Assets                                              1,000           -
                                                    -----------   -----------
Total Assets                                        $13,919,000   $13,024,000
                                                    ===========   ===========



      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS - (Continued)


                                                              As of
                                                    -------------------------
                                                    September 30  December 31
                                                        2007          2006
                                                    (Unaudited)
                                                    -----------   -----------
      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Notes payable, current portion                   $   120,000   $   120,000
   Accounts payable and accrued liabilities           1,650,000     2,237,000
   Tax savings benefit payable                           97,000        97,000
                                                    -----------   -----------
       Total current liabilities                      1,867,000     2,454,000
                                                    -----------   -----------

Non-current Liabilities
   Notes payable, long-term portion                   1,230,000     1,320,000
   Asset retirement obligation                          260,000       251,000
                                                    -----------   -----------
                                                      1,490,000     1,571,000
                                                    -----------   -----------

Deferred income tax payable                           1,734,000     1,324,000
                                                    -----------   -----------

Shareholders' Equity
   Common stock, $.01 par value; 100,000,000
      Shares authorized; 7,677,471 shares issued
      at Sept 30, 2007 and December 31, 2006.
      7,610,803 shares outstanding at Sept 30, 2007
      and 7,595,803 shares outstanding at
      December 31, 2006                                  77,000        77,000
   Additional paid-in capital                           879,000       850,000
   Treasury Stock                                       (37,000)      (40,000)
   Retained earnings                                  7,909,000     6,788,000
                                                    -----------   -----------
      Total Shareholders' Equity                      8,828,000     7,675,000
                                                    -----------   -----------

Total Liabilities and Shareholders' Equity          $13,919,000   $13,024,000
                                                    ===========   ===========







      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                (Unaudited)

                                 Nine Months Ended      Three Months Ended
                                   September 30,           September 30,
                              ----------------------- -----------------------
                                  2007        2006       2007        2006
                              ----------- ----------- ----------- -----------
Revenues
   Oil and gas revenue        $ 4,618,000 $ 3,993,000 $ 1,642,000 $ 1,407,000
   Revenue from lease
     operations                   160,000     100,000      62,000      30,000
   Gas gathering, compression
     and Equipment rental         135,000     102 000      63,000      50,000
   Real estate rental income      381,000     299,000     131,000     128,000
   Interest income                221,000     195,000      65,000      80,000
   Other                           50,000      88,000      25,000       1,000
                              ----------- ----------- ----------- -----------
         Total revenue          5,565,000   4,777,000   1,988,000   1,696,000
                              ----------- ----------- ----------- -----------
Expenses
   Lease operations             1,467,000   1,463,000     631,000     570,000
   Pipeline and rental operations  36,000      38,000      22,000       7,000
   Real estate operations         213,000     204,000     111,000      93,000
   Depreciation, depletion and
     amortization                 414,000     581,000     124,000     190,000
   Asset retirement obligation
     accretion                     25,000         -         8,000         -
   General and administrative   1,504,000     979,000     523,000     349,000
   Interest expense                76,000      71,000      21,000      24,000
                              ----------- ----------- ----------- -----------
         Total Expenses         3,735,000   3,336,000   1,440,000   1,233,000
                              ----------- ----------- ----------- -----------
Income Before Income Tax        1,830,000   1,441,000     548,000     463,000
                              ----------- ----------- ----------- -----------

Current tax provision             298,000     250,000      10,000     115,000
Deferred tax provision            411,000     272,000     147,000      20,000
                              ----------- ----------- ----------- -----------
                                  709,000     522,000     157,000     135,000
                              ----------- ----------- ----------- -----------
Net Income                    $ 1,121,000 $   919,000 $   391,000 $   328,000
                              =========== =========== =========== ===========
Earnings per Share of
  Common Stock
    Basic and diluted         $      0.15 $     0.12  $      0.05 $      0.04
                              =========== =========== =========== ===========
Weighted Average Shares
  Outstanding
    Basic and diluted           7,602,067   7,588,037   7,607,433   7,592,433
                              =========== =========== =========== ===========

      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                         Nine Months Ended
                                                           September 30,
                                                    -------------------------
                                                        2007          2006
                                                    -----------   -----------
Cash Flows from Operating Activities
   Net Income                                       $ 1,121,000   $   919,000
      Reconciliation of net income
       to net cash provided by
       Operating Activities
         Depreciation, depletion and amortization       414,000       581,000
         Employee compensation paid with
            treasury stock                               32,000        21,000
         Changes in prepaid expense                      60,000           -
         Changes in accounts receivable                  26,000       448,000
         Changes in prepaid income taxes                297,000       (70,000)
         Changes in accounts payable                   (587,000)       33,000
         Changes in current taxes payable                   -         (20,000)
         Changes in deferred tax payable                410,000       272,000
         Changes in asset retirement obligation           9,000           -
         Other                                           (1,000)        1,000
                                                    -----------   -----------
Net cash provided by operating activities             1,781,000     2,185,000
                                                    -----------   -----------

Cash flows from Investing Activities
   Capitalized acquisition, exploration
     and development costs                             (929,000)     (665,000)
   Proceeds from sale of other property and equipment       -           9,000
   Capitalized tenant improvements and broker fees      (33,000)     (204,000)
                                                    -----------   -----------
Net cash used for investing activities                 (962,000)     (860,000)
                                                    -----------   -----------

Cash Flows from Financing Activities
   Decrease in notes payable                            (90,000)      (90,000)
                                                    -----------   -----------
Net cash used for financing activities                  (90,000)      (90,000)
                                                    -----------   -----------

Increase in cash                                        729,000     1,235,000

Cash at beginning of period                           5,759,000     5,508,000
                                                    -----------   -----------
Cash at end of period                               $ 6,488,000   $ 6,743,000
                                                    ===========   ===========

Interest paid in cash                               $    65,000   $    71,000
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

This Report on Form 10-Q may contain forward-looking statements within the meaning of the federal securities laws, principally, but not only, under the caption "Management's Discussion and Analysis of Financial Condition and
Results of Operations." We caution investors that any forward-looking statements in this report, or which management may make orally or in writing from time to time, are based on management's beliefs and on assumptions made by, and information currently available to, management. When used, the words "anticipate", "believe", "expect", "intend", "may", "might", "plan", "estimate" "project", "should", "will", "result" and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors, that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you that, while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

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


Results of Operations

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

Total oil and gas revenues reported for the first nine months ended September 30, 2007 were $4,618,000 while total oil and gas revenues reported for the same period in 2006 were $3,993,000, an overall increase of approximately $625,000 or 15.7%.

Oil sales for the first nine months of 2007 were $1,185,000 compared to $1,085,000 for the same period in 2006, an increase of approximately $100,000 or 9.2%. Average oil prices for production sold in the first nine months of 2007 was $ 59.86 per barrel compared to $64.30 per barrel for the first nine months of 2006, a decrease of -6.9%.

Gas Sales in the first nine months of 2007 were $3,433,000 while gas sales reported for the same period in 2006 were $2,908,000, an increase of approximately $525,000 or 18.1%. Average gas prices for production sold in the first nine months of 2007 was $ 6.63 per mcf compared to $6.60 per mcf in 2006, an increase of 0.5%

In 2007, the cost of lease operations for the nine months ended September 30, was $1,467,000, approximately the same as the $1,463,000 incurred during the nine months ended September 30, 2006.

Depletion expense decreased for the first nine months of 2007 by approximately $167,000 as compared with the first nine months of 2006. This was due to the amount of estimated costs for proved undeveloped properties included in the full cost pot for 2007 being decreased significantly over that for 2006. This was caused by a farmout agreement in which the estimated cost of the wells included in the full cost pot which were anticipated to be drilled in 2006, will be drilled at no cost to the Company. The reduction of the amount of anticipated costs included in the full cost pot between years reduced the amount of depletion charged to expense.

General and Administrative increased approximately $525,000 due to increased personnel cost and benefits due to the Company adding full-time employees, primarily in the technical side of operations.


Three months ended September 30, 2007 compared to three months ended September 30, 2006

Total oil and gas revenues reported for the three months ended September 30, 2007 were $1,642,000 while total oil and gas revenues reported for the same period in 2006 were $1,407,000, and overall increase of approximately $235,000 or 16.7%.

Oil and condensate sales for the third quarter of 2007 were approximately $493,000 compared to $364,000 for the same period in 2006, an increase of approximately $129,000 or 35.4%. Average oil and condensate prices for production sold in the third quarter of 2007 was $ 64.86 per barrel compared to $67.63 per barrel for the third quarter of 2006, a decrease in price of approximately 4.1%.

Gas Sales in the third quarter of 2007 were $1,149,000 while total gas sales reported for the same period in 2006 were $1,043,000, an increase of approximately $106,000 or 10.2%. Average gas prices for production sold in the third quarter of 2007 was $ 6.82 per mcf compared to $6.22 per mcf in 2006, an increase of 9.7%.

In 2007, the cost of lease operations for the three months ended September 30 was $631,000, an increase of approximately $61,000 over the same period in 2006. The slight increase was due to an increase in remedial repair on older wells as well as cost increases seen across the board in oilfield equipment and services.

Depletion expense decreased for the three months ended September 30, 2007 by approximately $66,000 as compared with the three months ended September 30, 2006. This was due to the amount of estimated costs for proved undeveloped properties included in the full cost pot for 2007 being decreased significantly over that for 2006. This was caused by a farmout agreement in which the estimated cost of the wells included in the full cost pot which were anticipated to be drilled in 2006, will be drilled at no cost to the Company. The reduction of the amount of anticipated costs included in the full cost pot between years reduced the amount of depletion charged to expense.

General and Administrative increased approximately $174,000 due to increased personnel cost and benefits due to the Company adding full-time employees, primarily in the technical side of operations.

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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

On June 21, 2007, the acting United States attorney for the Eastern District of Texas filed an Information against Spindletop Drilling Company, a subsidiary of the registrant in a case styled The United States of America v. Spindletop Drilling Company, Case No. 5:07CR16 filed in the United States District Court for the Eastern District of Texas, Texarkana Division. The Information alleges a violation of Title 16, USC Sec 703 (unlawful taking of migratory birds), charges Spindletop Drilling Company with a Class B misdemeanor petty offense advising that on or about September 6, 2006 in Titus County, Texas allegedly took migratory birds including approximately twelve (12) Northern Mockingbirds (Mimus Polyglottos) and one (1) Mourning Dove (Zenaida Macroura), all in violation of 16 USC Sec 703 and 707(a). Spindletop Drilling Company owns and operates an oil pit located on the "Pewitt D" lease located in Titus County, Texas. Although Spindletop Drilling Company had netting in place, several small birds were found in the pit in early September, 2006.

Although the incident was inadvertent, on June 26, 2007, in order to resolve the matter, Spindletop Drilling Company entered into a plea agreement agreeing to one count of the Information which charged a violation of 16 USC Sec 703 and stipulated and agreed that two years probation, $10,000 in restitution payable to the National Fish and Wildlife Foundation, no fine, and a $25 special assessment would best advance the objectives under the law. The court gave final approval of this agreement on October 4, 2007.

During the three months ended March 31, 2007, Spindletop Drilling Company corrected the netting on the property and implemented other safeguards to further protect the migratory birds and property in question.


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


Item 5 - Other Information

During the third quarter of 2007, the Company recompleted its Finley #2 well located in Eastland County, Texas. The Marble Falls formation was perforated, acidized and stimulated with a slick water frac job. The well was placed on pump and is currently pumping back the large volume of load water that was injected.

Joint Drilling Development of North Texas Barnett Shale Leasehold:

The Company, together with Giant Energy Corp., a related entity, entered into a joint Barnett Shale horizontal drilling development program with an unrelated company during the third quarter of 2006. During the second quarter of 2007, the third well drilled under our agreement, the Harms #4H well, was completed in the Barnett Shale formation. The Harms #4H well is located in the northeast quarter of Parker County, Texas on the Company's Springtown block. Subsequent to the second quarter, the Harms #4H well was flowed back and has flowed gas volumes in excess of 1,000 mcf of gas per day ("mcfgpd"), however, the gas production was erratic because of down hole fluid loading. The well was placed on a gas lift system but it was subsequently removed after it was determined that the well could not be produced economically because of the large volume of salt water produced with the natural gas. The well is currently shut in.

The fourth well drilled under the agreement was drilled on the Company's Whiskey Flat block located in the southeast portion of Parker County, northeast of Cresson, Texas in the second quarter of 2007. The Wilson-Harris #2H well was drilled to a measured depth of 9,136 ft., cased and completed in the Barnett Shale. The well was placed in production during the month of September. The well produced at an averaged daily rate of 2,483 mcfgpd during the first 30 days of production.

During the third quarter, three other wells were drilled on the Company's Whiskey Flat block. The fifth well, the Wilson-Harris #3H well was drilled to a measured depth of 8,756 ft., cased, fraced and placed in production during the month of September. The well produced at an average daily gas rate of 2,497 mcfgpd during the first thirty days of production. The sixth well, the Wilson-Harris #4H well, was drilled to a measured depth of 7,040 ft., cased, fraced and placed in production during the month of September. The well produced at an average daily gas rate of 2,125 mcfgpd for the first 30 days. The seventh well, the Fitzwilliam Gas Unit #2H well was drilled to a measured depth of 9,350 ft., cased, fraced and placed in production during the month of October. The well produced at an average rate of 1,245 mcfgpd for the first 18 days.

For all of the above wells the Company cautions that while initial production rates are high, that early performance may not be an indication of the ultimate gas recoveries obtained.


Item 6. - Exhibits


The following exhibits are filed herewith or incorporated by reference as indicated.

        Exhibit
      Designation       Exhibit Description


            3.1 (a) Amended Articles of Incorporation of Spindletop Oil & Gas Co. (Incorporated by reference to Exhibit 3.1 to the General Form for Registration of Securities on Form 10, filed with the Commission on August 14, 1990).

            3.2 Bylaws of Spindletop Oil & Gas Co. (Incorporated by reference to Exhibit 3.2 to the General Form for Registration of Securities on Form 10, filed with the Commission on August 14, 1990).

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


                                       SPINDLETOP OIL & GAS CO.
                                       (Registrant)


Date:  November 14, 2007               By: /s/ Chris G. Mazzini
                                       Chris G. Mazzini
                                       President, Chief Executive Officer



Date:  November 14, 2007               By: /s/ Michelle H. Mazzini
                                       Michelle H. Mazzini
                                       Vice President, Secretary



Date:  November 14, 2007               By: /s/ Robert E. Corbin
                                       Robert E. Corbin
                                       Controller, Principal Financial Officer

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



Dated: November 14, 2007



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



Dated: November 14, 2007.



                                       /s/ Robert E. Corbin
                                       ROBERT E. CORBIN
                                       Controller, Principal Financial Officer

Exhibit 32.1

Officers' Section 1350 Certifications

The undersigned officer of Spindletop Oil & Gas Co., a Texas corporation (the "Company"), hereby certifies that (i) the Company's Report on Form 10-Q for the quarter ended September 30, 2007 fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934, and (ii) the information contained in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 fairly presents, in all material respects, the financial condition and results of operations of the Company, at and for the periods indicated.


Dated: November 14, 2007



                                       /s/ Chris G. Mazzini
                                       CHRIS G. MAZZINI
                                       President, Chief Executive Officer


                                       /s/ Robert E. Corbin

                                       ROBERT E. CORBIN
                                       Controller, Principal Financial Officer