Form 10-K
period 2007-12-31
SPINDLETOP OIL & GAS CO
filed 2008-04-14
CIK 867038

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                  FORM 10-K


          [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

                                     or

       [   ]   TRANSITION REPORT PURSUANT OT SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                        Commission File No. 000-18774

                          SPINDLETOP OIL & GAS CO.
(Exact name of registrant as specified in its charter)

                  Texas                                     75-2063001
      (State or other jurisdiction                       (IRS Employer
    of incorporation or organization)                  Identification No.)

  12850 Spurling Rd., Suite 200, Dallas, TX                  75230
  (Address of principal executive offices)                 (Zip Code)

                               (972) 644-2581
            (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

  Title of Each Class               Name of each exchange on which registered
          None                                        N/A

         Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, $0.01 par value

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the
Form 10-K or any amendment to this Form 10-K.     [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company See definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company"  in Rule 12b-2 of the Exchange Act (Check one):

    Large accelerated filer  [   ]        Accelerated filer          [   ]
    Non-accelerated filer    [   ]        Smaller reporting company  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act.      Yes  [   ]        No  [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second
fiscal quarter.         $9,351,430

$9,351,430 based upon a total of 1,700,260 shares held as of June 29, 2007 by persons believed to be non-affiliates of the Registrant; the basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, that such calculation, if made as of a date within 60 days of this filing, would yield a different value.


            APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.        Yes  [   ]    No  [   ]

                 (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

     Common Stock, $0.01 par value                    7,610,803
               	(Class)                    (Outstanding at April 14, 2008)


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

Operating Approach
------------------

We believe that a major attribute of the Company is its long history with, and extensive knowledge of, the Fort Worth Basin of Texas. Our technical staff has an average of over 28 years oil and gas experience, most of it in the Fort Worth Basin.

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

The Company's primary area of operation has been and will continue to be in Texas with an emphasis in the geological province known as the Fort Worth Basin. The Company is beginning to drill and develop its Fort Worth Basin producing properties into the Barnett Shale formation. We want to capitalize on our strengths which include an extensive knowledge of the Fort Worth Basin, experience in operations in this geographic area, development of lease holdings, and utilization of existing infrastructure to minimize costs.

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

Significant Project Areas

The Company owns various interests in wells located in 16 states and the Company's operations are currently located in six of those states which include Alabama, Arkansas, Louisiana, Oklahoma, New Mexico and Texas.

The Company has approximately 21,969 gross acres under lease in six states.
The majority of the leases are held by production. A breakout of the Company's leasehold acreage by geographic area is as follows:

      North Texas Including
         the Fort Worth Basin          9,857 gross acres       44.87 %
      Arkansas                         2,936 gross acres       13.36 %
      East Texas                       2,592 gross acres       11.80 %
      Gulf Coast Texas                 2,341 gross acres       10.65 %
      Alabama                          1,480 gross acres        6.74 %
      West Texas                         748 gross acres        3.41 %
      Louisiana                          723 gross acres        3.29 %
      Texas Panhandle                    640 gross acres        2.91 %
       New Mexico                         415 gross acres        1.89 %
      Oklahoma                           237 gross acres        1.08 %

      Total                           21,969 gross acres      100.00 %

The majority of our wells are located within a two-hour drive from our corporate headquarters, located in Dallas, Texas which provides for more effective oversight of operations.

The majority of the Company's net reserves (76.27%) are located in Texas.

A breakout of the Company's most significant reserves by geographic area is as follows:

      North Texas Including
         the Fort Worth Basin      1,926,404 BOE             70.32 %
      West Texas                     233,909 BOE              8.53 %
      East Texas                     166,239 BOE              6.07 %
      Oklahoma                       107,448 BOE              3.92 %
      Gulf Coast Texas                72,348 BOE              2.64 %
      Louisiana                       57,319 BOE              2.09 %
      Alabama                         53,383 BOE              1.95 %
      New Mexico                      48,169 BOE              1.76 %
      Arkansas                        38,979 BOE              1.42 %
      Panhandle Texas                 18,316 BOE              0.67 %
      North Dakota                     8,406 BOE              0.31 %
      Wyoming                          4,990 BOE              0.18 %
      Montana                          3,430 BOE              0.13 %
      Michigan                           232 BOE              0.01 %

      Total                        2,739,572 BOE            100.00 %

                    Fort Worth Basin/Bend ArchProvince

The Fort Worth Basin has been the focal point of the Company since its inception. Our technical personnel have an average of 28 years of exploration, drilling and production experience in the Basin. We also have an extensive collection of geologic and engineering data.

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

The Company has 9,204 gross acres under lease in the Bend Arch and Fort Worth Basin the majority of it held by production from shallower producing zones.
We are planning to drill new into the Barnett Shale Formation on some of these leases. We are also actively seeking and acquiring new leases in the Barnett Shale trend.

Joint Drilling Development of North Texas Barnett Shale Leasehold

The Company along with Giant Energy Corp. (a related entity), entered into a joint Barnett Shale horizontal drilling development program with an unrelated company ("the Agreement") during the third quarter of 2006. Under the terms of the Agreement, two Barnett Shale horizontal wells were drilled on the Company's Springtown Block located in the northeast quarter of Parker County, Texas during the fourth quarter of 2006. The Hutcheson # 2H and # 3H wells were drilled off the same surface site and were drilled to a total measured depth of 9,750 ft. and 8,351 ft., respectively. Both wells were fraced and completed during the first quarter of 2007. The Hutcheson # 2H well was placed in production on February 21, 2007 at a rate of 1,177 Mcf of gas per day. The Hutcheson # 3H well was placed in production on March 15, 2007 at a rate of 1,057 Mcf gas per day. These two Barnett Shale wells drilled on the Company's Springtown Block have produced 0.162 Bcf of gas through March 31, 2008 and have a current average combined flow rate of 230 Mcf of gas per day.

During the second quarter of 2007, the third Barnett Shale horizontal well was drilled on the Company's acreage under the terms of the Agreement. The Harms #4H well is located in the northeast quarter of Parker County, Texas on the Company's Springtown block. It was drilled to a total measured depth of 9,526 ft. During the third quarter of 2007, the well was fraced and flowed back with gas volumes in excess of 1,000 Mcf of gas per day, however, the gas production was erratic because of downhole fluid loading. The well was subsequently placed on a gas lift system but it was later removed after it was determined that the well could not be produced economically due to the large volume of salt water produced with the natural gas. It was concluded that frac stimulation reached the underlying Ellenburger Formation and that the large amount of salt water was coming from that formation. On November 1, 2007, the Company acquired the remainder of the working interest and it now owns 100% working interest in this well. The Company believes that the well could produce gas in commercial quantities if the salt water was re-injected in the ground rather than trucked away for disposal. The Company is looking at the feasibility of converting an existing wellbore on the lease to a salt water disposal well. The Harms #4H well is currently shut in.

During the second quarter of 2007, Wilson-Harris #2H well located on our Cresson Block in the southeast quarter of Parker County, Texas, was drilled to a measured depth of 9,150 ft. The well was fraced and completed in the Barnett Shale and was placed in production in September 2007. The daily gas production peaked at 4,070 Mcf gas per day after continuing to clean up for several days.

During the third quarter of 2007, three other wells were drilled on our Cresson Block in the southeast quarter of Parker County, Texas. The Wilson-Harris #3H well was drilled to a measured depth of 8,755 ft. The well was fraced and completed in the Barnett Shale and was placed in production in September 20, 2007. The daily gas production peaked at 3,977 Mcf gas per day after continuing to clean up for several days. The Wilson-Harris #4H well was drilled to a measured depth of 7,040 ft. The well was fraced and completed in the Barnett Shale and was placed in production in September 27, 2007. The daily gas production peaked at 2,722 Mcf gas per day after continuing to clean up for several days. The Fitzwilliam #2H well was drilled to a measured depth of 9,350 ft. The well was fraced and completed in the Barnett Shale and was
placed in production in October 2007.   The daily gas production peaked at
1,553 Mcf gas per day after continuing to clean up for several days. The Company holds a 50% working interest in all three wells. These four Barnett Shale wells drilled on the Company's Cresson Block have produced 0.883 Bcf of gas and 1,331 bbls of oil through March 31, 2008 and have an average current combined flow rate of 3,560 Mcf of gas per day and 7 bbls of oil per day.

During the fourth quarter of 2007, two other wells were drilled, the Buxton G.U. #1H well, located on our Weatherford, W block and the Fuller G.U. #1H well located on our Weatherford, SW block. Both wells are located in the southwest quarter of Parker County, Texas. The Buxton #1H well was drilled to a total measured depth of 8,850 ft. and the Fuller G.U. #1H was drilled to a measured depth of 9,076 ft. Both wells were sand fraced in February 2008 and are currently being flowed back. The flow back frac water is monitored and the high chlorides measured, infer that the frac stimulations of both wells may have penetrated into the underlying Ellenburger Formation. The flow back of both wells will continue until it is determined whether or not these wells will be able to produce gas in commercial quantities. The Company holds a 50% working interest in both of these wells.

In the first quarter of 2008, the McKeon G.U. #1H well, located on our Peaster, SW block in the northwest quarter of Parker County, Texas, was spud and is currently being drilled. The Company holds a 50% working interest in this well.

Additionally, two wells were drilled on leasehold acreage owned by Giant Energy Corp. under the terms of the Agreement in 2007. The Company anticipates that up to eight additional Barnett Shale horizontal wells will be drilled during the next twelve months under the Agreement. To date eleven (11) wells have been drilled and one (1) well is currently being drilled. Nine (9) of those wells were drilled on the Company's leasehold and two (2) wells were drilled on the Giant Energy leasehold. It is anticipated that 8 additional wells may be drilled within the next twelve months. Under the terms of the Agreement, the unrelated company acting as Operator of the new wells has full control of the selection of the drillsites and the drilling and completion phases of the new wells including selecting the landing points of the horizontal wells and the completion and fracing techniques utilized for these wells. The Company will obtain operations of the wells within ninety days of the date of first sales and will then operate them thereafter.

Company's Development of North Texas Barnett Shale Leasehold outside of the Joint Drilling Development Project

The Company drilled two vertical Barnett Shale wells in Denton County, Texas during the last quarter of 2006. The Olex U.S. # 7 well was drilled to a depth of 8,840 ft. and completed and placed into production in March 2007 at a rate of 1,253 Mcf of gas per day and 15 bbls of oil per day from the Upper and Lower Barnett Shale. The Olex U.S. # 6 well was drilled to a depth of 8,870 ft. and completed and placed into production in April 2007 at an initial rate of 1,769 Mcf gas per day and 35 bbls of oil per day from the Upper and Lower Barnett Shale. The company owns a 53% and 52.5% working interest in the Olex U.S. #6 and #7 wells, respectively. The Olex U.S. lease is surrounded by productive Barnett Shale gas wells and with existing field spacing rules, an additional 27 vertical wells could be drilled on this lease. These two Barnett Shale wells drilled on the Company's Springtown Krum Block have produced 0.306 Bcf of gas and 6,978 bbls of oil through March 31, 2008 and have a current average combined flow rate of 550 Mcf of gas per day and 6 bbls of oil per day.

In addition to the Company's Barnett Shale development drilling activities, the Company has worked on or participate in the following projects:

                                 West Texas

SDC recompleted one of its existing wells in Ward Co., TX on its Pyote Block. The company deepened its University "17-40" well #1 to a depth of 13,926 ft. The Atoka Formation was perforated from 13,622 ft to13,739 ft. and the well was placed into production in November 2007 producing dry gas. As of March 2008, the well is flowing at an average rate of 625 Mcf of gas per day from the Atoka. SDC owns 75% working interest in this well.

                                 East Texas

The Company has participated in the drilling and completion of six 10,300 ft. development wells in the Blocker (Cotton Valley) field of Harrison County, Texas during 2007. The Lenora Allen Gas Unit #3, #4, #5, #6, #7 and #8 were all completed as gas wells from the Cotton Valley Formation. The Company holds a 2.6% working interest in each well.

                                  Oklahoma

SDC participated in the drilling of a well in Roger Mills Co., Oklahoma. The Chamberlain #5-2 well was drilled to a depth 13,350 ft. and was cased and completed in the Cherokee/Redfork Formation. The well had an initial potential of 1,751 Mcfgpd and 7 bbls of oil per day. The well was placed into production in the first quarter of 2007. SDC owns a 0.00628 % working interest in this well. SDC has elected to participate in a recently proposed offset well, the Chamberlain #6-2 well which is currently being cased.

The Company participated in the drilling of two wells in Canadian County, Oklahoma during 2007. The Virginia #1-30 well drilled to a total depth of 11,325 ft. The well was completed in the Mississippian, Hunton, Viola and Simpson with an initial potential of 1,429 Mcfgpd and 18 bbls of oil per day and was placed into production in the third quarter of 2007. The second well, the Betty #1-30 was drilled to a total depth of 11,475 ft. The well was completed in the Mississippian, Hunton and Viola and had an initial potential of 1,234 Mcfgpd and 18 bbls of oil per day and was placed into production during the first quarter of 2008. The Company owns a 2.2 % working interest in both wells.


Oil and Natural Gas Reserves
----------------------------

The net crude oil and gas reserves of the Company as of December 31, 2007 were 345,154 barrels of oil and condensate and 14.367 BCFG (billion cubic feet) of natural gas. Based on SEC guidelines, the reserves were classified as follows:

        Proved Developed Producing        292,548 BO and  10.205 BCFG
        Proved Developed Non-Producing     41,665 BO and   0.741 BCFG
        Proved Undeveloped                 10,941 BO and   3.419 BCFG
        Total Proved Reserves             345,154 BO and  14.367 BCFG

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

On a barrel of oil equivalent basis (6MCF/BOE), the net reserves are

      Natural Gas Reserves                2,394,461 BOE      87%
      Oil Reserves                          345,154 BOE      13%
          Total Reserves                  2,739,615 BOE     100%


      Proved Developed Producing          1,993,420 BOE      73%
      Proved Developed Non-Producing        165,373 BOE       6%
      Proved Undeveloped                    580,822 BOE      21%
          Total Proved Reserves           2,739,615 BOE     100%

The Company has operational control over the majority of these reserves and can therefore to a large extent control the timing of development and production.

      The Company's Operated Wells        2,544,536 BOE      93%
      Non Operated Wells                    195,079 BOE       7%
          Total                           2,739,615 BOE     100%


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

The Company is also engaged in the gathering and marketing of natural gas through its subsidiary PPC, which owns 26.1 miles of pipelines and currently gathers approximately 1,112 Mcf of gas per day. Natural gas is gathered for a fee. Substantially all of the gas gathered by the Company is gas produced from wells that the Company operates and in which it owns a working interest.

In December, 2004, the Company purchased land and a two story commercial office building in Dallas, Texas, which it has moved into and uses as its principal headquarters office. The Company leases the remainder of the building to non-related third party commercial tenants at prevailing market rates.

                      Patents, Licenses and Franchises

Oil and gas leases of the Company are obtained from the owner of the mineral estate. The leases are generally for a primary term of 1 to 5 years, and in some instances as long as 10 years, with the provision that such leases shall be extended into a secondary term and will continue during such secondary term as long as oil and gas are produced in commercial quantities or other operations are conducted on such leases as provided by the terms of the leases. It is generally required that a delay rental be paid on an annual basis during the primary term of the lease unless the lease is producing. Delay rentals are normally $1.00 to $25.00 per net mineral acre.

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

                           Dependence on Customers

The following is a summary of significant purchasers from oil and natural gas produced by the Company for the three-year period ended December 31, 2007:


                                             Year Ended December 31, (1)
                                          --------------------------------
            Purchaser                         2007       2006       2005
-----------------------------------------   --------   --------   --------
Enbridge North Texas                           36%        38%        39%
Crosstex Energy Services, LP                   26%         3%         5%
Shell Trading (US) Company                      6%         8%         7%
Teppco Crude Oil, LP                            5%         3%         -%
Targa Midstream Service, LIM
  (formerly Dynegy Midstream Services, LIM      3%         -%         -%
Navajo Refining Co.                             2%         -%         -%
Devon Gas Services, L.P                         2%         4%         6%
ETC Texas Pipeline                              2%         5%         -%
Eastex Crude Company                            2%         -%         -%
Empire Pipeline Corp                            1%         3%         -%
Duke Energy Field Services                      1%         -%         -%
Plains Marketing, LP.                           1%         6%         6%
Dynegy Midstream Services, LIM                  -%         -%         5%

(1)  Percent of Total Oil & Gas Sales

Oil and gas is sold to approximately 108 different purchasers under market sensitive, short-term contracts computed on a month to month basis.

Except as set forth above, there are no other customers of the Company that individually accounted for more than 5% of the Company's oil and gas revenues during the three years ended December 31, 2007.

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

                                  Employees

The Company, on its own account and through a management contract with Giant Energy Corp, employs or contracts for the services of a total of approximately 60 people. Twenty-five are full-time employees or contractors. The remainder are part-time contractors or employees. We believe that our relationships with our employees are good.

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

                        Glossary of Oil and Gas Terms

The following are abbreviations and definitions of terms commonly used in the oil and gas industry that are used in this Report. The terms defined herein may be found in this report in both upper and lower case or a combination of both.

"BBL" means a barrel of 42 U.S. gallons.

"BCF" or "BCFG" means billion cubic feet.

"BOE" means barrels of oil equivalent; converting volumes of natural gas to oil equivalent volumes using a ratio of six Mcf of natural gas to one Bbl of oil.

"BTU" means British Thermal Units. British Thermal Unit means the quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.

"Completion" means the installation of permanent equipment for the production of oil or gas.

"Development Well" means a well drilled within the proved area of an oil or gas reservoir to the depth of a strata graphic horizon known to be productive.

"Dry Hole" or "Dry Well" means a well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

"Exploratory Well" means a well drilled to find and produce oil or gas reserves not classified as proved, to find a new production reservoir in a field previously found to be productive of oil or gas in another reservoir or to extend a known reservoir.

"Farm-Out" means an agreement pursuant to which the owner of a working interest in an oil and gas lease assigns the working interest or a portion thereof to another party who desires to drill on the leased acreage. Generally, the assignee is required to drill one or more wells in order to earn its interest in the acreage. The assignor usually retains a royalty or reversionary interest in the lease. The interest received by an assignee is a "farm-in" and the assignor issues a "farm-out."

"Farm-In" see "Farm-Out" above.

"Gas" means natural gas.

"Gross" when used with respect to acres or wells, refers to the total acres or wells in which we have a working interest.

"Infill Drilling" means drilling of an additional well or wells provided for by an existing spacing order to more adequately drain a reservoir.

"MCF" or "MCFG" means thousand cubic feet.

"MCFE" means MCF of natural gas equivalent; converting volumes of oil to natural gas equivalent volumes using a ratio of one BBL of oil to six MCF of natural gas.

"MCFG/D" means thousand cubic feet of gas per day.

"MMBTU" means ones million BTUs.

"Net" when used with respect to acres or wells, refers to gross acres or wells multiplied, in each case, by the percentage working interest owned by the Company.

"Net Production" means production that is owned by the Company less royalties and production due others.

"Operator" means the individual or company responsible for the exploration, development and production of an oil or gas well or lease.

"Overriding Royalty" means a royalty interest which is usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

"Present Value" ("PV") when used with respect to oil and gas reserves, means the estimated future gross revenues to be generated from the production of proved reserves calculated in accordance with the guidelines of the SEC, net of estimated production and future development costs, using prices and costs as of the date of estimation without future escalation (except to the extent a contract specifically provides otherwise), without giving effect to non-property related expenses such as general and administrative expenses, debt service, future income tax expense and depreciation, depletion and amortization, and discounted using an annual discount rate of 10%.

"Productive Wells" or "Producing Wells" consist of producing wells and wells capable of production, including wells waiting on pipeline connections.

"Proved Developed Reserves" means reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery will be included as "proved developed reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

"Proved Reserves" means the estimated quantities of crude oil and natural gas which upon analysis of geological and engineering data appear with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

    (i) Reservoirs are considered proved if either actual production or conclusive formation tests support economic producibility. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and
        (B) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

   (ii) Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the "proved" classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.

  (iii) Estimates of proved reserves do not include the following: (A) oil that may become available from known reservoirs but is classified separately as "indicated additional reserves"; (B) crude oil and natural gas, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics or economic factors; (C) crude oil and natural gas that may occur in undrilled prospects; and (D) crude oil and natural gas that may be recovered from oil shales, coal, gilsonite and other such resources.

"Proved Undeveloped Reserves" means reserves that are recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for completion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

"Recompletion" means the completion for production of an existing well bore in another formation from that in which the well has been previously completed.

"Reserves" means proved reserves.

"Reservoir" means a porous and permeable underground formation containing a natural accumulation of producible oil and/or gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.

"Royalty" means an interest in an oil and gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof), but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage. Royalties may be either landowner's royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

"2-D Seismic" means an advanced technology method by which a cross-section of the earth's subsurface is created through the interpretation of reflecting seismic data collected along a single source profile.

"3-D Seismic" means an advanced technology method by which a three dimensional image of the earth's subsurface is created through the interpretation of reflection seismic data collected over a surface grid. 3-D seismic surveys allow for a more detailed understanding of the subsurface than do conventional surveys and contribute significantly to field appraisal, development and production.

"Working Interest" means an interest in an oil and gas lease that gives the owner of the interest the right to drill for and produce oil and gas on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations. The share of production to which a working interest owner is entitled will always be smaller than the share of costs that the working interest owner is required to bear, with the balance of the production accruing to the owners of royalties.

"Workover" means operations on a producing well to restore or increase production.


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

The vast majority of our oil and gas reserves are classified as proved reserves. Recovery of the Company's future proved undeveloped reserves will require significant capital expenditures. Our management estimates that aggregate capital expenditures of approximately $4,601,000 will be required to fully develop some of these reserves in the next twenty-four months. No assurance can be given that our estimates of capital expenditures will prove accurate, that our financing sources will be sufficient to fully fund our planned development activities or that development activities will be either successful or in accordance with our schedule. Additionally, any significant decrease in oil and gas prices or any significant increase in the cost of development could result in a significant reduction in the number of wells drilled and/or reworked. No assurance can be given that any wells will produce oil or gas in commercially profitable quantities.

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

Our executive officers, directors and their affiliates hold approximately 77% of our outstanding shares of common stock. As a result, officers, directors and their affiliates and such shareholders have the ability to exert significant influence over our business affairs, including the ability to control the election of directors and results of voting on all matters requiring shareholder approval. This concentration of voting power may delay or prevent a potential change in control.


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

Our company employees and contract land professionals have reviewed title records or other title review materials relating to substantially all of our producing properties. The title investigation performed by us prior to acquiring undeveloped properties is thorough, but less rigorous than that conducted prior to drilling, consistent with industry standards. We believe we have satisfactory title to all our producing properties in accordance with standards generally accepted in the oil and gas industry. Our properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens, which we believe do not materially interfere with the use of or affect the value of such properties. At December 31, 2007, our leaseholds for some of our net acreage were being kept in force by virtue of production on that acreage in paying quantities. The remaining net acreage was held by lease rentals and similar provisions and requires production in paying quantities prior to expiration of various time periods to avoid lease termination.

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

Our business is highly capital-intensive requiring continuous development and acquisition of oil and gas reserves. In addition, capital is required to operate and expand our oil and gas field operations and purchase equipment.
At December 31, 2007, we had working capital of $5,241,000. We anticipate that we will be able to meet our cash requirements for the next 12 months. However, if such plans or assumptions change or prove to be inaccurate, we could be required to seek additional financing sooner than currently anticipated.

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

Our revenues, profitability and the carrying value of its oil and gas properties are substantially dependent upon prevailing prices of, and demand for, oil and gas and the costs of acquiring, finding, developing and producing reserves. Our ability to obtain borrowing capacity, to repay future indebtedness, and to obtain additional capital on favorable terms is also substantially dependent upon oil and gas prices. Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and gas are subject to wide fluctuations in response to: (i) relatively minor changes in the supply of, and demand for, oil and gas;
(ii) market uncertainty; and (iii) a variety of additional factors, all of which are beyond our control. These factors include domestic and foreign political conditions, the price and availability of domestic and imported oil and gas, the level of consumer and industrial demand, weather, domestic and foreign government relations, the price and availability of alternative fuels and overall economic conditions. Furthermore, the marketability of our production depends in part upon the availability, proximity and capacity of gathering systems, pipelines and processing facilities. Volatility in oil and gas prices could affect our ability to market our production through such
systems, pipelines or facilities.   As of December 31, 2007, approximately 78%
of our gas production is currently sold to eight gas purchasing firms on a month-to-month basis at prevailing spot market prices. Oil prices remained subject to unpredictable political and economic forces during 2007, 2006 and 2005, and experienced fluctuations similar to those seen in natural gas prices for the year. We believe that oil prices will continue to fluctuate in response to changes in the policies of the Organization of Petroleum Exporting Countries ("OPEC"), changes in demand from many Asian countries, current events in the Middle East, security threats to the United States, and other factors associated with the world political and economic environment. As a result of the many uncertainties associated with levels of production maintained by OPEC and other oil producing countries, the availabilities of worldwide energy supplies and competitive relationships and consumer perceptions of various energy sources, we are unable to predict what changes will occur in crude oil and natural gas prices.


We may be responsible for additional costs in connection with abandonment of properties.

We are responsible for payment of plugging and abandonment costs on its oil and gas properties pro rata to our working interest. Based on our experience, we anticipate that in most cases, the ultimate aggregate salvage value of lease and well equipment located on our properties should equal to the costs of abandoning such properties. There can be no assurance, however, that we will be successful in avoiding additional expenses in connection with the abandonment of any of our properties. In addition, abandonment costs and their timing may change due to many factors, including actual production results, inflation rates and changes in environmental laws and regulations.


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

None

Item 2. Properties

OIL AND GAS PROPERTIES

The following table sets forth pertinent data with respect to the Company-owned oil and gas properties, all located within the continental United States, as estimated by the Company:

                                                 Year Ended December 31,
                                          -----------------------------------
                                              2007        2006        2005
                                          ----------- ----------- -----------
Gas and Oil Properties, net (1):
   Proved developed gas reserves-Mcf (2)   10,948,000   7,353,000   7,110,000
   Proved undeveloped gas reserves-Mcf (3)  3,419,000   6,033,000   7,672,000
                                          ----------- ----------- -----------
     Total proved gas reserves-Mcf         14,367,000  13,386,000  14,782,000
                                          =========== =========== ===========


Proved Developed Crude Oil and
   Condensate reserves-Bbls (2)               334,000     341,000     434,000
Proved Undeveloped crude oil and
   Condensate reserves-Bbls (3)                11,000      16,000      50,000
                                          ----------- ----------- -----------
   Total proved crude oil and condensate
     Reserves-Bbls                            345,000     357,000     484,000
                                          =========== =========== ===========


(1) The estimate of the net proved oil and gas reserves, future net revenues, and the present value of future net revenues.

(2) "Proved Developed Oil and Gas Reserves" are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

(3) "Proved Undeveloped Reserves" are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. See Footnote 18 to the Financial Statements, Supplemental Reserve Information (Unaudited), for further explanation of the changes for 2005 through 2007.

Wells Drilled and Completed
---------------------------

The Company's working interests in exploration and development wells completed during the years indicated were as follows:

                                             Year Ended December 31,
                                     -----------------------------------------
                                         2007          2006          2005
                                     ------------- ------------- -------------
                                      Gross   Net   Gross   Net   Gross   Net
                                     ------ ------ ------ ------ ------ ------
Exploratory Wells (1):
  Productive                            -      -      -      -      -      -
  Non-Productive                        -      -      -      -      -      -
                                     ------ ------ ------ ------ ------ ------
    Total                               -      -      -      -      -      -
                                     ------ ------ ------ ------ ------ ------

Development Wells (2):
  Productive                         17.000  4.714 10.000  0.627 14.000  1.639
  Non-Productive                        -      -    1.000  0.006    -      -
                                     ------ ------ ------ ------ ------ ------
    Total                            17.000  4.714 11.000  0.633 14.000  1.639
                                     ------ ------ ------ ------ ------ ------

Total Exploration & Development
Wells:
  Productive                         17.000  4.714 10.000  0.627 14.000  1.639
  Non-Productive                        -      -    1.000  0.006    -      -
                                     ------ ------ ------ ------ ------ ------
     Total                           17.000  4.714 11.000  0.633 14.000  1.639
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

The following tables set forth additional data with respect to production from Company-owned oil and gas properties, all located within the continental United
States:

                                     For the years ended December 31
                               2007      2006      2005      2004      2003
                             --------  --------  --------  --------  --------
Oil and Gas Production, net:
 Natural Gas (Mcf)            880,662   671,527   655,568   577,099   540,799
 Crude Oil & Condensate (Bbl)  24,472    25,443    21,323    23,098    28,747



Average Sales Price per Unit
Produced:
 Natural Gas ($/Mcf)          $  6.63  $   5.55  $   6.74  $   5.44  $   4.33
 Crude Oil & Condensate($/Bbl)$ 65.17  $  53.14  $  52.50  $  38.90  $  25.14

Average Production Cost per
Equivalent Barrel (1) (2)     $ 14.36  $  15.14  $  13.38  $  11.69  $  10.41

(1) Includes severance taxes and ad valorem taxes.
(2) Gas production is converted to equivalent barrels at the rate of six Mcf per barrel, representing relative energy content of natural gas to oil.

The Company owns producing royalties and overriding royalties under properties located in Texas. The revenue from these properties is not significant.

The Company is not aware of any major discovery or other favorable or adverse event that is believed to have caused a significant change in the estimated proved reserves since December 31, 2007.

The Company currently has leases covering in excess of 9,204 gross acres, mostly held by existing production, in Clay, Denton, Eastland, Erath, Hood, Palo Pinto, Parker, and Tarrant Counties, Texas, that the Company believes may have drilling locations for the Barnett Shale Formation. The Company has included some of these potential locations in its calculation of proven undeveloped oil and gas reserves but the Company has not included any of its probable or possible locations. See Footnote 18 to the Financial Statement for an expanded description of this activity.

OFFICE SPACE

On December 27, 2004, the Company acquired a commercial office building. The property acquired is a two story multi-tenant, garden office building with a sub-grade parking garage. The 26 year old building contains approximately 46,286 rentable square feet and sits on a 1.4919 acre block of land situated in north Dallas, Texas in close proximity to hotels, restaurants and shopping areas (the Galleria/Valley View Mall) with easy access to Interstate Highway 635 (LBJ Freeway) and Dallas Parkway (North Dallas Toll Road). The Company occupies approximately 8,668 rentable square feet of the building as its primary office headquarters, and leases the remaining space in the building to non-related third party commercial tenants at prevailing market rates.
On March 17, 2008, the Company entered into an agreement with an existing tenant to take back 1,649 RSF of office space. The Company is currently expanding its current office space to accommodate its growing staff and will occupy 10,317 RSF after the expansion project is completed.

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

The Company normally does not purchase and resell natural gas, but gathers gas for a fee. The fees charged in some cases are subject to regulations by the State of Texas and the Federal Energy Regulatory Commission. Average daily volumes of gas gathered by the pipelines owned by the Company were 1,112, 714, and 821 MCF per day for 2007, 2006, and 2005 respectively.

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

During the fourth quarter of the fiscal year covered by this report, no proceeding previously reported was terminated.

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

Prior to 2004, no significant public trading market had been established for the Company's common stock. The Company does not believe that listings of bid and asking prices for its stock are indicative of the actual trades of its stock, since trades are made infrequently. However during 2004, there was a material increase in the number of shares traded and a material increase in the stock price. The following table shows high and low trading prices for each quarter in 2005, 2006 and 2007.

                                          Price Per Share
                                          High        Low
                   2005
                     First Quarter        5.50       2.00
                     Second Quarter       3.55       2.05
                     Third Quarter        4.20       1.90
                     Fourth Quarter       4.80       3.11

                   2006
                     First Quarter        5.15       3.26
                     Second Quarter       6.00       4.57
                     Third Quarter        6.25       4.95
                     Fourth Quarter       7.00       4.50

                   2007
                     First Quarter        6.10       5.00
                     Second Quarter       6.10       4.05
                     Third Quarter        5.55       5.00
                     Fourth Quarter       5.70       5.15

During the First Quarter of 2008, subsequent to year end, the following high and low prices were recorded for the Company's common stock.
                                          Price Per Share
                                          High        Low
                   2008
                     First Quarter        6.50       5.00

There is no amount of common stock that is subject to outstanding warrants to purchase, or securities convertible into, common stock of the Company.

As of March 31, 2008, there were approximately 566 record holders of the Company's Common Stock.

The following chart compares the yearly percentage change in the cumulative total stockholder return on the Company's Common Stock during the five years ended December 31, 2007 with the cumulative total return of the Standard and Poor's 500 Stock Index and of the Dow Jones U.S. Exploration and Production Index (formerly Dow Jones Secondary Oil Stock Index). The comparison assumes $100 was invested on December 31, 2003 in the Company's Common Stock and in each of the foregoing indices and assumes reinvestment of dividends. The Company paid no dividends on its Common Stock during the five-year period.

Stock Performance Chart













                 (See Chart in PDF Format filed Separately)















The Company has not paid any dividends since its reorganization and it is not contemplated that it will pay any dividends on its Common Stock in the foreseeable future. The Business Loan Agreement entered into between the Company and JPMorgan Chase Bank for the purpose of acquiring the commercial office building contains restrictions on the payment of dividends in the event a default under terms of the Business Loan Agreement has occurred and is continuing or would result from the payment of such dividends or distributions


The Registrant currently serves as its own stock transfer agent and registrar.

During the fourth quarter of the fiscal year ended December 31, 2007, the Company did not repurchase any of its equity securities. The Board of Directors has not approved nor authorized any standing repurchase program.

Item 6.  Selected Financial Data

The selected financial information presented should be read in conjunction with the consolidated financial statements and the related notes thereto.



                                 For the years ended December 31
                      2007        2006        2005        2004        2003
                  ----------- ----------- ----------- ----------- -----------
Total Revenue     $8,707,000 $ 6,174,000 $ 6,395,000 $ 4,515,000 $ 2,458,000
Net Income (Loss)  1,808,000     920,000   1,417,000   1,266,000     987,000
Earnings per Share    $ 0.24      $ 0.12      $ 0.19      $ 0.16      $ 0.13

                                       As of December 31,
                      2007        2006        2005        2004        2003
                  ----------- ----------- ----------- ----------- -----------
Total Assets     $15,631,000 $13,024,000 $11,387,000 $ 9,715,000 $ 5,395,000
Long-Term Debt     1,200,000   1,320,000   1,440,000         -           -



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


Results of Operations:
----------------------
                            2007 Compared to 2006

Oil revenues increased in 2007 over 2006 by approximately $243,000 an increase of 18%. This was due to an increase in average oil prices from $53.14 per bbl in 2006 to $65.17 per bbl in 2007 offset slightly by a decrease in production from approximately 25,400 bbls in 2006 to approximately 24,500 bbls in 2007. Decreased production of approximately 900 bbls or 3.5% came primarily from mechanical issues associated with some of the Companies operated wells.

Gas revenue increased in 2007 from 2006 by approximately $2,118,000, an increase of 56.9%. This was due primarily to an increase in average gas prices from $5.55 per Mcf in 2006 to $6.63 per Mcf in 2007, combined with an increase in production from approximately 672,000 Mcf in 2006 to approximately 881,000 Mcf in 2007, an increase of 31.1%. The majority of the increase in gas production was from our new Barnett Shale horizontal gas wells. Approximately $495,000 of the increase was from our Olex wells in Denton County, Texas. Our new Barnett Shale horizontal gas wells accounted for approximately $1,414,000 of the increase over 2006 sales. Gas sales from non-operated wells decreased by approximately $345,000 as compared with 2006.

Interest income is up approximately $24,000 due to the Company's policy of investing excess cash funds in higher earning money market accounts and certificates of deposit as opposed to checking accounts, as well as the higher level of cash balances earning interest during 2007 as compared to 2006. Interest rates were also slightly higher than in the previous year.

Lease operating expenses were $353,000 (17%) higher in 2007 because costs to operate have increased. As oil and gas prices have escalated, the costs of oil field services and equipment have also increased.

Amortization of the full cost pot (depletion) increased by approximately $183,000 in 2007. This increase was due to the undepleted basis of the full cost pot increasing from an estimated $8.6 million in 2006 to an estimated $10.5 million in 2007, with the depletion rate increasing from 5.041% in 2006 to 5.883% in 2007.

General and administrative expenses increased approximately $687,000 between years. Almost all of the increase was due to direct and indirect personnel costs of salary, contract labor, payroll taxes, benefits and associated expenses associated with the increased number of technical and professional personnel added to the Company's staff during 2007. Additionally, a portion of the increase is attributable to the outsourcing of the Company's payroll and benefits to Administaff, a Professional Employer Organization.

The decrease in other revenues is due mainly to receipt of approximately $24,000 more received in 2006 over the amounts received in 2007 for farm-outs of leasehold interests held by the Company.

The increase in interest expense for 2007 was due to approximately $48,000 of interest expense paid to interest owners on funds that had been suspended awaiting the completion of title work to determine and verify the ownership of the respective interests.


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

Amortization of the full cost pot (depletion) decreased by approximately $267,000 in 2006. This decrease was due to a decrease in the calculated basis of the full-cost pot for the cost to develop undeveloped reserves from an estimated $13 million in 2005 to an estimated $5 million in 2006. The decrease in the estimated future development cost more than offset the depletion rate increase from 4.2% in 2005 to 5.04% in 2006.

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


Item 8. Consolidated Financial Statements And Schedules Index At Page 48


Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None

Item 9A(T). Controls And Procedures

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by management under the supervision and with the participation of the Principal Executive Officer and Chief
Financial Officer of the effectiveness of the Company's disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 as of December 31, 2007. Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at December 31, 2007 to ensure that information required to be disclosed in reports that the Company files submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission ("SEC") rules and forms. As a result of this evaluation, there were no significant changes in the Company's internal control over financial reporting during the three months ended December 31, 2007 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting.

There has been no change in the Registrant's internal control over financial reporting during the fourth fiscal quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting.


Item 9B. Other Information

Not Applicable

PART III

Item 10.  Directors And Executive Officers Of The Registrant

The Directors and Executive Officers of the Company and certain information concerning them is set forth below:

      Name                      Age    Position
      ----------------------    ---    -----------------------------------
      Chris G. Mazzini           50    Chairman of the Board, Director and
                                       President

      Michelle H. Mazzini        46    Director, Vice President, Secretary,
                                                 Treasurer

      David E. Allard            49    Director

On April 2, 2008, Mr. David E. Allard, was appointed as a member of the Board of Directors of Spindletop Oil & Gas Co.

All directors hold offices until the next annual meeting of the shareholders or until their successors are duly elected and qualified. Officers of the Company serve at the discretion of the board of directors.

Business Experience
-------------------

Chris Mazzini, Chairman of the Board of Directors and President, graduated from the University of Texas at Arlington in 1979 with a Bachelor of Science degree in geology. He started his career in the oil and gas industry in 1978, and began as a petroleum geologist with Spindletop in 1979, working the Fort Worth Basin of North Texas. He became Vice President of Geology at Spindletop in 1982, and served in that capacity until he left the Company in 1985 when he
founded Giant Energy Corp. ("Giant").   Mr. Mazzini has served as President of
Giant since then. He rejoined the Company in December 1999 when he, through Giant, purchased controlling interest. Mr. Mazzini has been Chairman of the Board of Directors and President of the Company since 1999 and is a Certified and Licensed Petroleum Geologist. Mr. Mazzini has worked numerous geological basins throughout the United States with an emphasis on the Fort Worth Basin. He is responsible for several new field discoveries in the Fort Worth Basin.

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

David E. Allard, Director, has served as Chief Financial Officer (since February 2005) of Digital Witness Surveillance, a Dallas, Texas based development stage software provider; Executive Vice President and Secretary (April 2003 to February 2, 2005) of Internet America, Inc. Mr. Allard was
Chief Operating Officer (2000-2002) of Primedia Workplace Learning, a workplace training business; Executive Vice President and Chief Financial Officer (1999-
2000) of E-Train, Inc., a provider of online job training and seminars; Special Advisor (1998-1999) of Thayer Capital Partners; Chief Operating Officer (1997-
1998) of Career Track, Inc. (a TCI subsidiary); Senior Vice President and Vice President-Business Development (1992-1996) of Westcott Communications, Inc.; Partner (1985-1992) of Farmer and Allard, P.C. (a CPA firm); Audit Manager/CPA (1983-1985) of Grant Thornton LLP (a CPA firm). Mr. Allard is a Director (since February 20, 2004) and Chairman of the Audit Committee of the Board of Income Opportunity Realty Investors, Inc. a Dallas, Texas based real estate company which has its common stock listed and traded on the American Stock Exchange. Mr. Allard has been a Certified Public Accountant since 1983.

                                Key Employees

In addition to the services provided through the management contract with Giant by Mr. Mazzini, Ms. Mazzini (both of whom have biographies listed above) and the services of another Giant employee, the Company also relies extensively on the key employees identified below.

Robert E. Corbin, Controller, has been a full-time employee of Spindletop since April 2002. From May 2001 until April 2002, Mr. Corbin was an independent accounting consultant and devoted substantially all of his time to Spindletop. He has been active in the oil and gas industry for over 33 years, during which time he has served as financial officer of a publicly-held company as well as several private oil and gas companies and partnerships. Mr. Corbin graduated from Texas Tech University in 1969 with a BBA degree in accounting and began his accounting career as an auditor with Arthur Andersen & Co. in 1970.
Mr. Corbin is a Certified Public Accountant.

Mark Cook, Petroleum Geologist, joined the Company in November 2006. He has over 29 years experience in the oil and gas industry. Mr. Cook graduated from The University of Texas at San Antonio in 1983 with a Bachelor of Science in Geology. He has extensive experience in the Continental United States with a focus in the Fort Worth Basin and Bend Arch region. Mr. Cook has worked as Chief Geologist for Raw Energy Corp, in Weatherford, Texas; McClymond, LTD of Breckenridge, Texas, and as a personal Geologist for Mr. Tex Moncrief, in Fort Worth, Texas. Mr. Cook is a Licensed Professional Geoscientist in the state of Texas.

Mike Keen, Operations Manager, joined the Company in March, 2006.  Mr. Keen
has over 27 years experience in the oil and gas industry.   He graduated magna
cum laude from Rose-Hulman Institute of Technology in May 1975 with a Bachelor of Science degree in Mechanical Engineering. Mr. Keen started his career with Texaco, Inc. in Great Bend, Kansas working primarily in the mid-continent area. Mr. Keen then moved to North Texas and went to work for Mitchell Energy
Corporation primarily focusing on the Fort Worth Basin.   He also worked for
Huffco in Indonesia, Aminoil in South Texas and most recently for Envirogas, primarily in the Appalachian and Illinois Basins, before switching to the

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



Item 11.  Executive Compensation

Cash Compensation
-----------------

For the years ended December 31, 2007, 2006 and 2005, neither Mr. Mazzini nor Ms. Mazzini received any salary from the Company. None of the executive officers were paid cash compensation by the Company at an annual rate in excess of $100,000. Mr. Mazzini and Ms. Mazzini are both employed by Giant. Management fees the Company paid to Giant are used to reimburse a portion of

Mr. Mazzini's, Ms. Mazzini's and other Giant employees' salaries for time spent working on matters for the Company.

The Company has no stock option or incentive plan, does not grant any plan-based awards or awards of equity securities. The Company has no pension plan for its employees.

                        Compensation Pursuant to Plan

None

                             Other Compensation

Key employees and officers of the Company may sometimes be assigned overriding royalty interests and/or carried working interests in prospects acquired by or generated by the Company. These interests normally vary from less than one percent to three percent for each employee or officer. There is no set formula or policy for such program, and the frequency and amounts are largely controlled by the economics of each particular prospect. We believe that these types of compensation arrangements enable us to attract, retain and provide additional incentives to qualified and experienced personnel

Effective March 22, 2007, the Company issued 5,000 shares of restricted common stock to a key employee pursuant to an employment package. The shares were valued at $2.12 per share, a 60% discount from the believed market value for free trading shares at the time of issue of $5.30 per share. The discount was determined based in part on the fact that the shares were restricted and could not be sold or traded for at least one year from date of issue. The amount was expensed as general and administrative expense. The shares of common stock were issued out of Treasury Stock and reduced the amount of the Company's common stock held in Treasury from 81,668 to 76,668 shares. This transaction was recorded in accordance with FAS 123-R that became effective January 1,2006.

Effective August 15, 2007, the Company issued 10,000 shares of restricted common stock to a key employee pursuant to an employment package. The shares were valued at $2.10 per share, a 60% discount from the believed market value for free trading shares at the time of issue of $5.25 per share. The discount was determined based in part on the fact that the shares were restricted and cannot be sold or traded for at least one year from date of issue. The amount was expensed as general and administrative expense. The shares of common stock were issued out of Treasury Stock and reduced the amount of the Company's common stock held in Treasury from 76,668 to 66,668 shares. This transaction was recorded in accordance with FAS 123-R that became effective January 1,2006.

During 2006, the Company issued 10,000 shares of restricted common stock out of Treasury Stock to a key employee, and during 2005, the Company issued 20,000 shares of restricted stock out of Treasury Stock to the same employee pursuant
to an employment package.   See Footnote No. 7, to the Financial Statements for
further detail.

                          Compensation of Directors

Directors who are employees of either Giant or the Company are not currently compensated for their services on the board. In 2008, Mr. Allard was paid a director's fee of $10,000 to compensate him for his position as the Board of Directors' Financial Expert. Mr. Allard will also receive $2,500 for each board of directors meeting during the year. In each of 2007 and 2006, Mr. Paul E. Cash (a director who resigned on October 31, 2007) was paid a director's fee of $10,000 to compensate him for his position as the Board of Directors' Financial Expert.

         Termination of Employment and Change of Control Arrangement

There are no plans or arrangements for payment to officers or directors upon resignation or a change in control of the Registrant.


Item 12.  Security Ownership Of Certain Beneficial Owners And Management

Security Ownership of Certain Beneficial Owners and Managers

The table below sets forth the information indicated regarding ownership of the Registrant's common stock, $.01 par value, the only outstanding voting securities, as of December 31, 2007 with respect to: (i) any person who is known to the Registrant to be the owner of more than five percent (5%) of the Registrant's common stock; (ii) the common stock of the Registrant beneficially owned by each of the directors of the Registrant and, (iii) by all officers and directors as a group. Each person has sole investment and voting power with respect to the shares indicated, except as otherwise set forth in the footnotes to the table.


                                                                Pct Based On
                                                    Nature of    Outstanding
    Name and Address                     Number    Beneficial     Percent of
  Of Beneficial Owner                  of Shares    Ownership       Class
----------------------------------- -------------- ----------- ---------------
Chris Mazzini and Michelle Mazzini     5,900,543       (1)           77%
12850 Spurling Rd., Suite 200
Dallas, Texas 75230

All officers and directors
as a group                             5,900,543                     77%



West Coast Asset Management, Inc.        624,612       (2)            8%
Paul J. Orfalea
Lance W. Helfert
R. Atticus Lowe
2151 Alessandro Drive, #100
Ventura, CA 93001

(1) Chris Mazzini directly owns 39,654 shares (1%). Giant Energy Corp., directly owns 5,860,889 shares (76%). Chris Mazzini owns 100% of the common stock of Giant Energy Corp.

(2) According to Amendment No. 1 to Schedule 13G filed with the Commission by these persons for event occurring December 31, 2007, each of the individually named persons have shared power to vote or direct a vote as well as shared power to dispose or direct the disposition of the aggregate amount of stock owned.


Changes in control
----------------

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

There is a management services agreement between Giant Energy Corp. ("Giant") and the Company. Details of the agreement are shown below under Certain Business Relationships.

During 2005 the Company participated in the drilling of the Giant Energy Corp. Porter #2 well, a vertical Barnett Shale well in Parker County, Texas, which was completed in June 2005 with an initial production of 128 thousand cubic feet of gas per day ("MCFG/D") and 1 barrel of oil per day ("BO/D"). The Company owns a 35% working interest and a 26.25% net revenue interest in the Porter #2 well. Giant owns a 19% working interest (15.2% net revenue interest) and Chris Mazzini owns a 3.9% overriding royalty interest in the well.

Chris G. Mazzini and Michelle H. Mazzini, through a limited partnership in which they are limited partners, own M-R Oilfield Services, LP ("MRO"), an oil field service company which provides roustabout, swabbing and completion services at rates which are at or below market to the Company. This oil field services company does work exclusively for the Company and its parent company Giant Energy Corp. The Company benefits by having immediate access to services in a tight market.

The Company and Giant have entered into a joint Barnett Shale horizontal drilling and development program dated August 22, 2006, and later amended on October 20, 2006 (the "Agreement") with an unrelated third party company. (See "Joint Drilling Development of North Texas Barnett Shale Leasehold" on page 6).

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

The Company has entered into a management services agreement with MRO whereby MRO makes monthly payments in the amount of $1,000 per month to the Company in exchange for the Company providing administrative services to MRO. The Company has entered into a similar arrangement with Peveler Pipeline, LP ("Peveler"), whereby Peveler pays the Company a monthly charge of $200 in exchange for the Company providing administrative services to Peveler. Chris and Michelle Mazzini are the owners of Peveler Pipeline, LP, a limited partnership which owns a pipeline gathering system servicing wells owned by Giant, another related entity, described elsewhere in this report.

Item 14.  Principal Accounting Fees And Services

The following table sets forth the aggregate fees for professional services rendered to Spindletop Oil & Gas Co. and Subsidiaries for the years 2007, 2006 and 2005 by accounting firm, Farmer, Fuqua, & Huff, P.C.

             Type of Fees             2007      2006      2005

             Audit Fees             $33,000   $14,000   $14,000
             Audit related fees         -         -         -
             Tax fees                   -         -         -
             All other fees             -         -         -

Members of the Board of Directors (the "Board") fulfill the responsibilities of an audit committee and have established policies and Procedures for the approval and pre-approval of audit services and permitted non-audit services. The Board has the responsibility to engage and terminate Farmer, Fuqua, & Huff, P.C. independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All the fees for 2007, 2006 and 2005 were pre-approved by the Board or were within the pre-approved guidelines for permitted non-audit services and fees established by the Board, and there were no instances of waiver of approved requirements or guidelines during the same periods.

                                   PART IV

            Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

    (a) The following documents are filed as a part of this report:

        (1) FINANCIAL STATEMENTS: The following financial statements of the Registrant and Report of Independent Registered Public Accounting Firm therein are filed as part of this Report on Form 10-K:


                                                                 Page
        Report of Farmer, Fuqua & Huff, P.C
             Independent Registered Public Accounting Firm         49

        Consolidated Balance Sheets                                50

        Consolidated Statement of Income                           52

        Consolidated Statement of Changes in
        Stockholders' Equity                                       53

        Consolidated Statements of Cash Flows                      54

        Notes to Consolidated Financial Statements                 55

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

     3.2 Bylaws of Spindletop Oil & Gas Co. (previously filed with our General Form for Registration of Securities on Form 10, filed with the Commission on August 14, 1990)

    14 Code of Ethics for Senior Financial Officers (Incorporated by reference to Exhibit 14 to the registrant's annual report Form 10-K for the fiscal year ended December 31, 2005).

    21*      Subsidiaries of the Registrant

    31.1*    Rule 13a-14(a) Certification of Chief Executive Officer

    31.2*    Rule 13a-14(a) Certification of Chief Financial Officer

    32*      Officers' Section 1350 Certifications
-----------------------------
* Filed herewith

(b) The Index of Exhibits is included following the Financial Statement Schedules beginning at page 77 of this Report.

(c) The Index to Consolidated Financial Statements and Supplemental Schedules is included following the signatures, beginning at page 48 of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPINDLETOP OIL & GAS CO.

Dated: April 14, 2008

                                          By /s/ Chris Mazzini
                                          ________________________
                                          Chris Mazzini
                                          President, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                          Capacity                   Date
Principal Executive Officers:



/s/ Chris Mazzini
__________________________________  President, Director        April 14, 2008
Chris Mazzini                       (Chief Executive
                                    Officer)




/s/  Michelle Mazzini
__________________________________  Vice President, Secretary, April 14, 2008
Michelle Mazzini                    Treasurer, Director





/s/  David E. Allard
__________________________________  Director                    April 14, 2008
David E. Allard





/s/  Robert E. Corbin
__________________________________  Controller (Principal       April 14, 2008
Robert E. Corbin                    Financial and Accounting
                                    Officer)

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
Index to Consolidated Financial Statements and Schedules


                                                                       Page


Report of Independent Registered Public Accounting Firm                  49

Consolidated Balance Sheets - December 31, 2007 and 2006                 50

Consolidated Statements of Income for the years
   Ended December 31, 2007, 2006 and 2005                                52

Consolidated Statements of Changes in Shareholders'
   Equity for the years ended December 31, 2007, 2006, and 2005.         53

Consolidated Statements of Cash Flows for the years ended
   December 31, 2007, 2006 and 2005                                      54

Notes to Consolidated Financial Statements                               55

Schedules for the years ended December 31, 2007, 2006 and 2005
   II - Valuation and Qualifying Accounts                                75
   III - Real Estate and Accumulated Depreciation                        76

All other schedules have been omitted because they are not applicable, not required, or the information has been supplied in the consolidated financial statements or notes thereto.

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Spindletop Oil & Gas Co.

We have audited the accompanying consolidated balance sheets of Spindletop Oil & Gas Co. (A Texas Corporation) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2007. Spindletop Oil & Gas Co.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spindletop Oil & Gas Co. and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the index of the consolidated financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ Farmer, Fuqua and Huff, P.C.


Plano, Texas
April 14, 2008

                  SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                        As of December 31
                                                   --------------------------
                                                       2007          2006
                                                   -----------    -----------
                ASSETS

Current Assets
  Cash and cash equivalents                        $ 6,325,000    $ 5,759,000
  Accounts receivable, trade                         1,413,000      1,173,000
  Prepaid expenses, related party                          -           60,000
  Prepaid income tax                                       -          426,000
                                                   -----------    -----------
    Total current assets                             7,738,000      7,418,000
                                                   -----------    -----------

Property and Equipment, at cost
  Oil and gas properties (full cost method)         11,041,000      8,102,000
  Rental equipment                                     399,000        399,000
  Gas gathering systems                                145,000        145,000
  Other property and equipment                         183,000        141,000
                                                   -----------    -----------
                                                    11,768,000      8,787,000
  Accumulated depreciation and amortization         (5,902,000)    (5,257,000)
                                                   -----------    -----------
    Total property and equipment, net                5,866,000      3,530,000
                                                   -----------    -----------

Real Estate Property, at cost
  Land                                                 688,000        688,000
  Commercial office building                         1,542,000      1,508,000
  Accumulated depreciation                            (204,000)      (120,000)
                                                   -----------    -----------
    Total real estate property, net                  2,026,000      2,076,000
                                                   -----------    -----------

Other Assets                                             1,000            -
                                                   -----------    -----------
Total Assets                                       $15,631,000    $13,024,000
                                                   ===========    ===========










The accompanying notes are an integral part of these statements.

                  SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS - (Continued)


                                                        As of December 31
                                                   --------------------------
                                                       2007           2006
                                                   -----------    -----------
   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Notes payable, current portion                   $   120,000    $   120,000
  Accounts payable and accrued liabilities           2,272,000      2,237,000
  Income tax payable                                     8,000            -
  Tax savings benefit payable                           97,000         97,000
                                                   -----------    -----------
    Total current liabilities                        2,497,000      2,454,000
                                                   -----------    -----------

Non-current Liabilities
  Notes payable, long-term portion                   1,200,000      1,320,000
  Asset Retirement Obligation                          564,000        251,000
                                                   -----------    -----------
    Total non-current liabilities                    1,764,000      1,571,000
                                                   -----------    -----------

Deferred income tax payable                          1,855,000      1,324,000
                                                   -----------    -----------


Shareholders' Equity
  Common stock, $.01 par value; 100,000,000
   Shares authorized; 7,677,471 shares
   issued and 7,610,803 shares outstanding
   at December 31, 2007; 7,677,471 shares
   issued and 7,595,803 shares outstanding at
   December 31, 2006.                                   77,000         77,000
Additional paid-in capital                             874,000        850,000
Treasury Stock at cost                                 (32,000)       (40,000)
Retained earnings                                    8,596,000      6,788,000
                                                   -----------    -----------
  Total shareholders' equity                         9,515,000      7,675,000
                                                   -----------    -----------

Total Liabilities and Shareholders' Equity         $15,631,000    $13,024,000
                                                   ===========    ===========







The accompanying notes are an integral part of these statements.

                  SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME

                                                Years Ended December 31,
                                          -----------------------------------
                                              2007        2006        2005
                                          ----------- ----------- -----------
Revenues
  Oil and gas revenue                     $ 7,437,000 $ 5,076,000 $ 5,541,000
  Revenue from lease operations               212,000     154,000     120,000
  Gas gathering, compression and
  Equipment rental                            179,000     140,000     167,000
  Real estate rental income                   512,000     430,000     302,000
  Interest income                             299,000     275,000     132,000
  Other                                        68,000      99,000     133,000
                                          ----------- ----------- -----------
    Total revenue                           8,707,000   6,174,000   6,395,000
                                          ----------- ----------- -----------

Expenses
  Lease operations                          2,459,000   2,106,000   1,747,000
  Pipeline and rental operations               49,000      50,000      29,000
  Real estate operations                      365,000     330,000     484,000
  Depreciation and amortization               728,000     528,000     795,000
  Accretion of asset retirement obligation     24,000      34,000         -
  General and administrative                2,221,000   1,534,000   1,125,000
  Interest expense                             86,000     142,000     105,000
                                          ----------- ----------- -----------
    Total expenses                          5,932,000   4,724,000   4,285,000
                                          ----------- ----------- -----------
Income before income tax                    2,775,000   1,450,000   2,110,000
                                          ----------- ----------- -----------

Current tax provision                         436,000         -       360,000
Deferred tax provision                        531,000     530,000     333,000
                                          ----------- ----------- -----------
                                              967,000     530,000     693,000
                                          ----------- ----------- -----------

Net income                                $ 1,808,000 $   920,000 $ 1,417,000
                                          =========== =========== ===========

Earnings per Share of Common Stock
  Basic                                     $  0.24     $  0.12     $  0.19
                                          =========== =========== ===========
  Diluted                                   $  0.24     $  0.12     $  0.19
                                          =========== =========== ===========

Weighted Average Shares Outstanding         7,604,269   7,589,995   7,573,365
                                          =========== =========== ===========
Diluted Shares Outstanding                  7,604,269   7,589,995   7,573,365
                                          =========== =========== ===========

The accompanying notes are an integral part of these statements.

                  SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

                                     Additional     Treasury
                      Common Stock     Paid-In        Stock         Retained
                    Shares   Amount    Capital   Shares   Amount    Earnings
                  --------- -------- ---------- -------- -------- -----------
Balance at
December 31, 2004 7,677,471   77,000    806,000  111,668  (45,000)  4,451,000

Issuance of 20,000
shares of Common Stock
out of Treasury Stock
as part of an employee
compensation package    -        -       25,000  (20,000)   3,000         -

Net Income              -        -          -        -        -     1,417,000
                  --------- -------- ---------- -------- -------- -----------
Balance at
December 31, 2005 7,677,471 $ 77,000 $  831,000   91,668 $(42,000)$ 5,868,000

Issuance of 10,000
shares of Common Stock
out of Treasury Stock
as part of an employee
compensation package    -        -       19,000  (10,000)   2,000         -

Net Income              -        -          -        -        -       920,000
                  --------- -------- ---------- -------- -------- -----------
Balance at
December 31, 2006 7,677,471 $ 77,000 $  850,000   81,668 $(40,000)$ 6,788,000

Issuance of 5,000
shares of Common Stock
out of Treasury Stock
as part of an employee
compensation package    -        -        9,000   (5,000)   2,000        -

Issuance of 10,000
shares of Common Stock
out of Treasury Stock
as part of an employee
compensation package    -        -       15,000  (10,000)   6,000         -

Net Income              -        -          -        -        -     1,808,000
                  --------- -------- ---------- -------- -------- -----------
Balance at
December 31, 2007 7,677,471 $ 77,000 $  874,000   66,668 $(32,000)$ 8,596,000
                  ========= ======== ========== ======== ======== ===========



The accompanying notes are an integral part of these statements.

                  SPINDLETOP OIL & GAS CO AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Years Ended December 31,
                                          -----------------------------------
                                              2007        2006        2005
                                          ----------- ----------- -----------
Cash Flows from Operating Activities

  Net Income                              $ 1,808,000 $   920,000 $ 1,417,000
  Reconciliation of net income
    to net cash provided by
    Operating Activities
     Depreciation and amortization            728,000     528,000     795,000
     Non-cash employee compensation            32,000      21,000         -
     Changes in prepaid expenses
        to related party                       60,000     (60,000)        -
     Changes in accounts receivable          (240,000)     55,000    (611,000)
     Changes in prepaid income tax            427,000    (426,000)    190,000
     Changes in accounts payable               35,000     293,000    (125,000)
     Changes in current taxes payable           8,000     (20,000)     20,000
     Changes in deferred taxes payable        531,000     530,000     333,000
     Changes in asset retirement obligation   313,000         -           -
     Changes in other assets                   (1,000)      1,000         -
                                          ----------- ----------- -----------
Net cash provided by operating
  activities                                3,701,000   1,842,000   2,019,000
                                          ----------- ----------- -----------
Cash flows from Investing Activities
  Capitalized acquisition, exploration
    and development costs                  (2,940,000) (1,271,000)   (619,000)
  Purchase of property and equipment          (42,000)     10,000     (55,000)
  Capitalized tenant improvements             (33,000)   (210,000)        -
  Proceeds from sale of properties                -           -        23,000
                                          ----------- ----------- -----------
Net cash used for investing activities
  activities                               (3,015,000) (1,471,000)   (651,000)
                                          ----------- ----------- -----------
Cash Flows from Financing Activities
  Repayment of note payable to a bank        (120,000)   (120,000)   (240,000)
  Sale of common stock                            -           -        28,000
                                          ----------- ----------- -----------
Net cash used for financing
  activities                                 (120,000)   (120,000)   (212,000)
                                          ----------- ----------- -----------

Increase in cash                              566,000     251,000   1,156,000

Cash at beginning of period                 5,759,000   5,508,000   4,352,000
                                          ----------- ----------- -----------
Cash at end of period                     $ 6,325,000 $ 5,759,000 $ 5,508,000
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

Organization and Nature of Operations
-------------------------------------

The Company was organized as a Texas corporation in September 1985, in connection with the Plan of Reorganization ("the Plan"), effective
September 9, 1985, of Prairie States Exploration, Inc., ("Exploration"), a Colorado corporation, which had previously filed for Chapter 11 bankruptcy.
In connection with the Plan, Exploration was merged into the Company, with the Company being the surviving corporation. After giving effect to a stock split, up to a total of 166,667 of the Company's common shares may be issued to Exploration's former shareholders. As of December 31, 2007, 2006, and 2005, 122,436 shares have been issued to former shareholders in connection with the Plan.

Spindletop Oil & Gas Co. is engaged in the exploration, development and production of oil and natural gas; and through one of its subsidiaries, the gathering and marketing of natural gas.

On December 27, 2004, the Company purchased a commercial office building and related land. The building contains approximately 46,286 of rentable square feet, of which the Company occupies approximately 10,317 rentable square feet as its corporate office headquarters. The Company leases the remaining space in the building to non-related third party commercial tenants at prevailing market rates.

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

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid instruments with a maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts
-------------------------------

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible portion of accounts receivable. This estimate is based on historical collection experience and a review of the current status of accounts receivable.

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

Investments in Real Estate and Oil and Gas Properties
-----------------------------------------------------

All investments in oil and gas properties and in real estate holdings are stated at cost or adjusted carrying value. Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), requires that a property be considered impaired if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. If impairment exists, an impairment loss is recognized by a charge against earning equal to the amount by which the carrying amount of the property exceeds fair market value less cost to sell the property. If impairment of a property is recognized, the carrying amount of the property is reduced by the amount of the impairment, and a new cost for the property is established. Depreciation is provided over the properties estimated remaining useful life. There was no charge to earnings during 2007 due to impairment of oil and gas properties or real estate holdings.

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

The following table reflects the changes of the asset retirement obligations during the period ending December 31;
                                                     2007            2006
                                                 ------------    ------------
Carrying amount of asset retirement obligation   $    251,000    $    239,000
Liabilities added                                     374,000          27,000
Liabilities divested or settled                       (85,000)        (49,000)
Current period accretion expenses                      24,000          34,000
                                                 ------------    ------------
Carrying amount as of December 31,               $    564,000    $    251,000
                                                 ============    ============
                                    - 57 -

Income Taxes
------------

In June, 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No..48, "Accounting for Uncertainty in Income Taxes , an Interpretation of SFAS No.109" ("FIN 48"). The interpretation creates a single model to address accounting for uncertainty in tax positions. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of certain tax positions.

The Company adopted the provisions of FIN 48 effective January 1, 2007. The adoption of this accounting principle did not have an effect on the Company's consolidated financial statements at, and for the three years ended December 31, 2007.

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

3.  ACCOUNTS RECEIVABLE
                                                         December 31,
                                                 ----------------------------
                                                     2007            2006
                                                 ------------    ------------
      Trade                                      $    370,000    $    530,000
      Accrued receivable                            1,057,000         657,000
                                                 ------------    ------------
                                                    1,427,000       1,187,000
      Less: Allowance for losses                      (14,000)        (14,000)
                                                 ------------    ------------
                                                 $  1,413,000    $  1,173,000
                                                 ============    ============

4.  ACCOUNTS PAYABLE
                                                         December 31,
                                                 ----------------------------
                                                     2007            2006
                                                 ------------    ------------
      Trade payables                             $    699,000    $    213,000
      Production proceeds payable                   1,070,000       1,385,000
      Prepaid drilling costs                          414,000         561,000
      Other                                            89,000          78,000
                                                  -----------    ------------
                                                  $ 2,272,000    $  2,237,000
                                                  ===========    ============

5.  NOTES PAYABLE
                                                         December 31,
                                                 ----------------------------
                                                     2007           2006
                                                 ------------    ------------
Note payable to a bank with monthly
principal payments of $10,000 plus
Accrued interest; interest at a
variable annual interest rate based
upon an index which is the Treasury
Securities Rate for a term of seven
years, plus 2.20%.  The interest rate
is subject to change on the first day
of each seven year anniversary after
the date of the note based on the Index
then in effect.  As of the date of the
Loan, the annual interest rate was
6.11%.  The note is collateralized by
land and commercial office building,
plus a guarantee by certain related
parties.                                         $  1,320,000    $  1,440,000

Less current maturities                               120,000         120,000
                                                 ------------    ------------
  Total notes payable, long-term portion         $  1,200,000    $  1,320,000
                                                 ============    ============

Estimated annual maturities for long-term debt are as follows:

                          2008            $   120,000
                          2009                120,000
                          2010                120,000
                          2011                120,000
                          2012                120,000
                        thereafter            720,000
                                          -----------
                                          $ 1,320,000
                                          ===========


6. RELATED PARTY TRANSACTIONS

Since 1999 Giant Energy Corp. ("Giant") has charged the Company a fee pursuant to a management services agreement. Effective January 1, 2003, this agreement was amended to increase the monthly payments from the Company to Giant to $20,000 in exchange for several of Giant's personnel providing management, administrative and other services to the Company and for the use of certain Giant assets. Giant is wholly owned by Chris Mazzini, President of the Company. General and administrative expense for the years ending December 31, 2007, 2006 and 2005 includes $240,000, $240,000 and $240,000, respectively, related to this agreement. In addition, prepaid expenses, related party at December 31, 2006 includes $60,000 related to this agreement.

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

The Company and Giant have entered into a joint Barnett Shale horizontal drilling and development program dated August 22, 2006, and later amended on October 20, 2006 (the "Agreement") with an unrelated third party company. (See "Joint Drilling Development of North Texas Barnett Shale Leasehold" on page 6).

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

In connection with the Plan discussed in Note 1, the Company agreed to pay, in cash, to Exploration's unsecured creditors, as defined, one-half of the future reductions of Federal income taxes which were directly related to any allowed carryovers of Exploration's net operating losses and investment tax credits. Such payments are to be made on a pro-rata basis. Amounts incurred under this agreement, which are considered contingent consideration under APB No. 16, totaled $ -0-, $ -0-, and $ -0- in 2007, 2006 and 2005, respectively. As of December 31, 2007 the Company has not received a ruling from the Internal Revenue Service concerning the net operating loss and investment credit carryovers. Until the tax savings which result from the utilization of these carry-forwards is assured, the Company will not pay to Exploration's unsecured creditors any of the tax savings benefit. As of December 31, 2007 and 2006, the Company owes $97,000 respectively to Exploration's unsecured creditors.

In calculating tax savings benefits described above, consideration was given to the alternative minimum tax, where applicable, and the tax effects of temporary differences, as shown below:

Income tax differed from the amounts computed by applying an effective
U.S. federal income tax rate of 34% to pretax income in 2007, 2006 and 2005 as a result of the following:

                                               2007        2006        2005
                                          -----------  ----------  ----------
    Computed expected tax expense         $   944,000  $  493,000  $  718,000
    Miscellaneous timing differences
      related to book and tax depletion
      differences and the expensing of
      intangible drilling costs              (508,000)   (493,000)   (358,000)
                                          -----------  ----------  ----------
                                          $   436,000  $      -    $  360,000
                                          ===========  ==========  ==========


Deferred income taxes reflect the effects of temporary differences between the tax bases of assets and liabilities and the reported amounts of those assets and liabilities for financial reporting purposes. Deferred income taxes also reflect the value of net operating losses, investment tax credits and an offsetting valuation allowance. The Company's total deferred tax assets and corresponding valuation allowance at December 31, 2007 and 2006 consisted of the following:

                                                         December 31,
                                                 ----------------------------
                                                       2007            2006
                                                 ------------    ------------
  Deferred tax assets
    Depreciation, depletion and amortization           22,000         247,000
    Other, net                                          9,000           9,000
                                                 ------------    ------------
      Total                                            31,000         256,000

  Deferred tax liabilities
    Expired leasehold                                 (58,000)        (58,000)
    Intangible drilling costs                      (1,828,000)     (1,522,000)
                                                  ------------    ------------
  Net deferred tax liability                       (1,855,000)     (1,324,000)
                                                  ============    ============

9. CASH FLOW INFORMATION

The Company does not consider any of its assets, other than cash and certificates of deposit shown as cash on the balance sheet, to meet the definition of a cash equivalent.

Net cash provided by operating activities includes cash payments for interest of $86,000, $94,000 and $ 105,000 for the years 2007, 2006 and 2005, respectively. Also included are cash payments for taxes of $-0-, $445,000, and $373,000 in 2007, 2006 and 2005, respectively.

Excluded from the Consolidated Statements of Cash Flows were the effects of certain non-cash investing and financing activities, as follows:

                                               2007        2006        2005
                                           ----------- ----------- -----------
  Addition (reduction) of Oil & Gas
    Properties by recognition of
    Asset Retirement Obligation            $   289,000     (22,000)$   239,000
                                           ----------- ----------- -----------
                                           $   289,000 $   (22,000)$   239,000
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

11.  CONCENTRATIONS OF CREDIT RISK

As of December 31, 2007, the Company had approximately $5,179,000 in accounts at one bank, including $200,000 of short term certificates of deposit and approximately $2,221,000 in a second bank, including $200,000 of short-term
certificates of deposit.    The Company also had approximately $1,032,000,
including $1,000,000 of short-term certificates of deposit invested at four other banking institutions.

Most of the Company's business activity is located in Texas. Accounts receivable as of December 31, 2007 and 2006 are due from both individual and institutional owners of joint interests in oil and gas wells as well as purchasers of oil and gas. A portion of the Company's ability to collect these receivables is dependent upon revenues generated from sales of oil and gas produced by the related wells.

12. FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments at December 31, 2007 and 2006 follow:

                                -------- 2007 ------    -------- 2006 -------
                                Carrying       Fair     Carrying       Fair
                                 Amount       Value      Amount       Value
                              ----------- ----------- ----------- -----------
     Cash                     $ 6,325,000 $ 6,325,000 $ 5,759,000 $ 5,759,000
     Accounts receivable        1,413,000   1,413,000   1,173,000   1,173,000

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

At December 31, 2007 the Company has acquired bonds and letters of credit issued in favor of various state regulatory agencies as mandated by state law in order to comply with financial assurance regulations required to perform oil and gas operations within the various state jurisdictions.

The Company has eleven, $5,000 single-well bonds totaling $55,000 with an insurance company, for wells the Company operates in Alabama. The bonds are written for a three year period. The Company also has a single-well bond in the amount of $10,000 with a different insurance company for a well operated in New Mexico. This bond renews annually.

The Company has seven letters of credit from a credit union issued for the benefit of various state regulatory agencies in Texas, Oklahoma, and Louisiana, ranging in amounts from $25,000 to $50,000 and totaling $250,000. These letters of credit have expiration dates that range from February 26, 2008 through March 31, 2009 and are fully secured by funds on deposit with the credit union in business money market accounts.

14.    ADDITIONAL OPERATIONS AND BALANCE SHEET INFORMATION

Certain information about the Company's operations for the years ended December 31, 2007, 2006, and 2005 follows.

Sale of Oil & Gas Properties
----------------------------

Effective November 1, 2005, the Company sold its working interest and operations in the Beth #1 and #2 wells located in Gray County, Texas to an unrelated party for $22,500 in cash.

Effective June 1, 2007, the Company sold its working interest and operations in the Federal 2-33 well located in Lea County, New Mexico to an unrelated party for $20,000 in cash.

Significant Oil and Gas Purchasers
----------------------------------

Dependence on Purchasers

The Company's oil sales are made on a day to day basis at approximately the current area posted price. The loss of any oil purchaser would not have an adverse effect upon operations. The Company generally contracts to sell its natural gas to purchasers pursuant to short-term contracts. Additionally, some of the Company's natural gas not under contract is sold at the then current prevailing "spot" price on a month to month basis. Following is a summary of significant oil and gas purchasers during the three-year period ended December 31, 2007.

                                             Year Ended December 31, (1)
                                          --------------------------------
            Purchaser                         2007       2006       2005
-----------------------------------------   --------   --------   --------
Enbridge North Texas                           36%        38%        39%
Crosstex Energy Services, LP                   26%         3%         5%
Shell Trading (US) Company                      6%         8%         7%
Teppco Crude Oil, LP                            5%         3%         -%
Targa Midstream Service, LIM
  (formerly Dynegy Midstream Services, LIM      3%         -%         -%
Navajo Refining Co.                             2%         -%         -%
Devon Gas Services, L.P                         2%         4%         6%
ETC Texas Pipeline                              2%         5%         -%
Eastex Crude Company                            2%         -%         -%
Empire Pipeline Corp                            1%         3%         -%
Duke Energy Field Services                      1%         -%         -%
Plains Marketing, LP.                           1%         6%         6%
Dynegy Midstream Services, LIM                  -%         -%         5%

 (1)  Percent of Total Oil & Gas Sales


Oil and gas is sold to approximately 108 different purchasers under market sensitive, short-term contracts computed on a month to month basis.

Except as set forth above, there are no other customers of the Company that individually accounted for more than 5% of the Company's oil and gas revenues during the three years ended December 31, 2007.

The Company currently has no hedged contracts.

Certain revenues, costs and expenses related to the Company's oil and gas operations are as follows:

                                                Year Ended December 31,
                                          -----------------------------------
                                              2007        2006        2005
                                          ----------- ----------- -----------
  Capitalized costs relating to oil
    and gas producing activities:

      Unproved properties                 $ 1,100,000 $   428,000 $   349,000
      Proved properties                     9,941,000   7,674,000   6,470,000
                                          ----------- ----------- -----------
        Total capitalized costs            11,041,000   8,102,000   6,819,000

      Accumulated amortization             (5,249,000) (4,631,000) (4,196,000)
                                          ----------- ----------- -----------
        Total capitalized costs, net      $ 5,792,000 $ 3,471,000 $ 2,623,000
                                          =========== =========== ===========

                                                  Year Ended December 31,
                                          -----------------------------------
                                              2007        2006       2005
                                          ----------- ----------- -----------
  Costs incurred in oil and gas property
    acquisition, exploration and
    development:
      Acquisition of properties           $ 1,516,000 $       -   $       -
      Development costs                     1,423,000   1,283,000     621,000
                                          ----------- ----------- -----------
        Total costs incurred              $ 2,939,000 $ 1,283,000 $   621,000
                                          =========== =========== ===========

                                                Year Ended December 31,
                                          -----------------------------------
                                              2007       2006        2005
                                          ----------- ----------- -----------
Results of Operations from producing
  activities:
    Sales of oil and gas                  $ 7,437,000 $ 5,076,000 $ 5,541,000
                                          ----------- ----------- -----------

    Production costs                        2,459,000  2,106,000   1,747,000
    Amortization of oil and gas
      Properties                              619,000     435,000     738,000
                                          ----------- ----------- -----------
    Total production costs                  3,078,000   2,541,000   2,485,000
                                          ----------- ----------- -----------
      Total net revenue                   $ 4,359,000 $ 2,535,000 $ 3,056,000
                                          =========== =========== ===========


                                                  Year Ended December 31,
                                          -----------------------------------
                                              2007        2006        2005
                                          ----------- ----------- -----------
Sales price per equivalent Mcf              $  7.24     $  6.16     $  7.07
                                          =========== =========== ===========
Production costs per equivalent Mcf         $  2.39     $  2.55     $  2.23
                                          =========== =========== ===========
Amortization per equivalent Mcf             $  0.60     $  0.53     $  1.03
                                          =========== =========== ===========

                                                  Year Ended December 31,
                                          -----------------------------------
                                              2007        2006        2005
                                          ----------- ----------- -----------
Results of Operations from gas
gathering and equipment rental
activities:

  Revenue                                 $   179,000 $   140,000 $   167,000
                                          ----------- ----------- -----------

  Operating expenses                           50,000      50,000      29,000
  Depreciation                                  7,000      10,000      10,000
                                          ----------- ----------- -----------
    Total costs                                57,000      60,000      39,000
                                          ----------- ----------- -----------
      Total net revenue                   $   122,000 $    80,000 $   128,000
                                          =========== =========== ===========


15.  BUSINESS SEGMENTS

The Company's three business segments are (1) oil and gas exploration, production and operations, (2) transportation and compression of natural gas, and (3) commercial real estate investment. Management has chosen to organize the Company into the three segments based on the products or services provided. The following is a summary of selected information for these segments for the three-year period ended December 31, 2007:

                                                 Year Ended December 31,
                                          -----------------------------------
                                              2007        2006        2005
                                          ----------- ----------- -----------
Revenues: (3)
  Oil and gas exploration, production
    and operations                        $ 7,649,000 $ 5,230,000 $ 5,661,000
  Gas gathering, compression and
    equipment rental                          179,000     140,000     167,000
  Real estate rental                          512,000     430,000     302,000
                                          ----------- ----------- -----------
                                          $ 8,340,000 $ 5,800,000 $ 6,130,000
                                          =========== =========== ===========

Depreciation, depletion and
Amortization expense:
  Oil and gas exploration, production
    and operations                        $   673,000 $   471,000 $   738,000
  Gas gathering, compression and
    equipment rental                            8,000      10,000      10,000
  Real estate rental                           47,000      47,000      47,000
                                          ----------- ----------- -----------
                                          $   728,000 $   528,000 $   795,000
                                          =========== =========== ===========

Income from operations:
  Oil and gas exploration, production
    and operations                        $ 4,493,000 $ 2,653,000 $ 3,176,000
  Gas gathering, compression and
    equipment rental                          122,000      80,000     128,000
  Real estate rental                          100,000      53,000    (229,000)
                                          ----------- ----------- -----------
                                            4,715,000   2,786,000   3,075,000
Corporate and other (1)                    (2,907,000) (1,866,000) (1,658,000)
                                          ----------- ----------- -----------
Consolidated net income (loss)            $ 1,808,000 $   920,000 $ 1,417,000
                                          =========== =========== ===========


Identifiable Assets net of DDA:
  Oil and gas exploration, production
    and operations                        $ 5,851,000 $ 3,507,000 $ 2,682,000
  Gas gathering, compression and
    equipment rental                           15,000      23,000      31,000
  Real estate rental                        2,026,000   2,076,000   1,937,000
                                          ----------- ----------- -----------
                                          $ 7,892,000 $ 5,606,000 $ 4,650,000
Corporate and other (2)                     7,739,000   7,418,000   6,737,000
                                          ----------- ----------- -----------
Consolidated total assets                 $15,631,000 $13,024,000 $11,387,000
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


16.   SUPPLEMENTARY INCOME STATEMENT INFORMATION

The following items were charged directly to expense:

                                                  Year Ended December 31,
                                          -----------------------------------
                                              2007        2006        2005
                                          ----------- ----------- -----------
  Maintenance and repairs                 $     8,000 $   31,000  $    10,000
  Production taxes                            455,000    290,000      303,000
  Taxes, other than payroll and
    income taxes                               49,000     37,000       70,000

17.  QUARTERLY DATA (UNAUDITED)

The table below reflects selected quarterly information for the years ended December 31, 2007, 2006 and 2005.

                                     Year Ended December 31, 2007
                               ----------------------------------------------
                                  First      Second       Third      Fourth
                                 Quarter     Quarter     Quarter     Quarter
                               ----------  ----------  ----------  ----------
Revenue                        $1,417,000  $2,160,000  $1,988,000  $3,142,000
Expense                          (999,000) (1,296,000) (1,440,000) (2,197,000)
                               ----------  ----------  ----------  ----------
Operating income                  418,000     864,000     548,000     945,000
Current tax provision            (111,000)   (177,000)    (10,000)   (138,000)
Deferred tax provision            (91,000)   (173,000)   (147,000)   (120,000)
                               ----------  ----------  ----------  ----------
Net income                        216,000     514,000     391,000     687,000
                               ==========  ==========  ==========  ==========

Earnings per share
  of common stock
     Basic                        $0.03       $0.07       $0.05       $0.09
     Diluted                      $0.03       $0.07       $0.05       $0.09




                                        Year Ended December 31, 2006
                               ----------------------------------------------
                                  First      Second       Third      Fourth
                                 Quarter     Quarter     Quarter     Quarter
                               ----------  ----------  ----------  ----------
Revenue                        $1,561,000  $1,520,000  $1,696,000  $1,397,000
Expense                          (927,000) (1,176,000) (1,233,000) (1,388,000)
                               ----------  ----------  ----------  ----------
Operating income                  634,000     344,000     463,000       9,000
Current tax provision              (2,000)   (133,000)   (115,000)    250,000
Deferred tax provision           (161,000)    (91,000)    (20,000)   (258,000)
                               ----------  ----------  ----------  ----------
Net income                        471,000     120,000     328,000       1,000
                               ==========  ==========  ==========  ==========

Earnings per share
  of common stock
     Basic                        $0.06       $0.02       $0.04        $0.00
     Diluted                      $0.06       $0.02       $0.04        $0.00

                                        Year Ended December 31, 2005
                               ----------------------------------------------
                                  First      Second       Third      Fourth
                                 Quarter     Quarter     Quarter     Quarter
                               ----------  ----------  ----------  ----------
Revenue                        $1,306,000  $1,503,000  $1,465,000  $2,121,000
Expense                          (698,000)   (898,000) (1,037,000) (1,652,000)
                               ----------  ----------  ----------  ----------
Operating income                  608,000     605,000     428,000     469,000
Current tax provision            (109,000)   (140,000)    (76,000)    (35,000)
Deferred tax provision            (55,000)    (40,000)    (39,000)   (199,000)
                               ----------  ----------  ----------  ----------
Net income                        444,000     425,000     313,000     235,000
                               ==========  ==========  ==========  ==========

Earnings per share
  of common stock
     Basic                        $0.06       $0.06       $0.04       $0.03
     Diluted                      $0.06       $0.06       $0.04       $0.03



18.   SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

The Company's net proved oil and natural gas reserves as of December 31, 2007 and December 31, 2006 have been estimated by Netherland, Sewell & Associates, Inc. The Company's net proved oil and natural gas reserves as of December 31, 2005 were estimated by Company personnel. All estimates are in accordance with guidelines established by the Securities and Exchange Commission. Accordingly, the following reserve estimates were based on existing economic and operating conditions. Oil and gas prices in effect at December 31, of each year were used. Operating costs, production and ad valorem taxes and future development costs were based on current costs with no escalation.

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

Changes in Estimated Quantities of Proved Oil and Gas Reserves (Unaudited):

                                                    Crude Oil     Natural Gas
                                                       Bbls          Mcf
                                                  ------------   ------------
Quantities of Proved Reserves:
------------------------------
    Balance December 31, 2004                           418,993     13,732,132
    Sales of reserves in place                            (770)        (6,113)
    Acquired properties                                    -              -
    Extensions and discoveries                           6,407        188,973
    Revisions of previous estimates                     80,316      1,522,389
    Production                                         (21,323)      (655,568)
                                                  ------------   ------------
  Balance December 31, 2005                            483,623     14,781,813
    Sales of reserves in place                             -              -
    Acquired properties                                    -              -
    Extensions and discoveries                          35,856      6,098,653
    Revisions of previous estimates                   (137,414)    (6,822,992)
    Production                                         (25,443)      (671,512)
                                                  ------------   ------------
  Balance December 31, 2006                            356,622     13,385,962
    Sales of reserves in place                             -              -
    Acquired properties                                    -              -
    Extensions and discoveries                          12,239      1,485,603
    Revisions of previous estimates                        765        375,862
    Production                                         (24,472)      (880,662)
                                                  ------------   ------------
  Balance December 31, 2007                            345,154     14,366,765
                                                  ============   ============


Proved Developed Reserves:
--------------------------
  Balance December 31, 2005                            433,455      7,109,815
  Balance December 31, 2006                            340,870      7,352,511
  Balance December 31, 2007                            334,213     10,947,481


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

Reserve estimates were prepared in accordance with standard Security and Exchange Commission guidelines. The future net cash flow was computed using year-end 2007 oil and gas prices. Lease operating costs, compression, dehydration, transportation, ad valorem taxes, severance taxes, and federal income taxes were deducted. Costs and prices were held constant and were not escalated over the life of the properties. No deduction has been made for interest, or general corporate overhead. The annual discount of estimated future cash flows is defined, for use herein, as future cash flows discounted at 10% per year, over the expected period of realization.

Proved Developed Reserves were calculated based on Decline Curve Analysis on 116 operated wells and 121 non-operated wells. Materially insignificant non-operated wells were excluded from the reserve estimate.

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

Standardized measure of discounted future net cash flows related to proved reserves:

                                               Year Ended December 31,
                                       --------------------------------------
                                           2007         2006         2005
                                       ------------ ------------ ------------

  Future production revenue            $115,233,000 $ 81,294,000 $130,178,000
  Future development costs               (4,601,000)  (4,778,000) (13,831,000)
  Future production costs               (26,806,000) (21,323,000) (25,144,000)
                                       ------------ ------------ ------------
  Future net cash flow before
    Federal income tax                   83,826,000   55,193,000   91,203,000
  Future income taxes                   (23,471,000) (15,454,000) (22,941,000)
                                       ------------ ------------ ------------
  Future net cash flows                  60,355,000   39,739,000   68,262,000
  Effect of 10% annual discounting      (18,141,000) (14,074,000) (40,401,000)
                                       ------------ ------------ ------------
  Standardized measure of
    Discounted net cash flows          $ 42,214,000 $ 25,655,000 $ 27,861,000
                                       ============ ============ ============

Changes in the standardized measure of discounted future net cash flows:

                                               Year Ended December 31,
                                       --------------------------------------
                                           2007         2006         2005
                                       ------------ ------------ ------------

Beginning of the year                  $ 25,655,000 $ 27,861,000 $ 16,891,000
  Oil and gas sales, net of
    production costs                     (4,978,000)  (2,970,000)  (5,541,000)
  Sales of reserves in place                    -            -        (31,000)
  Net change in prices, net of
    production costs                     20,449,000   (8,513,000)  13,063,000
  Extensions, discoveries and additions   7,243,000    9,251,000          -
  Changes in production rates,
    timing and other                            -            -     (7,571,000)
  Revisions of quantity estimate         (4,083,000)  (1,592,000)  11,722,000
  Effect of income tax                   (4,638,000)  (1,158,000)  (2,361,000)
  Accretion of discount                   2,566,000    2,786,000    1,689,000
                                       ------------ ------------ ------------
End of year                            $ 42,214,000 $ 25,655,000 $ 27,861,000
                                       ============ ============ ============

                  SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                      VALUATION AND QUALIFYING ACCOUNTS
                YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

                                                                  SCHEDULE II

           Beginning                        Costs &                  Ending
          Description           Balance     Expenses   Deductions    Balance
----------------------------- ----------- ----------- ----------- -----------
Allowance for
  doubtful Accounts

    December 31, 2005             $   30,000 $      -   $ 16,000   $   14,000
                                  ========== ========== ========== ==========

    December 31, 2006             $   14,000 $      -   $      -   $   14,000
                                  ========== ========== ========== ==========

    December 31, 2007             $   14,000 $      -   $      -   $   14,000
                                  ========== ========== ========== ==========

                                                                  SCHEDULE III

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                 REAL ESTATE AND ACCUMULATED DEPRECIATION


                  Initial Cost to Corporation                      Total Cost
-----------------------------------------------------------------  Subsequent
   Description               Encumbrances    Land      Buildings  ToAcquist'n
-------------------------   ------------- ----------- ----------- -----------
Two story multi-tenant
garden office building with
sub-grade parking garage
located in Dallas, Texas           (b)    $  688,000 $1,298,000      $244,000



 Gross Amounts at Which Carried at Close of Year
                                                   Life on which
                                      Accumulated   Depreciation      Date
    Land     Buildings      Total    Depreciation    Calculated     Acquired
---------- ------------ ----------- -------------   ------------   -----------
$  688,000 $ 1,542,000  $ 2,230,000  $    204,000        (a)        12/27/2004


Notes to Schedule III

(a) See Footnote 2 to the Financial Statements outlining depreciation methods and lives.

(b) See description of notes payable in Footnote 5 to the Financial Statements outlining the terms and provisions of the acquisition loan for the building.

(c) The reconciliation for investments in real estate and accumulated depreciation for the years ended December 31, 2007 is as follows:

                                               Investments in    Accumulated
                                                 Real Estate    Depreciation
                                                ------------    ------------
Balance, December 31, 2005                      $  1,986,000    $     49,000

   Acquisitions                                      210,000
   Depreciation expense                                               71,000
                                                ------------    ------------
Balance, December 31, 2006                      $  2,196,000    $    120,000

   Acquisitions                                       34,000
   Depreciation expense                                               84,000
                                                ------------    ------------
Balance, December 31, 2007                      $  2,230,000    $    204,000
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

     3.2 Bylaws of Spindletop Oil & Gas Co. (previously filed with our General Form for Registration of Securities on Form 10, filed with the Commission on August 14, 1990)

    14 Code of Ethics for Senior Financial Officers (Incorporated by reference to Exhibit 14 to the registrant's annual report Form 10-K for the fiscal year ended December 31, 2005).

    21       Subsidiaries of the Registrant

    31.1     Rule 13a-14(a) Certification of Chief Executive Officer

    31.2     Rule 13a-14(a) Certification of Chief Financial Officer

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



Dated April 14, 2008



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



Dated April 14, 2008



                                          /s/ Robert E. Corbin
                                          ROBERT E. CORBIN
                                          Principal Financial and
                                          Accounting Officer

                                                                    Exhibit 32

                    Officers' Section 1350 Certifications

The undersigned officers of Spindletop Oil & Gas Co., a Texas corporation (the "Company"), hereby certify that (i) the Company's Annual Report on Form 10-K for the year ended December 31, 2007 fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934, and (ii) the information contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2007 fairly presents, in all material respects, the financial condition and results of operations of the Company, at and for the periods indicated.


Dated: April 14, 2008



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