Form 10-Q
period 2008-03-31
SPINDLETOP OIL & GAS CO
filed 2008-05-15
CIK 867038

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                  FORM 10-Q


         [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

                                     or

      [   ]   TRANSITION REPORT PURSUANT OT SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                        Commission File No. 000-18774

                          SPINDLETOP OIL & GAS CO.
           (Exact name of registrant as specified in its charter)


                  Texas                               75-2063001
       (State or other jurisdiction        I.R.S. Employer Identification No.)
     of incorporation or organization)

 12850 Spurling Rd., Suite 200, Dallas, TX              75230
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act)

Large accelerated filer  [   ]        Accelerated filer          [   ]
Non-accelerated filer    [   ]        Smaller reporting company  [ X ]

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

    Common Stock, $0.01 par value                      7,610,803
               (Class)                      (Outstanding at May 15, 2008)

                  SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

                                  FORM 10-Q
                    For the quarter ended March 31, 2008

          Index to Consolidated Financial Statements and Schedules



                                                                        Page

Part I - Financial Information:

    Item 1. - Financial Statements

        Consolidated Balance Sheets
            March 31, 2008 (Unaudited) and December 31, 2007             4-5

        Consolidated Statements of Income (Unaudited)
            Three Months Ended March 31, 2008 and 2007                     6

        Consolidated Statements of Cash Flows (Unaudited)
            Three Months Ended March 31, 2008 and 2007                     7

        Notes to Consolidated Financial Statements                         8

    Item 2. - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        8

    Item 4. - Controls and Procedures                                     11

Part II - Other Information:

    Item 5. - Other Information                                           11

    Item 6. - Exhibits                                                    13

Part I - Financial Information

Item 1. - Financial Statements


                  SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                                             As of
                                                   -------------------------
                                                     March 31    December 31
                                                       2008          2007
                                                   (Unaudited)
                                                   -----------   -----------
          ASSETS

Current Assets
   Cash                                            $ 7,516,000   $ 6,325,000
   Accounts receivable, trade                        2,142,000     1,413,000
                                                   -----------   -----------
      Total Current Assets                           9,658,000     7,738,000
                                                   -----------   -----------

Property and Equipment, at cost
   Oil and gas properties (full cost method)        11,144,000    11,041,000
   Rental equipment                                    399,000       399,000
   Gas gathering systems                               145,000       145,000
   Other property and equipment                        183,000       183,000
                                                   -----------   -----------
                                                    11,871,000    11,768,000
Accumulated depreciation and amortization           (6,063,000)   (5,902,000)
                                                   -----------   -----------
      Total Property and Equipment, net              5,808,000     5,866,000
                                                   -----------   -----------

Real Estate Property, at cost
   Land                                                688,000       688,000
   Commercial office building                        1,549,000     1,542,000
   Accumulated depreciation                           (227,000)     (204,000)
                                                   -----------   -----------
      Total Real Estate Property, net                2,010,000     2,026,000
                                                   -----------   -----------

Other Assets                                             1,000         1,000
                                                   -----------   -----------
Total Assets                                       $17,477,000   $15,631,000
                                                   ===========   ===========





      The accompanying notes are an integral part of these statements.

                  SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS - (Continued)


                                                             As of
                                                   -------------------------
                                                     March 31    December 31
                                                       2008          2007
                                                   (Unaudited)
                                                   -----------   -----------
      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Notes payable, current portion                  $   120,000   $   120,000
   Accounts payable and accrued liabilities          2,162,000     2,272,000
   Income tax payable                                  329,000         8,000
   Tax savings benefit payable                          97,000        97,000
                                                   -----------   -----------
       Total current liabilities                     2,708,000     2,497,000
                                                   -----------   -----------

Noncurrent Liabilities
   Notes payable, long-term portion                  1,170,000     1,200,000
   Asset retirement obligation                         642,000       564,000
                                                   -----------   -----------
                                                     1,812,000     1,764,000
                                                   -----------   -----------

Deferred income tax payable                          2,265,000     1,855,000
                                                   -----------   -----------

Shareholders' Equity
   Common stock, $.01 par value; 100,000,000
      shares authorized; 7,677,471 shares issued
      and 7,610,803 shares outstanding at
      March 31, 2008; 7,677,471 shares issued
      and 7,610,803 shares outstanding at
      December 31, 2007.                                77,000        77,000
   Additional paid-in capital                          874,000       874,000
   Treasury Stock                                      (32,000)      (32,000)
   Retained earnings                                 9,773,000     8,596,000
                                                   -----------   -----------
      Total Shareholders' Equity                    10,692,000     9,515,000
                                                   -----------   -----------

Total Liabilities and Shareholders' Equity         $17,477,000   $15,631,000
                                                   ===========   ===========






      The accompanying notes are an integral part of these statements.

                  SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)


                                                       Three Months Ended
                                                   -------------------------
                                                     March 31      March 31
                                                       2008          2007
                                                   -----------   -----------
Revenues
   Oil and gas revenue                             $ 3,117,000   $ 1,125,000
   Revenue from lease operations                        47,000        36,000
   Gas gathering, compression and
      Equipment rental                                  40,000        25,000
   Real estate rental income                           131,000       125,000
   Interest income                                      74,000        85,000
   Other                                                 1,000        21,000
                                                   -----------   -----------
         Total revenue                               3,410,000     1,417,000
                                                   -----------   -----------
Expenses
   Lease operations                                    649,000       295,000
   Pipeline and rental operations                        6,000        12,000
   Real estate operations                               66,000        66,000
   Depreciation, depletion, and amortization           185,000       136,000
   Asset retirement obligation accretion                 6,000         9,000
   General and administrative                          570,000       448,000
   Interest expense                                     20,000        33,000
                                                   -----------   -----------
         Total Expenses                              1,502,000       999,000
                                                   -----------   -----------
Income Before Income Tax                             1,908,000       418,000
                                                   -----------   -----------

Current tax provision                                  321,000       111,000
Deferred tax provision                                 410,000        91,000
                                                   -----------   -----------
                                                       731,000       202,000
                                                   -----------   -----------

Net Income                                         $ 1,177,000    $  216,000
                                                   ===========   ===========

Earnings per Share of Common Stock
   Basic and diluted                               $     0.15    $     0.03
                                                   ===========   ===========
Weighted Average Shares Outstanding
   Basic and diluted                                 7,610,803     7,597,859
                                                   ===========   ===========



      The accompanying notes are an integral part of these statements.

                  SPINDLETOP OIL & GAS CO AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                                       Three Months Ended
                                                   -------------------------
                                                     March 31      March 31
                                                       2008          2007
                                                   -----------   -----------
Cash Flows from Operating Activities
   Net Income                                      $ 1,177,000   $   216,000
      Reconciliation of net income
       to net cash provided by
       Operating Activities
         Depreciation, depletion and amortization      185,000       136,000
         Employee compensation paid with
            treasury stock                                 -          11,000
         Changes in prepaid expense                        -          60,000
         Changes in accounts receivable, trade        (729,000)      227,000
         Changes in prepaid income taxes                   -         111,000
         Changes in accounts payable                  (110,000)      369,000
         Changes in current taxes payable              321,000           -
         Changes in deferred tax payable               410,000        91,000
         Changes in asset retirement obligation         78,000         8,000
         Other                                             -          (1,000)
                                                   -----------   -----------
Net cash provided by operating activities            1,332,000     1,228,000
                                                   -----------   -----------
Cash flows from Investing Activities
   Capitalized acquisition, exploration
     and development costs                            (102,000)     (407,000)
   Purchase of other property and equipment             (1,000)          -
   Capitalized tenant improvements                      (8,000)          -
                                                   -----------   -----------
Net cash used for Investing activities                (111,000)     (407,000)
                                                   -----------   -----------
Cash Flows from Financing Activities
   Decrease in notes payable                           (30,000)      (30,000)
                                                   -----------   -----------
Net cash used for Financing activities                 (30,000)      (30,000)
                                                   -----------   -----------

Increase in cash                                     1,191,000       791,000

Cash at beginning of period                          6,325,000     5,759,000
                                                   -----------   -----------
Cash at end of period                              $ 7,516,000   $ 6,550,000
                                                   ===========   ===========
Interest paid in Cash                              $    20,239   $    21,845
                                                   ===========   ===========




      The accompanying notes are an integral part of these statements.

                  SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1. BASIS OF PRESENTATION AND ORGANIZATION

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended December 31, 2007 for further information.

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

This Report on Form 10-Q may contain forward-looking statements within the meaning of the federal securities laws, principally, but not only, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations". We caution investors that any forward-looking statements in this report, or which management may make orally or in writing from time to time, are based on management's beliefs and on assumptions made by, and information currently available to, management. When used, the words "anticipate," "believe," "expect," "intend," "may," "might," "plan," "estimate," "project," "should," "will," "result," and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you that while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the factors listed and described at Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company's Form 10-K for the fiscal year ended December 31, 2007 (the "Form 10-K").

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


Results of Operations

2008 Compared to 2007

Oil and gas revenues for the first quarter of 2008 were $3,117,000, an increase of $1,992,000 over revenues from the same period in 2007.

Natural gas revenues for the first three months of 2008 were $2,648,000 compared to $825,000 for the same period in 2007, an increase of $1,823,000, or 221%. Natural gas volumes for the first quarter of 2008 were approximately 364,200 mcf compared to approximately 132,500 mcf during the first quarter of 2007, an increase of approximately 231,700 mcf, or 175 %. This increase was due to the addition of six new Barnett Shale wells subsequent to the first quarter of 2007.

Average natural gas prices received were $7.27 per mcf in the first quarter of 2008 as compared to $6.23 per mcf in the first quarter of 2007, an increase of approximately 16.7%.

Oil sales for the first three months of 2008 were approximately $469,000 compared to approximately $300,000 in the first quarter of 2007, an increase of approximately $169,000 or 56%. Oil volumes for the first quarter of 2008 were approximately 5,800 bbls compared to approximately 5,600 bbls during the first quarter of 2007, and increase of approximately 200 bbls, or 3.6%.

Average oil prices received were $80.33 per bbl in the first quarter of 2008 compared to $53.40 per bbl in the first three months of 2007, an increase of approximately 50.4%.

Real estate rental income derived from the ownership of One Spindletop Centre for the first quarter of 2008 was approximately $6,000 greater than for the same quarter in 2007. This is due to the leasing of approximately 1,400 square feet of office space during the second quarter of 2007. Currently this office building is fully leased and occupied.

Interest income decreased by approximately $11,000 to approximately $74,000 in 2008 from approximately $85,000 for the same period in 2007. The amount of cash invested in certificates of deposit compared to the previous year was not as great, and interest rates for certificates of deposit reinvested during 2007 were generally lower than in previous periods.

Lease operations in the first quarter of 2008 were $649,000 as compared to $295,000 in the first quarter of 2007, an increase of approximately $354,000, or 120%. Approximately $164,000 of this increase is attributable to several new Barnett Shale horizontal gas wells located in Parker County, Texas which were placed into production subsequent to the first quarter of 2007. Another $64,000 of the increase was due to remedial activity on our Titus County, Texas wells in 2008 to return several shut-in wells to production. The remaining net increase in operating expenses is due to the overall increases for oil field services, equipment, and labor as well as additional remedial repair projects that are in addition to normal operating expenses. In addition to increases in operating expenses, the Company anticipates receiving a credit of approximately $49,000 for a high cost gas exemption of severance taxes covering four new Barnett Shale wells drilled in 2007. This anticipated credit, when approved by the State Comptroller of Texas, will be offset against severance taxes payable for second quarter 2008 production.

Depreciation, depletion, and amortization for the first quarter of 2008 was $185,000 as compared to $136,000 for the first quarter of 2007, an increase of $49,000, or 36%. The company re-evaluated its proved oil and gas reserve quantities as of December 31, 2007, and increased its depletion rate for 2008 to 5.883% of the total capitalized cost of oil and gas properties (the "full cost pot"), as compared to a rate of 5.041% used at December 31, 2006 and the first three quarters of 2007. In addition, the undepleted amount of the full cost pot increased from approximately $8,606,000 at the end of the first quarter of 2007, to approximately $10,496,000 at the end of the first quarter of 2008. The increased basis of the full cost pot and the increased depletion rate resulted in the increased depreciation, depletion, and amortization amount.

General and administrative costs for the first quarter of 2008 were up due to the addition of several full-time employees during 2007 and the first quarter of 2008. The resulting increase is due mainly to payroll costs and associated employee benefit costs.

Interest expense was approximately $20,000 for the first quarter of 2008 compared to approximately $33,000 for the same period in 2007, a decrease of approximately $13,000. This is due to the continued reduction of the principal amount of the loan on the building as interest on the note is calculated and paid based on the unpaid balance of the loan.

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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Part II - Other Information

Item 5 - Other Information

Joint Drilling Development of North Texas Barnett Shale Leasehold
-----------------------------------------------------------------

During the fourth quarter of 2007, the Company drilled two wells under its joint Barnett Shale horizontal drilling development program with an unrelated
third party.   The Buxton G.U. #1 well is located on our Weatherford W. Block and the Fuller G.U. #1 well is located on our Weatherford SW Block. Both wells are located in the southwest quarter of Parker County, Texas. The

Buxton G.U. #1 well was drilled to a measured depth of 8,850 ft and the Fuller G. U. #1 H well was drilled to a measured depth of 9,076 ft. Both wells were flowed back and tested. It has now been determined that the frac jobs on both of these wells penetrated the underlying water bearing Ellenberger Formation and that both formations are now in communication.
Both wells are currently shut-in. The Company owns a 50% working interest in both of these wells.

During the first quarter of 2008, the McKeon G.U. #1H well, located on our Peaster, SW Block in the northwest quarter of Parker County, Texas. The well was drilled to a measured depth of 9,329 feet and cased. This well is waiting for fracturing and flowback testing.

Two additional wells were drilled in the first quarter of 2008 on leasehold acreage owned by Giant Energy Corp., a related entity, under the terms of the joint Barnett Shale horizontal drilling program. The Ray Clark #1H and the Ray Clark #2H have been fraced. The wells were placed into production in May, 2008.

West Texas
----------

In the second quarter of 2008, the Company initiated a recompletion on one of its existing wells in Ward County, Texas in its Pyote Block. The Company is attempting to deepen its University "K" #1 well to a deep 14, 100 feet. The Company owns a 100% working interest in this well.

Item 6. - Exhibits


The following exhibits are filed herewith or incorporated by reference as indicated.

      Exhibit
    Designation     Exhibit Description
    -----------     -------------------

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


                                     SPINDLETOP OIL & GAS CO.
                                            (Registrant)



Date:  May 15, 2008                  By: /s/ Chris G. Mazzini
                                     Chris G. Mazzini
                                     President, Chief Executive Officer



Date:  May 15, 2008                  By: /s/ Michelle H. Mazzini
                                     Michelle H. Mazzini
                                     Vice President, Secretary



Date:  May 15, 2008                  By: /s/ Robert E. Corbin
                                     Robert E. Corbin
                                     Controller, Principal Financial Officer

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

      (a) all significant deficiencies and material weaknesses in the designor operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.



Dated: May 15, 2008



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

      (a) all significant deficiencies and material weaknesses in the designor operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.



Dated: May 15, 2008



                                     /s/ Robert E. Corbin
                                     ROBERT E. CORBIN
                                     Controller, Principal Financial Officer

                                                                Exhibit 32.1

                    Officers' Section 1350 Certifications

The undersigned officers of Spindletop Oil & Gas Co., a Texas corporation (the "Company"), hereby certify that (i) the Company's Report on Form 10-Q for the quarter ended March 31, 2008 fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934, and (ii) the information contained in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 fairly presents, in all material respects, the financial condition and results of operations of the Company, at and for the periods indicated.


Dated: May 15, 2008



                                     /s/ Chris G. Mazzini
                                     CHRIS G. MAZZINI
                                     President, Chief Executive Officer


                                     /s/ Robert E. Corbin
                                     ROBERT E. CORBIN
                                     Controller, Principal Financial Officer