Form 10-Q
period 2008-06-30
SPINDLETOP OIL & GAS CO
filed 2008-08-14
CIK 867038

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                 FORM 10-Q


        [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act).

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



                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

    Common Stock, $0.01 par value                         7,610,803
               (Class)                       (Outstanding at August 14, 2008)

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

                                 FORM 10-Q
                    For the quarter ended June 30, 2008

         Index to Consolidated Financial Statements and Schedules



                                                                        Page

Part I - Financial Information:

    Item 1. - Financial Statements

        Consolidated Balance Sheets
            June 30, 2008 (Unaudited) and December 31, 2007              4-5

        Consolidated Statements of Income (Unaudited)
            Six Months Ended June 30, 2008 and 2007 and
            Three Months Ended June 30, 2008 and 2007                      6

        Consolidated Statements of Cash Flows (Unaudited)
            Six Months Ended June 30, 2008 and 2007                        7

        Notes to Consolidated Financial Statements                         8

    Item 2. - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        9

    Item 4. - Controls and Procedures                                     12

Part II - Other Information:

    Item 1A - Risk Factors                                                 8

    Item 5. - Other Information                                           12

    Item 6. - Exhibits                                                    14

Part I - Financial Information

Item 1. - Financial Statements


                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                                              As of
                                                    -------------------------
                                                      June 30     December 31
                                                        2008          2007
                                                    (Unaudited)
                                                    -----------   -----------
          ASSETS

Current Assets
   Cash                                             $10,263,000   $ 6,325,000
   Accounts receivable, trade                         1,434,000     1,413,000
                                                    -----------   -----------
      Total Current Assets                           11,697,000     7,738,000
                                                    -----------   -----------

Property and Equipment, at cost
   Oil and gas properties (full cost method)         11,215,000    11,041,000
   Rental equipment                                     399,000       399,000
   Gas gathering systems                                145,000       145,000
   Other property and equipment                         192,000       183,000
                                                    -----------   -----------
                                                     11,951,000    11,768,000
Accumulated depreciation and amortization            (6,227,000)   (5,902,000)
                                                    -----------   -----------
      Total Property and Equipment, net               5,724,000     5,866,000
                                                    -----------   -----------

Real Estate Property, at cost
   Land                                                 688,000       688,000
   Commercial office building                         1,549,000     1,542,000
   Accumulated depreciation                            (251,000)     (204,000)
                                                    -----------   -----------
      Total Real Estate Property, net                 1,986,000     2,026,000
                                                    -----------   -----------

Other Assets                                              1,000         1,000
                                                    -----------   -----------
Total Assets                                        $19,408,000   $15,631,000
                                                    ===========   ===========




      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS - (Continued)


                                                              As of
                                                    -------------------------
                                                       June 30    December 31
                                                        2008          2007
                                                    (Unaudited)
                                                    -----------   -----------
      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Notes payable, current portion                   $   120,000   $   120,000
   Accounts payable and accrued liabilities           3,114,000     2,272,000
   Income tax payable                                   371,000         8,000
   Tax savings benefit payable                           97,000        97,000
                                                    -----------   -----------
       Total current liabilities                      3,702,000     2,497,000
                                                    -----------   -----------

Noncurrent Liabilities
   Notes payable, long-term portion                   1,140,000     1,200,000
   Asset retirement obligation                          648,000       564,000
                                                    -----------   -----------
                                                      1,788,000     1,764,000
                                                    -----------   -----------

Deferred income tax payable                           2,209,000     1,855,000
                                                    -----------   -----------

Shareholders' Equity
   Common stock, $.01 par value; 100,000,000
      shares authorized; 7,677,471 shares issued
      and 7,610,803 shares outstanding at
      June 30, 2008; 7,677,471 shares issued
      and 7,610,803 shares outstanding at
      December 31, 2007.                                 77,000        77,000
   Additional paid-in capital                           874,000       874,000
   Treasury Stock                                       (32,000)      (32,000)
   Retained earnings                                 10,790,000     8,596,000
                                                    -----------   -----------
      Total Shareholders' Equity                     11,709,000     9,515,000
                                                    -----------   -----------

Total Liabilities and Shareholders' Equity          $19,408,000   $15,631,000
                                                    ===========   ===========






      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                (Unaudited)

                                 Six Months Ended      Three Months Ended
                              --------------------- -------------------------
                                June 30     June 30     June 30     June 30
                                  2008        2007       2008        2007
                              ----------- ----------- ----------- -----------
Revenues
   Oil and gas revenue        $ 6,389,000 $ 2,976,000 $ 3,272,000 $ 1,851,000
   Revenue from lease
     operations                   106,000      98,000      59,000      62,000
   Gas gathering, compression
     and Equipment rental          74,000      72 000      34,000      47,000
   Real estate rental income      257,000     250,000     126,000     125,000
   Interest income                 97,000     156,000      23,000      71,000
   Other                           40,000      25,000      39,000       4,000
                              ----------- ----------- ----------- -----------
         Total revenue          6,963,000   3,577,000   3,553,000   2,160,000
                              ----------- ----------- ----------- -----------
Expenses
   Lease operations             1,646,000     836,000     997,000     541,000
   Pipeline and rental operations   8,000      14,000       2,000       2,000
   Real estate operations         143,000     102,000      77,000      36,000
   Depreciation, depletion and
     amortization                 372,000     290,000     187,000     154,000
   Asset retirement obligation
     accretion                     12,000      17,000       6,000       8,000
   General and administrative   1,333,000     981,000     763,000     533,000
   Interest expense                40,000      55,000      20,000      22,000
                              ----------- ----------- ----------- -----------
         Total Expenses         3,554,000   2,295,000   2,052,000   1,296,000
                              ----------- ----------- ----------- -----------
Income Before Income Tax        3,409,000   1,282,000   1,501,000     864,000
                              ----------- ----------- ----------- -----------

Current tax provision             861,000     288,000     540,000     177,000
Deferred tax provision            354,000     264,000     (56,000)    173,000
                              ----------- ----------- ----------- -----------
                                1,215,000     552,000     484,000     350,000
                              ----------- ----------- ----------- -----------
Net Income                    $ 2,194,000 $  730,000  $ 1,017,000 $   514,000
                              =========== =========== =========== ===========
Earnings per Share of
  Common Stock
    Basic and diluted         $      0.29 $     0.10  $      0.13 $      0.07
                              =========== =========== =========== ===========
Weighted Average Shares
  Outstanding
    Basic and diluted           7,610,803   7,599,339   7,610,803   7,599,339
                              =========== =========== =========== ===========

      The accompanying notes are an integral part of these statements.

                                    - 6 -
                 SPINDLETOP OIL & GAS CO AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                         Six Months Ended
                                                    -------------------------
                                                       June 30       June 30
                                                        2008          2007
                                                    -----------   -----------
Cash Flows from Operating Activities
   Net Income                                       $ 2,194,000   $   730,000
      Reconciliation of net income
       to net cash provided by
       Operating Activities
         Depreciation, depletion and amortization       372,000       290,000
         Employee compensation paid with
            treasury stock                                  -          11,000
         Changes in prepaid expense                         -          60,000
         Changes in accounts receivable                (21,000)        (6,000)
         Changes in prepaid income taxes                    -         288,000
         Changes in accounts payable                    842,000      (495,000)
         Changes in current taxes payable               363,000           -
         Changes in deferred tax payable                354,000       264,000
         Changes in asset retirement obligation          84,000         6,000
         Other                                              -          (1,000)
                                                    -----------   -----------
Net cash provided by operating activities             4,188,000     1,147,000
                                                    -----------   -----------
Cash flows from Investing Activities
   Capitalized acquisition, exploration
     and development costs                             (174,000)     (758,000)
   Purchase of property and equipment                    (9,000)          -
   Capitalized tenant improvements                       (7,000)      (33,000)
                                                    -----------   -----------
Net cash used for investing activities                 (190,000)     (791,000)
                                                    -----------   -----------
Cash Flows from Financing Activities
   Decrease in notes payable                            (60,000)      (60,000)
                                                    -----------   -----------
Net cash used for Financing activities                  (60,000)      (60,000)
                                                    -----------   -----------

Increase in cash                                      3,938,000       296,000

Cash at beginning of period                           6,325,000     5,759,000
                                                    -----------   -----------
Cash at end of period                               $10,263,000   $ 6,055,000
                                                    ===========   ===========

Interest paid in Cash                               $    40,211   $    43,697
                                                    ===========   ===========

Income taxes paid                                   $   500,000   $       -
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


Results of Operations

Six months ended June 30, 2008 compared to six months ended June 30, 2007

Oil and gas revenues for the first half of 2008 were $6,389,000, an increase of $3,413,000 over revenues from the same period in 2007.

Natural gas revenues for the first six months of 2008 were $5,197,000 compared to $2,284,000 for the same period in 2007, an increase of $2,913,000, or 128%. Natural gas volumes for the first half of 2008 were approximately 679,000 mcf compared to approximately 349,000 mcf during the first half of 2007, an increase of approximately 330,000 mcf, or 95 %. This increase was due to the addition of five new Barnett Shale wells that started producing gas during the third quarter of 2007 through the first half of 2008.

Average natural gas prices received were $8.84 per mcf in the first half of 2008 as compared to $6.55 per mcf in the first half of 2007, an increase of approximately 35%.

Oil sales for the first six months of 2008 were approximately $1,192,000 compared to approximately $692,000 in the first six months of 2007, an increase of approximately $500,000 or 72%. Oil volumes for the first six months of 2008 were approximately 13,000 bbls compared to approximately 12,000 bbls during the first six months of 2007, an increase of approximately 1,000 bbls, or 8%.

Average oil prices received were $96.55 per bbl in the first half of 2008 compared to $56.68 per bbl in the first half of 2007, an increase of approximately 70%.

Interest income for the first half of 2008 was $97,000 as compared with $156,000 for the same period in 2007, a decrease of $59,000. The amount of cash invested in certificates of deposit compared to the previous year was not as large, and interest rates for certificates of deposit reinvested during 2008 were generally lower than those in 2007.

Lease operations in the first half of 2008 were $1,646,000 as compared to $836,000 for the same period in 2007, an increase of approximately $810,000, or 97%. Approximately $345,000 of this increase is attributable to several new Barnett Shale horizontal gas wells located in Parker County, Texas which were placed into production subsequent to the first half of 2007. Another $110,000 of the increase was due to remedial activity on our Titus County, Texas wells in 2008 to return several shut-in wells to production. The remaining net increase in operating expenses is due to the overall increase for oil field services, equipment, and labor as well as additional remedial repair projects that are in addition to normal operating expenses.

Depreciation, depletion, and amortization for the first half of 2008 was $372,000 as compared to $290,000 for the same period in 2007, an increase of $82,000, or 28%. The company re-evaluated its proved oil and gas reserve quantities as of December 31, 2007, and increased its depletion rate for 2008 to 5.883% of the total capitalized cost of oil and gas properties (the "full cost pot"), as compared to a rate of 5.041% used at December 31, 2006 and the first three quarters in 2007. In addition, the undepleted amount of the full cost pot increased from approximately $8,275,000 at the end of the second quarter of 2007, to approximately $10,566,000 at the end of the second quarter of 2008. The increased basis of the full cost pot and the increased depletion rate resulted in the increased depreciation, depletion, and amortization amount.

General and administrative costs for the first half of 2008 were $1,333,000 compared to $981,000 for the same period in 2007, an increase of $352,000 or 36%. This increase is due mainly to payroll costs and associated employee benefit costs. Personnel costs and benefits accounted for $993,000 of the total general and administrative cost in 2008 compared to $656,000 in 2007, an increase of $337,000 or 51%. This was due to the addition of several full-time employees during 2008 and the last half of 2007.

Interest expense was approximately $40,000 for the first half of 2008 compared to approximately $55,000 for the same period in 2007, a decrease of approximately $15,000. This is due to the continued reduction of the principal amount of the loan on the building as interest on the note is calculated and paid based on the unpaid balance of the loan.


                                    - 10 -
Three months ended June 30, 2008 compared to three months ended June 30, 2007

Oil and gas revenues for the three months ended June 30, 2008 were $3,272,000, an increase of $1,421,000 over revenues of $1,851,000 from the same period in 2007.

Natural gas revenues for the second quarter of 2008 were $2,549,000 compared to $1,460,000 for the same period in 2007, an increase of $1,089,000, or 75%. Natural gas volumes for the second quarter of 2008 were approximately 312,000 mcf compared to approximately 202,000 mcf during the same period of 2007, an increase of approximately 110,000 mcf, or 54%. This increase was due primarily to the addition of five new Barnett Shale wells that started producing during the third quarter of 2007 through the first half of 2008.

Average natural gas prices received were $10.20 per mcf in the second quarter of 2008 as compared to $6.75 per mcf in same period of 2007, an increase of approximately 51%.

Oil sales for the second quarter of 2008 were approximately $723,000 compared to approximately $391,000 for the same period of 2007, an increase of approximately $332,000 or 85%. Oil volumes for the second quarter of 2008 were approximately 6,500 bbls compared to a similar production of approximately 6,500 bbls during the same period of 2007.

Average oil prices received were $110.26 per bbl in the second quarter of 2008 compared to $59.48 per bbl in the same period of 2007, an increase of approximately 85%.

Interest income for the second quarter of 2008 was $23,000 as compared with $71,000 for the same period in 2007, a decrease of $48,000. The amount of cash invested in certificates of deposit compared to the previous year was not as large, and interest rates for certificates of deposit reinvested during 2008 were generally lower than those in 2007.

Lease operations in the second quarter of 2008 were $997,000 as compared to $541,000 for the same period in 2007, an increase of approximately $456,000, or 84%. Approximately $181,000 of this increase is attributable to several new Barnett Shale horizontal gas wells located in Parker County, Texas which were placed into production subsequent to the first half of 2007. Another $87,000 of the increase was due to remedial activity on our Titus County, Texas wells in 2008 to return several shut-in wells to production. The remaining net increase in operating expenses is due to the overall increase for oil field services, equipment, and labor as well as additional remedial repair projects that are in addition to normal operating expenses.

Depreciation, depletion, and amortization for the second quarter of 2008 was $187,000 as compared to $154,000 for the same period in 2007, an increase of $33,000, or 21%. The company re-evaluated its proved oil and gas reserve quantities as of December 31, 2007, and increased its depletion rate for 2008 to 5.883% of the total capitalized cost of oil and gas properties (the "full cost pot"), as compared to a rate of 5.041% used at December 31, 2006 and the first three quarters in 2007. In addition, the undepleted amount of the full cost pot increased from approximately $8,275,000 at the end of the second quarter of 2007, to approximately $10,566,000 at the end of the second quarter of 2008. The increased basis of the full cost pot and the increased depletion

                                    - 11 -
rate resulted in the increased depreciation, depletion, and amortization amount.

General and administrative costs for the second quarter of 2008 were $763,000 compared to $533,000 for the same period in 2007, an increase of $230,000 or 43%. This increase is due mainly to payroll costs and associated employee benefit costs. Personnel costs and benefits accounted for $550,000 of the total general and administrative costs during the second quarter of 2008 compared to $330,000 in 2007, an increase of $220,000 or 67%. This was due to the addition of several full-time employees during 2008 and the last half of 2007.


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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Part II - Other Information

Item 5 - Other Information

Joint Drilling Development of North Texas Barnett Shale Leasehold

During the fourth quarter of 2007, the Company drilled two wells under its joint Barnett Shale horizontal drilling development program with an unrelated
third party.   The Buxton G.U. #1H well is located on our Weatherford W. Block and the Fuller G.U. #1H well is located on our Weatherford SW Block. The Buxton G.U. #1H well was drilled to a measured depth of 8,850 ft and began production of natural gas on June 3, 2008. The well is currently producing gas at an

                                    - 12 -
average rate of 350 mcfgpd. The Company owns a 50% working interest in this well

The Fuller G.U. #1H well was drilled to a measured depth of 9,076 ft. and was completed in the Barnett Shale. The well was fractured and it is believed that the fracture stimulation communicated with the underlying Ellenburger Formation based on the large volume of high chloride water flowed back and tested. The well is currently shut-in awaiting further work. The Company owns a 50% working interest in this well.

During the first quarter of 2008, the McKeon G.U. #1H well, located on our Peaster, SW Block in the northwest quarter of Parker County, Texas was drilled to a measured depth of 9,329 feet and cased. Production of natural gas began on June 13, 2008. The well has produced approximately 43,711 mcfg through July 30 and is currently producing gas at an average rate of approximately 400 mcfgpd. The Company owns a 50% working interest in this well

West Texas

In the second quarter of 2008, the Company initiated a recompletion on one of its existing wells in Ward County, Texas on its Pyote Block. The Company is attempting to deepen its University "K" well to a depth of approximately 14,500'. The Company worked on this well for a period of four months during the second and third quarters of 2008. The primary objective could not be reached due to the Company's inability to remove or drill through unexpected oilfield tools that were encountered deep in the wellbore. The Company recompleted the well in some shallower secondary objectives. The well was recently placed back into production and is currently being test pumped. The Company owns a 100% working interest in this well.

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


                                             SPINDLETOP OIL & GAS CO.
                                             (Registrant)


Date:  August 14, 2008                       By: /s/ Chris G. Mazzini
                                             Chris G. Mazzini
                                             President, Chief Executive Officer



Date:  August 14, 2008                       By: /s/ Michelle H. Mazzini
                                             Michelle H. Mazzini
                                             Vice President, Secretary



Date:  August 14, 2008                       By: /s/ Robert E. Corbin
                                             Robert E. Corbin
                                             Controller, Principal Financial
                                             Officer

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

    (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

   ( c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the controls and procedures as of the end of the period covered by this report based on such evaluation; and

    (d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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



Dated: August 14, 2008



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



Dated: August 14, 2008.



                                          /s/ Robert E. Corbin
                                          ROBERT E. CORBIN
                                          Controller, Principal Financial
                                          Officer

                                                                  Exhibit 32.1

                   Officers' Section 1350 Certifications

The undersigned officers of Spindletop Oil & Gas Co., a Texas corporation (the "Company"), hereby certify that (i) the Company's Report on Form 10-Q for the quarter ended June 30, 2008 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and (ii) the information contained in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 fairly presents, in all material respects, the financial condition and results of operations of the Company, at and for the periods indicated.


Dated: August 14, 2008



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