Form 10-Q
period 2008-09-30
SPINDLETOP OIL & GAS CO
filed 2008-11-14
CIK 867038

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                 FORM 10-Q


        [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTER ENDED SEPTEMBER 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act .

      Large accelerated filer  [   ]  Accelerated filer          [   ]
      Non-accelerated filer    [   ]  Smaller reporting company  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act.       Yes  [    ]        No  [ X ]


APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

    Common Stock, $0.01 par value                      7,610,803
               (Class)                     (Outstanding at November 14, 2008)


                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

                                 FORM 10-Q
                 For the quarter ended September 30, 2008

         Index to Consolidated Financial Statements and Schedules



                                                                        Page

Part I - Financial Information:

    Item 1. - Financial Statements

        Consolidated Balance Sheets
            September 30, 2008 (Unaudited) and December 31, 2007         3-4

        Consolidated Statements of Income or Loss (Unaudited)
            Nine Months Ended September 30, 2008 and 2007 and
            Three Months Ended September 30, 2008 and 2007                 5

        Consolidated Statements of Cash Flows (Unaudited)
            Nine Months Ended September 30, 2008 and 2007                  6

        Notes to Consolidated Financial Statements                         7

    Item 2. - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       10

    Item 4. - Controls and Procedures                                     13

Part II - Other Information:

    Item 1A - Risk Factors                                                 9

    Item 5. - Other Information                                           13

    Item 6. - Exhibits                                                    14

Part I - Financial Information

Item 1. - Financial Statements


SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                              As of
                                                    -------------------------
                                                    September 30  December 31
                                                        2008          2007
                                                    (Unaudited)
                                                    -----------   -----------
          ASSETS

Current Assets
   Cash                                             $12,033,000   $ 6,325,000
   Accounts receivable, trade                         1,473,000     1,413,000
                                                    -----------   -----------
      Total Current Assets                           13,506,000     7,738,000
                                                    -----------   -----------

Property and Equipment, at cost
   Oil and gas properties (full cost method)         11,522,000    11,041,000
   Rental equipment                                     399,000       399,000
   Gas gathering systems                                145,000       145,000
   Other property and equipment                         170,000       183,000
                                                    -----------   -----------
                                                     12,236,000    11,768,000
Accumulated depreciation and amortization            (6,387,000)   (5,902,000)
                                                    -----------   -----------
      Total Property and Equipment, net               5,849,000     5,866,000
                                                    -----------   -----------

Real Estate Property, at cost
   Land                                                 688,000       688,000
   Commercial office building                         1,580,000     1,542,000
   Accumulated depreciation                            (276,000)     (204,000)
                                                    -----------   -----------
      Total Real Estate Property, net                 1,992,000     2,026,000
                                                    -----------   -----------

Other Assets                                              2,000         1,000
                                                    -----------   -----------
Total Assets                                        $21,349,000   $15,631,000
                                                    ===========   ===========





      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS - (Continued)


                                                              As of
                                                    -------------------------
                                                    September 30  December 31
                                                        2008          2007
                                                    (Unaudited)
                                                    -----------   -----------
      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Notes payable, current portion                   $   120,000   $   120,000
   Accounts payable and accrued liabilities           2,829,000     2,272,000
   Income tax payable                                   829,000         8,000
   Tax savings benefit payable                           97,000        97,000
                                                    -----------   -----------
       Total current liabilities                      3,875,000     2,497,000
                                                    -----------   -----------

Non-current Liabilities
   Notes payable, long-term portion                   1,110,000     1,200,000
   Asset retirement obligation                          798,000       564,000
                                                    -----------   -----------
                                                      1,908,000     1,764,000
                                                    -----------   -----------

Deferred income tax payable                           2,179,000     1,855,000
                                                    -----------   -----------

Shareholders' Equity
   Common stock, $.01 par value; 100,000,000
      Shares authorized; 7,677,471 shares issued
      And 7,610,803 shares outstanding at
      September 30, 2008;  7,677,471 shares issued
      And 7,610,803 shares outstanding at
      December 31, 2007                                  77,000        77,000
   Additional paid-in capital                           874,000       874,000
   Treasury Stock                                       (32,000)      (32,000)
   Retained earnings                                 12,468,000     8,596,000
                                                    -----------   -----------
      Total Shareholders' Equity                     13,387,000     9,515,000
                                                    -----------   -----------

Total Liabilities and Shareholders' Equity          $21,349,000   $15,631,000
                                                    ===========   ===========






      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                (Unaudited)

                                 Nine Months Ended      Three Months Ended
                                   September 30,           September 30,
                              ----------------------- -----------------------
                                  2008        2007       2008        2007
                              ----------- ----------- ----------- -----------
Revenues
   Oil and gas revenue        $10,460,000 $ 4,618,000 $ 4,071,000 $ 1,642,000
   Revenue from lease
     operations                   186,000     160,000      80,000      62,000
   Gas gathering, compression
     and Equipment rental         139,000     135,000      65,000      63,000
   Real estate rental income      383,000     381,000     126,000     131,000
   Interest income                181,000     221,000      84,000      65,000
   Other                           96,000      50,000      56,000      25,000
                              ----------- ----------- ----------- -----------
         Total revenue         11,445,000   5,565,000   4,482,000   1,988,000
                              ----------- ----------- ----------- -----------
Expenses
   Lease operations             2,609,000   1,467,000     963,000     631,000
   Pipeline and rental operations  27,000      36,000      19,000      22,000
   Real estate operations         181,000     213,000      38,000     111,000
   Depreciation, depletion and
     amortization                 571,000     414,000     199,000     124,000
   Asset retirement obligation
     accretion                     18,000      25,000       6,000       8,000
   General and administrative   2,063,000   1,504,000     730,000     523,000
   Interest expense                60,000      76,000      20,000      21,000
                              ----------- ----------- ----------- -----------
         Total Expenses         5,529,000   3,735,000   1,975,000   1,440,000
                              ----------- ----------- ----------- -----------
Income Before Income Tax        5,916,000   1,830,000   2,507,000     548,000
                              ----------- ----------- ----------- -----------

Current tax provision           1,720,000     298,000     859,000      10,000
Deferred tax provision            324,000     411,000     (30,000)    147,000
                              ----------- ----------- ----------- -----------
                                2,044,000     709,000     829,000     157,000
                              ----------- ----------- ----------- -----------
Net Income                    $ 3,872,000 $ 1,121,000 $ 1,678,000 $   391,000
                              =========== =========== =========== ===========
Earnings per Share of
  Common Stock
    Basic and diluted         $      0.51 $     0.15  $      0.22 $      0.05
                              =========== =========== =========== ===========
Weighted Average Shares
  Outstanding
    Basic and diluted           7,610,803   7,602,067   7,610,803   7,607,433
                              =========== =========== =========== ===========

      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                         Nine Months Ended
                                                           September 30,
                                                    -------------------------
                                                        2008          2007
                                                    -----------   -----------
Cash Flows from Operating Activities
   Net Income                                       $ 3,872,000   $ 1,121,000
      Reconciliation of net income
       to net cash provided by
       Operating Activities
         Depreciation, depletion and amortization       571,000       414,000
         Employee compensation paid with
            treasury stock                                  -          32,000
         Changes in prepaid expense                         -          60,000
         Changes in accounts receivable                (60,000)        26,000
         Changes in prepaid income taxes                   -          297,000
         Changes in accounts payable                    557,000      (587,000)
         Changes in current taxes payable               821,000          -
         Changes in deferred tax payable                324,000       410,000
         Changes in asset retirement obligation         234,000         9,000
         Other                                           (1,000)       (1,000)
                                                    -----------   -----------
Net cash provided by operating activities             6,318,000     1,781,000
                                                    -----------   -----------

Cash flows from Investing Activities
   Capitalized acquisition, exploration
     and development costs                             (480,000)     (929,000)
   Purchase of property and equipment                    (1,000)          -
   Capitalized tenant improvements and broker fees      (39,000)      (33,000)
                                                    -----------   -----------
Net cash used for investing activities                 (520,000)     (962,000)
                                                    -----------   -----------

Cash Flows from Financing Activities
   Decrease in notes payable                            (90,000)      (90,000)
                                                    -----------   -----------
Net cash used for financing activities                  (90,000)      (90,000)
                                                    -----------   -----------

Increase in cash                                      5,708,000       729,000

Cash at beginning of period                           6,325,000     5,759,000
                                                    -----------   -----------
Cash at end of period                               $12,033,000   $ 6,488,000
                                                    ===========   ===========

Interest paid in cash                               $    60,000   $    65,000
                                                    ===========   ===========
Income tax payments                                  $  900,000           -
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

2.  NEW ACCOUNTING PRONOUCEMENTS

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS 133. SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires: (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective for us on January 1, 2009. Management does not expect this adoption to have a material impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, as amended in February 2008 by FASB Staff Position ("FSP") FAS 157-2, Effective Date of FASB Statement No. 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP FAS 157-2 defers the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. As such, management partially adopted the provisions of SFAS 157

                                   - 7 -
effective January 1, 2008. The partial adoption of this statement did not have a material impact on the financial statements. Management expects to adopt the remaining provisions of SFAS 157 beginning in 2009. Management does not expect this adoption to have a material impact on the consolidated financial statements.

In February 2007, FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. Management has adopted this statement as of January 1, 2008. The adoption created no impact to the consolidated financial statements.

In December 2007, the FASB issued SFAS 141R, Business Combinations. SFAS 141R continues to require the purchase method of accounting to be applied to all business combinations, but it significantly changes the accounting for certain aspects of business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred;
(2) valuing noncontrolling interests at fair value at the acquisition date; and
(3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Management expects SFAS 141R will have an impact on the accounting for future business combinations once adopted but the effect is dependent upon the acquisitions that are made in the future.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statement and separate from the parent company's equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the Consolidated Statement of Operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This statement is effective for us on January 1, 2009. Management does not expect this adoption to have a material impact on the consolidated financial statements.


                                   - 8 -

3.  CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company places its cash with various financial institutions. The Company's exposure to loss should any of these financial institutions fail would be limited to any amount in excess of the amount insured by the Federal Deposit Insurance Corporation. At September 30, 2008, management represents the amount in excess of Federal Deposit Insurance Corporation ("FDIC") limits is approximately $10,726,000. Subsequent to September 30, 2008, the Company has opened additional accounts at other banking institutions as well as initiated participation in the Certificate of Deposit Account Registry Service ("CDARS") in order to mitigate the risk associated with deposits in excess of FDIC insured amounts.

4.  SUBSEQUENT EVENT

Subsequent to September 30, 2008, the oil and condensate price per barrel and the price per mcf for gas production decreased significantly. The Company will continue to monitor the subsequent event activity and the impact that the significant decline in commodity prices will have on the Company's business model.

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

WARNING CONCERNING FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

This Report on Form 10-Q may contain forward-looking statements within the meaning of the federal securities laws, principally, but not only, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations." We caution investors that any forward-looking statements in this report, or which management may make orally or in writing from time to time, are based on management's beliefs and on assumptions made by, and information currently available to, management. When used, the words "anticipate," "believe," "expect," "intend," "may," "might," "plan," "estimate," "project," "should," "will," "result" and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors, that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you that, while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

                                   - 9 -
Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the factors listed and described at Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company's Form 10-K for the fiscal year ended December 31, 2007 (the "Form 10-K").

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


Results of Operations

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

Total oil and gas revenues reported for the first nine months ended September 30, 2008 were $10,460,000 while total oil and gas revenues reported for the same period in 2007 were $4,618,000, an overall increase of approximately $5,842,000 or 126.5%.

Oil sales for the first nine months of 2008 were $1,733,000 compared to $1,185,000 for the same period in 2007, an increase of approximately $548,000 or 46.2%. Barrels (bbl) of oil sold during the first nine months of 2008 were approximately 19,000 compared to approximately 20,000 bbls sold during the same period in 2007, a decrease of 5.0%. Average oil prices for production sold in the first nine months of 2008 were $ 91.46 per barrel compared to $59.86 per barrel for the first nine months of 2007, an increase of 52.8%. As oil production experienced a slight decline, the increase in overall oil revenue is attributed directly to the increased price of oil received in 2008 compared to 2007.

Gas Sales in the first nine months of 2008 were $8,727,000 while gas sales reported for the same period in 2007 were $3,433,000, an increase of approximately $5,294,000 or 154.2%. Gas sales during the first nine months of 2008 were approximately 946,000 mcf compared to approximately 518,000 mcf sold during the same period in 2007, an increase of 428,000 mcf, or 82.6%. Average gas prices for production sold in the first nine months of 2008 were $ 9.23 per mcf compared to $6.63 per mcf in 2007, an increase of 39.2%. The increase in volume of gas sold was due primarily to eight new horizontal Barnett Shale gas wells which were drilled beginning in the last quarter of 2007. These new wells account for approximately 400,000 mcf of gas from new properties not in the 2007 third quarter report. In addition to sales from new properties, the

                                   - 10 -
increased price of gas received in 2008 compared to 2007 helped increase total gas sales revenue.

Interest income for the nine months ended September 30, 2008 was $181,000 as compared to $221,000 for the same period in 2007, a decrease of $40,000 or 18.1%. The amount of cash invested in certificates of deposit over the nine month period in 2008 was not as large as the amount invested over the same period in 2007. In addition, interest rates paid by banks were generally lower in 2008 than in 2007.

In 2008, the cost of lease operations for the nine months ended September 30 was $2,609,000 as compared to $1,467,000 for the same period in 2007, an
increase of $1,142,000, or 77.9%.   Lease operating costs in general have
increased due to an increase in remedial repair on older wells as well as cost increases seen across the board in oilfield equipment and services. Approximately $500,000 of additional operating expense has been incurred in 2008 as a result of these eight new horizontal Barnett Shale wells. The Company did not operate these wells in 2007. In addition, approximately $400,000 has been accrued as operating expense for an unsuccessful attempt to deepen and recomplete a well in Ward County, Texas. Another $150,000 of the increase was due to remedial activity on our Titus County, Texas wells in 2008 to return several shut-in oil wells to production.

Depreciation and amortization for the first nine months of 2008 was $571,000 compared to $414,000 for the same period in 2007, an increase of $157,000, or 37.9%. The Company re-evaluated its proved oil and gas reserves as of December 31, 2007, and increased its depletion rate for 2008 to 5.883% as compared to the 5.041% used in 2007. In addition, the undepleted amount of the full cost pot increased from $8,332,000 at the end of the 9 months ended September 30, 2007 to $10,820,000 at the end of September 30, 2008, an increase of $2,488,000 or 29.9%. The increased basis of the full cost pot and the increased rate of depletion caused the increase in the provision for amortization of our oil and gas properties.

General and administrative costs for the first nine months of 2008 were $2,063,000 compared to $1,504,000 for the same period in 2007, an increase of $559,000 or 37.2%. This increase is due mainly to payroll costs and associated employee benefit costs. Personnel costs and benefits accounted for $1,561,000 of the total general and administrative cost in 2008 compared to $1,040,000 in 2007, an increase of $521,000 or 50.1%. This increase was due to the addition of several full-time employees during 2008 and the last half of 2007.


Three months ended September 30, 2008 compared to three months ended September 30, 2007

Total oil and gas revenues reported for the three months ended September 30, 2008 were $4,071,000 while total oil and gas revenues reported for the same period in 2007 were $1,642,000, an overall increase of approximately $2,429,000 or147.9%.

Oil and condensate sales for the third quarter of 2008 were approximately $541,000 compared to $493,000 for the same period in 2007, an increase of approximately $48,000 or 9.7%. Barrels of oil sold during the third quarter of 2008 were approximately 6,000 bbls compared to approximately 8,000 bbls sold

                                   -11 -
during the same period in 2007, a decrease of 25.0%. Average oil and condensate prices for production sold in the third quarter of 2008 were $ 89.40 per barrel compared to $64.86 per barrel for the third quarter of 2007, an increase in price of approximately 37.8%. This increase in price offset the reduction in oil production for 2008 as compared to the same period in 2007.

Gas Sales in the third quarter of 2008 were $3,529,000 while total gas sales reported for the same period in 2007 were $1,149,000, an increase of approximately $2,380,000 or 207.1%. Gas sold during the third quarter of 2008 was approximately 333,000 mcf compared to approximately 168,000 mcf sold during the same period in 2007, an increase of 165,000 mcf, or 98.2%. Approximately 110,000 mcf of this increase for the period was attributable to the eight new horizontal Barnett Shale wells. Average gas prices for production sold in the third quarter of 2008 were $ 10.59 per mcf compared to $6.82 per mcf in 2007, an increase of 55.3%.

Interest income for the three months ended September 30, 2008 was $84,000 as compared to $65,000 for the same period in 2007, an increase of $19,000 or 29.2%. This increase resulted from the Company having higher cash balances to invest during the third quarter of 2008 as compared to the third quarter of 2007. The Company has opened accounts at additional banking institutions in order to mitigate credit risk associated with deposits in excess of FDIC insured amounts.

In 2008, the cost of lease operations for the three months ended September 30 was $963,000 as compared to $631,000 for the same period in 2007, an increase
of $332,000, or 52.6%.   Lease operating costs in general have increased due to
an increase in remedial repair on older wells as well as cost increases seen across the board in oilfield equipment and services. Part of the increase for the third quarter of 2008 was due to taking over the operations of three of the
Williams wells which are located in Parker County, Texas.    In addition,
approximately $245,000 has been accrued as operating expense for an unsuccessful attempt to recomplete a well in Ward County, Texas.

Depreciation and amortization for the three months ended September 30, 2008 was $199,000 compared to $124,000 for the same period in 2007, an increase of $75,000, or 60.4%. The Company re-evaluated its proved oil and gas reserves as of December 31, 2007, and increased its depletion rate for 2008 to 5.883% as compared to the 5.041% used in 2007. In addition, the undepleted amount of the full cost pot increased from $8,332,000 at the end of September 30, 2007 to $10,820,000 at the end of September 30, 2008, an increase of $2,488,000 or 29.9%. The increased basis of the full cost pot and the increased rate of depletion caused the increase in the provision for amortization of our oil and gas properties.

General and administrative costs for the third quarter of 2008 were $730,000 compared to $523,000 for the same period in 2007, an increase of $207,000 or 39.6%. This increase is due mainly to payroll costs and associated employee benefit costs. Personnel costs and benefits accounted for $568,000 of the total general and administrative cost in 2008 compared to $384,000 in 2007, an increase of $184,000 or 47.9%. This increase was due to the addition of several full-time employees during 2008 and the last half of 2007.




                                   - 12 -
Financial Condition and Liquidity

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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.


Part II - Other Information

Item 5 - Other Information

North Texas:

Newark E., Barnett Shale Field

During the third quarter of 2008, the Olex U.S. #8 well, located on our Krum SW Block in Denton County, Texas was drilled to a depth of 8,827 feet and cased. The well is currently awaiting completion. The Company owns a 50.5% working interest in this well.

During the fourth quarter of 2008, the Poston #1 well, located on our Godley North Block in Johnson County, Texas, was drilled to a depth of 6,754 feet and cased. The well is currently awaiting completion.

Non-Operated Wells:

The Company participated as a working interest owner in several new non-operated wells that were spudded during the 3rd Quarter of 2008. Three gross wells (0.135491 net wells) were drilled, one gross well in Oklahoma, one gross well (0.046875 net well) in Texas and one gross well (0.1103124 net well) in

Montana. The Company has also signed AFE's for two additional gross wells, one gross well (0.046875 net well) in Texas and one gross well (0.0062295 net well) in New Mexico, which have not yet been spudded.


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


                                       SPINDLETOP OIL & GAS CO.
                                       (Registrant)


Date:  November 14, 2008               By: /s/ Chris G. Mazzini
                                       Chris G. Mazzini
                                       President, Chief Executive Officer



Date:  November 14, 2008               By: /s/ Michelle H. Mazzini
                                       Michelle H. Mazzini
                                       Vice President, Secretary



Date:  November 14, 2008               By: /s/ Robert E. Corbin
                                       Robert E. Corbin
                                       Controller, Principal Financial Officer

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

    (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.



Dated: November 14, 2008



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

    (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.



Dated: November 14, 2008



                                       /s/ Robert E. Corbin
                                       ROBERT E. CORBIN
                                       Controller, Principal Financial Officer

































                                   - 19 -
                                                                  Exhibit 32.1

                   Officers' Section 1350 Certifications

The undersigned officer of Spindletop Oil & Gas Co., a Texas corporation (the "Company"), hereby certifies that (i) the Company's Report on Form 10-Q for the quarter ended September 30, 2008 fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934, and (ii) the information contained in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 fairly presents, in all material respects, the financial condition and results of operations of the Company, at and for the periods indicated.


Dated: November 14, 2008



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





























                                   - 20 -