Form 10-K/A
period 2007-12-31
SPINDLETOP OIL & GAS CO
filed 2008-11-20
CIK 867038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
or

☐	TRANSITION REPORT PURSUANT OT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 000-18774
SPINDLETOP OIL & GAS CO.
(Exact name of registrant as specified in its charter)

Texas	75-2063001
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

12850 Spurling Rd., Suite 200, Dallas, TX	75230
(Address of principal executive offices)	(Zip Code)
(972) 644-2581
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class None	Name of each exchange on which registered N/A
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§2293405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
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
Yes ☐ No ☐
(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
Indicate the number of shares outstanding of each of the issuer’s classes of common, as of the latest practicable date.

Common Stock, $0.01 par value	7,610,803
(Class)	(Outstanding at April 14, 2008)
DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE
We are filing this Amendment No. 1 on Form 10-K/A to the Spindletop Oil & Gas Co. Annual Report on Form 10-K for the year ended December 31, 2007 in response to comments received by us from the Securities and Exchange Commission’s staff pursuant to its review of our Form 10-K for the year ended December 31, 2007. Pursuant to the Commission’s comments, we have amended our 2007 Form 10-K as follows:
1. Included the following paragraph in Item 9A(T) Controls and Procedures:
Management of the Company has assessed the effectiveness of its internal control over financial reporting at December 31, 2007. To make this assessment, the Company used the criteria for effective internal control over financial reporting described in Internal Control Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management of the Company concluded that as of December 31, 2007, the internal control system over financial reporting met those criteria and was effective.
2. Inserted additional comments in Footnote 2 to the Financial Statements (Summary of Significant Accounting Policies), concerning newly issued accounting standards “Fair Value Measurements” (“SFAS No. 157”), “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (SFAS No. 159”), “Business Combinations” (“SFAS 141R”), and “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No. 160”).
3. Revised Footnote 2 to the Financial Statements under “Investments in Real Estate and Oil and Gas Properties, to remove wording that indicates oil and gas properties are included in this paragraph.
4. Revised Footnote 2 to the Financial Statements under “Oil and Gas Properties” to expand the definition of costs included in the base for computation of amortization.
5. Revised Footnote 3 to the Financial Statements to include a definition of “Accrued receivable”.
6. Revised Footnote 2 to the Financial Statements (Summary of Significant Accounting Policies), to include a description as to the Company’s accounting policy for revenue recognition.
7. Footnote 7 to the Financial Statements (Common Stock) was revised to remove reference to the discounting of the common stock issued. The amount of discount was immaterial to the fair presentation of the financial statements and the financial statements were not amended.
8. Under Item 2 “Properties”, added a table setting forth the number of the Company’s productive oil and gas wells, both gross and net.
9. Under Item 2 “Properties”, added a table setting forth the Company’s undeveloped and developed gross and net leasehold acreage.
All other information contained in the original Form 10-K remains unchanged. However, the entire report with all Items is included in this Form 10-K/A for the convenience of the reader. This Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of our Annual Report on Form 10-K on April 14, 2008 or include, or otherwise modify or update, the disclosures contained therein in any way except as expressly indicated above.

PART I
Item 1. Description of Business
GENERAL
Spindletop Oil & Gas Co. is an independent oil and gas company engaged in the exploration, development and production of oil and natural gas; the rental of oilfield equipment; and through one of its subsidiaries, the gathering and marketing of natural gas. The terms the “Company”, “We”, “Us” or Spindletop are used interchangeably herein to refer to Spindletop Oil & Gas Co. and its wholly owned subsidiaries, Prairie Pipeline Co. (“PPC”) and Spindletop Drilling Company (“SDC”).
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
In addition, the Company, through PPC, owns approximately 26.1 miles of pipelines located in Texas, which are used for the gathering of natural gas. These gathering lines are located in the Fort Worth Basin and are being utilized to transport the Company’s natural gas as well as natural gas produced by third parties.
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
One of our strengths has been the ability of the Company to look at cost effective ways to grow our production. We have traditionally increased our reserve base in one of two ways. Initially, in the 1970’s and 1980’s, the Company obtained its production through an exploration and development drilling program focused principally in Texas. Today, the Company has retained many of these wells as producing properties and holds a large amount of acreage by production.

From the 1990’s through 2003, the Company took advantage of the lower product prices by cost effectively adding to its reserve base through value-priced acquisitions. We found that through selective purchases we could make producing property acquisitions that were more cost effective than drilling.
During this time period, the Company acquired a large number of operated and non-operated oil and gas properties in various states.
From 2003 to the present, we have returned our focus to a strategy of development drilling. With higher product prices, we believe that it has been more cost effective to drill on the Company’s leasehold acreage rather than to purchase production with escalated acquisition costs.
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
Strategic Business Plans
One of our key strategies is to enhance shareholder value through implementation of plans for controlled growth and development. The Company’s long-term focus is to grow its oil and gas production through a strategic combination of selected property acquisitions, to the extent feasible, and an exploration and development program primarily based on developing its leasehold acreage. Additionally, the Company will continue to rework existing wells to increase production and reserves.
The Company’s primary area of operation has been and will continue to be in Texas with an emphasis in the geological province known as the Fort Worth Basin. The Company is beginning to drill and develop its Fort Worth Basin producing properties into the Barnett Shale formation. We want to capitalize on our strengths which include an extensive knowledge of the Fort Worth Basin, experience in operations in this geographic area, development of lease holdings, and utilization of existing infrastructure to minimize costs.
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

Significant Project Areas
The Company owns various interests in wells located in 16 states and the Company’s operations are currently located in six of those states which include Alabama, Arkansas, Louisiana, Oklahoma, New Mexico and Texas.
The Company has approximately 21,969 gross acres under lease in six states. The majority of the leases are held by production. A breakout of the Company’s leasehold acreage by geographic area is as follows:

North Texas Including the Fort Worth Basin	9,857 gross acres	44.87%
Arkansas	2,936 gross acres	13.36%
East Texas	2,592 gross acres	11.80%
Gulf Coast Texas	2,341 gross acres	10.65%
Alabama	1,480 gross acres	6.74%
West Texas	748 gross acres	3.41%
Louisiana	723 gross acres	3.29%
Texas Panhandle	640 gross acres	2.91%
New Mexico	415 gross acres	1.89%
Oklahoma	237 gross acres	1.08%

Total	21,969 gross acres	100.00%

The majority of our wells are located within a two-hour drive from our corporate headquarters, located in Dallas, Texas which provides for more effective oversight of operations.
The majority of the Company’s net reserves (76.27%) are located in Texas.
A breakout of the Company’s most significant reserves by geographic area is as follows:

North Texas Including the Fort Worth Basin	1,926,404 BOE	70.32%
West Texas	233,909 BOE	8.53%
East Texas	166,239 BOE	6.07%
Oklahoma	107,448 BOE	3.92%
Gulf Coast Texas	72,348 BOE	2.64%
Louisiana	57,319 BOE	2.09%
Alabama	53,383 BOE	1.95%
New Mexico	48,169 BOE	1.76%
Arkansas	38,979 BOE	1.42%
Panhandle Texas	18,316 BOE	0.67%
North Dakota	8,406 BOE	0.31%
Wyoming	4,990 BOE	0.18%
Montana	3,430 BOE	0.13%
Michigan	232 BOE	0.01%

Total	2,739,572 BOE	100.00%

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
Joint Drilling Development of North Texas Barnett Shale Leasehold
The Company along with Giant Energy Corp. (a related entity), entered into a joint Barnett Shale horizontal drilling development program with an unrelated company (“the Agreement”) during the third quarter of 2006. Under the terms of the Agreement, two Barnett Shale horizontal wells were drilled on the Company’s Springtown Block located in the northeast quarter of Parker County, Texas during the fourth quarter of 2006. The Hutcheson # 2H and # 3H wells were drilled off the same surface site and were drilled to a total measured depth of 9,750 ft. and 8,351 ft., respectively. Both wells were fraced and completed during the first quarter of 2007. The Hutcheson # 2H well was placed in production on February 21, 2007 at a rate of 1,177 Mcf of gas per day. The Hutcheson # 3H well was placed in production on March 15, 2007 at a rate of 1,057 Mcf gas per day. These two Barnett Shale wells drilled on the Company’s Springtown Block have produced 0.162 Bcf of gas through March 31, 2008 and have a current average combined flow rate of 230 Mcf of gas per day.

During the second quarter of 2007, the third Barnett Shale horizontal well was drilled on the Company’s acreage under the terms of the Agreement. The Harms #4H well is located in the northeast quarter of Parker County, Texas on the Company’s Springtown block. It was drilled to a total measured depth of 9,526 ft. During the third quarter of 2007, the well was fraced and flowed back with gas volumes in excess of 1,000 Mcf of gas per day, however, the gas production was erratic because of downhole fluid loading. The well was subsequently placed on a gas lift system but it was later removed after it was determined that the well could not be produced economically due to the large volume of salt water produced with the natural gas. It was concluded that frac stimulation reached the underlying Ellenburger Formation and that the large amount of salt water was coming from that formation. On November 1, 2007, the Company acquired the remainder of the working interest and it now owns 100% working interest in this well. The Company believes that the well could produce gas in commercial quantities if the salt water was re-injected in the ground rather than trucked away for disposal. The Company is looking at the feasibility of converting an existing wellbore on the lease to a salt water disposal well. The Harms #4H well is currently shut in.
During the second quarter of 2007, Wilson-Harris #2H well located on our Cresson Block in the southeast quarter of Parker County, Texas, was drilled to a measured depth of 9,150 ft. The well was fraced and completed in the Barnett Shale and was placed in production in September 2007. The daily gas production peaked at 4,070 Mcf gas per day after continuing to clean up for several days.
During the third quarter of 2007, three other wells were drilled on our Cresson Block in the southeast quarter of Parker County, Texas. The Wilson-Harris #3H well was drilled to a measured depth of 8,755 ft. The well was fraced and completed in the Barnett Shale and was placed in production in September 20, 2007. The daily gas production peaked at 3,977 Mcf gas per day after continuing to clean up for several days. The Wilson-Harris #4H well was drilled to a measured depth of 7,040 ft. The well was fraced and completed in the Barnett Shale and was placed in production in September 27, 2007. The daily gas production peaked at 2,722 Mcf gas per day after continuing to clean up for several days. The Fitzwilliam #2H well was drilled to a measured depth of 9,350 ft. The well was fraced and completed in the Barnett Shale and was placed in production in October 2007. The daily gas production peaked at 1,553 Mcf gas per day after continuing to clean up for several days. The Company holds a 50% working interest in all three wells. These four Barnett Shale wells drilled on the Company’s Cresson Block have produced 0.883 Bcf of gas and 1,331 bbls of oil through March 31, 2008 and have an average current combined flow rate of 3,560 Mcf of gas per day and 7 bbls of oil per day.
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
Additionally, two wells were drilled on leasehold acreage owned by Giant Energy Corp. under the terms of the Agreement in 2007. The Company anticipates that up to eight additional Barnett Shale horizontal wells will be drilled during the next twelve months under the Agreement. To date eleven (11) wells have been drilled and one (1) well is currently being drilled. Nine (9) of those wells were drilled on the Company’s leasehold and two (2) wells were drilled on the Giant Energy leasehold. It is anticipated that 8 additional wells may be drilled within the next twelve months. Under the terms of the Agreement, the unrelated company acting as Operator of the new wells has full control of the selection of the drill sites and the drilling and completion phases of the new wells including selecting the landing points of the horizontal wells and the completion and fracing techniques utilized for these wells. The Company will obtain operations of the wells within ninety days of the date of first sales and will then operate them thereafter.
Company’s Development of North Texas Barnett Shale Leasehold outside of the Joint Drilling Development Project
The Company drilled two vertical Barnett Shale wells in Denton County, Texas during the last quarter of 2006. The Olex U.S. # 7 well was drilled to a depth of 8,840 ft. and completed and placed into production in March 2007 at a rate of 1,253 Mcf of gas per day and 15 bbls of oil per day from the Upper and Lower Barnett Shale. The Olex U.S. # 6 well was drilled to a depth of 8,870 ft. and completed and placed into production in April 2007 at an initial rate of 1,769 Mcf gas per day and 35 bbls of oil per day from the Upper and Lower Barnett Shale. The company owns a 53% and 52.5% working interest in the Olex U.S. #6 and #7 wells, respectively. The Olex U.S. lease is surrounded by productive Barnett Shale gas wells and with existing field spacing rules, an additional 27 vertical wells could be drilled on this lease. These two Barnett Shale wells drilled on the Company’s Krum Block have produced 0.306 Bcf of gas and 6,978 bbls of oil through March 31, 2008 and have a current average combined flow rate of 550 Mcf of gas per day and 6 bbls of oil per day.
In addition to the Company’s Barnett Shale development drilling activities, the Company has worked on or participate in the following projects:
West Texas
SDC recompleted one of its existing wells in Ward Co., TX on its Pyote Block. The company deepened its University “17-40” well #1 to a depth of 13,926 ft. The Atoka Formation was perforated from 13,622 ft to13,739 ft. and the well was placed into production in November 2007 producing dry gas. As of March 2008, the well is flowing at an average rate of 625 Mcf of gas per day from the Atoka. SDC owns 75% working interest in this well.

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

Only reserves that fell within the Proved classification were considered. Other categories such as Probable or Possible Reserves were not considered. No value was given to the potential future development of behind pipe reserves, untested fault blocks, or the potential for deeper reservoirs (other than Barnett Shale proved undeveloped reserves directly offset by producing wells) underlying the Company’s properties. Shut-in uneconomic wells and insignificant non-operated interests were excluded.

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

The Company’s Operated Wells	2,544,536 BOE	93%
Non Operated Wells	195,079 BOE	7%

Total	2,739,615 BOE	100%

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
Dependence on Customers
The following is a summary of significant purchasers from oil and natural gas produced by the Company for the three-year period ended December 31, 2007:

	Year Ended December 31, (1)
Purchaser	2007	2006	2005
Enbridge North Texas	36%	38%	39%
Crosstex Energy Services, LP	26%	3%	5%
Shell Trading (US) Company	6%	8%	7%
Teppco Crude Oil, LP	5%	3%	—%
Targa Midstream Service, LIM (formerly Dynegy Midstream Services, LIM	3%	—%	—%
Navajo Refining Co.	2%	—%	—%
Devon Gas Services, L.P	2%	4%	6%
ETC Texas Pipeline	2%	5%	—%
Eastex Crude Company	2%	—%	—%
Empire Pipeline Corp	1%	3%	—%
Duke Energy Field Services	1%	—%	—%
Plains Marketing, LP.	1%	6%	6%
Dynegy Midstream Services, LIM	—%	—%	5%

(1)	Percent of Total Oil & Gas Sales

Oil and gas is sold to approximately 108 different purchasers under market sensitive, short-term contracts computed on a month to month basis.
Except as set forth above, there are no other customers of the Company that individually accounted for more than 5% of the Company’s oil and gas revenues during the three years ended December 31, 2007.
The Company currently has no hedged contracts.
Development Activities
The Company’s primary oil and gas prospect acquisition efforts have been in known producing areas in the United States with emphasis devoted to Texas.
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
A prospect is a geographical area designated by the Company for the purpose of searching for oil and gas reserves and reasonably expected by it to contain at least one oil or gas reservoir. The Company utilizes its own funds along with the issuance of common stock and options to purchase common stock in some cases, to acquire oil and gas leases covering the lands comprising the prospects. These leases are selected by the Company and are obtained directly from the landowners, as well as from land men, geologists, other oil companies, some of whom may be affiliated with the Company, and by direct purchase, farm-in, or option agreements. After an initial test well is drilled on a property, any subsequent development of such prospect will normally require the Company’s participation for the development of the discovery.
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
Financial information about foreign and domestic operations and export sales
All of the Company’s business is conducted domestically, with no export sales.
Compliance with Environmental Regulations
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
On June 21, 2007, the acting United States attorney for the Eastern District of Texas filed an Information against Spindletop Drilling Company, a subsidiary of the registrant in a case styled The United States of America v. Spindletop Drilling Company, Case No. 5:07CR16 filed in the United States District Court for the Eastern District of Texas, Texarkana Division. The Information alleges a violation of Title 16, USC § 703 (unlawful taking of migratory birds), charges Spindletop Drilling Company with a Class B misdemeanor petty offense advising that on or about September 6, 2006 in Titus County, Texas allegedly took migratory birds including approximately twelve (12) Northern Mockingbirds (Mimus Polyglottos) and one (1) Mourning Dove (Zenaida Macroura), all in violation of 16 USC § 703 and 707(a). Spindletop Drilling Company owns and operates an oil pit located on the “Pewitt D” lease located in Titus County, Texas. Although Spindletop Drilling Company had netting in place, several small birds were found in the pit in early September, 2006.

Although the incident was inadvertent, on June 26, 2007, in order to resolve the matter, Spindletop Drilling Company entered into a plea agreement agreeing to one count of the Information which charged a violation of 16 USC § 703 and stipulated and agreed that two years probation, $10,000 in restitution payable to the National Fish and Wildlife Foundation, no fine, and a $25 special assessment would best advance the objectives under the law. The court gave final approval of this agreement on October 4, 2007.
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
“BBL” means a barrel of 42 U.S. gallons.
“BCF” or “BCFG” means billion cubic feet.
“BOE” means barrels of oil equivalent; converting volumes of natural gas to oil equivalent volumes using a ratio of six Mcf of natural gas to one Bbl of oil.
“BTU” means British Thermal Units. British Thermal Unit means the quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.
“Completion” means the installation of permanent equipment for the production of oil or gas.
“Development Well” means a well drilled within the proved area of an oil or gas reservoir to the depth of a strata graphic horizon known to be productive.
“Dry Hole” or “Dry Well” means a well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.
“Exploratory Well” means a well drilled to find and produce oil or gas reserves not classified as proved, to find a new production reservoir in a field previously found to be productive of oil or gas in another reservoir or to extend a known reservoir.
“Farm-Out” means an agreement pursuant to which the owner of a working interest in an oil and gas lease assigns the working interest or a portion thereof to another party who desires to drill on the leased acreage. Generally, the assignee is required to drill one or more wells in order to earn its interest in the acreage. The assignor usually retains a royalty or reversionary interest in the lease. The interest received by an assignee is a “farm-in” and the assignor issues a “farm-out.”
“Farm-In” see “Farm-Out” above.

“Gas” means natural gas.
“Gross” when used with respect to acres or wells, refers to the total acres or wells in which we have a working interest.
“Infill Drilling” means drilling of an additional well or wells provided for by an existing spacing order to more adequately drain a reservoir.
“MCF” or “MCFG” means thousand cubic feet.
“MCFE” means MCF of natural gas equivalent; converting volumes of oil to natural gas equivalent volumes using a ratio of one BBL of oil to six MCF of natural gas.
“MCFG/D” means thousand cubic feet of gas per day.
“MMBTU” means ones million BTUs.
“Net” when used with respect to acres or wells, refers to gross acres or wells multiplied, in each case, by the percentage working interest owned by the Company.
“Net Production” means production that is owned by the Company less royalties and production due others.
“Operator” means the individual or company responsible for the exploration, development and production of an oil or gas well or lease.
“Overriding Royalty” means a royalty interest which is usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.
“Present Value” (“PV”) when used with respect to oil and gas reserves, means the estimated future gross revenues to be generated from the production of proved reserves calculated in accordance with the guidelines of the SEC, net of estimated production and future development costs, using prices and costs as of the date of estimation without future escalation (except to the extent a contract specifically provides otherwise), without giving effect to non-property related expenses such as general and administrative expenses, debt service, future income tax expense and depreciation, depletion and amortization, and discounted using an annual discount rate of 10%.
“Productive Wells” or “Producing Wells” consist of producing wells and wells capable of production, including wells waiting on pipeline connections.
“Proved Developed Reserves” means reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery will be included as “proved developed reserves” only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

“Proved Reserves” means the estimated quantities of crude oil and natural gas which upon analysis of geological and engineering data appear with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.
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
(ii) Reserves which can be produced economically through application of improved recovery techniques (such as fluid injection) are included in the “proved” classification when successful testing by a pilot project, or the operation of an installed program in the reservoir, provides support for the engineering analysis on which the project or program was based.
(iii) Estimates of proved reserves do not include the following: (A) oil that may become available from known reservoirs but is classified separately as “indicated additional reserves”; (B) crude oil and natural gas, the recovery of which is subject to reasonable doubt because of uncertainty as to geology, reservoir characteristics or economic factors; (C) crude oil and natural gas that may occur in undrilled prospects; and (D) crude oil and natural gas that may be recovered from oil shales, coal, gilsonite and other such resources.
“Proved Undeveloped Reserves” means reserves that are recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for completion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

“Recompletion” means the completion for production of an existing well bore in another formation from that in which the well has been previously completed.
“Reserves” means proved reserves.
“Reservoir” means a porous and permeable underground formation containing a natural accumulation of producible oil and/or gas that is confined by impermeable rock or water barriers and is individual and separate from other reservoirs.
“Royalty” means an interest in an oil and gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof), but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage. Royalties may be either landowner’s royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.
“2-D Seismic” means an advanced technology method by which a cross-section of the earth’s subsurface is created through the interpretation of reflecting seismic data collected along a single source profile.
“3-D Seismic” means an advanced technology method by which a three dimensional image of the earth’s subsurface is created through the interpretation of reflection seismic data collected over a surface grid. 3-D seismic surveys allow for a more detailed understanding of the subsurface than do conventional surveys and contribute significantly to field appraisal, development and production.
“Working Interest” means an interest in an oil and gas lease that gives the owner of the interest the right to drill for and produce oil and gas on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations. The share of production to which a working interest owner is entitled will always be smaller than the share of costs that the working interest owner is required to bear, with the balance of the production accruing to the owners of royalties.
“Workover” means operations on a producing well to restore or increase production.
Item 1A. Risk Factors
Risks related directly to our Company
You should carefully consider the following risk factors, in addition to the other information set forth in this Report, before investing in shares of our common stock. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock. Some information in this Report may contain “forward-looking” statements that discuss future expectations of our financial condition and results of operation. The risk factors noted in this section and other factors could cause our actual results to differ materially from those contained in any forward-looking statements.

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
Drilling activities are subject to many risks, including the risk that no commercially productive oil or gas reservoirs will be encountered. There can be no assurance that new wells drilled by us will be productive or that we will recover all or any portion of our investment. Drilling for oil and gas may involve unprofitable efforts, not only from dry wells, but also from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain. Our drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, many of which are beyond our control, including economic conditions, mechanical problems, pressure or irregularities in formations, title problems, weather conditions, compliance with governmental requirements and shortages in or delays in the delivery of equipment and services. In today’s environment, shortages make drilling rigs, labor and services difficult to obtain and could cause delays or inability to proceed with our drilling and development plans. Such equipment shortages and delays sometimes involve drilling rigs where inclement weather prohibits the movement of land rigs causing a high demand for rigs by a large number of companies during a relatively short period of time. Our future drilling activities may not be successful. Lack of drilling success could have a material adverse effect on our financial condition and results of operations.

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
The vast majority of our oil and gas reserves are classified as proved reserves. Recovery of the Company’s future proved undeveloped reserves will require significant capital expenditures. Our management estimates that aggregate capital expenditures of approximately $4,601,000 will be required to fully develop some of these reserves in the next twenty-four months. No assurance can be given that our estimates of capital expenditures will prove accurate, that our financing sources will be sufficient to fully fund our planned development activities or that development activities will be either successful or in accordance with our schedule. Additionally, any significant decrease in oil and gas prices or any significant increase in the cost of development could result in a significant reduction in the number of wells drilled and/or reworked. No assurance can be given that any wells will produce oil or gas in commercially profitable quantities.
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
The present value of future net reserves discounted at 10% (the “PV-10”) of proved reserves referred to in this annual report should not be construed as the current market value of the estimated proved reserves of oil and gas attributable to our properties. In accordance with applicable requirements of the SEC, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by: (i) the timing of both production and related expenses; (ii) changes in consumption levels; and (iii) governmental regulations or taxation. In addition, the calculation of the present value of the future net cash flows using a 10% discount as required by the SEC is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with our reserves or the oil and gas industry in general. Furthermore, our reserves may be subject to downward or upward revision based upon actual production, results of future development, supply and demand for oil and gas, prevailing oil and gas prices and other factors. See “Properties — Oil and Gas Reserves.”

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
Certain officers, directors and related parties, including entities controlled by Mr. Mazzini, the President and Chief Executive Officer, have engaged in business transactions with the Company which were not the result of arm’s length negotiations between independent parties. Our management believes that the terms of these transactions were as favorable to us as those that could have been obtained from unaffiliated parties under similar circumstances. All future transactions between us and our affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of the disinterested members of our Board of Directors.
Our common stock is traded on the Over-the-Counter Bulletin Board (“OTC BB”), symbol “SPND”.
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
Our revenues, profitability and the carrying value of its oil and gas properties are substantially dependent upon prevailing prices of, and demand for, oil and gas and the costs of acquiring, finding, developing and producing reserves. Our ability to obtain borrowing capacity, to repay future indebtedness, and to obtain additional capital on favorable terms is also substantially dependent upon oil and gas prices. Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and gas are subject to wide fluctuations in response to: (i) relatively minor changes in the supply of, and demand for, oil and gas; (ii) market uncertainty; and (iii) a variety of additional factors, all of which are beyond our control. These factors include domestic and foreign political conditions, the price and availability of domestic and imported oil and gas, the level of consumer and industrial demand, weather, domestic and foreign government relations, the price and availability of alternative fuels and overall economic conditions. Furthermore, the marketability of our production depends in part upon the availability, proximity and capacity of gathering systems, pipelines and processing facilities. Volatility in oil and gas prices could affect our ability to market our production through such systems, pipelines or facilities. As of December 31, 2007, approximately 78% of our gas production is currently sold to eight gas purchasing firms on a month-to-month basis at prevailing spot market prices. Oil prices remained subject to unpredictable political and economic forces during 2007, 2006 and 2005, and experienced fluctuations similar to those seen in natural gas prices for the year. We believe that oil prices will continue to fluctuate in response to changes in the policies of the Organization of Petroleum Exporting Countries (“OPEC”), changes in demand from many Asian countries, current events in the Middle East, security threats to the United States, and other factors associated with the world political and economic environment. As a result of the many uncertainties associated with levels of production maintained by OPEC and other oil producing countries, the availabilities of worldwide energy supplies and competitive relationships and consumer perceptions of various energy sources, we are unable to predict what changes will occur in crude oil and natural gas prices.
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
Sales of natural gas by us are not regulated and are generally made at market prices. However, the Federal Energy Regulatory Commission (“FERC”) regulates interstate natural gas transportation rates and service conditions, which affect the marketing of natural gas produced by us, as well as the revenues received by us for sales of such production. Sales of our natural gas currently are made at uncontrolled market prices, subject to applicable contract provisions and price fluctuations that normally attend sales of commodity products.
Since the mid-1980’s, the FERC has issued a series of orders, culminating in Order Nos. 636, 636-A and 636-B (“Order 636”), that have significantly altered the marketing and transportation of natural gas. Order 636 mandated a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sale, transportation, storage and other components of the city-gate sales services such pipelines previously performed. One of the FERC’s purposes in issuing the orders was to increase competition within all phases of the natural gas industry. Order 636 and subsequent FERC orders issued in individual pipeline restructuring proceedings have been the subject of appeals, and the courts have largely upheld Order 636. Because further review of certain of these orders is still possible, and other appeals may be pending, it is difficult to exactly predict the ultimate impact of the orders on us and our natural gas marketing efforts. Generally, Order 636 has eliminated or substantially reduced the interstate pipelines’ traditional role as wholesalers of natural gas, and has substantially increased competition and volatility in natural gas markets.
While significant regulatory uncertainty remains, Order 636 may ultimately enhance our ability to market and transport our natural gas, although it may also subject us to greater competition, more restrictive pipeline imbalance tolerances and greater associated penalties for violation of such tolerances.

The FERC has announced several important transportation-related policy statements and proposed rule changes, including the appropriate manner in which interstate pipelines release capacity under Order 636 and, more recently, the price which shippers can charge for their released capacity. In addition, in 1995, the FERC issued a policy statement on how interstate natural gas pipelines can recover the costs of new pipeline facilities. In January 1997, the FERC issued a policy statement and a request for comments concerning alternatives to its traditional cost-of-service rate making methodology. A number of pipelines have obtained FERC authorization to charge negotiated rates as one such alternative. While any additional FERC action on these matters would affect us only indirectly, these policy statements and proposed rule changes are intended to further enhance competition in natural gas markets. We cannot predict what the FERC will take on these matters, nor can we predict whether the FERC’s actions will achieve its stated goal of increasing competition in natural gas markets. However, we do not believe that we will be treated materially differently than other natural gas producers and marketers with which we compete.
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

The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the “Superfund” law, and similar state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. Furthermore, neighboring landowners and other third parties may file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.
We generate typical oil and gas field wastes, including hazardous wastes that are subject to the federal Resources Conservation and Recovery Act and comparable state statutes. The United States Environmental Protection Agency and various state agencies have limited the approved methods of disposal for certain hazardous and non-hazardous wastes. Furthermore, certain wastes generated by our oil and gas operations that are currently exempt from regulation as “hazardous wastes” may in the future be designated as “hazardous wastes,” and therefore be subject to more rigorous and costly operating and disposal requirements.
The Oil Pollution Act (“OPA”) imposes a variety of requirements on responsible parties for onshore and offshore oil and gas facilities and vessels related to the prevention of oil spills and liability for damages resulting from such spills in waters of the United States. The “responsible party” includes the owner or operator of an onshore facility or vessel or the lessee or permittee of, or the holder of a right of use and easement for, the area where an onshore facility is located. OPA assigns liability to each responsible party for oil spill removal costs and a variety of public and private damages from oil spills. Few defenses exist to the liability for oil spills imposed by OPA. OPA also imposes financial responsibility requirements. Failure to comply with ongoing requirements or inadequate cooperation in a spill event may subject a responsible party to civil or criminal enforcement actions.
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
None
Item 2. Properties
OIL AND GAS PROPERTIES
The following table sets forth pertinent data with respect to the Company-owned oil and gas properties, all located within the continental United States, as estimated by the Company:

	Year Ended December 31,
	2007	2006	2005
Gas and Oil Properties, net (1):
Proved developed gas reserves-Mcf (2)	10,948,000	7,353,000	7,110,000
Proved undeveloped gas reserves-Mcf (3)	3,419,000	6,033,000	7,672,000

Total proved gas reserves-Mcf	14,367,000	13,386,000	14,782,000

Proved Developed Crude Oil and Condensate reserves-Bbls (2)	334,000	341,000	434,000
Proved Undeveloped crude oil and Condensate reserves-Bbls (3)	11,000	16,000	50,000

Total proved crude oil and condensate Reserves-Bbls	345,000	357,000	484,000

(1)	The estimate of the net proved oil and gas reserves, future net revenues, and the present value of future net revenues.

(2)	“Proved Developed Oil and Gas Reserves” are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

(3)	“Proved Undeveloped Reserves” are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. See Footnote 18 to the Financial Statements, Supplemental Reserve Information (Unaudited), for further explanation of the changes for 2005 through 2007.

Productive Wells
The following table sets forth our domestic productive wells at July 31, 2008.

Gas		Oil		Total
Gross	Net	Gross	Net	Gross	Net

279	67.33	83	18.97	362	86.30
Acreage
The following table sets forth our undeveloped and developed gross and net leasehold acreage at July 31, 2008. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves.

Undeveloped		Developed		Total
Gross	Net	Gross	Net	Gross	Net

2,060	2,054	122,410	21,701	124,470	23,755
All the leases for the undeveloped acreage summarized in the preceding table will expire at the end of their respective primary terms unless prior to that date, the existing leases are renewed or production has been obtained from the acreage subject to the lease, in which event the lease will remain in effect until the cessation of production. As is customary in the industry, we generally acquire oil and gas acreage without any warranty of title except as to claims made by, through or under the transferor. Although we have title to developed acreage examined prior to acquisition in those cases in which the economic significance of the acreage justifies the cost, there can be no assurance that losses will not result from title defect or from defects in the assignment of leasehold rights.

Wells Drilled and Completed
The Company’s working interests in exploration and development wells completed during the years indicated were as follows:

	Year Ended December 31,
	2007		2006		2005
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells (1):
Productive	—	—	—	—	—	—
Non-Productive	—	—	—	—	—	—

Total	—	—	—	—	—	—

Development Wells (2):
Productive	17.000	4.714	10.000	0.627	14.000	1.639
Non-Productive	—	—	1.000	0.006	—	—

Total	17.000	4.714	11.000	0.633	14.000	1.639

Total Exploration & Development Wells:
Productive	17.000	4.714	10.000	0.627	14.000	1.639
Non-Productive	—	—	1.000	0.006	—	—

Total	17.000	4.714	11.000	0.633	14.000	1.639

(1)	An exploratory well is a well drilled to find and produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir, or to extend a known reservoir.

(2)	A development well is a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

The following tables set forth additional data with respect to production from Company-owned oil and gas properties, all located within the continental United States:

	For the years ended December 31,
	2007	2006	2005	2004	2003
Oil and Gas Production, net:
Natural Gas (Mcf)	880,662	671,527	655,568	577,099	540,799
Crude Oil & Condensate (Bbl)	24,472	25,443	21,323	23,098	28,747

Average Sales Price per Unit Produced:
Natural Gas ($/Mcf)	$6.63	$5.55	$6.74	$5.44	$4.33
Crude Oil & Condensate($/Bbl)	$65.17	$53.14	$52.50	$38.90	$25.14

Average Production Cost per Equivalent Barrel (1) (2)	$14.36	$15.14	$13.38	$11.69	$10.41

(1)	Includes severance taxes and ad valorem taxes.

(2)	Gas production is converted to equivalent barrels at the rate of six Mcf per barrel, representing relative energy content of natural gas to oil.
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
The address of the Company’s principal executive offices is One Spindletop Centre, 12850 Spurling Road, Suite 200, Dallas, Texas 75230. The telephone number is (972) 644-2581.

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
Item 4. Submission Of Matters Of Security Holders To A Vote
During the fourth quarter of the registrant’s fiscal year covered by this report, no matter was submitted to a vote of security holders of the registrant.

PART II
Item 5. Market For The Company’s Common Stock, Related Stockholder Matters And
Issuer Purchases Of Equity Securities
The Company’s common stock trades over-the-counter under the symbol “SPND”.
Prior to 2004, no significant public trading market had been established for the Company’s common stock. The Company does not believe that listings of bid and asking prices for its stock are indicative of the actual trades of its stock, since trades are made infrequently. However during 2004, there was a material increase in the number of shares traded and a material increase in the stock price. The following table shows high and low trading prices for each quarter in 2005, 2006 and 2007.

	Price Per Share
	High	Low
2005
First Quarter	5.50	2.00
Second Quarter	3.55	2.05
Third Quarter	4.20	1.90
Fourth Quarter	4.80	3.11

2006
First Quarter	5.15	3.26
Second Quarter	6.00	4.57
Third Quarter	6.25	4.95
Fourth Quarter	7.00	4.50

2007
First Quarter	6.10	5.00
Second Quarter	6.10	4.05
Third Quarter	5.55	5.00
Fourth Quarter	5.70	5.15

During the First Quarter of 2008, subsequent to year end, the following high and low prices were recorded for the Company’s common stock.

	Price Per Share
	High	Low
2008
First Quarter	6.50	5.00
There is no amount of common stock that is subject to outstanding warrants to purchase, or securities convertible into, common stock of the Company.
As of March 31, 2008, there were approximately 566 record holders of the Company’s Common Stock.
The following chart compares the yearly percentage change in the cumulative total stockholder return on the Company’s Common Stock during the five years ended December 31, 2007 with the cumulative total return of the Standard and Poor’s 500 Stock Index and of the Dow Jones U.S. Exploration and Production Index (formerly Dow Jones Secondary Oil Stock Index). The comparison assumes $100 was invested on December 31, 2003 in the Company’s Common Stock and in each of the foregoing indices and assumes reinvestment of dividends. The Company paid no dividends on its Common Stock during the five-year period.
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
Item 6. Selected Financial Data
The selected financial information presented should be read in conjunction with the consolidated financial statements and the related notes thereto.

	For the years ended December 31,
	2007	2006	2005	2004	2003
Total Revenue	$8,707,000	$6,174,000	$6,395,000	$4,515,000	$2,458,000
Net Income (Loss)	1,808,000	920,000	1,417,000	1,266,000	987,000
Earnings per Share	$0.24	$0.12	$0.19	$0.16	$0.13

	As of December 31,
	2007	2006	2005	2004	2003
Total Assets	$15,631,000	$13,024,000	$11,387,000	$9,715,000	$5,395,000
Long-Term Debt	1,200,000	1,320,000	1,440,000	—	—
Item 7. Management’s Discussion And Analysis Of Financial Condition And
Results Of Operations
Liquidity and Capital Resources
The Company’s operating capital needs, as well as its capital spending program are generally funded from cash flow generated by operations. Because future cash flow is subject to a number of variables, such as the level of production and the sales price of oil and natural gas, the Company can provide no assurance that its operations will provide cash sufficient to maintain current levels of capital spending. Accordingly, the Company may be required to seek additional financing from third parties in order to fund its exploration and development programs.

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
Interest income is up approximately $24,000 due to the Company’s policy of investing excess cash funds in higher earning money market accounts and certificates of deposit as opposed to checking accounts, as well as the higher level of cash balances earning interest during 2007 as compared to 2006. Interest rates were also slightly higher than in the previous year.
Lease operating expenses were $353,000 (17%) higher in 2007 because costs to operate have increased. As oil and gas prices have escalated, the costs of oil field services and equipment have also increased.
Amortization of the full cost pot (depletion) increased by approximately $183,000 in 2007. This increase was due to the undepleted basis of the full cost pot increasing from an estimated $8.6 million in 2006 to an estimated 10.5 million in 2007, with the depletion rate increasing from 5.041% in 2006 to 5.883% in 2007.
General and administrative expenses increased approximately $687,000 between years. Almost all of the increase was due to direct and indirect personnel costs of salary, contract labor, payroll taxes, benefits and associated expenses associated with the increased number of technical and professional personnel added to the Company’s staff during 2007. Additionally, a portion of the increase is attributable to the outsourcing of the Company’s payroll and benefits to Administaff, a Professional Employer Organization.
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
Interest income is up due to the Company’s policy of investing excess cash funds in higher earning money market accounts and certificates of deposit as opposed to checking accounts, as well as the higher level of cash balances earning interest in 2006 as compared to 2005. Interest rates were also slightly higher than in the previous year.
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
General and administrative expenses increased approximately $400,000 between years. Almost all of the increase was due to direct and indirect personnel costs of salary, contract labor, payroll taxes, benefits and associated expenses associated with the increased number of technical and professional personnel added to the Company’s staff during 2006. Additionally, a portion of the increase is attributable to the outsourcing of the Company’s payroll and benefits to Administaff.
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

Certain Factors That Could Affect Future Operations
Certain information contained in this report, as well as written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences, teleconferences or otherwise, may be deemed to be ‘forward-looking statements’ within the meaning of Section 21E of the Securities Exchange Act of 1934 and are subject to the ‘Safe Harbor’ provisions of that section.
Forward-looking statements include statements concerning the Company’s and management’s plans, objectives, goals, strategies and future operations and performance and the assumptions underlying such forward-looking statements. When used in this document, the words “anticipates”, “estimates”, “expects”, “believes”, “intends”, “plans”, and similar expressions are intended to identify such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to these and other factors.
Item 8. Consolidated Financial Statements And
Schedules Index At Page 48
Item 9. Changes In And Disagreements With Accountants On Accounting And
Financial Disclosure
None
Item 9A(T). Controls And Procedures
Evaluation of Disclosure Controls and Procedures.
A review and evaluation was performed by management under the supervision and with the participation of the Principal Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 as of December 31, 2007. Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at December 31, 2007 to ensure that information required to be disclosed in reports that the Company files submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission (“SEC”) rules and forms. As a result of this evaluation, there were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2007 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting.
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(b) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of the Company’s principal executive and principal financial officers and effected by the Company’s board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“GAAP, US”) and includes those policies and procedures that:
•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of a company;

•	provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, US and that receipts and expenditures of a company are being made only in accordance with authorization of management and directors of a company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company’s assets that could have a material effect on the financial statements.
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
Management of the Company has assessed the effectiveness of its internal control over financial reporting at December 31, 2007. To make this assessment, the Company used the criteria for effective internal control over financial reporting described in Internal Control Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management of the Company concluded that as of December 31, 2007, the internal control system over financial reporting met those criteria and was effective.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.
Changes in Internal Control Over Financial Reporting.
There has been no change in the Registrant’s internal control over financial reporting during the fourth fiscal quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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
Business Experience
Chris Mazzini, Chairman of the Board of Directors and President, graduated from the University of Texas at Arlington in 1979 with a Bachelor of Science degree in geology. He started his career in the oil and gas industry in 1978, and began as a petroleum geologist with Spindletop in 1979, working the Fort Worth Basin of North Texas. He became Vice President of Geology at Spindletop in 1982, and served in that capacity until he left the Company in 1985 when he founded Giant Energy Corp. (“Giant”). Mr. Mazzini has served as President of Giant since then. He rejoined the Company in December 1999 when he, through Giant, purchased controlling interest. Mr. Mazzini has been Chairman of the Board of Directors and President of the Company since 1999 and is a Certified and Licensed Petroleum Geologist. Mr. Mazzini has worked numerous geological basins throughout the United States with an emphasis on the Fort Worth Basin. He is responsible for several new field discoveries in the Fort Worth Basin.

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
David E. Allard, Director, has served as Chief Financial Officer (since February 2005) of Digital Witness Surveillance, a Dallas, Texas based development stage software provider; Executive Vice President and Secretary (April 2003 to February 2, 2005) of Internet America, Inc. Mr. Allard was Chief Operating Officer (2000-2002) of Primedia Workplace Learning, a workplace training business; Executive Vice President and Chief Financial Officer (1999-2000) of E-Train, Inc., a provider of online job training and seminars; Special Advisor (1998-1999) of Thayer Capital Partners; Chief Operating Officer (1997-1998) of Career Track, Inc. (a TCI subsidiary); Senior Vice President and Vice President—Business Development (1992-1996) of Westcott Communications, Inc.; Partner (1985-1992) of Farmer and Allard, P.C. (a CPA firm); Audit Manager/CPA (1983-1985) of Grant Thornton LLP (a CPA firm). Mr. Allard is a Director (since February 20, 2004) and Chairman of the Audit Committee of the Board of Income Opportunity Realty Investors, Inc. a Dallas, Texas based real estate company which has its common stock listed and traded on the American Stock Exchange. Mr. Allard has been a Certified Public Accountant since 1983.
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
Mike Keen, Operations Manager, joined the Company in March, 2006. Mr. Keen has over 27 years experience in the oil and gas industry. He graduated magna cum laude from Rose-Hulman Institute of Technology in May 1975 with a Bachelor of Science degree in Mechanical Engineering. Mr. Keen started his career with Texaco, Inc. in Great Bend, Kansas working primarily in the mid-continent area. Mr. Keen then moved to North Texas and went to work for Mitchell Energy Corporation primarily focusing on the Fort Worth Basin. He also worked for Huffco in Indonesia, Aminoil in South Texas and most recently for Envirogas, primarily in the Appalachian and Illinois Basins, before switching to the “downstream” side of the industry to work for Indiana Gas Company the largest gas utility in Indiana at the time.
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
Item 11. Executive Compensation
Cash Compensation
For the years ended December 31, 2007, 2006 and 2005, neither Mr. Mazzini nor Ms. Mazzini received any salary from the Company. None of the executive officers were paid cash compensation by the Company at an annual rate in excess of $100,000. Mr. Mazzini and Ms. Mazzini are both employed by Giant. Management fees the Company paid to Giant are used to reimburse a portion of Mr. Mazzini’s, Ms. Mazzini’s and other Giant employees’ salaries for time spent working on matters for the Company.
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
Effective March 22, 2007, the Company issued 5,000 shares of restricted common stock to a key employee pursuant to an employment package. The shares were valued at $2.12 per share, a 60% discount from the believed market value for free trading shares at the time of issue of $5.30 per share. The discount was determined based in part on the fact that the shares were restricted and could not be sold or traded for at least one year from date of issue. The amount was expensed as general and administrative expense. The shares of common stock were issued out of Treasury Stock and reduced the amount of the Company’s common stock held in Treasury from 81,668 to 76,668 shares. This transaction was recorded in accordance with FAS 123-R that became effective January 1, 2006.

Effective August 15, 2007, the Company issued 10,000 shares of restricted common stock to a key employee pursuant to an employment package. The shares were valued at $2.10 per share, a 60% discount from the believed market value for free trading shares at the time of issue of $5.25 per share. The discount was determined based in part on the fact that the shares were restricted and cannot be sold or traded for at least one year from date of issue. The amount was expensed as general and administrative expense. The shares of common stock were issued out of Treasury Stock and reduced the amount of the Company’s common stock held in Treasury from 76,668 to 66,668 shares. This transaction was recorded in accordance with FAS 123-R that became effective January 1, 2006.
During 2006, the Company issued 10,000 shares of restricted common stock out of Treasury Stock to a key employee, and during 2005, the Company issued 20,000 shares of restricted stock out of Treasury Stock to the same employee pursuant to an employment package. See Footnote No. 7, to the Financial Statements for further detail.
Compensation of Directors
Directors who are employees of either Giant or the Company are not currently compensated for their services on the board. In 2008, Mr. Allard was paid a director’s fee of $10,000 to compensate him for his position as the Board of Directors’ Financial Expert. Mr. Allard will also receive $2,500 for each board of directors meeting during the year. In each of 2007 and 2006, Mr. Paul E. Cash (a director who resigned on October 31, 2007) was paid a director’s fee of $10,000 to compensate him for his position as the Board of Directors’ Financial Expert.
Termination of Employment and Change of Control Arrangement
There are no plans or arrangements for payment to officers or directors upon resignation or a change in control of the Registrant.

Item 12. Security Ownership Of Certain Beneficial Owners And Management
Security Ownership of Certain Beneficial Owners and Managers
The table below sets forth the information indicated regarding ownership of the Registrant’s common stock, $.01 par value, the only outstanding voting securities, as of December 31, 2007 with respect to: (i) any person who is known to the Registrant to be the owner of more than five percent (5%) of the Registrant’s common stock; (ii) the common stock of the Registrant beneficially owned by each of the directors of the Registrant and, (iii) by all officers and directors as a group. Each person has sole investment and voting power with respect to the shares indicated, except as otherwise set forth in the footnotes to the table.

			Pct Based On
		Nature of	Outstanding
Name and Address	Number	Beneficial	Percent of
Of Beneficial Owner	of Shares	Ownership	Class
Chris Mazzini and Michelle Mazzini 12850 Spurling Rd., Suite 200 Dallas, Texas 75230	5,900,543	(1)	77%

All officers and directors as a group	5,900,543		77%

West Coast Asset Management, Inc. Paul J. Orfalea Lance W. Helfert R. Atticus Lowe 2151 Alessandro Drive, #100 Ventura, CA 93001	624,612	(2)	8%

(1)	Chris Mazzini directly owns 39,654 shares (1%). Giant Energy Corp., directly owns 5,860,889 shares (76%). Chris Mazzini owns 100% of the common stock of Giant Energy Corp.

(2)	According to Amendment No. 1 to Schedule 13G filed with the Commission by these persons for event occurring December 31, 2007, each of the individually named persons have shared power to vote or direct a vote as well as shared power to dispose or direct the disposition of the aggregate amount of stock owned.
Changes in control
The Company is not aware of any arrangements or pledges with respect to its securities that may result in a change in control of the Company.
Item 13. Certain Relationships And Related Transactions
Transactions with management and others
Certain officers, directors and related parties, including entities controlled by Mr. Mazzini, the President and Chief Executive Officer, have engaged in business transactions with the Company which were not the result of arm’s length negotiations between independent parties. Our management believes that the terms of these transactions were as favorable to us as those that could have been obtained from unaffiliated parties under similar circumstances. All future transactions between us and our affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of the disinterested members of our Board of Directors.

There is a management services agreement between Giant Energy Corp. (“Giant”) and the Company. Details of the agreement are shown below under Certain Business Relationships.
During 2005 the Company participated in the drilling of the Giant Energy Corp. Porter #2 well, a vertical Barnett Shale well in Parker County, Texas, which was completed in June 2005 with an initial production of 128 thousand cubic feet of gas per day (“MCFG/D”) and 1 barrel of oil per day (“BO/D”). The Company owns a 35% working interest and a 26.25% net revenue interest in the Porter #2 well. Giant owns a 19% working interest (15.2% net revenue interest) and Chris Mazzini owns a 3.9% overriding royalty interest in the well.
Chris G. Mazzini and Michelle H. Mazzini, through a limited partnership in which they are limited partners, own M-R Oilfield Services, LP (“MRO”), an oil field service company which provides roustabout, swabbing and completion services at rates which are at or below market to the Company. This oil field services company does work exclusively for the Company and its parent company Giant Energy Corp. The Company benefits by having immediate access to services in a tight market.
The Company and Giant have entered into a joint Barnett Shale horizontal drilling and development program dated August 22, 2006, and later amended on October 20, 2006 (the “Agreement”) with an unrelated third party company. (See “Joint Drilling Development of North Texas Barnett Shale Leasehold” on page 6).
Certain Business Relationships
The long-term debt, which is secured by the commercial office building, is also guaranteed individually by Chris G. Mazzini and Michelle H. Mazzini, related parties.
There is a management services agreement between Giant and the Company which has been in effect since 1999. This agreement provides monthly payments from the Company to Giant in the amount of $20,000 in exchange for several of Giant’s personnel providing management, administrative and other services to the Company and for the use of certain Giant assets. We believe the management services agreement described above was made on terms no less favorable than if we had entered into the transaction with an unrelated party.
The Company has entered into a management services agreement with MRO whereby MRO makes monthly payments in the amount of $1,000 per month to the Company in exchange for the Company providing administrative services to MRO. The Company has entered into a similar arrangement with Peveler Pipeline, LP (“Peveler”), whereby Peveler pays the Company a monthly charge of $200 in exchange for the Company providing administrative services to Peveler. Chris and Michelle Mazzini are the owners of Peveler Pipeline, LP, a limited partnership which owns a pipeline gathering system servicing wells owned by Giant, another related entity, described elsewhere in this report.

Item 14. Principal Accounting Fees And Services
The following table sets forth the aggregate fees for professional services rendered to Spindletop Oil & Gas Co. and Subsidiaries for the years 2007, 2006 and 2005 by accounting firm, Farmer, Fuqua, & Huff, P.C.

Type of Fees	2007	2006	2005

Audit Fees	$33,000	$14,000	$14,000
Audit related fees	—	—	—
Tax fees	—	—	—
All other fees	—	—	—
Members of the Board of Directors (the “Board”) fulfill the responsibilities of an audit committee and have established policies and Procedures for the approval and pre-approval of audit services and permitted non-audit services. The Board has the responsibility to engage and terminate Farmer, Fuqua, & Huff, P.C. independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All the fees for 2007, 2006 and 2005 were pre-approved by the Board or were within the pre-approved guidelines for permitted non-audit services and fees established by the Board, and there were no instances of waiver of approved requirements or guidelines during the same periods.

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
(3) EXHIBITS
The following documents are filed as exhibits (or are incorporated by reference as indicated) into this Report:

Exhibit
Designation		Description

3.1		Articles of Incorporation of Spindletop Oil & Gas Co. (previously filed with our General Form for Registration of Securities on Form 10, filed with the Commission on August 14, 1990)

3.2		Bylaws of Spindletop Oil & Gas Co. (previously filed with our General Form for Registration of Securities on Form 10, filed with the Commission on August 14, 1990)

14		Code of Ethics for Senior Financial Officers (Incorporated by reference to Exhibit 14 to the registrant’s annual report Form 10-K for the fiscal year ended December 31, 2005).

21	*	Subsidiaries of the Registrant

31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer

32	*	Officers’ Section 1350 Certifications

*	Filed herewith
(b)	The Index of Exhibits is included following the Financial Statement Schedules beginning at page 71 of this Report.

(c)	The Index to Consolidated Financial Statements and Supplemental Schedules is included following the signatures, beginning at page 42 of this Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 2008	SPINDLETOP OIL & GAS CO.
	By	/s/ Chris Mazzini
Chris Mazzini
President, Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures
Principal Executive Officers:	Capacity	Date

/s/ Chris Mazzini Chris Mazzini	President, Director (Chief Executive Officer)	April 14, 2008

/s/ Michelle Mazzini Michelle Mazzini	Vice President, Secretary, Treasurer, Director	April 14, 2008

/s/ David E. Allard David E. Allard	Director	April 14, 2008

/s/ Robert E. Corbin Robert E. Corbin	Controller (Principal Financial and Accounting Officer)	April 14, 2008

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Articles of Incorporation of Spindletop Oil & Gas Co. (previously filed with our General Form for Registration of Securities on Form 10, filed with the Commission on August 14, 1990)

3.2		Bylaws of Spindletop Oil & Gas Co. (previously filed with our General Form for Registration of Securities on Form 10, filed with the Commission on August 14, 1990)

14		Code of Ethics for Senior Financial Officers (Incorporated by reference to Exhibit 14 to the registrant’s annual report Form 10-K for the fiscal year ended December 31, 2005).

21	*	Subsidiaries of the Registrant

31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer

32	*	Officers’ Section 1350 Certifications

*	Filed herewith

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Shareholders of Spindletop Oil & Gas Co.
We have audited the accompanying consolidated balance sheets of Spindletop Oil & Gas Co. (A Texas Corporation) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. Spindletop Oil & Gas Co.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
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
Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the index of the consolidated financial statements are presented for purposes of complying with the Securities and Exchange Commission’s rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.
/s/ Farmer, Fuqua and Huff, P.C.
Plano, Texas
April 14, 2008

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31
	2007	2006

ASSETS

Current Assets
Cash and cash equivalents	$6,325,000	$5,759,000
Accounts receivable, trade	1,413,000	1,173,000
Prepaid expenses, related party	—	60,000
Prepaid income tax	—	426,000

Total current assets	7,738,000	7,418,000

Property and Equipment, at cost
Oil and gas properties (full cost method)	11,041,000	8,102,000
Rental equipment	399,000	399,000
Gas gathering systems	145,000	145,000
Other property and equipment	183,000	141,000

	11,768,000	8,787,000
Accumulated depreciation and amortization	(5,902,000)	(5,257,000)

Total property and equipment, net	5,866,000	3,530,000

Real Estate Property, at cost
Land	688,000	688,000
Commercial office building	1,542,000	1,508,000
Accumulated depreciation	(204,000)	(120,000)

Total real estate property, net	2,026,000	2,076,000

Other Assets	1,000	—

Total Assets	$15,631,000	$13,024,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — (Continued)

	As of December 31
	2007	2006

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Notes payable, current portion	$120,000	$120,000
Accounts payable and accrued liabilities	2,272,000	2,237,000
Income tax payable	8,000	—
Tax savings benefit payable	97,000	97,000

Total current liabilities	2,497,000	2,454,000

Non-current Liabilities
Notes payable, long-term portion	1,200,000	1,320,000
Asset Retirement Obligation	564,000	251,000

Total non-current liabilities	1,764,000	1,571,000

Deferred income tax payable	1,855,000	1,324,000

Shareholders’ Equity
Common stock, $.01 par value; 100,000,000 Shares authorized; 7,677,471 shares issued and 7,610,803 shares outstanding at December 31, 2007; 7,677,471 shares issued and 7,595,803 shares outstanding at December 31, 2006	77,000	77,000
Additional paid-in capital	874,000	850,000
Treasury Stock at cost	(32,000)	(40,000)
Retained earnings	8,596,000	6,788,000

Total shareholders’ equity	9,515,000	7,675,000

Total Liabilities and Shareholders’ Equity	$15,631,000	$13,024,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2007	2006	2005

Revenues
Oil and gas revenue	$7,437,000	$5,076,000	$5,541,000
Revenue from lease operations	212,000	154,000	120,000
Gas gathering, compression and Equipment rental	179,000	140,000	167,000
Real estate rental income	512,000	430,000	302,000
Interest income	299,000	275,000	132,000
Other	68,000	99,000	133,000

Total revenue	8,707,000	6,174,000	6,395,000

Expenses
Lease operations	2,459,000	2,106,000	1,747,000
Pipeline and rental operations	49,000	50,000	29,000
Real estate operations	365,000	330,000	484,000
Depreciation and amortization	728,000	528,000	795,000
Accretion of asset retirement obligation	24,000	34,000	—
General and administrative	2,221,000	1,534,000	1,125,000
Interest expense	86,000	142,000	105,000

Total expenses	5,932,000	4,724,000	4,285,000

Income before income tax	2,775,000	1,450,000	2,110,000

Current tax provision	436,000	—	360,000
Deferred tax provision	531,000	530,000	333,000

	967,000	530,000	693,000

Net income	$1,808,000	$920,000	$1,417,000

Earnings per Share of Common Stock
Basic	$0.24	$0.12	$0.19

Diluted	$0.24	$0.12	$0.19

Weighted Average Shares Outstanding	7,604,269	7,589,995	7,573,365

Diluted Shares Outstanding	7,604,269	7,589,995	7,573,365

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

			Additional
	Common Stock		Paid-In	Treasury Stock		Retained
	Shares	Amount	Capital	Shares	Amount	Earnings

Balance at December 31, 2004	7,677,471	77,000	806,000	111,668	(45,000)	4,451,000

Issuance of 20,000 shares of Common Stock out of Treasury Stock as part of an employee compensation package	—	—	25,000	(20,000)	3,000	—

Net Income	—	—	—	—	—	1,417,000

Balance at December 31, 2005	7,677,471	$77,000	$831,000	91,668	$(42,000)	$5,868,000

Issuance of 10,000 shares of Common Stock out of Treasury Stock as part of an employee compensation package	—	—	19,000	(10,000)	2,000	—

Net Income	—	—	—	—	—	920,000

Balance at December 31, 2006	7,677,471	$77,000	$850,000	81,668	$(40,000)	$6,788,000

Issuance of 5,000 shares of Common Stock out of Treasury Stock as part of an employee compensation package	—	—	9,000	(5,000)	2,000	—

Issuance of 10,000 shares of Common Stock out of Treasury Stock as part of an employee compensation package	—	—	15,000	(10,000)	6,000	—

Net Income	—	—	—	—	—	1,808,000

Balance at December 31, 2007	7,677,471	$77,000	$874,000	66,668	$(32,000)	$8,596,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005

Cash Flows from Operating Activities

Net Income	$1,808,000	$920,000	$1,417,000
Reconciliation of net income to net cash provided by Operating Activities
Depreciation and amortization	728,000	528,000	795,000
Non-cash employee compensation	32,000	21,000	—
Changes in prepaid expenses to related party	60,000	(60,000)	—
Changes in accounts receivable	(240,000)	55,000	(611,000)
Changes in prepaid income tax	427,000	(426,000)	190,000
Changes in accounts payable	35,000	293,000	(125,000)
Changes in current taxes payable	8,000	(20,000)	20,000
Changes in deferred taxes payable	531,000	530,000	333,000
Changes in asset retirement obligation	313,000	—	—
Changes in other assets	(1,000)	1,000	—

Net cash provided by operating activities	3,701,000	1,842,000	2,019,000

Cash flows from Investing Activities
Capitalized acquisition, exploration and development costs	(2,940,000)	(1,271,000)	(619,000)
Purchase of property and equipment	(42,000)	10,000	(55,000)
Capitalized tenant improvements	(33,000)	(210,000)	—
Proceeds from sale of properties	—	—	23,000

Net cash used for investing activities activities	(3,015,000)	(1,471,000)	(651,000)

Cash Flows from Financing Activities
Repayment of note payable to a bank	(120,000)	(120,000)	(240,000)
Sale of common stock	—	—	28,000

Net cash used for financing activities	(120,000)	(120,000)	(212,000)

Increase in cash	566,000	251,000	1,156,000

Cash at beginning of period	5,759,000	5,508,000	4,352,000

Cash at end of period	$6,325,000	$5,759,000	$5,508,000

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
Organization and Nature of Operations
The Company was organized as a Texas corporation in September 1985, in connection with the Plan of Reorganization (“the Plan”), effective September 9, 1985, of Prairie States Exploration, Inc., (“Exploration”), a Colorado corporation, which had previously filed for Chapter 11 bankruptcy. In connection with the Plan, Exploration was merged into the Company, with the Company being the surviving corporation. After giving effect to a stock split, up to a total of 166,667 of the Company’s common shares may be issued to Exploration’s former shareholders. As of December 31, 2007, 2006, and 2005, 122,436 shares have been issued to former shareholders in connection with the Plan.
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
Depreciation and amortization for each cost center are computed on a composite unit-of-production method, based on estimated proven reserves attributable to the respective cost center. All costs associated with oil and gas properties are currently included in the base for computation and amortization. Such costs include all acquisition, exploration, development costs and estimated future expenditures for proved undeveloped properties as well as estimated dismantlement and abandonment costs as calculated under the asset retirement obligation category, net of salvage value. All of the Company’s oil and gas properties are located within the continental United States.
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
Investments in Real Estate
All investments in real estate holdings are stated at cost or adjusted carrying value. Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), requires that a property be considered impaired if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. If impairment exists, an impairment loss is recognized by a charge against earnings equal to the amount by which the carrying amount of the property exceeds fair market value less cost to sell the property. If impairment of a property is recognized, the carrying amount of the property is reduced by the amount of the impairment, and a new cost for the property is established. Depreciation is provided over the properties estimated remaining useful life. There was no charge to earnings during 2007 due to impairment of real estate holdings.
Accounting for Asset Retirement Obligations
The Company adopted Statement of Financial Accounting Standards No. 143 (“SFAS 143”) “Accounting for Asset Retirement Obligations” on December 31, 2005. The adoption of SFAS 143 on December 31, 2005 resulted in a cumulative effect adjustment to record a $239,000 increase in the carrying value of oil and gas properties, and an asset retirement obligation liability of the same amount. This statement requires the recording of a liability in the period in which an asset retirement obligation (“ARO”) is incurred, in an amount equal to the discounted estimated fair value of the obligation that is capitalized. Thereafter, each quarter, this liability is accreted up to the final retirement cost. The determination of the ARO is based on an estimate of the future cost to plug and abandon our oil and gas wells. The actual costs could be higher or lower than current estimates.
The following table reflects the changes of the asset retirement obligations during the period ending December 31;

	2007	2006
Carrying amount of asset retirement obligation	$251,000	$239,000
Liabilities added	374,000	27,000
Liabilities divested or settled	(85,000)	(49,000)
Current period accretion expenses	24,000	34,000

Carrying amount as of December 31,	$564,000	$251,000

Revenue Recognition
The Company follows the “sales” (takes or cash) method of accounting for oil and gas revenues. Under this method, we recognize revenues on oil and gas production as it is taken and delivered to the purchasers. The volumes sold may be more or less than the volumes we are entitled to take based on our ownership in the property. These differences result in a condition known as a production imbalance. Our crude oil and natural gas imbalances are insignificant.
Income Taxes
In June, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No..48, “Accounting for Uncertainty in Income Taxes , an Interpretation of SFAS No.109” (“FIN 48”). The interpretation creates a single model to address accounting for uncertainty in tax positions. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of certain tax positions.
The Company adopted the provisions of FIN 48 effective January 1, 2007. The adoption of this accounting principle did not have an effect on the Company’s consolidated financial statements at, and for the three years ended December 31, 2007.
The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (SFAS 109), which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using enacted tax rates in effect in the years in which the differences are expected to reverse. The temporary differences primarily relate to depreciation, depletion and intangible drilling costs.
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

Share-Based Payments
Effective January 1, 2006, the Company adopted the Financial Accounting Standards Board’s revised Statement of Financial Accounting Standards No. 123 (FAS 123R), “Share-Based Payment”. FAS 123R requires compensation costs related to share-based payments to be recognized in the income statement over the requisite service period. The amount of the compensation cost is to be measured based on the grant-date fair value of the instrument issued. FAS 123R is effective for awards granted or modified after the date of adoption and for awards granted prior to that date that have not vested. FAS 123R does not materially change the Company’s existing accounting practices or the amount of share-based compensation recognized in earnings.
Newly issued accounting standards
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” (“SFAS No. 157”). SFAS No. 157 defines fair value and establishes a framework for measuring fair value, which includes a hierarchy based on the quality of inputs used to measure fair value. SFAS No. 157 also expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 requires the categorization of financial assets and liabilities, based on the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to the quoted prices in active markets for identical assets and liabilities and lowest priority to unobservable inputs. SFAS No. 157 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. The levels of the SFAS No. 157 fair value hierarchy are described as follows:
• Level 1—Financial assets and liabilities whose values are based on unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.
• Level 2—Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable for substantially the full term of the asset or liability.
• Level 3—Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.
SFAS No. 157 became effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also removed certain leasing transactions from the scope of SFAS No. 157. On January 1, 2008, the Company adopted SFAS No. 157. The Company currently does not have any non-financial assets or non-financial liabilities that are required to be measured under SFAS No. 157.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 became effective for fiscal years beginning after November 15, 2007. On January 1,2008, the Company adopted SFAS No. 159 and has currently not elected to measure any financial instruments or other items (not currently required to be measured at fair value) at fair value.

In December 2007, the FASB issued SPAS No. 141 (revised 2007) (“SFAS l4lR”), “Business Combinations.” SFAS l4lR establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combinations. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing accounting principles until January 1, 2009. The Company expects SFAS 141R will affect the Company’s consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquisitions, if any, the Company consummates after the effective date.
In December 2007, the FASB issued SPAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” effective for financial statements issued for fiscal years beginning after December 15, 2008. SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, and will impact the recording of minority interest. The Company is currently evaluating the effects the adoption of SFAS No. 160 will have on its financial position and results of operations.
3. ACCOUNTS RECEIVABLE

	December 31,
	2007	2006
Trade	$370,000	$530,000
Accrued receivable	1,057,000	657,000

	1,427,000	1,187,000
Less: Allowance for losses	(14,000)	(14,000)

	$1,413,000	$1,173,000

Accrued receivables are receivables from purchasers of oil and gas. These revenues are booked from check stub detail after receipt of the check for sales of oil and gas products. These payments are for sales of oil and gas produced in the reporting period, but for which payment has not yet been received until after the closing date of the reporting period. Therefore these sales are accrued as receivables as of the balance sheet date. Revenues for oil and gas production that has been sold but for which payment has not yet been received is accrued in the period sold.

4. ACCOUNTS PAYABLE

	December 31,
	2007	2006
Trade payables	$699,000	$213,000
Production proceeds payable	1,070,000	1,385,000
Prepaid drilling costs	414,000	561,000
Other	89,000	78,000

	$2,272,000	$2,237,000

5. NOTES PAYABLE

	December 31,
	2007	2006

Note payable to a bank with monthly principal payments of $10,000 plus Accrued interest; interest at a variable annual interest rate based upon an index which is the Treasury Securities Rate for a term of seven years, plus 2.20%. The interest rate is subject to change on the first day of each seven year anniversary after the date of the note based on the Index then in effect. As of the date of the Loan, the annual interest rate was 6.11%. The note is collateralized by land and commercial office building, plus a guarantee by certain related parties.	$1,320,000	$1,440,000

Less current maturities	120,000	120,000

Total notes payable, long-term portion	$1,200,000	$1,320,000

Estimated annual maturities for long-term debt are as follows:

2008	$120,000
2009	120,000
2010	120,000
2011	120,000
2012	120,000
thereafter	720,000

$1,320,000

6. RELATED PARTY TRANSACTIONS
Since 1999 Giant Energy Corp. (“Giant”) has charged the Company a fee pursuant to a management services agreement. Effective January 1, 2003, this agreement was amended to increase the monthly payments from the Company to Giant to $20,000 in exchange for several of Giant’s personnel providing management, administrative and other services to the Company and for the use of certain Giant assets. Giant is wholly owned by Chris Mazzini, President of the Company. General and administrative expense for the years ending December 31, 2007, 2006 and 2005 includes $240,000, $240,000 and $240,000, respectively, related to this agreement. In addition, prepaid expenses, related party at December 31, 2006 includes $60,000 related to this agreement.
The Company has entered into a management services agreement with M-R Oilfield Services, LP (“MRO”) whereby MRO makes monthly payments in the amount of $1,000 per month to the Company in exchange for the Company providing administrative services to MRO. The Company has entered into a similar arrangement with Peveler Pipeline, LP (“Peveler”), whereby Peveler pays the Company a monthly charge of $200 in exchange for the Company providing administrative services to Peveler. Chris Mazzini and Michelle Mazzini, President and Vice President respectively of the Company are the owners of both MRO and Peveler.
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
The Company and Giant have entered into a joint Barnett Shale horizontal drilling and development program dated August 22, 2006, and later amended on October 20, 2006 (the “Agreement”) with an unrelated third party company. (See “Joint Drilling Development of North Texas Barnett Shale Leasehold” on page 6).
7. COMMON STOCK
Effective January 1, 2006, the Company adopted the Financial Accounting Standards Board’s revised Statement of Financial Accounting Standards No. 123 (FAS 123R), “Share-Based Payment”. FAS 123R requires compensation costs related to share-based payments to be recognized in the income statement over the requisite service period. The amount of the compensation cost is to be measured based on the grant-date fair value of the instrument issued. FAS 123R is effective for awards granted or modified after the date of adoption and for awards granted prior to that date that have not vested. FAS 123R does not materially change the Company’s existing accounting practices or the amount of share-based compensation recognized in earnings.

Effective August 15, 2005, the Company issued 20,000 shares of restricted common stock to a key employee pursuant to an employment package. The value of the shares was expensed as general and administrative expense. The shares of common stock were issued out of Treasury Stock and reduced the amount of the Company’s common stock held in Treasury from 111,668 to 91,668 shares.
Effective August 15, 2006, the Company issued 10,000 shares of restricted common stock to a key employee pursuant to an employment package. The value of the shares was expensed as general and administrative expense. The shares of common stock were issued out of Treasury Stock and reduced the amount of the Company’s common stock held in Treasury from 91,668 to 81,668 shares.
Effective March 22, 2007, the Company issued 5,000 shares of restricted common stock to a key employee pursuant to an employment package. The value of the shares was expensed as general and administrative expense. The shares of common stock were issued out of Treasury Stock and reduced the amount of the Company’s common stock held in Treasury from 81,668 to 76,668 shares. This transaction was recorded in accordance with FAS 123-R that became effective January 1, 2006.
Effective August 15, 2007, the Company issued 10,000 shares of restricted common stock to a key employee pursuant to an employment package. The value of the shares was expensed as general and administrative expense. The shares of common stock were issued out of Treasury Stock and reduced the amount of the Company’s common stock held in Treasury from 76,668 to 66,668 shares. This transaction was recorded in accordance with FAS 123-R that became effective January 1, 2006.

8. INCOME TAXES
The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 utilizes the liability method of computing deferred income taxes.
In connection with the Plan discussed in Note 1, the Company agreed to pay, in cash, to Exploration’s unsecured creditors, as defined, one-half of the future reductions of Federal income taxes which were directly related to any allowed carryovers of Exploration’s net operating losses and investment tax credits. Such payments are to be made on a pro-rata basis. Amounts incurred under this agreement, which are considered contingent consideration under APB No. 16, totaled $ -0-, $ -0-, and $ -0- in 2007, 2006 and 2005, respectively. As of December 31, 2007 the Company has not received a ruling from the Internal Revenue Service concerning the net operating loss and investment credit carryovers. Until the tax savings which result from the utilization of these carry-forwards is assured, the Company will not pay to Exploration’s unsecured creditors any of the tax savings benefit. As of December 31, 2007 and 2006, the Company owes $97,000 respectively to Exploration’s unsecured creditors.
In calculating tax savings benefits described above, consideration was given to the alternative minimum tax, where applicable, and the tax effects of temporary differences, as shown below:
Income tax differed from the amounts computed by applying an effective U.S. federal income tax rate of 34% to pretax income in 2007, 2006 and 2005 as a result of the following:

	2007	2006	2005
Computed expected tax expense	$944,000	$493,000	$718,000
Miscellaneous timing differences related to book and tax depletion differences and the expensing of intangible drilling costs	(508,000)	(493,000)	(358,000)

	$436,000	$—	$360,000

Deferred income taxes reflect the effects of temporary differences between the tax bases of assets and liabilities and the reported amounts of those assets and liabilities for financial reporting purposes. Deferred income taxes also reflect the value of net operating losses, investment tax credits and an offsetting valuation allowance. The Company’s total deferred tax assets and corresponding valuation allowance at December 31, 2007 and 2006 consisted of the following:

	December 31,
	2007	2006

Deferred tax assets
Depreciation, depletion and amortization	22,000	247,000
Other, net	9,000	9,000

Total	31,000	256,000

Deferred tax liabilities
Expired leasehold	(58,000)	(58,000)
Intangible drilling costs	(1,828,000)	(1,522,000)

Net deferred tax liability	(1,855,000)	(1,324,000)

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
Excluded from the Consolidated Statements of Cash Flows were the effects of certain non-cash investing and financing activities, as follows:

	2007	2006	2005

Addition (reduction) of Oil & Gas Properties by recognition of Asset Retirement Obligation	$289,000	(22,000)	$239,000

	$289,000	$(22,000)	$239,000

10. EARNINGS PER SHARE
Earnings per share (“EPS”) are calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128), which was adopted in 1997 for all years presented. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The adoption of SFAS 128 had no effect on previously reported EPS. Diluted EPS is computed based on the weighted number of shares outstanding, plus the additional common shares that would have been issued had the options outstanding been exercised.

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
Most of the Company’s business activity is located in Texas. Accounts receivable as of December 31, 2007 and 2006 are due from both individual and institutional owners of joint interests in oil and gas wells as well as purchasers of oil and gas. A portion of the Company’s ability to collect these receivables is dependent upon revenues generated from sales of oil and gas produced by the related wells.
12. FINANCIAL INSTRUMENTS
The estimated fair value of the Company’s financial instruments at December 31, 2007 and 2006 follow:

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Cash	$6,325,000	$6,325,000	$5,759,000	$5,759,000
Accounts receivable	1,413,000	1,413,000	1,173,000	1,173,000
The fair value amounts for each of the financial instruments listed above approximate carrying amounts due to the short maturities of these instruments.
13. COMMITMENTS AND CONTINGENCIES
In connection with the Plan of Reorganization discussed in Note 1, the Company agreed to pay, in cash, to Exploration’s unsecured creditors, as defined, one-half of the future reduction of Federal income taxes which were directly related to any allowed carryovers of Exploration’s net operating losses and investment tax credits existing at the time of the reorganization.
The Company’s oil and gas exploration and production activities are subject to Federal, State and environmental quality and pollution control laws and regulations. Such regulations restrict emission and discharge of wastes from wells, may require permits for the drilling of wells, prescribe the spacing of wells and rate of production, and require prevention and clean-up pollution.
Although the Company has not in the past incurred substantial costs in complying with such laws and regulations, future environmental restrictions or requirements may materially increase the Company’s capital expenditures, reduce earnings, and delay or prohibit certain activities.

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
14. ADDITIONAL OPERATIONS AND BALANCE SHEET INFORMATION
Certain information about the Company’s operations for the years ended December 31, 2007, 2006, and 2005 follows.
Sale of Oil & Gas Properties
Effective November 1, 2005, the Company sold its working interest and operations in the Beth #1 and #2 wells located in Gray County, Texas to an unrelated party for $22,500 in cash.
Effective June 1, 2007, the Company sold its working interest and operations in the Federal 2-33 well located in Lea County, New Mexico to an unrelated party for $20,000 in cash.

Significant Oil and Gas Purchasers
Dependence on Purchasers
The Company’s oil sales are made on a day to day basis at approximately the current area posted price. The loss of any oil purchaser would not have an adverse effect upon operations. The Company generally contracts to sell its natural gas to purchasers pursuant to short-term contracts. Additionally, some of the Company’s natural gas not under contract is sold at the then current prevailing “spot” price on a month to month basis. Following is a summary of significant oil and gas purchasers during the three-year period ended December 31, 2007.

	Year Ended December 31, (1)
Purchaser	2007	2006	2005
Enbridge North Texas	36%	38%	39%
Crosstex Energy Services, LP	26%	3%	5%
Shell Trading (US) Company	6%	8%	7%
Teppco Crude Oil, LP	5%	3%	—%
Targa Midstream Service, LIM (formerly Dynegy Midstream Services, LIM	3%	—%	—%
Navajo Refining Co.	2%	—%	—%
Devon Gas Services, L.P	2%	4%	6%
ETC Texas Pipeline	2%	5%	—%
Eastex Crude Company	2%	—%	—%
Empire Pipeline Corp	1%	3%	—%
Duke Energy Field Services	1%	—%	—%
Plains Marketing, LP.	1%	6%	6%
Dynegy Midstream Services, LIM	—%	—%	5%

(1)	Percent of Total Oil & Gas Sales
Oil and gas is sold to approximately 108 different purchasers under market sensitive, short-term contracts computed on a month to month basis.
Except as set forth above, there are no other customers of the Company that individually accounted for more than 5% of the Company’s oil and gas revenues during the three years ended December 31, 2007.

The Company currently has no hedged contracts.
Certain revenues, costs and expenses related to the Company’s oil and gas operations are as follows:

	Year Ended December 31,
	2007	2006	2005
Capitalized costs relating to oil and gas producing activities:

Unproved properties	$1,100,000	$428,000	$349,000
Proved properties	9,941,000	7,674,000	6,470,000

Total capitalized costs	11,041,000	8,102,000	6,819,000
Accumulated amortization	(5,249,000)	(4,631,000)	(4,196,000)

Total capitalized costs, net	$5,792,000	$3,471,000	$2,623,000

	Year Ended December 31,
	2007	2006	2005
Costs incurred in oil and gas property acquisition, exploration and development:
Acquisition of properties	$1,516,000	$—	$—
Development costs	1,423,000	1,283,000	621,000

Total costs incurred	$2,939,000	$1,283,000	$621,000

	Year Ended December 31,
	2007	2006	2005
Results of Operations from producing activities:
Sales of oil and gas	$7,437,000	$5,076,000	$5,541,000

Production costs	2,459,000	2,106,000	1,747,000
Amortization of oil and gas Properties	619,000	435,000	738,000

Total production costs	3,078,000	2,541,000	2,485,000

Total net revenue	$4,359,000	$2,535,000	$3,056,000

	Year Ended December 31,
	2007	2006	2005
Sales price per equivalent Mcf	$7.24	$6.16	$7.07

Production costs per equivalent Mcf	$2.39	$2.55	$2.23

Amortization per equivalent Mcf	$0.60	$0.53	$1.03

	Year Ended December 31,
	2007	2006	2005
Results of Operations from gas gathering and equipment rental activities:

Revenue	$179,000	$140,000	$167,000

Operating expenses	50,000	50,000	29,000
Depreciation	7,000	10,000	10,000

Total costs	57,000	60,000	39,000

Total net revenue	$122,000	$80,000	$128,000

15. BUSINESS SEGMENTS
The Company’s three business segments are (1) oil and gas exploration, production and operations, (2) transportation and compression of natural gas, and (3) commercial real estate investment. Management has chosen to organize the Company into the three segments based on the products or services provided. The following is a summary of selected information for these segments for the three-year period ended December 31, 2007:

	Year Ended December 31,
	2007	2006	2005
Revenues: (3)
Oil and gas exploration, production and operations	$7,649,000	$5,230,000	$5,661,000
Gas gathering, compression and equipment rental	179,000	140,000	167,000
Real estate rental	512,000	430,000	302,000

	$8,340,000	$5,800,000	$6,130,000

Depreciation, depletion and Amortization expense:
Oil and gas exploration, production and operations	$673,000	$471,000	$738,000
Gas gathering, compression and equipment rental	8,000	10,000	10,000
Real estate rental	47,000	47,000	47,000

	$728,000	$528,000	$795,000

	Year Ended December 31,
	2007	2006	2005
Income from operations:
Oil and gas exploration, production and operations	$4,493,000	$2,653,000	$3,176,000
Gas gathering, compression and equipment rental	122,000	80,000	128,000
Real estate rental	100,000	53,000	(229,000)

	4,715,000	2,786,000	3,075,000
Corporate and other (1)	(2,907,000)	(1,866,000)	(1,658,000)

Consolidated net income (loss)	$1,808,000	$920,000	$1,417,000

Identifiable Assets net of DDA:
Oil and gas exploration, production and operations	$5,851,000	$3,507,000	$2,682,000
Gas gathering, compression and equipment rental	15,000	23,000	31,000
Real estate rental	2,026,000	2,076,000	1,937,000

	$7,892,000	$5,606,000	$4,650,000
Corporate and other (2)	7,739,000	7,418,000	6,737,000

Consolidated total assets	$15,631,000	$13,024,000	$11,387,000

Note (1):	Corporate and other includes general and administrative expenses, other non-operating income and expense and income taxes.

Note (2):	Corporate and other includes cash, accounts and notes receivable, inventory, other property and equipment and intangible assets.

Note (3):	All reported revenues are from external customers.

16. SUPPLEMENTARY INCOME STATEMENT INFORMATION
The following items were charged directly to expense:

	Year Ended December 31,
	2007	2006	2005
Maintenance and repairs	$8,000	$31,000	$10,000
Production taxes	455,000	290,000	303,000
Taxes, other than payroll and income taxes	49,000	37,000	70,000
17. QUARTERLY DATA (UNAUDITED)
The table below reflects selected quarterly information for the years ended December 31, 2007, 2006 and 2005.

	Year Ended December 31, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue	$1,417,000	$2,160,000	$1,988,000	$3,142,000
Expense	(999,000)	(1,296,000)	(1,440,000)	(2,197,000)

Operating income	418,000	864,000	548,000	945,000
Current tax provision	(111,000)	(177,000)	(10,000)	(138,000)
Deferred tax provision	(91,000)	(173,000)	(147,000)	(120,000)

Net income	216,000	514,000	391,000	687,000

Earnings per share of common stock
Basic	$0.03	$0.07	$0.05	$0.09
Diluted	$0.03	$0.07	$0.05	$0.09

	Year Ended December 31, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue	$1,561,000	$1,520,000	$1,696,000	$1,397,000
Expense	(927,000)	(1,176,000)	(1,233,000)	(1,388,000)

Operating income	634,000	344,000	463,000	9,000
Current tax provision	(2,000)	(133,000)	(115,000)	250,000
Deferred tax provision	(161,000)	(91,000)	(20,000)	(258,000)

Net income	471,000	120,000	328,000	1,000

Earnings per share of common stock
Basic	$0.06	$0.02	$0.04	$0.00
Diluted	$0.06	$0.02	$0.04	$0.00

	Year Ended December 31, 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue	$1,306,000	$1,503,000	$1,465,000	$2,121,000
Expense	(698,000)	(898,000)	(1,037,000)	(1,652,000)

Operating income	608,000	605,000	428,000	469,000
Current tax provision	(109,000)	(140,000)	(76,000)	(35,000)
Deferred tax provision	(55,000)	(40,000)	(39,000)	(199,000)

Net income	444,000	425,000	313,000	235,000

Earnings per share of common stock
Basic	$0.06	$0.06	$0.04	$0.03
Diluted	$0.06	$0.06	$0.04	$0.03

8. SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)
The Company’s net proved oil and natural gas reserves as of December 31, 2007 and December 31, 2006 have been estimated by Netherland, Sewell & Associates, Inc. The Company’s net proved oil and natural gas reserves as of December 31, 2005 were estimated by Company personnel. All estimates are in accordance with guidelines established by the Securities and Exchange Commission. Accordingly, the following reserve estimates were based on existing economic and operating conditions. Oil and gas prices in effect at December 31, of each year were used. Operating costs, production and ad valorem taxes and future development costs were based on current costs with no escalation.
There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production and timing of development expenditures. The following reserve data represents estimates only and should not be construed as being exact. Moreover, the present values should not be construed as the current market value of the Company’s oil and gas reserves or the costs that would be incurred to obtain equivalent reserves.
Changes in Estimated Quantities of Proved Oil and Gas Reserves (Unaudited):

	Crude Oil	Natural Gas
	Bbls	Mcf

Quantities of Proved Reserves:
Balance December 31, 2004	418,993	13,732,132
Sales of reserves in place	(770)	(6,113)
Acquired properties	—	—
Extensions and discoveries	6,407	188,973
Revisions of previous estimates	80,316	1,522,389
Production	(21,323)	(655,568)

Balance December 31, 2005	483,623	14,781,813
Sales of reserves in place	—	—
Acquired properties	—	—
Extensions and discoveries	35,856	6,098,653
Revisions of previous estimates	(137,414)	(6,822,992)
Production	(25,443)	(671,512)

Balance December 31, 2006	356,622	13,385,962
Sales of reserves in place	—	—
Acquired properties	—	—
Extensions and discoveries	12,239	1,485,603
Revisions of previous estimates	765	375,862
Production	(24,472)	(880,662)

Balance December 31, 2007	345,154	14,366,765

Proved Developed Reserves:
Balance December 31, 2005	433,455	7,109,815
Balance December 31, 2006	340,870	7,352,511
Balance December 31, 2007	334,213	10,947,481

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves (Unaudited)
The Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves (“Standardized Measures”) does not purport to present the fair market value of a company’s oil and gas properties. An estimate of such value should consider, among other factors, anticipated future prices of oil and gas, the probability of recoveries in excess of existing proved reserves, the value of probable reserves and acreage prospects, and perhaps different discount rates. It should be noted that estimates of reserve quantities, especially from new discoveries, are inherently imprecise and subject to substantial revision.
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

Standardized measure of discounted future net cash flows related to proved reserves:

	Year Ended December 31,
	2007	2006	2005

Future production revenue	$115,233,000	$81,294,000	$130,178,000
Future development costs	(4,601,000)	(4,778,000)	(13,831,000)
Future production costs	(26,806,000)	(21,323,000)	(25,144,000)

Future net cash flow before Federal income tax	83,826,000	55,193,000	91,203,000
Future income taxes	(23,471,000)	(15,454,000)	(22,941,000)

Future net cash flows	60,355,000	39,739,000	68,262,000
Effect of 10% annual discounting	(18,141,000)	(14,074,000)	(40,401,000)

Standardized measure of Discounted net cash flows	$42,214,000	$25,655,000	$27,861,000

Changes in the standardized measure of discounted future net cash flows:

	Year Ended December 31,
	2007	2006	2005

Beginning of the year	$25,655,000	$27,861,000	$16,891,000
Oil and gas sales, net of production costs	(4,978,000)	(2,970,000)	(5,541,000)
Sales of reserves in place	—	—	(31,000)
Net change in prices, net of production costs	20,449,000	(8,513,000)	13,063,000
Extensions, discoveries and additions	7,243,000	9,251,000	—
Changes in production rates, timing and other	—	—	(7,571,000)
Revisions of quantity estimate	(4,083,000)	(1,592,000)	11,722,000
Effect of income tax	(4,638,000)	(1,158,000)	(2,361,000)
Accretion of discount	2,566,000	2,786,000	1,689,000

End of year	$42,214,000	$25,655,000	$27,861,000

SCHEDULE II
SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

Beginning		Costs &		Ending
Description	Balance	Expenses	Deductions	Balance
Allowance for doubtful Accounts

December 31, 2005	$30,000	$—	$16,000	$14,000

December 31, 2006	$14,000	$—	$—	$14,000

December 31, 2007	$14,000	$—	$—	$14,000

SCHEDULE III
SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION

					Total Cost
Initial Cost to Corporation					Subsequent
Description	Encumbrances		Land	Buildings	To Acquist’n
Two story multi-tenant garden office building with sub-grade parking garage located in Dallas, Texas	(b	)	$688,000	$1,298,000	$244,000
Gross Amounts at Which Carried at Close of Year

				Life on which
			Accumulated	Depreciation	Date
Land	Buildings	Total	Depreciation	Calculated	Acquired
$688,000	$1,542,000	$2,230,000	$204,000	(a)	12/27/2004
Notes to Schedule III
(a)      See Footnote 2 to the Financial Statements outlining depreciation methods and lives.
(b)      See description of notes payable in Footnote 5 to the Financial Statements outlining the terms and provisions of the acquisition loan for the building.
(c)      The reconciliation for investments in real estate and accumulated depreciation for the years ended December 31, 2007 is as follows:

	Investments in	Accumulated
	Real Estate	Depreciation
Balance, December 31, 2005	$1,986,000	$49,000

Acquisitions	210,000
Depreciation expense		71,000

Balance, December 31, 2006	$2,196,000	$120,000

Acquisitions	34,000
Depreciation expense		84,000

Balance, December 31, 2007	$2,230,000	$204,000

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
Index to Exhibits
The following documents are filed as exhibits (or are incorporated by reference as indicated) into this Report:

Exhibit
Designation	Description

3.1	Articles of Incorporation of Spindletop Oil & Gas Co. (previously filed with our General Form for Registration of Securities on Form 10, filed with the Commission on August 14, 1990)

3.2	Bylaws of Spindletop Oil & Gas Co. (previously filed with our General Form for Registration of Securities on Form 10, filed with the Commission on August 14, 1990)

14	Code of Ethics for Senior Financial Officers (previously filed with our Annual Report Form 10-K for the fiscal year ended December 31, 2005)

21	Subsidiaries of the Registrant

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Executive Officer

32	Officers’ Section 1350 Certifications