Form 10-Q/A
period 2008-03-31
SPINDLETOP OIL & GAS CO
filed 2008-11-20
CIK 867038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q/A
Amendment No. 1

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
or

☐	TRANSITION REPORT PURSUANT OT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 000-18774
SPINDLETOP OIL & GAS CO.
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	75-2063001 (I.R.S. Employer Identification No.)

12850 Spurling Rd., Suite 200, Dallas, TX (Address of principal executive offices)	75230 (Zip Code)
(972) 644-2581
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer“and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

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
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common, as of the latest practicable date.

Common Stock, $0.01 par value (Class)	7,610,803 (Outstanding at May 15, 2008)

EXPLANATORY NOTE
We are filing this Amendment No. 1 on Form 10-Q/A to the Spindletop Oil & Gas Co. Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 in response to comments received by us from the Securities and Exchange Commission’s staff pursuant to its review of our Form 10-Q for the quarter ended March 31, 2008. Pursuant to the Commission’s comments, we have amended our Form 10-Q for the quarter ended March 31, 2008 to modify the language in Item 4 — Controls and Procedures to state that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the report.
All other information contained in the original Form 10-Q remains unchanged. However, the entire report with all Items is included in this Form 10-Q/A for the convenience of the reader. This Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of our Quarterly Report on Form 10-Q on May 15, 2008 or include, or otherwise modify or update, the disclosures contained therein in any way except as expressly indicated above.
SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
FORM 10-Q
For the quarter ended March 31, 2008

Part I — Financial Information
Item 1. — Financial Statements
SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of
	March 31	December 31
	2008	2007
	(Unaudited)
ASSETS

Current Assets
Cash	$7,516,000	$6,325,000
Accounts receivable, trade	2,142,000	1,413,000

Total Current Assets	9,658,000	7,738,000

Property and Equipment, at cost
Oil and gas properties (full cost method)	11,144,000	11,041,000
Rental equipment	399,000	399,000
Gas gathering systems	145,000	145,000
Other property and equipment	183,000	183,000

	11,871,000	11,768,000
Accumulated depreciation and amortization	(6,063,000)	(5,902,000)

Total Property and Equipment, net	5,808,000	5,866,000

Real Estate Property, at cost
Land	688,000	688,000
Commercial office building	1,549,000	1,542,000
Accumulated depreciation	(227,000)	(204,000)

Total Real Estate Property, net	2,010,000	2,026,000

Other Assets	1,000	1,000

Total Assets	$17,477,000	$15,631,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — (Continued)

	As of
	March 31	December 31
	2008	2007
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Notes payable, current portion	$120,000	$120,000
Accounts payable and accrued liabilities	2,162,000	2,272,000
Income tax payable	329,000	8,000
Tax savings benefit payable	97,000	97,000

Total current liabilities	2,708,000	2,497,000

Noncurrent Liabilities
Notes payable, long-term portion	1,170,000	1,200,000
Asset retirement obligation	642,000	564,000

	1,812,000	1,764,000

Deferred income tax payable	2,265,000	1,855,000

Shareholders’ Equity
Common stock, $.01 par value; 100,000,000 shares authorized; 7,677,471 shares issued and 7,610,803 shares outstanding at March 31, 2008; 7,677,471 shares issued and 7,610,803 shares outstanding at December 31, 2007	77,000	77,000
Additional paid-in capital	874,000	874,000
Treasury Stock	(32,000)	(32,000)
Retained earnings	9,773,000	8,596,000

Total Shareholders’ Equity	10,692,000	9,515,000

Total Liabilities and Shareholders’ Equity	$17,477,000	$15,631,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31	March 31
	2008	2007
Revenues
Oil and gas revenue	$3,117,000	$1,125,000
Revenue from lease operations	47,000	36,000
Gas gathering, compression and Equipment rental	40,000	25,000
Real estate rental income	131,000	125,000
Interest income	74,000	85,000
Other	1,000	21,000

Total revenue	3,410,000	1,417,000

Expenses
Lease operations	649,000	295,000
Pipeline and rental operations	6,000	12,000
Real estate operations	66,000	66,000
Depreciation, depletion, and amortization	185,000	136,000
Asset retirement obligation accretion	6,000	9,000
General and administrative	570,000	448,000
Interest expense	20,000	33,000

Total Expenses	1,502,000	999,000

Income Before Income Tax	1,908,000	418,000

Current tax provision	321,000	111,000
Deferred tax provision	410,000	91,000

	731,000	202,000

Net Income	$1,177,000	$216,000

Earnings per Share of Common Stock
Basic and diluted	$0.15	$0.03

Weighted Average Shares Outstanding
Basic and diluted	7,610,803	7,597,859

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31	March 31
	2008	2007
Cash Flows from Operating Activities
Net Income	$1,177,000	$216,000
Reconciliation of net income to net cash provided by Operating Activities
Depreciation, depletion and amortization	185,000	136,000
Employee compensation paid with treasury stock	—	11,000
Changes in prepaid expense	—	60,000
Changes in accounts receivable, trade	(729,000)	227,000
Changes in prepaid income taxes	—	111,000
Changes in accounts payable	(110,000)	369,000
Changes in current taxes payable	321,000	—
Changes in deferred tax payable	410,000	91,000
Changes in asset retirement obligation	78,000	8,000
Other	—	(1,000)

Net cash provided by operating Activities	1,332,000	1,228,000

Cash flows from Investing Activities
Capitalized acquisition, exploration and development costs	(102,000)	(407,000)
Purchase of other property and equipment	(1,000)	—
Capitalized tenant improvements	(8,000)	—

Net cash used for Investing Activities	(111,000)	(407,000)

Cash Flows from Financing Activities
Decrease in notes payable	(30,000)	(30,000)

Net cash used for Financing Activities	(30,000)	(30,000)

Increase in cash	1,191,000	791,000

Cash at beginning of period	6,325,000	5,759,000

Cash at end of period	$7,516,000	$6,550,000

Interest paid in Cash	$20,239	$21,845

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION AND ORGANIZATION
The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company’s annual Form 10-K filing. Accordingly, the reader of this Form 10-Q may wish to refer to the Company’s Form 10-K for the year ended December 31, 2007 for further information.
The consolidated financial statements presented herein include the accounts of Spindletop Oil & Gas Co., a Texas corporation (“the Company”) and its wholly owned subsidiaries, Prairie Pipeline Co., a Texas corporation and Spindletop Drilling Company, a Texas Corporation. All significant inter-company transactions and accounts have been eliminated.
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

Item 2. —	Management’s Discussion and Analysis of Financial Condition and Results of Operations
WARNING CONCERNING FORWARD LOOKING STATEMENTS
The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.
This Report on Form 10-Q may contain forward-looking statements within the meaning of the federal securities laws, principally, but not only, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution investors that any forward-looking statements in this report, or which management may make orally or in writing from time to time, are based on management’s beliefs and on assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you that while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the factors listed and described at Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2007 (the “Form 10-K”).
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
Natural gas revenues for the first three months of 2008 were $2,648,000 compared to $825,000 for the same period in 2007, an increase of $1,823,000, or 221%. Natural gas volumes for the first quarter of 2008 were approximately 364,200 mcf compared to approximately 132,500 mcf during the first quarter of 2007, an increase of approximately 231,700 mcf, or 175%. This increase was due to the addition of six new Barnett Shale wells subsequent to the first quarter of 2007.
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
Depreciation, depletion, and amortization for the first quarter of 2008 was $185,000 as compared to $136,000 for the first quarter of 2007, an increase of $49,000, or 36%. The company re-evaluated its proved oil and gas reserve quantities as of December 31, 2007, and increased its depletion rate for 2008 to 5.883% of the total capitalized cost of oil and gas properties (the “full cost pot”), as compared to a rate of 5.041% used at December 31, 2006 and the first three quarters of 2007. In addition, the undepleted amount of the full cost pot increased from approximately $8,606,000 at the end of the first quarter of 2007, to approximately $10,496,000 at the end of the first quarter of 2008. The increased basis of the full cost pot and the increased depletion rate resulted in the increased depreciation, depletion, and amortization amount.
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
Item 4. — Controls and Procedures
(a) As of the end of the period covered by this report, Spindletop Oil & Gas Co. carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15. Based upon the evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the report.
(b) There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.
Part II — Other Information
Item 5. — Other Information
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
West Texas
In the second quarter of 2008, the Company initiated a recompletion on one of its existing wells in Ward County, Texas in its Pyote Block. The Company is attempting to deepen its University “K” #1 well to a deep 14, 100 feet. The Company owns a 100% working interest in this well.

Item 6. — Exhibits
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

SPINDLETOP OIL & GAS CO. (Registrant)
Date: November 20, 2008	By:	/s/ Chris G. Mazzini
Chris G. Mazzini
President, Chief Executive Officer

Date: November 20, 2008	By:	/s/ Michelle H. Mazzini
Michelle H. Mazzini
Vice President, Secretary

Date: November 20, 2008	By:	/s/ Robert E. Corbin
Robert E. Corbin
Controller, Principal Financial Officer

EXHIBIT INDEX

Exhibit
Number		Exhibit Description

3.1	(a)
Amended Articles of Incorporation of Spindletop Oil & Gas Co. (Incorporated by reference to Exhibit 3.1 to the General Form for Registration of Securities on Form 10, filed with the Commission on August 14, 1990).

3.2		Bylaws of Spindletop Oil & Gas Co. (Incorporated by reference to Exhibit 3.2 to the General Form for Registration of Securities on Form 10, filed with the Commission on August 14, 1990).

31.1	*	Certification pursuant to Rules 13a-14 and 15d under the Securities Exchange Act of 1934.

31.2	*	Certification pursuant to Rules 13a-14 and 15d under the Securities Exchange Act of 1934.

32.1	*	Certification pursuant to 18 U.S.C. Section 1350.

*	filed herewith