Form 10-Q/A
period 2008-06-30
SPINDLETOP OIL & GAS CO
filed 2008-11-20
CIK 867038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q/A
Amendment No. 1

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
or

☐	TRANSITION REPORT PURSUANT OT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 000-18774
SPINDLETOP OIL & GAS CO.
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction	75-2063001 (I.R.S. Employer Identification No.)
of incorporation or organization)

12850 Spurling Rd., Suite 200, Dallas, TX	75230
(Address of principal executive offices)	(Zip Code)
(972) 644-2581
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

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

EXPLANATORY NOTE
We are filing this Amendment No. 1 on Form 10-Q/A to the Spindletop Oil & Gas Co. Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 in response to comments received by us from the Securities and Exchange Commission’s staff pursuant to its review of our Form 10-Q for the quarter ended June 30, 2008. Pursuant to the Commission’s comments, we have amended our Form 10-Q for the quarter ended June 30, 2008 to modify the language in Item 4 — Controls and Procedures to state that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the report.
All other information contained in the original Form 10-Q remains unchanged. However, the entire report with all Items is included in this Form 10-Q/A for the convenience of the reader. This Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of our Quarterly Report on Form 10-Q on August 14, 2008 or include, or otherwise modify or update, the disclosures contained therein in any way except as expressly indicated above.
SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
FORM 10-Q
For the quarter ended June 30, 2008

Part I — Financial Information
Item 1. — Financial Statements
SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of
	June 30	December 31
	2008	2007
	(Unaudited)
ASSETS

Current Assets
Cash	$10,263,000	$6,325,000
Accounts receivable, trade	1,434,000	1,413,000

Total Current Assets	11,697,000	7,738,000

Property and Equipment, at cost
Oil and gas properties (full cost method)	11,215,000	11,041,000
Rental equipment	399,000	399,000
Gas gathering systems	145,000	145,000
Other property and equipment	192,000	183,000

	11,951,000	11,768,000
Accumulated depreciation and amortization	(6,227,000)	(5,902,000)

Total Property and Equipment, net	5,724,000	5,866,000

Real Estate Property, at cost
Land	688,000	688,000
Commercial office building	1,549,000	1,542,000
Accumulated depreciation	(251,000)	(204,000)

Total Real Estate Property, net	1,986,000	2,026,000

Other Assets	1,000	1,000

Total Assets	$19,408,000	$15,631,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — (Continued)

	As of
	June 30	December 31
	2008	2007
	(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Notes payable, current portion	$120,000	$120,000
Accounts payable and accrued liabilities	3,114,000	2,272,000
Income tax payable	371,000	8,000
Tax savings benefit payable	97,000	97,000

Total current liabilities	3,702,000	2,497,000

Noncurrent Liabilities
Notes payable, long-term portion	1,140,000	1,200,000
Asset retirement obligation	648,000	564,000

	1,788,000	1,764,000

Deferred income tax payable	2,209,000	1,855,000

Shareholders’ Equity
Common stock, $.01 par value; 100,000,000 shares authorized; 7,677,471 shares issued and 7,610,803 shares outstanding at June 30, 2008; 7,677,471 shares issued and 7,610,803 shares outstanding at December 31, 2007	77,000	77,000
Additional paid-in capital	874,000	874,000
Treasury Stock	(32,000)	(32,000)
Retained earnings	10,790,000	8,596,000

Total Shareholders’ Equity	11,709,000	9,515,000

Total Liabilities and Shareholders’ Equity	$19,408,000	$15,631,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30	June 30	June 30	June 30
	2008	2007	2008	2007
Revenues
Oil and gas revenue	$6,389,000	$2,976,000	$3,272,000	$1,851,000
Revenue from lease operations	106,000	98,000	59,000	62,000
Gas gathering, compression and Equipment rental	74,000	72 000	34,000	47,000
Real estate rental income	257,000	250,000	126,000	125,000
Interest income	97,000	156,000	23,000	71,000
Other	40,000	25,000	39,000	4,000

Total revenue	6,963,000	3,577,000	3,553,000	2,160,000

Expenses
Lease operations	1,646,000	836,000	997,000	541,000
Pipeline and rental operations	8,000	14,000	2,000	2,000
Real estate operations	143,000	102,000	77,000	36,000
Depreciation, depletion and amortization	372,000	290,000	187,000	154,000
Asset retirement obligation accretion	12,000	17,000	6,000	8,000
General and administrative	1,333,000	981,000	763,000	533,000
Interest expense	40,000	55,000	20,000	22,000

Total Expenses	3,554,000	2,295,000	2,052,000	1,296,000

Income Before Income Tax	3,409,000	1,282,000	1,501,000	864,000

Current tax provision	861,000	288,000	540,000	177,000
Deferred tax provision	354,000	264,000	(56,000)	173,000

	1,215,000	552,000	484,000	350,000

Net Income	$2,194,000	$730,000	$1,017,000	$514,000

Earnings per Share of Common Stock
Basic and diluted	$0.29	$0.10	$0.13	$0.07

Weighted Average Shares Outstanding
Basic and diluted	7,610,803	7,599,339	7,610,803	7,599,339

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30	June 30
	2008	2007
Cash Flows from Operating Activities
Net Income	$2,194,000	$730,000
Reconciliation of net income to net cash provided by Operating Activities
Depreciation, depletion and amortization	372,000	290,000
Employee compensation paid with treasury stock	—	11,000
Changes in prepaid expense	—	60,000
Changes in accounts receivable	(21,000)	(6,000)
Changes in prepaid income taxes	—	288,000
Changes in accounts payable	842,000	(495,000)
Changes in current taxes payable	363,000	—
Changes in deferred tax payable	354,000	264,000
Changes in asset retirement obligation	84,000	6,000
Other	—	(1,000)

Net cash provided by operating activities	4,188,000	1,147,000

Cash flows from Investing Activities
Capitalized acquisition, exploration and development costs	(174,000)	(758,000)
Purchase of property and equipment	(9,000)	—
Capitalized tenant improvements	(7,000)	(33,000)

Net cash used for investing activities	(190,000)	(791,000)

Cash Flows from Financing Activities
Decrease in notes payable	(60,000)	(60,000)

Net cash used for Financing activities	(60,000)	(60,000)

Increase in cash	3,938,000	296,000

Cash at beginning of period	6,325,000	5,759,000

Cash at end of period	$10,263,000	$6,055,000

Interest paid in Cash	$40,211	$43,697

Income taxes paid	$500,000	$—

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
Natural gas revenues for the first six months of 2008 were $5,197,000 compared to $2,284,000 for the same period in 2007, an increase of $2,913,000, or 128%. Natural gas volumes for the first half of 2008 were approximately 679,000 mcf compared to approximately 349,000 mcf during the first half of 2007, an increase of approximately 330,000 mcf, or 95%. This increase was due to the addition of five new Barnett Shale wells that started producing gas during the third quarter of 2007 through the first half of 2008.
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
(b) There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.
Part II — Other Information
Item 5. — Other Information
Joint Drilling Development of North Texas Barnett Shale Leasehold
During the fourth quarter of 2007, the Company drilled two wells under its joint Barnett Shale horizontal drilling development program with an unrelated third party. The Buxton G.U. #1H well is located on our Weatherford W. Block and the Fuller G.U. #1 well is located on our Weatherford SW Block. The Buxton G.U. #1H well was drilled to a measured depth of 8,850 ft and began production of natural gas on June 3, 2008. The well is currently producing gas at an average rate of 350 mcfgpd. The Company owns a 50% working interest in this well.
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

During the first quarter of 2008, the McKeon G.U. #1H well, located on our Peaster, SW Block in the northwest quarter of Parker County, Texas was drilled to a measured depth of 9,329 feet and cased. Production of natural gas began on June 13, 2008. The well has produced approximately 43,711 mcfg through July 30 and is currently producing gas at an average rate of approximately 400 mcfgpd. The Company owns a 50% working interest in this well.
West Texas
In the second quarter of 2008, the Company initiated a recompletion on one of its existing wells in Ward County, Texas on its Pyote Block. The Company is attempting to deepen its University “K” well to a depth of approximately 14,500’. The Company worked on this well for a period of four months during the second and third quarters of 2008. The primary objective could not be reached due to the Company’s inability to remove or drill through unexpected oilfield tools that were encountered deep in the wellbore. The Company recompleted the well in some shallower secondary objectives. The well was recently placed back into production and is currently being test pumped. The Company owns a 100% working interest in this well.

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