Form 10-Q/A
period 2008-09-30
SPINDLETOP OIL & GAS CO
filed 2008-12-19
CIK 867038

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                 FORM 10-Q

                              Amendment No. 1

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


                           EXPLANATORY NOTE

We are filing this Amendment No.1 on Form 10-Q/A to the Spindletop Oil & Gas Co. Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 in response to comments received by us from the Securities and Exchange Commission's staff pursuant to its review of our Form 10-Q for the quarter ended September 30, 2008. Pursuant to the Commission's comments, we have amended our Form 10-Q for the quarter ended September 30, 2008 to modify the language in Item 4 - Controls and Procedures to state that the Company's disclosure controls and procedures were effective as of the end of the period covered by the report.

All other information contained in the original Form 10-Q remains unchanged. However, the entire report with all Items is included in this Form 10-Q/A for the convenience of the reader. This Amendment No.1 on Form 10-Q/A does not reflect events occurring after the filing of our Quarterly Report on Form 10-Q on November 14, 2008 or include, or otherwise modify or update, the disclosures contained therein in any way except as expressly indicated above.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

                                 FORM 10-Q
                 For the quarter ended September 30, 2008

         Index to Consolidated Financial Statements and Schedules



                                                                        Page

Part I - Financial Information:

    Item 1. - Financial Statements

        Consolidated Balance Sheets
            September 30, 2008 (Unaudited) and December 31, 2007         4-5

        Consolidated Statements of Income or Loss (Unaudited)
            Nine Months Ended September 30, 2008 and 2007 and
            Three Months Ended September 30, 2008 and 2007                 6

        Consolidated Statements of Cash Flows (Unaudited)
            Nine Months Ended September 30, 2008 and 2007                  7

        Notes to Consolidated Financial Statements                         8

    Item 2. - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        9

    Item 4. - Controls and Procedures                                     10

Part II - Other Information:

    Item 1A - Risk Factors                                                10

    Item 5. - Other Information                                           14

    Item 6. - Exhibits                                                    15

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

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, as amended in February 2008 by FASB Staff Position ("FSP") FAS 157-2, Effective Date of FASB Statement No. 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP FAS 157-2 defers the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. As such, management partially adopted the provisions of SFAS 157


                                   - 8 -
effective January 1, 2008. The partial adoption of this statement did not have a material impact on the financial statements. Management expects to adopt the remaining provisions of SFAS 157 beginning in 2009. Management does not expect this adoption to have a material impact on the consolidated financial statements.

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


                                   - 9 -

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

                                   - 10 -
Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the factors listed and described at Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company's Form 10-K for the fiscal year ended December 31, 2007 (the "Form 10-K").

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

Gas Sales in the first nine months of 2008 were $8,727,000 while gas sales reported for the same period in 2007 were $3,433,000, an increase of approximately $5,294,000 or 154.2%. Gas sales during the first nine months of 2008 were approximately 946,000 mcf compared to approximately 518,000 mcf sold during the same period in 2007, an increase of 428,000 mcf, or 82.6%. Average gas prices for production sold in the first nine months of 2008 were $ 9.23 per mcf compared to $6.63 per mcf in 2007, an increase of 39.2%. The increase in volume of gas sold was due primarily to eight new horizontal Barnett Shale gas wells which were drilled beginning in the last quarter of 2007. These new wells account for approximately 400,000 mcf of gas from new properties not in the 2007 third quarter report. In addition to sales from new properties, the

                                   - 11 -
increased price of gas received in 2008 compared to 2007 helped increase total gas sales revenue.

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

Oil and condensate sales for the third quarter of 2008 were approximately $541,000 compared to $493,000 for the same period in 2007, an increase of approximately $48,000 or 9.7%. Barrels of oil sold during the third quarter of 2008 were approximately 6,000 bbls compared to approximately 8,000 bbls sold

                                   -12 -
during the same period in 2007, a decrease of 25.0%. Average oil and condensate prices for production sold in the third quarter of 2008 were $ 89.40 per barrel compared to $64.86 per barrel for the third quarter of 2007, an increase in price of approximately 37.8%. This increase in price offset the reduction in oil production for 2008 as compared to the same period in 2007.

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




                                   - 13 -
Financial Condition and Liquidity

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


Item 4. - Controls and Procedures


(a) As of the end of the period covered by this report, Spindletop Oil & Gas
Co. carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Principal Executive
Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15. Based upon the evaluation, the Company's Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by the report.


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

Non-Operated Wells:

The Company participated as a working interest owner in several new non-operated wells that were spudded during the 3rd Quarter of 2008. Three gross

                                    - 14 -
wells (0.135491 net wells) were drilled, one gross well in Oklahoma, one gross well (0.046875 net well) in Texas and one gross well (0.1103124 net well) in

Montana. The Company has also signed AFE's for two additional gross wells, one gross well (0.046875 net well) in Texas and one gross well (0.0062295 net well) in New Mexico, which have not yet been spudded.


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



Dated: December 18, 2008



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

    (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

    (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the controls and procedures as of the end of the period covered by this report based on such evaluation; and

    (d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and






                                   - 19 -
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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



Dated: December 18, 2008



                                       /s/ Robert E. Corbin
                                       ROBERT E. CORBIN
                                       Controller, Principal Financial Officer

































                                   - 20 -
                                                                  Exhibit 32.1

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


Dated: December 18, 2008



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





























                                   - 21 -