Form 10-K/A
period 2007-12-31
SPINDLETOP OIL & GAS CO
filed 2009-01-16
CIK 867038

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                FORM 10-K/A

                              Amendment No. 2


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((2293405 of this chapter) is not contained herein, and will not be contained, to the best of registrant(s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form
10-K or any amendment to this Form 10-K.     [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company. See definitions of (large accelerated filer(, (accelerated filer(, and (smaller reporting company( in Rule 12b-2 of the Exchange Act (Check one):

      Large accelerated filer  [    ]      Accelerated filer          [   ]

      Non-accelerated filer    [    ]      Smaller reporting company  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act.      Yes  [    ]   No  [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant(s most recently completed second fiscal quarter.

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
              (Class)                   (Outstanding at April 14, 2008)


                    DOCUMENTS INCORPORATED BY REFERENCE

                                   None









                            AMENDMENT NO. 2 TO

                        FORM 10-K ANNUAL REPORT FOR

                         SPINDLETOP OIL & GAS CO.

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007


EXPLANATORY NOTE:

The undersigned Registrant hereby further amends the following items, exhibits, or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 as set forth below and as reflected in the substituted pages attached hereto which replace the same numbered pages in the original filing.

    1. Item 9A(T). Controls and Procedures has been amended to clarify that the company did not include the disclosures about internal control over financial reporting when the original report on Form 10-K for the fiscal year ended December 31, 2007 (the (2007 Form 10-K() was originally filed which was a typographical error but evidenced that the disclosure controls and procedures were not operating effectively, notwithstanding the Company(s assessment at the time leading the Company to believe that they were effective.

    2.  A new signature page has been included.

    3. New certifications as Exhibits 31.1, 31.2 and 32 have also been included.






















































   Item 9. Changes In And Disagreements With Accountants On Accounting
                         and Financial Disclosure

None

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by management under the supervision and with the participation of the Principal Executive Officer and Chief Financial Officer of the effectiveness of the Company's disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 as of December 31, 2007. Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-K and considering that the Company failed to include disclosures about internal controls over financial reporting when it filed its original Form 10-K for the fiscal year ended December 31, 2007 (the (2007 Form 10-K(), the Principal Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective at December 31, 2007 to ensure that information required to be disclosed in reports that the Company files submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission ("SEC") rules and forms. There were no changes in the Company's internal control over financial reporting during the three months ended December 31, 2007.

                                   - 37 -


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

Management of the Company has assessed the effectiveness of its internal control over financial reporting at December 31, 2007. To make this assessment, the Company used the criteria for effective internal control over financial reporting described in Internal Control Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ((COSO(). Based on this assessment, management of the Company concluded that as of December 31, 2007, the internal control system over financial reporting met those criteria and was effective.

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

                                   - 38 -



















































                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SPINDLETOP OIL & GAS CO.

Dated: January 12, 2009.

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

Signatures                              Capacity              Date
Principal Executive Officers:

/s/ Chris Mazzini
__________________________________  President, Director       January 12, 2009
Chris Mazzini                       (Chief Executive
                                    Officer)


/s/  Michelle Mazzini
__________________________________  Vice President,           January 12, 2009
Michelle Mazzini                    Secretary, Treasurer,
                                    Director


/s/  David E. Allard
__________________________________  Director                  January 12, 2009
David E. Allard



/s/  Robert E. Corbin
__________________________________  Controller (Principal     January 12, 2009
Robert E. Corbin                    Financial and Accounting
                                    Officer)














                                                                  Exhibit 31.1


                               CERTIFICATION


I, Chris G. Mazzini, certify that:

1.  I have reviewed this report on Form 10-K/A of Spindletop Oil & Gas Co.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15e) and have internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

   (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

   (b) any fraud, whet her or not material, that involves management or other employees who have a significant role in the registrant's internal controls.



Dated: January 12, 2009.



                                       /s/ Chris G. Mazzini

                                       CHRIS G. MAZZINI
                                       President, Chief Executive Officer

































                                                                  Exhibit 31.2

                               CERTIFICATION


I, Robert E. Corbin, certify that:

1.  I have reviewed this report on Form 10-K/A of Spindletop Oil  & Gas Co.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15e) and have internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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



Dated: January 12, 2009.



                                       /s/ Robert E. Corbin
                                       ROBERT E. CORBIN
                                       Controller, Principal Financial Officer



































                                                                  Exhibit 32.1

Officers' Section 1350 Certifications

The undersigned officers of Spindletop Oil & Gas Co., a Texas corporation (the "Company"), hereby certify that (i) the Company's Report on Form 10-K/A for the fiscal year ended December 31, 2007 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and (ii) the information contained in the Company's Report on Form 10-K/A for the fiscal year ended December 31, 2007 fairly presents, in all material respects, the financial condition and results of operations of the Company, at and for the periods indicated.


Dated: January 12, 2009.



                                       /s/ Chris G. Mazzini
                                       CHRIS G. MAZZINI
                                       President, Chief Executive Officer



                                       /s/ Robert E. Corbin
                                       ROBERT E. CORBIN
                                       Controller, Principal Financial Officer