Form 10-K
period 2008-12-31
SPINDLETOP OIL & GAS CO
filed 2009-04-15
CIK 867038

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                  FORM 10-K


          [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

$15,050,288 based upon a total of 1,710,260 shares held as of June 30, 2008 by persons believed to be non-affiliates of the Registrant; the basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, that such calculation, if made as of a date within 60 days of this filing, would yield a different value.


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

                 (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

     Common Stock, $0.01 par value                    7,610,803
               (Class)                    (Outstanding at April 15, 2009)


                     DOCUMENTS INCORPORATED BY REFERENCE

                                    None









                                    - 2 -

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

Operating Approach
------------------

We believe that a major attribute of the Company is its long history with, and extensive knowledge of, the Fort Worth Basin of Texas. Our technical staff has an average of over 20 years oil and gas experience, most of it in the Fort Worth Basin.

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

From 2003 through the fourth quarter of 2008, we returned our focus to a strategy of development drilling. In the current economic climate, we are taking a slower, more conservative approach to development of our leasehold acreage. We are looking at growth through acquisitions and limited drilling. With current lower product prices and high costs to produce, we believe that it makes sense to carefully evaluate all our options and make sure that each transaction can be supported in today's lower price environment.

Our strategic focus is currently on the Barnett Shale play located in the Fort Worth Basin of North Texas. The organic rich Barnett Shale has been the source rock for the producing formations in the Fort Worth Basin. As an unconventional fractured reservoir, the Barnett Shale itself has become an attractive target due to technological advances in the drilling and stimulation of tight gas formations. This technology driven play has the potential of long life wells with the opportunity for multiple re-stimulations which can significantly increase the commercial life of Barnett Shale wells.

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

The Company's primary area of operation has been and will continue to be in Texas with an emphasis in the geological province known as the Fort Worth Basin. The Company is developing its Fort Worth Basin producing properties into the Barnett Shale formation. We want to capitalize on our strengths which include an extensive knowledge of the Fort Worth Basin, experience in operations in this geographic area, development of lease holdings, and utilization of existing infrastructure to minimize costs.

The Company will continue to generate and evaluate prospects using its own technical staff. The Company intends to fund operations primarily from cash flow generated by operations.

The Company will attempt to expand its pipeline system as needed to service the Company's new wells. Expansion will be dependent upon success in its exploration programs, since the majority of its existing pipelines are connected to wells that the Company operates.

Significant Project Areas
-------------------------

The Company owns various interests in wells located in 16 states and the Company's operations are currently located in six of those states which include Alabama, Arkansas, Louisiana, Oklahoma, New Mexico and Texas.

The Company holds approximately 90,873 gross acres under lease in six states. The majority of the leases are held by production. A breakout of the Company's leasehold acreage by geographic area is as follows:

                         Operated      Non-Operated
                        Properties      Properties     Total         Percent
                        Gross  Net     Gross  Net    Gross  Net      of Total
                        Acres  Acres   Acres  Acres  Acres  Acres    Gross Net
                       ------ ------  ------  -----  ------ ------   ----- ----
North Texas Including
  the Fort Worth Basin 10,284  9,497   1,073    105  11,357  9,602   12.5  40.9
Arkansas                2,936  2,587   5,034    580   7,970  3,167    8.8  13.5
East Texas              2,613  2,297   5,342    446   7,955  2,743    8.8  11.7
Gulf Coast Texas        2,741  1,810   2,812     59   5,553  1,869    6.1   8.0
Alabama                 1,480    789     612     56   2,092    845    2.3   3.6
West Texas                748    578   1,379     78   2,127    656    2.3   2.8
New Mexico                739    342     360      3   1,099    345    1.2   1.5
Louisiana                 723    506   3,944    189   4,667    695    5.1   3.0
Texas Panhandle           640    640   1,200    122   1,840    762    2.0   3.2
Oklahoma                  237    165  33,095  1,240  33,332  1,405   36.7   5.9
Utah                       -      -    2,729    487   2,729    487    3.0   2.1
Wyoming                    -      -    3,120    302   3,120    302    3.4   1.3
Kansas                     -      -      800    224     800    224    0.9   1.0
North Dakota               -      -      800    122     800    122    0.9   0.5
Montana                    -      -    2,450    109   2,450    109    2.7   0.5
Colorado                   -      -      640     64     640     64    0.7   0.3
Mississippi                -      -    1,210     47   1,210     47    1.3   0.2
California                 -      -      892      6     892      6    1.0   0.0
Michigan                   -      -      240      6     240      6    0.3   0.0

Total                  23,141 19,211  67,732  4,245  90,873 23,456  100.0 100.0


The majority of the Company's net reserves (66.7%) are located in Texas.

A breakout of the Company's most significant reserves by geographic area is as follows:

       North Texas Including
         the Fort Worth Basin    1,821,058 BOE             71.27 %
      West Texas                  220,693 BOE              8.64 %
      East Texas                  124,082 BOE              4.85 %
      Arkansas                     91,076 BOE              3.57 %
      Oklahoma                     84,343 BOE              3.30 %
      Louisiana                    55,655 BOE              2.18 %
      Gulf Coast Texas             49,760 BOE              1.95 %
      Alabama                      46,373 BOE              1.81 %
      New Mexico                   37,662 BOE              1.47 %
      Panhandle Texas              15,273 BOE              0.60 %
      North Dakota                  6,076 BOE              0.24 %
      Wyoming                       2,985 BOE              0.12 %

      Total                     2,555,036 BOE            100.00 %



                 Fort Worth Basin/Bend Arch Province

The Fort Worth Basin has been the focal point of the Company since its inception. Our technical personnel have an average of 20 years of exploration, drilling and production experience in the Basin. We also have an extensive collection of geologic and engineering data.

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

According to the U.S. Geological Survey, an estimated 26.7 TCF of undiscovered natural gas, 98.5 MMBO of undiscovered oil, and 1.1 BBNGL of undiscovered natural gas liquids remains within the 54,000 square mile Bend Arch-Fort Worth Basin Province. More than 98 percent, or approximately 26.2 TCF of the undiscovered natural gas is contained in the organic-rich Mississippian Barnett Shale.

The Company has 11,357 gross acres under lease in the Bend Arch and Fort Worth Basin the majority of it held by production from shallower producing zones. We are planning to drill new wells into the Barnett Shale Formation on some of these leases. We are also actively seeking and acquiring new leases in the Barnett Shale trend.

Joint Drilling Development of North Texas Barnett Shale Leasehold

The Company along with Giant Energy Corp. ("Giant") entered into a Farmout and Exploration Agreement dated August 22, 2006 (the "Agreement"), with Williams Production-Gulf Coast Company, L.P. ("Williams"). The Agreement was subsequently amended to clarify a number of provisions in the original Farmout and Exploration Agreement. After drilling twelve of the prescribed number of horizontal Barnett Shale wells, ten on the Spindletop leasehold and two on the Giant leasehold, Williams gave notice of its election to terminate the Agreement in accordance with provisions contained in the Agreement, and subsequent amendments, effective September 19, 2008. No early termination penalties were incurred by Williams, or any of the parties to the Agreement, however, by opting not to drill all of the prescribed number of carried wells, the earned assignments to Williams shall be limited to 50% gross working interest in said wells along with a prescribed quantity of acreage surrounding each horizontal drain hole. As a consequence of the termination of the Agreement, Spindletop is now free to pursue other development opportunities on the leasehold acreage that Spindletop retained and that was not earned by Williams under the Agreement.

During the fourth quarter of 2007, two other wells were drilled, the Buxton G.U. #1H well, located on our Weatherford, W block and the Fuller G.U.#1H well located on our Weatherford, SW block. Both wells are located in the southwest quarter of Parker County, Texas. The Buxton #1H well was drilled to a total measured depth of 8,850 ft. and began production of natural gas on June 3, 2008 at a rate of 767 MCFGPD and 813 BWPD. The well continues to produce large amounts of water while gas production has declined. The Company is evaluating whether it is a viable to continue to produce this well at current product pricing. The Fuller G.U. #1H was drilled to a measured depth of 9,076 ft. and completed in the Barnett Shale. The well was fractured and it is believed the fracture stimulation communicated with the underlying Ellenburger Formation based on the high volume of high chloride water flowed back and tested. The well is currently shut in. The Company holds a 50% working interest in both of these wells.

In the first quarter of 2008, the McKeon G.U. #1H well, located on our Peaster, SW block in the northwest quarter of Parker County, Texas, was spud and was drilled to a measured depth of 9,329 ft. and cased. Production of natural gas began on June 13, 2008 at a rate of 1,951 MCFGPD and 1,760 BWPD. The well was fractured and the fracture stimulation also appears to have communicated with the underlying the Ellenberger Formation based on the high water production.
An additional workover was attempted to reduce the water production but was not successful. The well is currently shut-in.

Company's Development of North Texas Barnett Shale Leasehold outside of the Joint Drilling Development Project

During the third quarter of 2008, the Olex U.S. #8 well, located on our Krum SW Block in Denton Co., Texas was drilled to a depth of 8,827 ft. and cased. The well was fractured and tested subsequent to year end during the first quarter of 2009. It began production on March 17, 2009. The well is currently producing at an average rate of 1,056 MCFGPD and 40 BOPD.
The Company owns a 52.5% working interest in this well.

Also, during the fourth quarter of 2008, the Poston #1 well, located on our Godley North Block in Johnson Co., Texas was drilled to a depth of 6,754 ft. and cased. Completion of this well is scheduled in the second quarter of 2009. The company owns a 91% working interest in this well.

In addition to the Company's Barnett Shale development drilling activities, the Company has worked on or participated in the following projects:

                                West Texas

In the second quarter of 2008, the Company initiated a recompletion on one of its existing wells in Ward Co., Texas on its Pyote Block. The Company attempted to deepen its University "K" #1 well to a depth of 14,900 ft. The Company worked on this well for a period of four months during the second and third quarters of 2008. The primary objective could not be reached due to the Company's inability to remove or drill through unexpected oilfield tools that were encountered deep in the wellbore. The Company recompleted the well in some shallow secondary objectives. The well was placed back in production and is producing approximately 5 BOPD and 10 MCFGPD. The Company owns a 100% working interest in this well.

The Company participated in the drilling of a well in Midland County, Texas. The Dixon #2TM well was spud on 12/30/2007. The well was drilled to a depth
of 8,560 ft.   The well was completed in the Sprayberry Formation and was placed into production on 5/1/2008 at an initial rate of 32 BOPD and 28 MCFGPD. The Company owns a 8.03542 % working interest in this well.

The Company also participated in two wells in Andrews County, Texas. The Miles #5 well was spud on 9/1/2008. The well was drilled to the San Andres Formation
at a depth of  4,774 ft.   The well was placed into production on 9/25/2008 at
a rate of 44 BOPD and 18 MCFGPD. The Miles #7 well was spud on 10/22/2008 and drilled to a total depth of 4,855 ft. in the San Andres formation. Initial production on 11/25/2008 was 59 BOPD and 63 MCFGPD. The Company owns a 4.6875% working interest in both of these wells.

                                 Oklahoma

The Company participated in the drilling of a well in Roger Mills County, Oklahoma. The Chamberlain # 6-2 well was spud on 3/8/2008 and drilled to a total depth of 12,726 ft. with first production on 4/24/2008 from the Redfork Formation. The initial rate was 526 MCFGPD and 0 BOPD. The Company owns a 6.2898% working interest in this well.

The Company participated in the drilling of two wells in Beckham County, Oklahoma during 2008. The Elk City Unit #2-12-17 well was spud on 7/17/2008 and drilled to a depth of 10,125' to the Hoxbar Formation. The well was placed in production on 10/27/2008 with an initial rate of 30 BOPD and 999 MCFGPD.
The Elk City Unit #1-9-19 well was spud on 7/29/2008 and drilled to a depth of
9,975 ft to the Hoxbar Formation.  This well has not yet been completed.   The
Company owns a 0.1419 % working interest in both of these wells.

The Company participated in the drilling of two wells in Canadian County, Oklahoma. The Betty 1-30 well was drilled to a total depth of 11,471 ft. to the Simpson Formation with first production on 2/20/2008. The initial potential was 783 MCFGPD. The Company owns a 2.22186% working interest in this well. The Crowley #1-30 well was spud on 8/23/2008 and drilled to a total depth of 9,684 ft. with first production on 10/16/2008 from the Hunton
formation.   The initial rate was 12 BOPD and 122 MCFGPD.  The Company owns a
13.26532% working interest in this well.

                                New Mexico

The Company participated in the drilling of a well in Eddy County, New Mexico. The Firefox Federal #1 well was spud on 11/3/2008 and completed 2/18/2009. The well was drilled to a total depth of 12,350 ft. in the Morrow formation. First production was on 3/11/2009 with an initial production of 1,013 MCFGPD and 27 BOPD. The Company owns a 0.62295% working interest in this well.

                                  Montana

The Company participated in the drilling of a well in Phillips County, Montana. The Loring Unit #1279-2 well was spud on 8/11/2008 and completed on 9/4/2008. The well was drilled to a depth of 1,965 ft. to the Phillips Formation.
Initial potential was 45 MCFGPD. The well averaged 45 MCFGPD during the first month of production. The Company owns a 12.50% working interest in this well.

Oil and Natural Gas Reserves
----------------------------

The net crude oil and gas reserves of the Company as of December 31, 2008 were 261,712 barrels of oil and condensate and 13.76 BCFG (billion cubic feet) of natural gas. Based on SEC guidelines, the reserves were classified as follows:

        Proved Developed Producing        224,901 BO and   8.280 BCFG
        Proved Developed Non-Producing     28,047 BO and   2.603 BCFG
        Proved Undeveloped                  8,764 BO and   2.877 BCFG
        Total Proved Reserves             261,712 BO and  13.760 BCFG

Only reserves that fell within the Proved classification were considered.
Other categories such as Probable or Possible Reserves were not considered.
No value was given to the potential future development of behind pipe reserves, untested fault blocks, or the potential for deeper reservoirs (other than Barnett Shale proved undeveloped reserves directly offset by producing wells which are slated for drilling in the next 5 years) underlying the Company's properties. Shut-in uneconomic wells and insignificant non-operated interests were excluded.

On a barrel of oil equivalent basis (6 MCF/BOE), the net reserves are

      Natural Gas Reserves                2,293,325 BOE      90%
      Oil Reserves                          261,712 BOE      10%
          Total Reserves                  2,555,037 BOE     100%


      Proved Developed Producing          1,604,908 BOE      63%
      Proved Developed Non-Producing        461,813 BOE      18%
      Proved Undeveloped                    488,316 BOE      19%
          Total Proved Reserves           2,555,037 BOE     100%

The Company has operational control over the majority of these reserves and can therefore to a large extent control the timing of development and production.

      The Company's Operated Wells        2,389,437 BOE      94%
      Non Operated Wells                    165,600 BOE       6%
          Total                           2,555,037 BOE     100%


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

The Company is also engaged in the gathering and marketing of natural gas through its subsidiary PPC, which owns 26.1 miles of pipelines and currently gathers approximately 1,520 Mcf of gas per day. Natural gas is gathered for a fee. Substantially all of the gas gathered by the Company is gas produced from wells that the Company operates and in which it owns a working interest.

The Company owns land and a two story commercial office building in Dallas, Texas, which it uses as its principal headquarters office. The Company leases the remainder of the building to non-related third party commercial tenants at prevailing market rates.

                     Patents, Licenses and Franchises

Oil and gas leases of the Company are obtained from the owner of the mineral estate. The leases are generally for a primary term of 1 to 5 years, and in some instances as long as 10 years, with the provision that such leases shall be extended into a secondary term and will continue during such secondary term as long as oil and gas are produced in commercial quantities or other operations are conducted on such leases as provided by the terms of the leases. It is generally required that a delay rental be paid on an annual basis during the primary term of the lease unless the lease is producing. Delay rentals are normally $1.00 to $25.00 per net mineral acre but can exceed this range.

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

                          Dependence on Customers

The following is a summary of significant purchasers from oil and natural gas produced by the Company for the three-year period ended December 31, 2008:

                                             Year Ended December 31, (1)
                                          --------------------------------
            Purchaser                         2008       2007       2006
-----------------------------------------   --------   --------   --------
Crosstex Energy Services, LP                   42%        26%         3%
Enbridge Energy Partners
  (formerly Enbridge North Texas               26%        36%        38%
Targa Midstream Service, LIM
  (formerly Dynegy Midstream Services, LIM      6%         3%         -%
Shell Trading (US) Company                      5%         6%         8%
Eastex Crude Company                            3%         2%         -%
Devon Gas Services, L.P                         2%         2%         4%
Teppco Crude Oil, LP                            2%         5%         3%
Genesis                                         1%         -%         -%
Gateway Gathering & Marketing                   1%         -%         -%
ETC Texas Pipeline                              1%         2%         5%
Navajo Refining Co.                             1%         2%         -%
Plains Marketing, L.P.                          -%         1%         6%

(1)  Percent of Total Oil & Gas Sales

Oil and gas is sold to approximately 96 different purchasers under market sensitive, short-term contracts computed on a month to month basis.

Except as set forth above, there are no other customers of the Company that individually accounted for more than 5% of the Company's oil and gas revenues during the three years ended December 31, 2008.

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

                                 Employees

The Company employs or contracts for the services of a total of approximately 60 people. Twenty-seven are full-time employees or contractors. The remainder are part-time independent contractors or employees. We believe that our relationships with our employees are good.

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

We depend to a large extent on the services of certain key management personnel and officers, and the loss of any these individuals could have a material adverse effect on our operations. The Company does not maintain key-man life insurance policies on its employees.

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

On June 21, 2007, the acting United States attorney for the Eastern District of Texas filed an Information against Spindletop Drilling Company, a subsidiary of the registrant in a case styled The United States of America v. Spindletop Drilling Company, Case No. 5:07CR16 filed in the United States District Court for the Eastern District of Texas, Texarkana Division. The Information alleged a violation of Title 16, USC Sec 703 (unlawful taking of migratory birds), charged Spindletop Drilling Company with a Class B misdemeanor petty offense advising that on or about September 6, 2006 in Titus County, Texas allegedly took migratory birds including approximately twelve (12) Northern Mockingbirds (Mimus Polyglottos) and one (1) Mourning Dove (Zenaida Macroura), all in violation of 16 USC Sec 703 and 707(a). Spindletop Drilling Company owns and operates an oil pit located on the "Pewitt D" lease located in Titus County, Texas. Although Spindletop Drilling Company had netting in place, several small birds were found in the pit in early September, 2006.

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

During the first quarter of 2007, Spindletop Drilling Company corrected the netting on the property and implemented other safeguards to further protect the migratory birds and property in question.

                       Glossary of Oil and Gas Terms

The following are abbreviations and definitions of terms commonly used in the oil and gas industry that are used in this Report. The terms defined herein may be found in this report in both upper and lower case or a combination of both.

"BBL" means a barrel of 42 U.S. gallons

"BBNGL" means billion barrels of natural gas liquids.

"BCF" or "BCFG" means billion cubic feet.

"BOE" means barrels of oil equivalent; converting volumes of natural gas to oil equivalent volumes using a ratio of six Mcf of natural gas to one Bbl of oil.

"BOPD" means barrels of oil per day.

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

                                    - 4 -

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

"MCFGPD" means thousand cubic feet of gas per day.

"MMBO" means million barrels of oil.

"MMBTU" means ones million BTUs.

"Net" when used with respect to acres or wells, refers to gross acres or wells multiplied, in each case, by the percentage working interest owned by the Company.

"Net Production" means production that is owned by the Company less royalties and production due others.

"Non-Operated" or "Outside Operated" means wells that are operated by a third party.

"Operator" means the individual or company responsible for the exploration, development, production and management of an oil or gas well or lease.

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

"TCF" means trillion cubic feet.

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

The current global economic and financial crisis could lead to an extended national or global economic recession. A slowdown in economic activity caused by a recession would likely reduce national and worldwide demand for oil and natural gas and result in lower commodity prices for long periods of time. Prices for oil and natural gas have decreased significantly from highs in 2008. In the last six months, oil prices have decreased by two thirds off their highest prices and natural gas prices have decreased in half or more during this time period. Costs of exploration, development and production have not yet adjusted to current economic conditions or in proportion to the significant reduction in product prices. Prolonged, substantial decreases in oil and natural gas prices would likely have a material adverse effect on Spindletop's business, financial condition and results of operations, could further limit the Company's access to liquidity and credit and could hinder its ability to satisfy its capital requirements.

Capital and credit markets have experienced unprecedented volatility and disruption during the last half of 2008 and continue to be unpredictable. Given the current levels of market volatility and disruption, the availability of funds from those markets has diminished substantially. Further, arising from concerns about the stability of financial markets generally and the solvency of borrowers specifically, the cost of accessing the credit markets has increased as many lenders have raised interest rates, enacted tighter lending standards or altogether ceased to provide funding to borrowers.

Due to these capital and credit market conditions, Spindletop cannot be certain that funding will be available to the Company in amounts or on terms acceptable to the Company. The Company is evaluating whether current cash balances and cash flow from operations alone would be sufficient to provide working capital to fully fund the Company's operations. Accordingly, the Company is evaluating alternatives, such as joint ventures with third parties, or sales of interest in one or more of its properties. Such transactions if undertaken, could result in a reduction in the Company's operating interests or require the Company to relinquish the right to operate the property. There can be no assurance that any such transactions can be completed or that such transactions will satisfy the Company's operating capital requirements. If the Company is not successful in obtaining sufficient funding or completing an alternative transaction on a timely basis on terms acceptable to the Company, Spindletop would be required to curtail its expenditures or restructure its operations, and the Company would be unable to continue its exploration, drilling, and recompletion program, any of which would have a material adverse effect on Spindletop's business, financial condition and results of operations.

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

The vast majority of our oil and gas reserves are classified as proved reserves. Recovery of the Company's future proved undeveloped reserves will require significant capital expenditures. Our management estimates that aggregate capital expenditures of approximately $4,475,000 will be required to fully develop some of these reserves in the next twenty-four months. No assurance can be given that our estimates of capital expenditures will prove accurate, that our financing sources will be sufficient to fully fund our planned development activities or that development activities will be either successful or in accordance with our schedule. Additionally, any significant decrease in oil and gas prices or any significant increase in the cost of development could result in a significant reduction in the number of wells drilled and/or reworked. No assurance can be given that any wells will produce oil or gas in commercially profitable quantities.

We are subject to uncertainties in reserve estimates and future net cash flows.

This annual report contains estimates of our oil and gas reserves and the future net cash flows from those reserves, which have been prepared by Netherland, Sewell & Associates, Inc., independent petroleum engineers. There are numerous uncertainties inherent in estimating quantities of reserves of oil and gas and in projecting future rates of production and the timing of development expenditures, including many factors beyond our control. The reserve estimates in this annual report are based on various assumptions, including, for example, constant oil and gas prices, operating expenses, capital expenditures and the availability of funds, and therefore, are inherently imprecise indications of future net cash flows. Actual future production, cash flows, taxes, operating expenses, development expenditures and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this prospectus. Additionally, our reserves may be subject to downward or upward revision based upon actual production performance, results of future development and exploration, prevailing oil and gas prices and other factors, many of which are beyond our control.

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

We are subject to risks associated with the current U.S. Government Administration's proposed budget features.

The Obama administration has recently set forth budget proposals which if passed, would significantly curtail our ability to attract investors and raise capital. Proposed changes in the Federal income tax laws which would eliminate or reduce the percentage depletion deduction and the deduction for intangible drilling and development costs for small independent producers, will significantly reduce the investment capital available to those in the industry as well as our Company. Lengthening the time to expense seismic costs will also have an adverse effect on our ability to explore and find new reserves.

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

We intend to increase to some extent our development and, to a lesser extent, exploration activities. Exploration drilling and, to a lesser extent, development drilling of oil and gas reserves involve a high degree of risk that no commercial production will be obtained and/or that production will be insufficient to recover drilling and completion costs. The cost of drilling, completing and operating wells is often uncertain. Our drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment. Furthermore, completion of a well does not assure a profit on the investment or a recovery of drilling, completion and operating costs.

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

We are subject to certain title risks.

Our company employees and contract land professionals have reviewed title records or other title review materials relating to substantially all of our producing properties. The title investigation performed by us prior to acquiring undeveloped properties is thorough, but less rigorous than that conducted prior to drilling, consistent with industry standards. We believe we have satisfactory title to all our producing properties in accordance with standards generally accepted in the oil and gas industry. Our properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens, which we believe do not materially interfere with the use of or affect the value of such properties. At December 31, 2008, our leaseholds for some of our net acreage were being kept in force by virtue of production on that acreage in paying quantities. The remaining net acreage was held by lease rentals and similar provisions and requires production in paying quantities prior to expiration of various time periods to avoid lease termination.

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

Our business is highly capital-intensive requiring continuous development and acquisition of oil and gas reserves. In addition, capital is required to operate and expand our oil and gas field operations and purchase equipment.
At December 31, 2008, we had working capital of $7,929,000. We anticipate that we will be able to meet our cash requirements for the next 12 months. However, if such plans or assumptions change or prove to be inaccurate, we could be required to seek additional financing sooner than currently anticipated.

We have funded our operations, acquisitions and expansion costs primarily through our internally generated cash flow. Our success in obtaining the necessary capital resources to fund future costs associated with our operations and expansion plans is dependent upon our ability to: (i) increase revenues through acquisitions and recovery of our proved producing and proved developed non-producing oil and gas reserves; and (ii) maintain effective cost controls at the corporate administrative office and in field operations. However, even if we achieve some success with our plans, there can be no assurance that we will be able to generate sufficient revenues to achieve significant profitable operations or fund our expansion plans.

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

Our revenues, profitability and the carrying value of its oil and gas properties are substantially dependent upon prevailing prices of, and demand for, oil and gas and the costs of acquiring, finding, developing and producing reserves. Our ability to obtain borrowing capacity, to repay future indebtedness, and to obtain additional capital on favorable terms is also substantially dependent upon oil and gas prices. Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and gas are subject to wide fluctuations in response to: (i) relatively minor changes in the supply of, and demand for, oil and gas;
(ii) market uncertainty; and (iii) a variety of additional factors, all of which are beyond our control. These factors include domestic and foreign political conditions, the price and availability of domestic and imported oil and gas, the level of consumer and industrial demand, weather, domestic and foreign government relations, the price and availability of alternative fuels and overall economic conditions. Furthermore, the marketability of our production depends in part upon the availability, proximity and capacity of gathering systems, pipelines and processing facilities. Volatility in oil and gas prices could affect our ability to market our production through such
systems, pipelines or facilities.   As of December 31, 2008, approximately 82%
of our gas production is currently sold to five gas purchasing firms on a month-to-month basis at prevailing spot market prices. Oil prices remained subject to unpredictable political and economic forces during 2008, 2007 and 2006, and experienced fluctuations similar to those seen in natural gas prices for the year. We believe that oil prices will continue to fluctuate in response to changes in the policies of the Organization of Petroleum Exporting Countries ("OPEC"), changes in demand from many Asian countries, current events in the Middle East, security threats to the United States, and other factors associated with the world political and economic environment. As a result of the many uncertainties associated with levels of production maintained by OPEC and other oil producing countries, the availabilities of worldwide energy supplies and competitive relationships and consumer perceptions of various energy sources, we are unable to predict what changes will occur in crude oil and natural gas prices.

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

The State of Texas and many other states require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration for and production of oil and gas. Such states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from wells and the regulation of spacing, plugging and abandonment of such wells. The statutes and egulations of certain states limit the rate at which oil and gas can be produced from our properties. However, we do not believe we will be affected materially differently by these statutes and regulations than any other similarly situated oil and gas company.

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

None






Item 2. Properties

OIL AND GAS PROPERTIES

The following table sets forth pertinent data with respect to the Company-owned oil and gas properties, all located within the continental United States, as estimated by the Company:

                                                 Year Ended December 31,
                                          -----------------------------------
                                              2008        2007        2006
                                          ----------- ----------- -----------
Gas and Oil Properties, net (1):
   Proved developed gas reserves-Mcf (2)
      Proved developed producing            8,280,000  10,206,000   5,320,000
      Proved developed non-producing        2,603,000     742,000   2,033,000
   Proved undeveloped gas reserves-Mcf (3)  2,877,000   3,419,000   6,033,000
                                          ----------- ----------- -----------
     Total proved gas reserves-Mcf         13,760,000  14,367,000  13,386,000
                                          =========== =========== ===========

Proved Developed Crude Oil and
   Condensate reserves-Bbls (2)
      Proved developed producing              225,000     292,000     291,000
      Proved developed non-producing           28,000      42,000      50,000
Proved Undeveloped crude oil and
   Condensate reserves-Bbls (3)                 9,000      11,000      16,000
                                          ----------- ----------- -----------
   Total proved crude oil and condensate
     Reserves-Bbls                            261,000     345,000     357,000
                                          =========== =========== ===========

(1) The estimate of the net proved oil and gas reserves, future net revenues, and the present value of future net revenues.

(2) "Proved Developed Oil and Gas Reserves" are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

(3) "Proved Undeveloped Reserves" are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. See Footnote 18 to the Financial Statements, Supplemental Reserve Information (Unaudited), for further explanation of the changes for 2006 through 2008.


Productive Wells
----------------

The following table sets forth our domestic productive wells and includes both operated wells and wells operated by third parties at December 31, 2008.

                   Gas Wells              Oil Wells           Total Wells
            ---------------------- --------------------- ---------------------
               Gross        Net       Gross       Net       Gross       Net
            ----------  ---------- ---------- ---------- ---------- ----------

                269       86.08        102       53.08       371      139.16

Acreage

The following table sets forth our undeveloped and developed gross and net leasehold acreage for our operated and non-operated wells at December 31, 2008. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Undeveloped acreage should not be confused with undrilled acreage Held by Production under the terms of a lease.

             Undeveloped Acreage     Developed Acreage        Total Acreage
            ---------------------- --------------------- ---------------------
               Gross        Net       Gross       Net       Gross       Net
            ----------  ---------- ---------- ---------- ---------- ----------

               2,783       2,220     88,090     21,237     90,874     23,457

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


Wells Drilled and Completed
---------------------------

The Company's working interests in both operated and outside operated exploration and development wells completed during the years indicated were as follows:

                                             Year Ended December 31,
                                     -----------------------------------------
                                         2008          2007          2006
                                     ------------- ------------- -------------
                                      Gross   Net   Gross   Net   Gross   Net
                                     ------ ------ ------ ------ ------ ------
Exploratory Wells (1):
  Productive                            -      -      -      -      -      -
  Non-Productive                        -      -      -      -      -      -
                                     ------ ------ ------ ------ ------ ------
    Total                               -      -      -      -      -      -
                                     ------ ------ ------ ------ ------ ------

Development Wells (2):
  Productive                         11.000  1.962 17.000  4.714 10.000  0.627
  Non-Productive                        -      -      -      -    1.000  0.006
                                     ------ ------ ------ ------ ------ ------
    Total                            11.000  1.962 17.000  4.714 11.000  0.633
                                     ------ ------ ------ ------ ------ ------

Total Exploration & Development
Wells:
  Productive                         11.000  1.962 17.000  4.714 10.000  0.627
  Non-Productive                        -      -      -      -    1.000  0.006
                                     ------ ------ ------ ------ ------ ------
     Total                           11.000  1.962 17.000  4.714 11.000  0.633
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

The following tables set forth additional data with respect to production from Company-owned oil and gas operated and non-operated properties, all located within the continental United States:

                                     For the years ended December 31
                               2008      2007      2006      2005      2004
                             --------  --------  --------  --------  --------
Oil and Gas Production, net:
 Natural Gas (Mcf)          1,231,835   880,662   671,527   655,568   577,099
 Crude Oil & Condensate (Bbl)  32,663    24,472    25,443    21,323    23,098

Average Sales Price per Unit
Produced:
 Natural Gas ($/Mcf)          $  8.41  $   6.63  $   5.55  $   6.74  $   5.44
 Crude Oil & Condensate($/Bbl)$ 71.21  $  65.17  $  53.14  $  52.50  $  38.90

Average Production Cost per
Equivalent Barrel (1) (2)     $ 14.98  $  14.36  $  15.14  $  13.38  $  11.69

(1) Includes severance taxes and ad valorem taxes.

(2) Gas production is converted to equivalent barrels at the rate of six MCFG per barrel, representing relative energy content of natural gas to oil.

The Company owns producing royalties and overriding royalties under properties located in Texas. The revenue from these properties is not significant.

The Company is not aware of any major discovery or other favorable or adverse event that is believed to have caused a significant change in the estimated proved reserves since December 31, 2008.

OFFICE SPACE

The Company owns a commercial office building. The property is a two story multi-tenant, garden office building with a sub-grade parking garage. The 26 year old building contains approximately 46,286 rentable square feet and sits on a 1.4919 acre block of land situated in north Dallas, Texas in close proximity to hotels, restaurants and shopping areas (the Galleria/Valley View
Mall) with easy access to Interstate Highway 635 (LBJ Freeway) and Dallas Parkway (North Dallas Toll Road). The Company occupies approximately 10,317 rentable square feet of the building as its primary office headquarters, and leases the remaining space in the building to non-related third party commercial tenants at prevailing market rates.

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

The Company normally does not purchase and resell natural gas, but gathers gas for a fee. The fees charged in some cases are subject to regulations by the State of Texas and the Federal Energy Regulatory Commission. Average daily volumes of gas gathered by the pipelines owned by the Company were 1,520, 1,112, and 714 MCF per day for 2008, 2007, and 2006 respectively.


Oilfield Production Equipment
-----------------------------

The Company owns various natural gas compressors, pumping units, dehydrators and various other pieces of oil field production equipment.

Substantially all of the equipment is located on oil and gas properties operated by the Company and in which it owns a working interest. The rental fees are charged as lease operating fees to each property and each owner.

M-R Oilfield Services, LP is an oilfield service company which provides to the Company, roustabout, swabbing and completion services at rates which are at or below market. This limited partnership has Chris G. Mazzini and Michelle H. Mazzini as its limited partners. This oil field services company currently does work exclusively for the Company and its related company, Giant Energy Corp although it has contemplated doing work for unrelated third parties as well. The Company benefits by having immediate access to services.


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

Prior to 2004, no significant public trading market had been established for the Company's common stock. The Company does not believe that listings of bid and asking prices for its stock are indicative of the actual trades of its stock, since trades are made infrequently. However during 2004, there was a material increase in the number of shares traded and a material increase in the stock price. The following table shows high and low trading prices for each quarter in 2006, 2007 and 2008.

                                          Price Per Share
                                          High        Low
                   2006
                     First Quarter        5.15       3.26
                     Second Quarter       6.00       4.57
                     Third Quarter        6.25       4.95
                     Fourth Quarter       7.00       4.50

                   2007
                     First Quarter        6.10       5.00
                     Second Quarter       6.10       4.05
                     Third Quarter        5.55       5.00
                     Fourth Quarter       5.70       5.15

                   2008
                     First Quarter        6.50       5.00
                     Second Quarter      10.95       5.23
                     Third Quarter        8.80       4.25
                     Fourth Quarter       4.00       1.75

During the First Quarter of 2009, subsequent to year end, the following high and low prices were recorded for the Company's common stock.
                                          Price Per Share
                                          High        Low
                   2009
                     First Quarter        3.00       1.75

There is no amount of common stock that is subject to outstanding warrants to purchase, or securities convertible into, common stock of the Company.

As of March 31, 2009, there were approximately 550 record holders of the Company's Common Stock.

The following chart compares the yearly percentage change in the cumulative total stockholder return on the Company's Common Stock during the five years ended December 31, 2008 with the cumulative total return of the Standard and Poor's 500 Stock Index and of the Dow Jones U.S. Exploration and Production Index (formerly Dow Jones Secondary Oil Stock Index). The comparison assumes $100 was invested on December 31, 2003 in the Company's Common Stock and in each of the foregoing indices and assumes reinvestment of dividends. The Company paid no dividends on its Common Stock during the five-year period.

Stock Performance Chart














                (See Chart in PDF Format filed Separately)














The Company has not paid any dividends since its reorganization and it is not contemplated that it will pay any dividends on its Common Stock in the foreseeable future. The Business Loan Agreement entered into between the Company and JPMorgan Chase Bank for the purpose of acquiring its commercial office building contains restrictions on the payment of dividends in the event a default under terms of the Business Loan Agreement has occurred and is continuing or would result from the payment of such dividends or distributions.

The Registrant currently serves as its own stock transfer agent and registrar.

During the fourth quarter of the fiscal year ended December 31, 2008, the Company did not repurchase any of its equity securities. The Board of Directors has not approved nor authorized any standing repurchase program.

                     Item 6.  Selected Financial Data

The selected financial information presented should be read in conjunction with the consolidated financial statements and the related notes thereto.

                                 For the years ended December 31
                      2008        2007        2006        2005        2004
                  ----------- ----------- ----------- ----------- -----------
Total Revenue     $14,064,000 $ 8,707,000 $ 6,174,000 $ 6,395,000 $ 4,515,000
Net Income (Loss)   3,521,000   1,808,000     920,000   1,417,000   1,266,000
Earnings per Share    $ 0.46      $ 0.24      $ 0.12      $ 0.19      $ 0.16

                                       As of December 31,
                      2008        2007        2006        2005        2004
                  ----------- ----------- ----------- ----------- -----------
Total Assets      $21,289,000 $15,631,000 $13,024,000 $11,387,000 $ 9,715,000
Long-Term Debt      1,080,000   1,200,000   1,320,000   1,440,000         -


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

Results of Operations:
----------------------

                           2008 Compared to 2007

Oil revenue for 2008 was approximately $2,326,000 compared to $1,595,000 for 2007, an increase of approximately $731,000 or 45.8%. This was due to an increase in average oil prices from $65.17 per bbl in 2007 to $71.21 per bbl in 2008, an increase of 9.27%. In addition to the increase in oil prices, oil production increased from approximately 24,500 bbls in 2007 to approximately 32,650 bbls in 2008, an increase of 33.26%. This increase was primarily due to increased revenue from the East Texas oil properties of approximately $194,000.

Gas revenue for 2008 was approximately $10,364,000 compared to $5,842,000 for 2007, an increase of approximately $4,522,000 or 77.41%. This was due primarily to an increase in average gas prices from $6.63 per Mcf in 2007 to $8.41 per Mcf in 2008, an increase of 26.85%. In addition to the increase in gas prices, production increased from approximately 881,000 Mcf in 2007 to approximately 1,232,000 Mcf in 2008, an increase of 351,000 Mcf or 39.84%. The majority of the increase in gas production was from our new Barnett Shale horizontal gas wells. There was a decrease of approximately $289,000 from our Olex wells in Denton County, Texas. Our new Barnett Shale horizontal gas wells accounted for approximately $3,100,000 of the increase over 2007 sales due to production for a full year on most of the wells as well as increase gas prices from 2007 to 2008. Gas sales for 2008 from non-operated wells increased by approximately $462,000 as compared with 2007. In addition, we had an increase in gas revenue from the University "K" workover of approximately $690,000.

Lease operating expenses for 2008 were $3,521,000 compared to $2,459,000,
a net increase of  $1,062,000 or 43.18%.   Many wells were operated in 2008 at
a decrease in expenses compared to 2007. These efficiencies were offset by several projects including workover expenses. Remedial activity on our heavy oil wells in Titus County, Texas was approximately $210,000 greater than in 2007. Workover expenses on our Ward, County wells were approximately $161,000 greater than in 2007. Lease operating expenses attributable to several new Barnett Shale horizontal wells in Parker County, Texas were approximately
$580,000 greater than for the previous year.   The remaining net increase in
operating expenses is due to the overall increase for oil field services, equipment, and labor as well as additional remedial repir projects that are in addition to normal operating expenses. In addition to increases in operating expenses, the Company anticipates receiving a credit of approximately $264,000 for a high cost gas exemption of severance taxes covering four new Barnett Shale wells drilled in 2007 and 2008. This anticipated credit, when approved by and received from the State Comptroller of Texas, will be offset against severance taxes payable.

Depreciation and amortization for 2008 was $1,215,000 compared to $728,000 for 2007, an increase of $487,000, or 66.90%. The Company re-evaluated its proved oil and gas reserves as of December 31, 2008, and increased its depletion rate for 2008 to 8.520% compared to 5.883% in the previous year. This increased rate is the result of the Company's reserve base decreasing due to the lower oil and gas prices used in the 2008 evaluation than in the 2007 evaluation. (See Footnote 18 to the Financial Statements). This decrease of the reserve base coupled with an increase in production over the previous year caused the depletion percentage to increase. In addition to the rate of depletion, the Company's undeleted amount of the full cost pot, against which the depletion rate is applied, increased from $10,518,000 in 2007 to $12,806,000 in 2008, and increase of $2,288,000 or 21.75%.

General and administrative expenses for 2008 was $3,198,000 compared to $2,221,000 for 2007, an increase of approximately $977,000 between years or 44.0%. This increase is due mainly to payroll costs and associated employee benefit costs. Personnel costs and benefits accounted for approximately $2,649,000 of the total general and administrative costs in 2008 as compared to $1,600,000 in 2007. This increase was due to the addition of several full-time employees during 2008 and the last half of 2007.

                           2007 Compared to 2006

Oil revenues increased in 2007 over 2006 by approximately $243,000 an increase of 18%. This was due to an increase in average oil prices from $53.14 per bbl in 2006 to $65.17 per bbl in 2007 offset slightly by a decrease in production from approximately 25,400 bbls in 2006 to approximately 24,500 bbls in 2007. Decreased production of approximately 900 bbls or 3.5% came primarily from mechanical issues associated with some of the Company's operated wells.

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

Lease operating expenses were $353,000 (17%) higher in 2007 because costs to operate increased. As oil and gas prices have escalated, the costs of oil field services and equipment have also increased.

Amortization of the full cost pot (depletion) increased by approximately $183,000 in 2007. This increase was due to the undepleted basis of the full cost pot increasing from an estimated $8,600,00 in 2006 to an estimated $10,500,000 in 2007, with the depletion rate increasing from 5.041% in 2006 to 5.883% in 2007.

General and administrative expenses increased approximately $687,000 between years 2006 and 2007. Almost all of the increase was due to direct and indirect personnel costs of salary, contract labor, payroll taxes, benefits and associated expenses associated with the increased number of technical and professional personnel added to the Company's staff during 2007. Additionally, a portion of the increase is attributable to the outsourcing of the Company's payroll and benefits to Administaff, a Professional Employer Organization.

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


               Item 8. Consolidated Financial Statements And
                        Schedules Index At Page 49


  Item 9. Changes In And Disagreements With Accountants On Accounting
                         And Financial Disclosure

None

                    Item 9A(T). Controls And Procedures

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by management under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of the effectiveness of the Company's disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 as of December 31, 2008. Based upon that most recent evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at December 31, 2008 to ensure that information required to be disclosed in reports that the Company is required to file under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission ("SEC") rules and forms. As a result of this evaluation, there were no changes in the Company's internal control over financial reporting during the three months ended December 31, 2008 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-5(b) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of the Company's principal executive and principal financial officers and effected by the Company's board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States ("GAAP, US") and includes those policies and procedures that:


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

Management of the Company has assessed the effectiveness of its internal control over financial reporting at December 31, 2008. To make this assessment, the Company used the criteria for effective internal control over financial reporting described in Internal Control Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, management of the Company concluded that as of December 31, 2008, the internal control system over financial reporting met those criteria and was effective.

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

Changes in Internal Control Over Financial Reporting.

There has been no change in the Registrant's internal control over financial reporting during the fourth fiscal quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting.

                        Item 9B. Other Information

Not Applicable

                                 PART III

       Item 10.  Directors And Executive Officers Of The Registrant

The Directors and Executive Officers of the Company and certain information concerning them is set forth below:

      Name                 Age   Position
      ------------------   ---   ----------------------------------------------
      Chris G. Mazzini      51   Chairman of the Board, Director and
                                 President

      Michelle H. Mazzini   47   Director, Vice President, Secretary, Treasurer

      David E. Allard       50   Director

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

Mr. Allard has been employed (since May 2008) by Wescott, LLC, a Dallas, Texas based investment holding company. He was Chief Financial Officer (February 2005 to May 2008) of Digital Witness Surveillance, a Dallas, Texas based development stage software provider; Executive Vice President and Secretary (April 2003 to February 2, 2005) of Internet America, Inc. Mr. Allard was Chief Operating Officer (2000-2002) of Primedia Workplace Learning, a workplace training business; Executive Vice President and Chief Financial Officer (1999-
2000) of E-Train, Inc., a provider of online job training and seminars; Special Advisor (1998-1999) of Thayer Capital Partners; Chief Operating Officer (1997-
1998) of Career Track, Inc. (a subsidiary of Transcontinental Realty Investors, Inc.); Senior Vice President and Vice President - Business Development (1992-
1996) of Wescott Communications, Inc.; Partner (1985-1992) of Farmer and Allard, P.C. (a CPA firm); Audit Manager/CPA (1983-1985) of Grant Thornton LLP (a CPA Firm). Mr. Allard has been a Certified Public Accountant since 1983.

                         Key and Technical Employees

In addition to the services provided by Mr. Mazzini and Ms. Mazzini (both of whom have biographies listed above), the Company also relies extensively on the key and the technical employees identified below.

Michael G. Boos, Geologist, earned a Bachelor of Science degree in Geology from the University of Delaware in 1979. After performing geophysical research for the State of Delaware seeking hydrothermal energy sources, Mr. Boos worked independently for many years as a Petroleum Exploration Consultant and as a Staff Explorationist for a local oil company. He has numerous field discoveries in the Mid-Continent to his credit. In 1993 Mr. Boos joined Spindletop's Geological Gepartment. He pursued a Masters degree through the University of Texas system, and later worked as a Geologist and Senior Project Manager for several national environmental consulting firms until rejoining Spindletop in October, 2008. His petroleum exploration experience includes Alaska's North Slope (Prudhoe Bay), many of the continental U.S. producing basins, as well as Central and South America. He has testified as an Expert Witness before the Texas Railroad Commission (TRRC) on several occasions. He is a founding member of both the Geological Information Library of Dallas (GILD, now Geomap) and the American Association of Petroleum Geologists (AAPG) Environmental Division, and is a licensed Professional Geologist (P.G.) in the states of Texas and Tennessee.

Dave Chivvis, Petroleum Engineer, joined the Company at the end of May, 2008. Mr. Chivvis earned his Bachelor of Science degree in Petroleum Engineering from

Texas A&M University in 1993. After graduation, he worked in Dallas for Cox Resources Corporation. At this small independent oil and gas company, he worked in various engineering areas from operations to acquisitions in Texas, Oklahoma, Louisiana, and Arkansas. Mr. Chivvis then moved to Los Angeles in 2001 to pursue other opportunities before moving back to Texas to join the Company.

Robert E. Corbin, Controller, has been a full-time employee of Spindletop since April 2002. From May 2001 until April 2002, Mr. Corbin was an Independent Accounting Consultant and devoted substantially all of his time to Spindletop. He has been active in the oil and gas industry for over 34 years, during which time he has served as financial officer of a publicly-held company as well as several private oil and gas companies and partnerships. Mr. Corbin graduated from Texas Tech University in 1969 with a BBA degree in Accounting and began his accounting career as an auditor with Arthur Andersen & Co. in 1970. Mr.Corbin is a Certified Public Accountant.

Charles (Chuck) D. Howell, Jr., Geologist, joined the Company in April, 2008. Mr. Howell earned a Bachelor of Science in Geology from Southern Methodist University in 1999. Currently, he is finishing his Ph.D. in Geology at the University of Texas at Dallas. Mr. Howell has been in the energy industry since 2003. He began his career at Pioneer Natural Resources working in the Gulf of Mexico. During 2005, Mr. Howell was an Independent Consulting Geologist for Anadarko Petroleum Corporation and worked on development of the historic Salt Creek Oil Field. In 2007, immediately before joining Spindletop Oil and Gas Company, he was a Geologist for Chevron Energy Technology Company in Houston, Texas and was part of a team of stratigraphic specialists for the West Coast of Africa. Mr. Howell is a long-standing and active member of the American Association of Petroleum Geologists, the Society for Sedimentary Geology, the Geological Society of America, the International Association of Sedimentologists, and remains associated with the Ichnology Research Group.

Mike Keen, Operations Manager, joined the Company in March, 2006.  Mr. Keen has
over 28 years experience in the oil and gas industry.   He graduated magna cum
laude from Rose-Hulman Institute of Technology in May 1975 with a Bachelor of Science degree in Mechanical Engineering. Mr. Keen started his career with Texaco, Inc. in Great Bend, Kansas working primarily in the mid-continent area. Mr. Keen then moved to North Texas and went to work for Mitchell Energy
Corporation primarily focusing on the Fort Worth Basin.   He also worked for
Huffco in Indonesia, Aminoil in South Texas and most recently for Envirogas, primarily in the Appalachian and Illinois Basins, before switching to the "downstream" side of the industry to work for Indiana Gas Company the largest gas utility in Indiana at the time.

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




                     Item 11.  Executive Compensation

Cash Compensation
-----------------

On October 1, 2008, Mr. Mazzini and Ms. Mazzini became employees of the Company. From October 1, 2008 to December 31, 2008 neither Mr. Mazzini nor
Ms. Mazzini were paid cash compensation in excess of $100,000.00 each as they were employed by Giant. For the years ended December 31, 2007 and 2006, neither Mr. Mazzini nor Ms. Mazzini received any salary from the Company. Management fees the Company paid to Giant were used to reimburse a portion of Mr. Mazzini's, Ms. Mazzini's and other Giant employees' salaries for time spent working on matters for the Company.

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

                         Compensation of Directors

Directors who are employees of the Company are not currently compensated for their services on the board. In 2008, Mr. Allard was paid a director's fee of $10,000 to compensate him for his position as the Board of Directors' Financial Expert. Mr. Allard received $2,500 for each board of directors meeting during the year. In each of 2007 and 2006, Mr. Paul E. Cash (a director who resigned on October 31, 2007) was paid a director's fee of $10,000 to compensate him for his position as the Board of Directors' Financial Expert.

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


  Item 12.  Security Ownership Of Certain Beneficial Owners And Management

Security Ownership of Certain Beneficial Owners and Managers
------------------------------------------------------------

The table below sets forth the information indicated regarding ownership of the Registrant's common stock, $.01 par value, the only outstanding voting securities, as of December 31, 2008 with respect to: (i) any person who is known to the Registrant to be the owner of more than five percent (5%) of the Registrant's common stock; (ii) the common stock of the Registrant beneficially owned by each of the directors of the Registrant and, (iii) by all officers and directors as a group. Each person has sole investment and voting power with respect to the shares indicated, except as otherwise set forth in the footnotes to the table.
                                                                Pct Based On
                                                    Nature of    Outstanding
    Name and Address                     Number    Beneficial     Percent of
  Of Beneficial Owner                  of Shares    Ownership       Class
----------------------------------- -------------- ----------- ---------------
Chris Mazzini and Michelle Mazzini     5,900,543       (1)           77%
12850 Spurling Rd., Suite 200
Dallas, Texas 75230

All officers and directors
as a group                             5,900,543                     77%



West Coast Asset Management, Inc.        703,000       (2)            8%
West Coast Opportunity Fund, LLC
Paul J. Orfalea
Lance W. Helfert
R. Atticus Lowe
1205 Coast Village Road
Montecito, California 93108


(1) Chris Mazzini directly owns 39,654 shares (1%). Giant Energy Corp. directly owns 5,860,889 shares (76%). Chris Mazzini owns 100% of the common stock of Giant Energy Corp.

(2) According to Amendment No. 2 to Schedule 13G filed with the Commission by these persons for event occurring December 31, 2008, each of the individually named persons have shared power to vote or direct a vote as well as shared power to dispose or direct the disposition of the aggregate amount of stock owned.

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

Chris G. Mazzini and Michelle H. Mazzini, through a limited partnership in which they are limited partners, own M-R Oilfield Services, LP ("MRO"), an oilfield service company which provides roustabout, swabbing and completion services at rates which are at or below market to the Company. This oilfield services company currently does work exclusively for the Company and its parent company Giant Energy Corp. although MRO is contemplating offering its services to unrelated third-parties. The Company benefits by having immediate access to services.

The Company along with Giant Energy Corp. ("Giant") entered into a Farmout and Exploration Agreement dated August 22, 2006 (the "Agreement"), with Williams Production-Gulf Coast Company, L.P. ("Williams"). The Agreement was subsequently amended to clarify a number of provisions in the original Farmout and Exploration Agreement. After drilling twelve of the prescribed number of horizontal Barnett Shale wells, ten on the Spindletop leasehold and two on the Giant leasehold, Williams gave notice of its election to terminate the Agreement in accordance with provisions contained in the Agreement, and subsequent amendments, effective September 19, 2008. There are no early termination penalties incurred by Williams, or any of the parties to the Agreement, however, by opting not to drill all of the prescribed number of carried wells, the earned assignments shall be limited to 50% gross working interest in said wells along with a prescribed quantity of acreage surrounding each horizontal drain hole. As a consequence of the termination of the Agreement, Spindletop is now free to pursue other development opportunities on the leasehold acreage that Spindletop retained and that was not earned by Williams under the Agreement.

Certain Business Relationships
------------------------------

The long-term debt, which is secured by the commercial office building, is also guaranteed individually by Chris G. Mazzini and Michelle H. Mazzini, related parties.

On October 1, 2008, GEC entered into an Administrative Services Agreement with the Company whereby GEC will pay the Company $250 per month for the Company providing administrative services to GEC.

The management services agreement between Giant and the Company which was in effect since 1999 was terminated on September 30, 2008. This agreement provided monthly payments from the Company to Giant in the amount of $20,000 in exchange for several of Giant's personnel providing management, administrative and other services to the Company and for the use of certain Giant assets. On October 1, 2008, GEC entered into an Administrative Services Agreement with the Company whereby GEC will pay the Company $250 per month for the Company providing administrative services to GEC.

The Company has entered into a management services agreement with MRO whereby MRO makes monthly payments in the amount of $1,000 per month to the Company in exchange for the Company providing administrative services to MRO. On
October 1, 2008, the Company entered into a similar agreement with Giant NRG, LP ("NRG") a limited partnership with Chris Mazzini and Michelle Mazzini as limited partners. Under this agreement NRG pays a monthly fee of $2,500 to the Company in exchange for the Company providing certain administrative services to NRG. The Company has entered into a similar arrangement with Peveler Pipeline, LP ("Peveler"), whereby Peveler pays the Company a monthly charge of $250 in exchange for the Company providing administrative services to Peveler. Chris and Michelle Mazzini are the owners of Peveler Pipeline, LP, a limited partnership which owns a pipeline gathering system servicing wells owned by Giant, another related entity, described elsewhere in this report. The Company entered into a similar agreement with M-R Ventures, LLC ("MRV") a limited liability company that operates some wells in Michigan, and that is owned by Chris and Michelle Mazzini. Pursuant to this agreement, MRV will pay the Company a monthly fee in the amount of $500 for certain administrative services that the Company provides to MRV.

             Item 14.  Principal Accounting Fees And Services

The following table sets forth the aggregate fees for professional services rendered to Spindletop Oil & Gas Co. and Subsidiaries for the years 2008, 2007 and 2006 by accounting firm, Farmer, Fuqua, & Huff, P.C.

             Type of Fees             2008      2007      2006

             Audit Fees             $31,000   $33,000   $14,000
             Audit related fees         -         -         -
             Tax fees                   -         -         -
             All other fees             -         -         -

Members of the Board of Directors (the "Board") fulfill the responsibilities of an audit committee and have established policies and Procedures for the approval and pre-approval of audit services and permitted non-audit services. The Board has the responsibility to engage and terminate Farmer, Fuqua, & Huff, P.C. independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All the fees for 2008, 2007 and 2006 were pre-approved by the Board or were within the pre approved guidelines for permitted non-audit services and fees established by the Board, and there were no instances of waiver of approved requirements or guidelines during the same periods.

                                  PART IV

           Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)  The following documents are filed as a part of this report:

       (1) FINANCIAL STATEMENTS: The following financial statements of the Registrant and Report of Independent Registered Public Accounting Firm therein are filed as part of this Report on Form 10-K:

                                                                       Page
       Report of Farmer, Fuqua & Huff, P.C
         Independent Registered Public Accounting Firm . . . . . . . . .53
       Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . .55
       Consolidated Statement of Income. . . . . . . . . . . . . . . . .57
       Consolidated Statement of Changes in
          Stockholders' Equity . . . . . . . . . . . . . . . . . . . . .58
       Consolidated Statements of Cash Flows . . . . . . . . . . . . . .59
       Notes to Consolidated Financial Statements. . . . . . . . . . . .60

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

(c) The Index to Consolidated Financial Statements and Supplemental Schedules is included following the signatures, beginning at page 51 of this Report.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SPINDLETOP OIL & GAS CO.

Dated: April 15, 2009

                                    By /s/ Chris Mazzini
                                    _________________________
                                    Chris Mazzini
                                     President, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                          Capacity                    Date
Principal Executive Officers:



/s/ Chris Mazzini
__________________________________  President, Director         April 15, 2009
Chris Mazzini                       (Chief Executive
                                    Officer)


/s/  Michelle Mazzini
__________________________________  Vice President, Secretary,  April 15, 2009
Michelle Mazzini                    Treasurer, Director



/s/  David E. Allard
__________________________________  Director                    April 15, 2009
David E. Allard



/s/  Robert E. Corbin
__________________________________  Controller (Principal       April 15, 2009
Robert E. Corbin                    Financial and Accounting
                                    Officer)

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
         Index to Consolidated Financial Statements and Schedules



                                                                          Page

Report of Independent Registered Public Accounting Firm . . . . . . . . . .54

Consolidated Balance Sheets - December 31, 2008 and 2007. . . . . . . . . .55

Consolidated Statements of Income for the years
   Ended December 31, 2008, 2007 and 2006 . . . . . . . . . . . . . . . . .57

Consolidated Statements of Changes in Shareholders'
   Equity for the years ended December 31, 2008, 2007, and 2006.  . . . . .58

Consolidated Statements of Cash Flows for the years ended
   December 31, 2008, 2007 and 2006 . . . . . . . . . . . . . . . . . . . .59

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . .60

Schedules for the years ended December 31, 2008, 2007 and 2006
   II - Valuation and Qualifying Accounts . . . . . . . . . . . . . . . . .81
   III - Real Estate and Accumulated Depreciation . . . . . . . . . . . . .82

All other schedules have been omitted because they are not applicable, not required, or the information has been supplied in the consolidated financial statements or notes thereto.


























                                    - 52 -
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Spindletop Oil & Gas Co.

We have audited the accompanying consolidated balance sheets of Spindletop Oil & Gas Co. (A Texas Corporation) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2008. Spindletop Oil & Gas Co.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spindletop Oil & Gas Co. and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management's assertion about the effectiveness of Spindletop Oil & Gas Co's internal control over financial reporting as of December 31, 2008 included in the accompanying management report on internal control over financial reporting and, accordingly, we do not express an opinion thereon.

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

Plano, Texas
April 15, 2009

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                                        As of December 31
                                                   --------------------------
                                                       2008          2007
                                                   -----------    -----------
                ASSETS

Current Assets
  Cash and cash equivalents                        $10,468,000    $ 6,325,000
  Accounts receivable, trade                         1,510,000      1,413,000
                                                   -----------    -----------
    Total current assets                            11,978,000      7,738,000
                                                   -----------    -----------

Property and Equipment, at cost
  Oil and gas properties (full cost method)         13,633,000     11,041,000
  Rental equipment                                     399,000        399,000
  Gas gathering systems                                145,000        145,000
  Other property and equipment                         170,000        183,000
                                                   -----------    -----------
                                                    14,347,000     11,768,000
  Accumulated depreciation and amortization         (7,007,000)    (5,902,000)
                                                   -----------    -----------
    Total property and equipment, net                7,340,000      5,866,000
                                                   -----------    -----------

Real Estate Property, at cost
  Land                                                 688,000        688,000
  Commercial office building                         1,580,000      1,542,000
  Accumulated depreciation                            (300,000)      (204,000)
                                                   -----------    -----------
    Total real estate property, net                  1,968,000      2,026,000
                                                   -----------    -----------

Other Assets                                             3,000          1,000
                                                   -----------    -----------
Total Assets                                       $21,289,000    $15,631,000
                                                   ===========    ===========











     The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS - (Continued)


                                                        As of December 31
                                                   --------------------------
                                                       2008           2007
                                                   -----------    -----------
   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Notes payable, current portion                   $   120,000    $   120,000
  Accounts payable and accrued liabilities           3,788,000      2,272,000
  Income tax payable                                    44,000          8,000
  Tax savings benefit payable                           97,000         97,000
                                                   -----------    -----------
    Total current liabilities                        4,049,000      2,497,000
                                                   -----------    -----------

Non-current Liabilities
  Notes payable, long-term portion                   1,080,000      1,200,000
  Asset Retirement Obligation                          667,000        564,000
                                                   -----------    -----------
    Total non-current liabilities                    1,747,000      1,764,000
                                                   -----------    -----------

Deferred income tax payable                          2,457,000      1,855,000
                                                   -----------    -----------
    Total liabilities                                8,253,000      6,116,000
                                                   -----------    -----------


Shareholders' Equity
  Common stock, $.01 par value; 100,000,000
   Shares authorized; 7,677,471 shares
   issued and 7,610,803 shares outstanding
   at December 31, 2008; 7,677,471 shares
   issued and 7,610,803 shares outstanding at
   December 31, 2007.                                   77,000         77,000
Additional paid-in capital                             874,000        874,000
Treasury Stock at cost                                 (32,000)       (32,000)
Retained earnings                                   12,117,000      8,596,000
                                                   -----------    -----------
  Total shareholders' equity                        13,036,000      9,515,000
                                                   -----------    -----------

Total Liabilities and Shareholders' Equity         $21,289,000    $15,631,000
                                                   ===========    ===========





     The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME

                                                Years Ended December 31,
                                          -----------------------------------
                                              2008        2007        2006
                                          ----------- ----------- -----------
Revenues
  Oil and gas revenue                     $12,690,000 $ 7,437,000 $ 5,076,000
  Revenue from lease operations               269,000     212,000     154,000
  Gas gathering, compression and
  Equipment rental                            179,000     179,000     140,000
  Real estate rental income                   509,000     512,000     430,000
  Interest income                             285,000     299,000     275,000
  Other                                       132,000      68,000      99,000
                                          ----------- ----------- -----------
    Total revenue                          14,064,000   8,707,000   6,174,000
                                          ----------- ----------- -----------

Expenses
  Lease operations                          3,521,000   2,459,000   2,106,000
  Pipeline and rental operations               40,000      49,000      50,000
  Real estate operations                      320,000     365,000     330,000
  Depreciation and amortization             1,215,000     728,000     528,000
  Accretion of asset retirement obligation     38,000      24,000      34,000
  General and administrative                3,198,000   2,221,000   1,534,000
  Interest expense                            112,000      86,000     142,000
                                          ----------- ----------- -----------
    Total expenses                          8,444,000   5,932,000   4,724,000
                                          ----------- ----------- -----------
Income before income tax                    5,620,000   2,775,000   1,450,000
                                          ----------- ----------- -----------

Current tax provision                       1,497,000     436,000         -
Deferred tax provision                        602,000     531,000     530,000
                                          ----------- ----------- -----------
                                            2,099,000     967,000     530,000
                                          ----------- ----------- -----------

Net income                                $ 3,521,000 $ 1,808,000 $   920,000
                                          =========== =========== ===========

Earnings per Share of Common Stock
  Basic                                     $  0.46     $  0.24     $  0.12
                                          =========== =========== ===========
  Diluted                                   $  0.46     $  0.24     $  0.12
                                          =========== =========== ===========

Weighted Average Shares Outstanding         7,610,803   7,604,269   7,589,995
                                          =========== =========== ===========
Diluted Shares Outstanding                  7,610,803   7,604,269   7,589,995
                                          =========== =========== ===========

The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

                                     Additional     Treasury
                      Common Stock     Paid-In        Stock         Retained
                    Shares   Amount    Capital   Shares   Amount    Earnings
                  --------- -------- ---------- -------- -------- -----------
Balance at
December 31, 2005 7,677,471 $ 77,000 $  831,000   91,668 $(42,000)$ 5,868,000

Issuance of 10,000
shares of Common Stock
out of Treasury Stock
as part of an employee
compensation package    -        -       19,000  (10,000)   2,000         -

Net Income              -        -          -        -        -       920,000
                  --------- -------- ---------- -------- -------- -----------
Balance at
December 31, 2006 7,677,471 $ 77,000 $  850,000   81,668 $(40,000)$ 6,788,000

Issuance of 5,000
shares of Common Stock
out of Treasury Stock
as part of an employee
compensation package    -        -        9,000   (5,000)   2,000        -

Issuance of 10,000
shares of Common Stock
out of Treasury Stock
as part of an employee
compensation package    -        -       15,000  (10,000)   6,000         -

Net Income              -        -          -        -        -     1,808,000
                  --------- -------- ---------- -------- -------- -----------
Balance at
December 31, 2007 7,677,471 $ 77,000 $  874,000   66,668 $(32,000)$ 8,596,000

Net Income              -        -          -        -      -       3,521,000
                  --------- -------- ---------- -------- -------- -----------
Balance at
December 31, 2008 7,677,471 $ 77,000 $  874,000   66,668 $(32,000)$12,117,000
                  ========= ======== ========== ======== ======== ===========









     The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Years Ended December 31,
                                          -----------------------------------
                                              2008        2007        2006
                                          ----------- ----------- -----------
Cash Flows from Operating Activities
  Net Income                              $ 3,521,000 $ 1,808,000 $   920,000
  Reconciliation of net income
    to net cash provided by
    Operating Activities
     Depreciation and amortization          1,215,000     728,000     528,000
     Accretion of asset retirement
        Obligation                             38,000      24,000      34,000
     Loss on disposal of assets                 8,000         -           -
     Non-cash employee compensation               -        32,000      21,000
     Changes in prepaid expenses
        to related party                          -        60,000     (60,000)
     Changes in accounts receivable           (97,000)   (240,000)     55,000
     Changes in prepaid income tax                -       427,000    (426,000)
     Changes in accounts payable            1,517,000      35,000     293,000
     Changes in current taxes payable          35,000       8,000     (20,000)
     Changes in deferred taxes payable        602,000     531,000     530,000
     Changes in other assets                   (2,000)     (1,000)      1,000
                                          ----------- ----------- -----------
Net cash provided by operating
  activities                                6,837,000   3,412,000   1,876,000
                                          ----------- ----------- -----------
Cash flows from Investing Activities
  Capitalized acquisition, exploration
    and development costs                  (2,527,000) (2,651,000) (1,305,000)
  Purchase of property and equipment           (8,000)    (42,000)     10,000
  Capitalized tenant improvements             (39,000)    (33,000)   (210,000)
  Proceeds from sale of properties                -           -           -
                                          ----------- ----------- -----------
Net cash used for investing activities
  activities                               (2,574,000) (2,726,000) (1,505,000)
                                          ----------- ----------- -----------
Cash Flows from Financing Activities
  Repayment of note payable to a bank        (120,000)   (120,000)   (120,000)
                                          ----------- ----------- -----------
Net cash used for financing
  activities                                 (120,000)   (120,000)   (120,000)
                                          ----------- ----------- -----------

Increase in cash                            4,143,000     566,000     251,000

Cash at beginning of period                 6,325,000   5,759,000   5,508,000
                                          ----------- ----------- -----------
Cash at end of period                     $10,468,000 $ 6,325,000 $ 5,759,000
                                          =========== =========== ===========

     The accompanying notes are an integral part of these statements.

                                    - 58 -
                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Organization and Nature of Operations
-------------------------------------

The Company was organized as a Texas corporation in September 1985, in connection with the Plan of Reorganization ("the Plan"), effective September 9, 1985, of Prairie States Exploration, Inc., ("Exploration"), a Colorado corporation, which had previously filed for Chapter 11 bankruptcy. In connection with the Plan, Exploration was merged into the Company, with the Company being the surviving corporation. After giving effect to a stock split, up to a total of 166,667 of the Company's common shares may be issued to Exploration's former shareholders. As of December 31, 2008, 2007, and 2006, 122,436 shares have been issued to former shareholders in connection with the Plan.

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

Investments in Real Estate
--------------------------

All investments in real estate holdings are stated at cost or adjusted carrying value. Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), requires that a property be considered impaired if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. If impairment exists, an impairment loss is recognized by a charge against earnings equal to the amount by which the carrying amount of the property exceeds fair market value less cost to sell the property. If impairment of a property is recognized, the carrying amount of the property is reduced by the amount of the impairment, and a new cost for the property is established. Depreciation is provided over the properties estimated remaining useful life. There was no charge to earnings during 2008 due to impairment of real estate holdings.

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

The following table reflects the changes of the asset retirement obligations during the period ending December 31;
                                                     2008            2007
                                                 ------------    ------------
Carrying amount of asset retirement obligation   $    564,000    $    251,000
Liabilities added                                      84,000         374,000
Liabilities divested or settled                       (19,000)        (85,000)
Current period accretion expenses                      38,000          24,000
                                                 ------------    ------------
Carrying amount as of December 31,               $    667,000    $    564,000
                                                 ============    ============

Revenue Recognition
-------------------

The Company follows the "sales" (takes or cash) method of accounting for oil and gas revenues. Under this method, we recognize revenues on oil and gas production as it is taken and delivered to the purchasers. The volumes sold may be more or less than the volumes we are entitled to take based on our ownership in the property. These differences result in a condition known as a production imbalance. Our crude oil and natural gas imbalances are insignificant.

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

The Company adopted the provisions of FIN 48 effective January 1, 2007. The adoption of this accounting principle did not have an effect on the Company's consolidated financial statements at, and for the three years ended
December 31, 2008.

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




                                    - 62 -
Use of Estimates
----------------

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

Newly issued accounting standards
----------------------------------

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." ("SFAS No. 157"). SFAS No. 157 defines fair value and establishes a framework for measuring fair value, which includes a hierarchy based on the quality of inputs used to measure fair value. SFAS No. 157 also expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 requires the categorization of financial assets and liabilities, based on the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to the quoted prices in active markets for identical assets and liabilities and lowest priority to unobservable inputs. SFAS No. 157 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement. The levels of the SFAS No. 157 fair value hierarchy are described as follows:

     - Level 1-Financial assets and liabilities whose values are based on unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

     - Level 2-Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable for substantially the full term of the asset or liability.

     - Level 3-Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

SFAS No. 157 became effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB deferred the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also removed certain leasing transactions from the scope of SFAS No. 157. On January 1, 2008, the Company partially adopted SFAS No. 157. The partial adoption of this statement did not have a material impact on the financial statements. Management expects to adopt the remaining provisions of SFAS 157 beginning in 2009. Management does not expect this adoption to have a material impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115. " ("SFAS No. 159"). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 became effective for fiscal years beginning after November 15, 2007. On January 1, 2008, the Company adopted SFAS No. 159 and has currently not elected to measure any financial instruments or other items (not currently required to be measured at fair value) at fair value.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) ("SFAS l4lR"), "Business Combinations. " SFAS l4lR establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combinations. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing accounting principles until January 1, 2009. The Company expects SFAS 141R will affect the Company's consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquisitions, if any, the Company consummates after the effective date.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements." effective for financial statements issued for fiscal years beginning after December 15, 2008. SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, and will impact the recording of minority interest. The Company is currently evaluating the effects the adoption of SFAS No. 160 will have on its financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" effective for interim periods after November 15, 2008. SFAS No. 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. The Company currently does not have any derivative instruments or hedging activities that required adoption of SFAS No. 161.

In May 2008, the FASB issued SFAS No. 163, " Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60" effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years beginning after May 23, 2008. This statement requires expanded disclosures about financial guarantee insurance contract. The Company currently does not have any guarantee insurance contracts that require disclosure under SFAS No. 163.


3.  ACCOUNTS RECEIVABLE
                                                         December 31,
                                                 ----------------------------
                                                     2008            2007
                                                 ------------    ------------
      Trade                                      $    640,000    $    370,000
      Accrued receivable                              884,000       1,057,000
                                                 ------------    ------------
                                                    1,524,000       1,427,000
      Less: Allowance for losses                      (14,000)        (14,000)
                                                 ------------    ------------
                                                 $  1,510,000    $  1,413,000
                                                 ============    ============

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

4.  ACCOUNTS PAYABLE
                                                         December 31,
                                                 ----------------------------
                                                     2008            2007
                                                 ------------    ------------
      Trade payables                             $    544,000    $    699,000
      Production proceeds payable                   1,990,000       1,070,000
      Prepaid drilling costs                          834,000         414,000
      Other                                           420,000          89,000
                                                  -----------    ------------
                                                  $ 3,788,000    $  2,272,000
                                                  ===========    ============

5.  NOTES PAYABLE
                                                         December 31,
                                                 ----------------------------
                                                     2008           2007
                                                 ------------    ------------
Note payable to a bank with monthly
principal payments of $10,000 plus
Accrued interest; interest at a
variable annual interest rate based
upon an index which is the Treasury
Securities Rate for a term of seven
years, plus 2.20%.  The interest rate
is subject to change on the first day
of each seven year anniversary after
the date of the note based on the Index
then in effect.  As of the date of the
Loan, the annual interest rate was
6.11%.  The note is collateralized by
land and commercial office building,
plus a guarantee by certain related
parties.                                         $  1,200,000    $  1,320,000

Less current maturities                               120,000         120,000
                                                 ------------    ------------
  Total notes payable, long-term portion         $  1,080,000    $  1,200,000
                                                 ============    ============

Estimated annual maturities for long-term debt are as follows:

                          2009            $   120,000
                          2010                120,000
                          2011                120,000
                          2012                120,000
                          2013                120,000
                        thereafter            480,000
                                          -----------
                                          $ 1,080,000
                                          ===========


6. RELATED PARTY TRANSACTIONS

Since 1999 Giant Energy Corp. ("Giant") has charged the Company a fee pursuant to a management services agreement. Effective January 1, 2003, this agreement was amended to increase the monthly payments from the Company to Giant to $20,000 in exchange for several of Giant's personnel providing management, administrative and other services to the Company and for the use of certain Giant assets. Giant is wholly owned by Chris Mazzini, President of the Company. General and administrative expense for the years ending December 31, 2008, 2007 and 2006 includes $180,000, $240,000 and $240,000, respectively, related to this agreement. Effective October 1, 2008, this agreement was terminated.

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

The Company has guaranteed a $50,000 letter of credit issued by a bank for the benefit of an company in favor of the Railroad Commission of Texas. This letter of credit was issued in accordance with the filing of a P-5 Organization Report as required by the Texas Natural Resources Code in order to perform operations within the jurisdiction of the Railroad Commission of Texas. This letter of credit are secured by a restriction of certain funds of the Company on deposit at the bank issuing the letters of credit.

The long-term debt, which is secured by the commercial office building, is also guaranteed individually by Chris G. Mazzini and Michelle H. Mazzini, related parties.

The Company and Giant entered into a joint Barnett Shale horizontal drilling and development program dated August 22, 2006, and later amended on October 20, 2006 (the "Agreement") with an unrelated third party company. (See "Joint Drilling Development of North Texas Barnett Shale Leasehold" on page 6). Effective September 19, 2008, the unrelated third party terminated the Agreement in accordance with provisions contained in the Agreement, and subsequent amendments.

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

In connection with the Plan discussed in Note 1, the Company agreed to pay, in cash, to Exploration's unsecured creditors, as defined, one-half of the future reductions of Federal income taxes which were directly related to any allowed carryovers of Exploration's net operating losses and investment tax credits. Such payments are to be made on a pro-rata basis. Amounts incurred under this agreement, which are considered contingent consideration under APB No. 16, totaled $ -0-, $ -0-, and $ -0- in 2008, 2007 and 2006, respectively. As of December 31, 2008 the Company has not received a ruling from the Internal Revenue Service concerning the net operating loss and investment credit carryovers. Until the tax savings which result from the utilization of these carry-forwards is assured, the Company will not pay to Exploration's unsecured creditors any of the tax savings benefit. As of December 31, 2008 and 2007, the Company owes $97,000 respectively to Exploration's unsecured creditors.

In calculating tax savings benefits described above, consideration was given to the alternative minimum tax, where applicable, and the tax effects of temporary differences, as shown below:

Income tax differed from the amounts computed by applying an effective U.S. federal income tax rate of 34% to pretax income in 2008, 2007 and 2006 as a result of the following:

                                               2008        2007        2006
                                          -----------  ----------  ----------
    Computed expected tax expense         $ 1,910,000  $  944,000  $  493,000
    Miscellaneous timing differences
      related to book and tax depletion
      differences and the expensing of
      intangible drilling costs              (576,000)   (508,000)   (493,000)
                                          -----------  ----------  ----------
    Expected Federal income tax           $ 1,334,000  $  436,000  $      -
                                          ===========  ==========  ==========

Income tax expense for the years ended December 31, 2008, 2007 and 2006 consisted of the following:
                                               2008        2007        2006
                                          -----------  ----------  ----------
    Federal income taxes                  $ 1,334,000  $  436,000  $      -
    State income taxes                        163,000         -           -
                                          -----------  ----------  ----------
    Current income tax provision          $ 1,497,000  $  436,000  $      -
                                          ===========  ==========  ==========

Deferred income taxes reflect the effects of temporary differences between the tax bases of assets and liabilities and the reported amounts of those assets and liabilities for financial reporting purposes. Deferred income taxes also reflect the value of net operating losses, investment tax credits and an offsetting valuation allowance. The Company's total deferred tax assets and corresponding valuation allowance at December 31, 2008 and 2007 consisted of the following:

                                                         December 31,
                                                 ----------------------------
                                                       2008            2007
                                                 ------------    ------------
  Deferred tax assets
    Depreciation, depletion and amortization          (44,000)         22,000
    Other, net                                          9,000           9,000
                                                 ------------    ------------
      Total                                           (35,000)         31,000

  Deferred tax liabilities
    Expired leasehold                                 (54,000)        (58,000)
    Intangible drilling costs                      (2,368,000)     (1,828,000)
                                                  ------------    ------------
  Net deferred tax liability                       (2,457,000)     (1,855,000)
                                                  ============    ============


9. CASH FLOW INFORMATION

The Company does not consider any of its assets, other than cash and certificates of deposit shown as cash on the balance sheet, to meet the definition of a cash equivalent.

Net cash provided by operating activities includes cash payments for interest of $79,000, $86,000, and $94,000 for the years 2008, 2007 and 2006, respectively. Also included are cash payments for taxes of $1,300,000, $-0-, and $445,000 in 2008, 2007 and 2006, respectively.

Excluded from the Consolidated Statements of Cash Flows were the effects of certain non-cash investing and financing activities, as follows:

                                               2008        2007        2006
                                           ----------- ----------- -----------
  Addition (reduction) of Oil & Gas
    Properties by recognition of
    Asset Retirement Obligation            $    65,000     289,000 $   (22,000)
                                           ----------- ----------- -----------
                                           $    65,000 $   289,000 $   (22,000)
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

11.  CONCENTRATIONS OF CREDIT RISK

As of December 31, 2008 the Company had approximately $5,775,000 in checking and money market accounts at one bank, and approximately $3,634,000 in a second bank, including $1,400,000 of short-term certificates of deposit. The Company also had approximately $2,856,000, including $1,000,000 of short-term certificates of deposit invested at ten other banking institutions. Cash amounts on deposit at these institutions exceed current per account FDIC protection limits by approximately $6,339,000.

Most of the Company's business activity is located in Texas. Accounts receivable as of December 31, 2008 and 2007 are due from both individual and institutional owners of joint interests in oil and gas wells as well as purchasers of oil and gas. A portion of the Company's ability to collect these receivables is dependent upon revenues generated from sales of oil and gas produced by the related wells.

12. FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments at December 31, 2008 and 2007 follow:
                                -------- 2008 ------    -------- 2007 -------
                                Carrying       Fair     Carrying       Fair
                                 Amount       Value      Amount       Value
                              ----------- ----------- ----------- -----------
     Cash                     $10,468,000 $10,468,000 $ 6,325,000 $ 6,325,000
     Accounts receivable        1,510,000   1,510,000   1,413,000   1,413,000

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

At December 31, 2008 the Company has acquired bonds and letters of credit issued in favor of various state regulatory agencies as mandated by state law in order to comply with financial assurance regulations required to perform oil and gas operations within the various state jurisdictions.

The Company has eleven, $5,000 single-well bonds totaling $55,000 with an insurance company, for wells the Company operates in Alabama. The bonds are written for a three year period. The Company also has a single-well bond in the amount of $10,000 with a different insurance company for a well operated in New Mexico. This bond renews annually.

The Company has seven letters of credit from a bank issued for the benefit of various state regulatory agencies in Texas, Oklahoma, and Louisiana, ranging in amounts from $25,000 to $50,000 and totaling $250,000. These letters of credit have expiration dates that range from February 26, 2009 through March 31, 2010 and are fully secured by funds on deposit with the bank in business money market accounts.

14.    ADDITIONAL OPERATIONS AND BALANCE SHEET INFORMATION

Certain information about the Company's operations for the years ended December 31, 2008, 2007 and 2006 follows.

Sale of Oil & Gas Properties
----------------------------

Effective June 1, 2007, the Company sold its working interest and operations in the Federal 2-33 well located in Lea County, New Mexico to an unrelated party for $20,000 in cash.

Significant Oil and Gas Purchasers
-----------------------------------

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

The following is a summary of significant purchasers from oil and natural gas produced by the Company for the three-year period ended December 31, 2008:


                                             Year Ended December 31, (1)
                                          --------------------------------
            Purchaser                         2008       2007       2006
-----------------------------------------   --------   --------   --------
Crosstex Energy Services, LP                   42%        26%         3%
Enbridge Energy Partners
  (formerly Enbridge North Texas               26%        36%        38%
Targa Midstream Service, LIM
  (formerly Dynegy Midstream Services, LIM      6%         3%         -%
Shell Trading (US) Company                      5%         6%         8%
Eastex Crude Company                            3%         2%         -%
Devon Gas Services, L.P                         2%         2%         4%
Teppco Crude Oil, LP                            2%         5%         3%
Genesis                                         1%         -%         -%
Gateway Gathering & Marketing                   1%         -%         -%
ETC Texas Pipeline                              1%         2%         5%
Navajo Refining Co.                             1%         2%         -%
Plains Marketing, L.P.                          -%         1%         6%

 (1)  Percent of Total Oil & Gas Sales

Oil and gas is sold to approximately 96 different purchasers under market sensitive, short-term contracts computed on a month to month basis.

Except as set forth above, there are no other customers of the Company that individually accounted for more than 5% of the Company's oil and gas revenues during the three years ended December 31, 2008.

The Company currently has no hedged contracts.

Certain revenues, costs and expenses related to the Company's oil and gas operations are as follows:

                                                Year Ended December 31,
                                          -----------------------------------
                                              2008        2007        2006
                                          ----------- ----------- -----------
  Capitalized costs relating to oil
    and gas producing activities:
      Unproved properties                 $ 1,821,000 $ 1,100,000 $   428,000
      Proved properties                    11,813,000   9,941,000   7,674,000
                                          ----------- ----------- -----------
        Total capitalized costs            13,634,000  11,041,000   8,102,000

      Accumulated amortization             (6,340,000) (5,249,000) (4,631,000)
                                          ----------- ----------- -----------
        Total capitalized costs, net      $ 7,294,000 $ 5,792,000 $ 3,471,000
                                          =========== =========== ===========

                                                  Year Ended December 31,
                                          -----------------------------------
                                              2008        2007       2006
                                          ----------- ----------- -----------
  Costs incurred in oil and gas property
    acquisition, exploration and
    development:
      Acquisition of properties           $    28,000 $ 1,516,000 $       -
      Development costs                     2,509,000   1,423,000   1,283,000
                                          ----------- ----------- -----------
        Total costs incurred              $ 2,537,000 $ 2,939,000 $ 1,283,000
                                          =========== =========== ===========



                                                Year Ended December 31,
                                          -----------------------------------
                                              2008       2007        2006
                                          ----------- ----------- -----------
Results of Operations from producing
  activities:
    Sales of oil and gas                  $12,690,000 $ 7,437,000 $ 5,076,000
                                          ----------- ----------- -----------

    Production costs                        3,521,000   2,459,000   2,106,000
    Amortization of oil and gas
      Properties                            1,091,000     619,000     435,000
                                          ----------- ----------- -----------
    Total production costs                  4,612,000   3,078,000   2,541,000
                                          ----------- ----------- -----------
      Total net revenue                   $ 8,078,000 $ 4,359,000 $ 2,535,000
                                          =========== =========== ===========

                                                  Year Ended December 31,
                                          -----------------------------------
                                              2008        2007        2006
                                          ----------- ----------- -----------
Sales price per equivalent Mcf              $  8.89     $  7.24     $  6.16
                                          =========== =========== ===========
Production costs per equivalent Mcf         $  2.47     $  2.39     $  2.55
                                          =========== =========== ===========
Amortization per equivalent Mcf             $  0.76     $  0.60     $   .53
                                          =========== =========== ===========


                                                  Year Ended December 31,
                                          -----------------------------------
                                              2008        2007        2006
                                          ----------- ----------- -----------
Results of Operations from gas
gathering and equipment rental
activities:

  Revenue                                 $   179,000 $   179,000 $   140,000
                                          ----------- ----------- -----------

  Operating expenses                           40,000      50,000      50,000
  Depreciation                                  8,000       7,000      10,000
                                          ----------- ----------- -----------
    Total costs                                48,000      57,000      60,000
                                          ----------- ----------- -----------
      Total net revenue                   $   131,000 $   122,000 $    80,000
                                          =========== =========== ===========


15.  BUSINESS SEGMENTS

The Company's three business segments are (1) oil and gas exploration, production and operations, (2) transportation and compression of natural gas, and (3) commercial real estate investment. Management has chosen to organize the Company into the three segments based on the products or services provided. The following is a summary of selected information for these segments for the three-year period ended December 31, 2008:

                                                 Year Ended December 31,
                                          -----------------------------------
                                              2008        2007        2006
                                          ----------- ----------- -----------
Revenues: (3)
  Oil and gas exploration, production
    and operations                        $12,959,000 $ 7,649,000 $ 5,230,000
  Gas gathering, compression and
    equipment rental                          179,000     179,000     140,000
  Real estate rental                          509,000     512,000     430,000
                                          ----------- ----------- -----------
                                          $13,647,000 $ 8,340,000 $ 5,800,000
                                          =========== =========== ===========

Depreciation, depletion and
Amortization expense:
  Oil and gas exploration, production
    and operations                        $ 1,110,000 $   673,000 $   471,000
  Gas gathering, compression and
    equipment rental                            8,000       8,000      10,000
  Real estate rental                           97,000      47,000      47,000
                                          ----------- ----------- -----------
                                          $ 1,215,000 $   728,000 $   528,000
                                          =========== =========== ===========

Income from operations:
  Oil and gas exploration, production
    and operations                        $ 8,290,000 $ 4,493,000 $ 2,653,000
  Gas gathering, compression and
    equipment rental                          131,000     122,000      80,000
  Real estate rental                           92,000     100,000      53,000
                                          ----------- ----------- -----------
                                            8,513,000   4,715,000   2,786,000
Corporate and other (1)                    (5,344,000) (2,907,000) (1,866,000)
                                          ----------- ----------- -----------
Consolidated net income (loss)            $ 3,169,000 $ 1,808,000 $   920,000
                                          =========== =========== ===========


Identifiable Assets net of DDA:
  Oil and gas exploration, production
    and operations                        $ 7,333,000 $ 5,851,000 $ 3,507,000
  Gas gathering, compression and
    equipment rental                            7,000      15,000      23,000
  Real estate rental                        1,968,000   2,026,000   2,076,000
                                          ----------- ----------- -----------
                                          $ 9,308,000 $ 7,892,000 $ 5,606,000
Corporate and other (2)                    11,981,000   7,739,000   7,418,000
                                          ----------- ----------- -----------
Consolidated total assets                 $21,289,000 $15,631,000 $13,024,000
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

16.   SUPPLEMENTARY INCOME STATEMENT INFORMATION

The following items were charged directly to expense:

                                                  Year Ended December 31,
                                          -----------------------------------
                                              2008        2007        2006
                                          ----------- ----------- -----------
  Maintenance and repairs                 $    21,000 $    8,000  $    31,000
  Production taxes                            337,000    455,000      290,000
  Taxes, other than payroll and
    income taxes                             (13,000)     49,000       37,000


17.  QUARTERLY DATA (UNAUDITED)

The table below reflects selected quarterly information for the years ended December 31, 2008, 2007 and 2006.
                                     Year Ended December 31, 2008
                               ----------------------------------------------
                                  First      Second       Third      Fourth
                                 Quarter     Quarter     Quarter     Quarter
                               ----------  ----------  ----------  ----------
Revenue                        $3,410,000  $3,553,000  $4,482,000  $2,619,000
Expense                        (1,502,000) (2,052,000) (1,975,000) (2,915,000)
                               ----------  ----------  ----------  ----------
Operating income                1,908,000   1,501,000   2,507,000    (296,000)
Current tax provision            (321,000)   (540,000)   (859,000)    223,000
Deferred tax provision           (410,000)     56,000      30,000    (278,000)
                               ----------  ----------  ----------  ----------
Net income                      1,177,000   1,017,000   1,678,000    (351,000)
                               ==========  ==========  ==========  ==========
Earnings per share
  of common stock
     Basic and Diluted            $0.15       $0.13       $0.22      ($0.04)

                                     Year Ended December 31, 2007
                               ----------------------------------------------
                                  First      Second       Third      Fourth
                                 Quarter     Quarter     Quarter     Quarter
                               ----------  ----------  ----------  ----------
Revenue                        $1,417,000  $2,160,000  $1,988,000  $3,142,000
Expense                          (999,000) (1,296,000) (1,440,000) (2,197,000)
                               ----------  ----------  ----------  ----------
Operating income                  418,000     864,000     548,000     945,000
Current tax provision            (111,000)   (177,000)    (10,000)   (138,000)
Deferred tax provision            (91,000)   (173,000)   (147,000)   (120,000)
                               ----------  ----------  ----------  ----------
Net income                        216,000     514,000     391,000     687,000
                               ==========  ==========  ==========  ==========

Earnings per share
  of common stock
     Basic and Diluted            $0.03       $0.07       $0.05       $0.09

                                        Year Ended December 31, 2006
                               ----------------------------------------------
                                  First      Second       Third      Fourth
                                 Quarter     Quarter     Quarter     Quarter
                               ----------  ----------  ----------  ----------
Revenue                        $1,561,000  $1,520,000  $1,696,000  $1,397,000
Expense                          (927,000) (1,176,000) (1,233,000) (1,388,000)
                               ----------  ----------  ----------  ----------
Operating income                  634,000     344,000     463,000       9,000
Current tax provision              (2,000)   (133,000)   (115,000)    250,000
Deferred tax provision           (161,000)    (91,000)    (20,000)   (258,000)
                               ----------  ----------  ----------  ----------
Net income                        471,000     120,000     328,000       1,000
                               ==========  ==========  ==========  ==========

Earnings per share
  of common stock
     Basic and Diluted            $0.06       $0.02       $0.04        $0.00

18.   SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

The Company's net proved oil and natural gas reserves as of December 31, 2008, 2007, and 2006 have been estimated by Netherland, Sewell & Associates, Inc.
All estimates are in accordance with guidelines established by the Securities and Exchange Commission. Accordingly, the following reserve estimates were based on existing economic and operating conditions. Oil and gas prices in effect at December 31, of each year were used. Operating costs, production and ad valorem taxes and future development costs were based on current costs with no escalation.

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

Changes in Estimated Quantities of Proved Oil and Gas Reserves (Unaudited):

                                                    Crude Oil     Natural Gas
                                                       Bbls          Mcf
                                                  ------------   ------------
Quantities of Proved Reserves:
------------------------------
  Balance December 31, 2005                            483,623     14,781,813
    Sales of reserves in place                             -              -
    Acquired properties                                    -              -
    Extensions and discoveries                          35,856      6,098,653
    Revisions of previous estimates *                 (137,414)    (6,822,992)
    Production                                         (25,443)      (671,512)
                                                  ------------   ------------
  Balance December 31, 2006                            356,622     13,385,962
    Sales of reserves in place                             -              -
    Acquired properties                                    -              -
    Extensions and discoveries                          12,239      1,485,603
    Revisions of previous estimates                        765        375,862
    Production                                         (24,472)      (880,662)
                                                  ------------   ------------
  Balance December 31, 2007                            345,154     14,366,765
    Sales of reserves in place                             -              -
    Acquired properties                                    -              -
    Extensions and discoveries                           1,500        130,600
    Revisions of previous estimates                    (52,279)       494,418
    Production                                         (32,663)    (1,231,835)
                                                  ------------   ------------
  Balance December 31, 2008                            261,712     13,759,948
                                                  ============   ============

* May be described as a divestiture, not a change in engineering.

Proved Developed Reserves:
--------------------------
  Balance December 31, 2006                            340,870      7,352,511
  Balance December 31, 2007                            334,213     10,947,481
  Balance December 31, 2008                            252,948     10,882,637

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

Reserve estimates were prepared in accordance with standard Security and Exchange Commission guidelines. The future net cash flow was computed using year-end 2008 oil and gas prices. Lease operating costs, compression, dehydration, transportation, ad valorem taxes, severance taxes, and federal income taxes were deducted. Costs and prices were held constant and were not escalated over the life of the properties. No deduction has been made for interest, or general corporate overhead. The annual discount of estimated future cash flows is defined, for use herein, as future cash flows discounted at 10% per year, over the expected period of realization.

Proved Developed Reserves were calculated based on Decline Curve Analysis on 116 operated wells and 121 non-operated wells. Materially insignificant operated and non-operated wells were excluded from the reserve estimate.

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

Standardized measure of discounted future net cash flows related to proved reserves:

                                               Year Ended December 31,
                                       --------------------------------------
                                           2008         2007         2006
                                       ------------ ------------ ------------

  Future production revenue            $ 83,207,000 $115,233,000 $ 81,294,000
  Future development costs               (4,476,000)  (4,601,000)  (4,778,000)
  Future production costs               (29,657,000) (26,806,000) (21,323,000)
                                       ------------ ------------ ------------
  Future net cash flow before
    Federal income tax                   49,074,000   83,826,000   55,193,000
  Future income taxes                   (13,741,000) (23,471,000) (15,454,000)
                                       ------------ ------------ ------------
  Future net cash flows                  35,333,000   60,355,000   39,739,000
  Effect of 10% annual discounting      (13,072,000) (18,141,000) (14,074,000)
                                       ------------ ------------ ------------
  Standardized measure of
    Discounted net cash flows          $ 22,261,000 $ 42,214,000 $ 25,665,000
                                       ============ ============ ============





Changes in the standardized measure of discounted future net cash flows:

                                               Year Ended December 31,
                                       --------------------------------------
                                           2008         2007         2006
                                       ------------ ------------ ------------

Beginning of the year                  $ 42,214,000 $ 25,665,000 $ 27,861,000
  Oil and gas sales, net of
    production costs                     (9,169,000)  (4,978,000)  (2,970,000)
  Sales of reserves in place                    -            -            -
  Net change in prices, net of
    production costs                    (82,308,000)  20,449,000   (8,513,000)
  Extensions, discoveries and additions  16,636,000    7,243,000    9,251,000
  Changes in production rates,
    timing and other                            -            -            -
  Revisions of quantity estimate         54,243,000   (4,093,000)  (1,592,000)
  Effect of income tax                   (3,576,000)  (4,638,000)  (1,158,000)
  Accretion of discount                   4,221,000    2,566,000    2,786,000
                                       ------------ ------------ ------------
End of year                            $ 22,261,000 $ 42,214,000 $ 25,665,000
                                       ============ ============ ============

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                     VALUATION AND QUALIFYING ACCOUNTS
               YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

                                                                  SCHEDULE II

           Beginning                        Costs &                  Ending
          Description           Balance     Expenses   Deductions    Balance
----------------------------- ----------- ----------- ----------- -----------
Allowance for
  doubtful Accounts


    December 31, 2006             $   14,000 $      -   $      -   $   14,000
                                  ========== ========== ========== ==========

    December 31, 2007             $   14,000 $      -   $      -   $   14,000
                                  ========== ========== ========== ==========

    December 31, 2008             $   14,000 $      -   $      -   $   14,000
                                  ========== ========== ========== ==========

                                                                  SCHEDULE III

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                 REAL ESTATE AND ACCUMULATED DEPRECIATION

                  Initial Cost to Corporation                      Total Cost
-----------------------------------------------------------------  Subsequent
   Description               Encumbrances    Land      Buildings  ToAcquist'n
-------------------------   ------------- ----------- ----------- -----------
Two story multi-tenant
garden office building with
sub-grade parking garage
located in Dallas, Texas           (b)    $  688,000 $1,298,000      $282,000


 Gross Amounts at Which Carried at Close of Year
                                                   Life on which
                                      Accumulated   Depreciation      Date
    Land     Buildings      Total    Depreciation    Calculated     Acquired
---------- ------------ ----------- -------------   ------------   -----------
$  688,000 $ 1,580,000  $ 2,268,000  $    300,000        (a)        12/27/2004


Notes to Schedule III

(a) See Footnote 2 to the Financial Statements outlining depreciation methods and lives.

(b) See description of notes payable in Footnote 5 to the Financial Statements outlining the terms and provisions of the acquisition loan for the building.

(c) The reconciliation for investments in real estate and accumulated depreciation for the years ended December 31, 2008 is as follows:

                                               Investments in    Accumulated
                                                 Real Estate    Depreciation
                                                ------------    ------------
Balance, December 31, 2005                      $  1,986,000    $     49,000

   Acquisitions                                      210,000
   Depreciation expense                                               71,000
                                                ------------    ------------
Balance, December 31, 2006                      $  2,196,000    $    120,000

   Acquisitions                                       34,000
   Depreciation expense                                               84,000
                                                ------------    ------------
Balance, December 31, 2007                      $  2,230,000    $    204,000

   Acquisitions                                       38,000
   Depreciation expense                                               96,000
                                                ------------    ------------
Balance, December 31, 2008                      $  2,268,000    $    300,000
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



Dated April 15, 2009



                                            /s/ Chris G. Mazzini
                                            CHRIS G. MAZZINI
                                            Principal Executive Officer

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



Dated: April 15, 2009



                                           /s/ Robert E. Corbin
                                           ROBERT E. CORBIN
                                           Principal Financial and
                                           Accounting Officer

                                                                    Exhibit 32


             Certification Pursuant to 18 U.S.C. Section 1350
    As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


In connection with the Annual Report of Spindletop Oil & Gas Co. (the "Company"), on Form 10-K for the year ended December 31, 2008 as filed with The Securities Exchange Commission on the date hereof (the "Report"), the undersigned Principal Executive Officer and Principal Financial and Accounting Officer of the Company, do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Dated: April 15, 2009



                                            /s/ Chris G. Mazzini
                                            CHRIS G. MAZZINI
                                            Principal Executive Officer


                                           /s/ Robert E. Corbin
                                           ROBERT E. CORBIN
                                           Principal Financial and
                                           Accounting Officer