Form 10-Q
period 2009-03-31
SPINDLETOP OIL & GAS CO
filed 2009-05-20
CIK 867038

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                 FORM 10-Q


        [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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



                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

       Common Stock, $0.01 par value                  7,620,803
                 (Class)                   (Outstanding at May 20, 2009)

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

                                 FORM 10-Q
                   For the quarter ended March 31, 2009

         Index to Consolidated Financial Statements and Schedules



                                                                        Page

Part I - Financial Information:

    Item 1. - Financial Statements

        Consolidated Balance Sheets
            March 31, 2009 (Unaudited) and December 31, 2008             4-5

        Consolidated Statements of Operations (Unaudited)
            Three Months Ended March 31, 2009 and 2008                     6

        Consolidated Statements of Cash Flows (Unaudited)
            Three Months Ended March 31, 2009 and 2008                     7

        Notes to Consolidated Financial Statements                         8

    Item 2. - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        8

    Item 4. - Controls and Procedures                                     12

Part II - Other Information:

    Item 5. - Other Information                                           13

    Item 6. - Exhibits                                                    13

Part I - Financial Information

Item 1. - Financial Statements


                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                                              As of
                                                    -------------------------
                                                      March 31    December 31
                                                        2009          2008
                                                    (Unaudited)
                                                    -----------   -----------
          ASSETS

Current Assets
   Cash and cash equivalents                        $10,753,000   $10,468,000
   Accounts receivable, trade                         1,430,000     1,510,000
                                                    -----------   -----------
      Total Current Assets                           12,183,000    11,978,000
                                                    -----------   -----------

Property and Equipment, at cost
   Oil and gas properties (full cost method)         13,775,000    13,633,000
   Rental equipment                                     399,000       399,000
   Gas gathering systems                                145,000       145,000
   Other property and equipment                         170,000       170,000
                                                    -----------   -----------
                                                     14,489,000    14,347,000
Accumulated depreciation and amortization            (7,266,000)   (7,007,000)
                                                    -----------   -----------
      Total Property and Equipment, net               7,223,000     7,340,000
                                                    -----------   -----------

Real Estate Property, at cost
   Land                                                 688,000       688,000
   Commercial office building                         1,580,000     1,580,000
   Accumulated depreciation                            (325,000)     (300,000)
                                                    -----------   -----------
      Total Real Estate Property, net                 1,943,000     1,968,000
                                                    -----------   -----------

Other Assets                                              3,000         3,000
                                                    -----------   -----------
Total Assets                                        $21,352,000   $21,289,000
                                                    ===========   ===========




      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS - (Continued)


                                                              As of
                                                    -------------------------
                                                      March 31    December 31
                                                        2009          2008
                                                    (Unaudited)
                                                    -----------   -----------
      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Notes payable, current portion                   $   120,000   $   120,000
   Accounts payable and accrued liabilities           4,037,000     3,788,000
   Income tax payable                                    44,000        44,000
   Tax savings benefit payable                           97,000        97,000
                                                    -----------   -----------
       Total current liabilities                      4,298,000     4,049,000
                                                    -----------   -----------

Noncurrent Liabilities
   Notes payable, long-term portion                   1,050,000     1,080,000
   Asset retirement obligation                          693,000       667,000
                                                    -----------   -----------
                                                      1,743,000     1,747,000
                                                    -----------   -----------

Deferred income tax payable                           2,397,000     2,457,000
                                                    -----------   -----------
Total Liabilities                                     8,438,000     8,253,000
                                                    -----------   -----------
Shareholders' Equity
   Common stock, $.01 par value; 100,000,000
      shares authorized; 7,677,471 shares issued
      and 7,610,803 shares outstanding at
      March 31, 2009; 7,677,471 shares issued
      and 7,610,803 shares outstanding at
      December 31, 2008.                                 77,000        77,000
   Additional paid-in capital                           874,000       874,000
   Treasury Stock                                       (32,000)      (32,000)
   Retained earnings                                 11,995,000    12,117,000
                                                    -----------   -----------
      Total Shareholders' Equity                     12,914,000    13,036,000
                                                    -----------   -----------

Total Liabilities and Shareholders' Equity          $21,352,000   $21,289,000
                                                    ===========   ===========




      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                                        Three Months Ended
                                                    -------------------------
                                                      March 31      March 31
                                                        2009          2008
                                                    -----------   -----------
Revenues
   Oil and gas revenue                              $ 1,154,000   $ 3,117,000
   Revenue from lease operations                         81,000        47,000
   Gas gathering, compression and
      Equipment rental                                   39,000        40,000
   Real estate rental income                            127,000       131,000
   Interest income                                       45,000        74,000
   Other                                                 33,000         1,000
                                                    -----------   -----------
         Total revenue                                1,479,000     3,410,000
                                                    -----------   -----------
Expenses
   Lease operations                                     548,000       649,000
   Pipeline and rental operations                         6,000         6,000
   Real estate operations                                46,000        66,000
   Depreciation, depletion, and amortization            284,000       185,000
   Asset retirement obligation accretion                 10,000         6,000
   General and administrative                           748,000       570,000
   Interest expense                                      18,000        20,000
                                                    -----------   -----------
         Total Expenses                               1,660,000     1,502,000
                                                    -----------   -----------
Income (Loss) Before Income Tax                        (181,000)    1,908,000
                                                    -----------   -----------

Current tax provision                                       -         321,000
Deferred tax provision                                  (59,000)      410,000
                                                    -----------   -----------
                                                        (59,000)      731,000
                                                    -----------   -----------

Net Income (Loss)                                   $  (122,000)   $1,177,000
                                                    ===========   ===========

Earnings (loss) per Share of Common Stock
   Basic and diluted                                $   (0.02)  $      0.15
                                                    ===========   ===========
Weighted Average Shares Outstanding
   Basic and diluted                                  7,610,803     7,610,803
                                                    ===========   ===========


      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                        Three Months Ended
                                                    -------------------------
                                                      March 31      March 31
                                                        2009          2008
                                                    -----------   -----------
Cash Flows from Operating Activities
   Net Income (Loss)                                $  (122,000)  $ 1,177,000
      Reconciliation of net income
       to net cash provided by
       Operating Activities
         Depreciation, depletion and amortization       284,000       185,000
         Accretion of asset retirement obligation        10,000         6,000
         Changes in accounts receivable, trade           80,000      (729,000)
         Changes in accounts payable                    249,000      (110,000)
         Changes in current taxes payable                   -         321,000
         Changes in deferred tax payable                (60,000)       410,000
                                                    -----------   -----------
Net cash provided by operating
   Activities                                           441,000     1,260,000
                                                    -----------   -----------
Cash flows from Investing Activities
   Capitalized acquisition, exploration
     and development costs                             (125,000)      (30,000)
   Purchase of other property and equipment              (1,000)       (1,000)
   Capitalized tenant improvements                          -          (8,000)
                                                    -----------   -----------
Net cash used for Investing
   Activities                                          (126,000)      (39,000)
                                                    -----------   -----------
Cash Flows from Financing Activities
   Decrease in notes payable                            (30,000)      (30,000)
                                                    -----------   -----------
Net cash used for Financing
   Activities                                           (30,000)      (30,000)
                                                    -----------   -----------

Increase in cash                                        285,000     1,191,000

Cash at beginning of period                          10,468,000     6,325,000
                                                    -----------   -----------
Cash at end of period                               $10,753,000   $ 7,516,000
                                                    ===========   ===========
Interest paid in Cash                               $    18,170   $    20,239
                                                    ===========   ===========




      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1. BASIS OF PRESENTATION AND ORGANIZATION

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended December 31, 2008 for further information.

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

WARNING CONCERNING FORWARD LOOKING STATEMENTS
---------------------------------------------

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the factors listed and described at Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company's Form 10-K for the fiscal year ended December 31, 2008 (the "Form 10-K").

The current global economic and financial crisis could lead to an extended national or global economic recession. A slowdown in economic activity caused by a recession would likely reduce national and worldwide demand for oil and natural gas and result in lower commodity prices for long periods of time. Prices for oil and natural gas have decreased significantly from highs in 2008. In the last nine months, oil prices have decreased by two thirds off their highest prices and natural gas prices have decreased by 70% or more during this time period. Costs of exploration, development and production have not yet adjusted to current economic conditions or in proportion to the significant reduction in product prices. Prolonged, substantial decreases in oil and natural gas prices would likely have a material adverse effect on Spindletop's business, financial condition and results of operations, could further limit the Company's access to liquidity and credit and could hinder its ability to satisfy its capital requirements.

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

Due to these capital and credit market conditions, Spindletop cannot be certain that funding will be available to the Company in amounts or on terms acceptable to the Company. The Company is evaluating whether current cash balances and cash flow from operations alone would be sufficient to provide working capital to fully fund the Company's operations. Accordingly, the Company is evaluating alternatives, such as joint ventures with third parties, or sales of interest in one or more of its properties. Such transactions if undertaken could result in a reduction in the Company's operating interests or require the Company to relinquish the right to operate the property. There can be no assurance that any such transactions can be completed or that such transactions will satisfy the Company's operating capital requirements. If the Company is not successful in obtaining sufficient funding or completing an alternative transaction on a timely basis on terms acceptable to the Company, Spindletop would be required to curtail its expenditures or restructure its operations, and the Company would be unable to continue its exploration, drilling, and recompletion program, any of which would have a material adverse effect on Spindletop's business, financial condition and results of operations.

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


Results of Operations

2009 Compared to 2008
---------------------

Oil and gas revenues for the first quarter of 2009 were $1,154,000, as compared to $3,117,000 for the same period in 2008, a decrease of $1,963,000 or 62.98%.

Natural gas revenues for the first three months of 2009 were $982,000 compared to $2,648,000 for the same period in 2008, a decrease of $1,666,000, or 62.9%. Natural gas volumes for the first quarter of 2009 were approximately 201,000 mcf compared to approximately 364,000 mcf during the first quarter of 2008, a decrease of approximately 163,000 mcf or 44.8 %. The primary decline in natural gas volumes was from four new horizontal Barnett shale wells drilled in Parker County, Texas that were placed in production the last quarter of 2007 and the first quarter of 2008.

Average natural gas prices received were $4.89 per mcf in the first quarter of 2009 as compared to $7.27 per mcf in the first quarter of 2008, a decrease of approximately $2.38 per mcf or 32.7%.

Oil sales for the first three months of 2009 were approximately $172,000 compared to approximately $469,000 in the first quarter of 2008, a decrease of approximately $297,000 or 63.3%. Oil volumes for the first quarter of 2009 were approximately 5,100 bbls compared to approximately 5,800 bbls during the first quarter of 2008, a decrease of approximately 700 bbl, or 12.1%.

The primary decline in oil volumes were from non-operated properties.

Average oil prices received were $33.66 per bbl in the first quarter of 2009 compared to $80.33 per bbl in the first three months of 2008, a decrease of approximately $46.67 per bbl or 58.1%.

Real estate income for the two periods was 3.1% less during the first quarter of 2009 compared to the same period in 2008. The Company reacquired 1,649 square feet of office space on March 17, 2008 from a third-party tenant which reduced rental income receivable. The same tenant also has a rent escalator in its lease agreement which offsets a portion of the rent lost, by the increased rate per square foot.

Interest income was $45,000 during the first quarter of 2009 as compared to $74,000 during the same period in 2008, a decreased of approximately $29,000 or 39.2%. This was due to the drop in interest rates for certificates of deposit that decrease from a range of 5% to 5.5% during the first quarter of 2008 to 1.9% to 3% in the first quarter of 2009. During the last quarter of 2008 and the first quarter of 2009, the Company has moved much of its certificate of deposit investments into business banking checking accounts at numerous financial institutions to take advantage of the unlimited FDIC insurance coverage at banks that qualify, and the higher FDIC coverage of $250,000 at other banks.

Lease operations in the first quarter of 2009 were $548,000 as compared to $649,000 in the first quarter of 2008, a decrease of approximately $101,000, or 15.6%. Approximately $59,000 of the decrease is due to remedial activity on our Titus County, Texas wells in 2008 to return several shut-in wells to production. These expenses were not incurred in 2009. Additionally, there were approximately $35,000 of non recurring workover expenses incurred on our University leases in Ward County, Texas during the first quarter of 2008. In general the operating expenses remained the same as in the first quarter of 2008. With the decline in oil and gas prices coupled with no significant decrease in prices of materials and services, the Company for the first quarter of 2009, prioritized its workover program to defer certain projects and work only on the most critical. In addition, the Company began to evaluate shutting in selected high lift cost wells to reduce expenses until oil and gas prices begin to rebound.

Real estate operations expense in the first quarter of 2009 was approximately $46,000 compared to $66,000 during the same period in 2008, a decrease of
approximately $20,000.   The lower expenses during the first three months of
2009 were due primarily to a decrease in building utilities of approximately $24,800.

Depreciation, depletion, and amortization for the first quarter of 2009 was $284,000 as compared to $185,000 for the first quarter of 2008, an increase of $99,000, or 53.5%. The company re-evaluated its proved oil and gas reserve quantities as of December 31, 2008, and increased its depletion rate for 2009 to 8.52% of the total capitalized cost of oil and gas properties (the "full cost pot"), as compared to a rate of 5.883% used at December 31, 2007 and the first three quarters of 2008. In addition, the undepleted amount of the full cost pot increased from approximately $10,496,000 at the end of the first quarter of 2008, to approximately $11,857,000 at the end of the first quarter of 2009. The increased basis of the full cost pot plus the increased depletion rate resulted in the increased depreciation, depletion, and amortization amount.

General and administrative costs for the first quarter of 2009 were $748,000 compared to $570,000 for the first quarter of 2008, an increase of $178,000 or 31.1%. Personnel costs and associated employee benefit costs accounted for approximately $246,000 of the increase, offset by a reduction in the management fee payable of approximately $60,000. A portion of the increase in salary and benefits is due to additional personnel hired during the last three quarters of 2008. In addition, the management services agreement between Giant Energy Corp. and the Company was terminated on September 30, 2008 and effective October 1, 2008, Chris Mazzini and Michelle Mazzini, President and Vice President of the Company respectively, became employees of Spindletop Oil and Gas Company.

Interest expense was approximately $18,000 for the first quarter of 2009 compared to approximately $20,000 for the same period in 2008, a decrease of approximately $2,000. This is due to the continued reduction of the principal amount of the loan on the building owned by the company as interest on the note is calculated and paid based on the unpaid balance of the loan.

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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.


Part II - Other Information

Item 5 - Other Information

During the third quarter of 2008, the Olex U.S. #8 well, located on our Krum SW Block in Denton Co., Texas was drilled to a depth of 8,827 ft. and cased. The well was completed in the Barnett shale and placed into production during the first quarter of 2009. First sales occurred on March 17, 2009. The average daily production for the month of April 2009 was 698 mcfgpd and 34 bopd. The Company owns a 52.5% working interest in this well.

Also, during the fourth quarter of 2008, the Poston #1 well, located on our Godley North Block in Johnson Co., Texas was drilled to a depth of 6,754 ft. and cased. Completion of this well is scheduled in the second quarter of 2009. The company owns a 91% working interest in this well.


Item 6. - Exhibits


The following exhibits are filed herewith or incorporated by reference as indicated.

        Exhibit
       Designation      Exhibit Description
      -------------     -----------------------------------------------

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


                                             SPINDLETOP OIL & GAS CO.
                                             (Registrant)


Date:  May 20, 2009                          By: /s/ Chris G. Mazzini
                                             -------------------------------
                                             Chris G. Mazzini
                                             President, Principal Executive
                                               Officer



Date:  May 20, 2009                          By: /s/ Michelle H. Mazzini
                                             -------------------------------
                                             Michelle H. Mazzini
                                             Vice President, Secretary



Date:  May 20, 2009                          By: /s/ Robert E. Corbin
                                             -------------------------------
                                             Robert E. Corbin
                                             Controller, Principal Financial
                                               Accounting Officer

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



Dated: May 20, 2009



                                          /s/ Chris G. Mazzini
                                          ---------------------------------
                                          CHRIS G. MAZZINI
                                          President, Principal Executive
                                            Officer

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



Dated: May 20, 2009.



                                          /s/ Robert E. Corbin
                                          ---------------------------------
                                          ROBERT E. CORBIN
                                          Controller, Principal Financial
                                            Accounting Officer





























                                    - 18-

                                                                 Exhibit 32.1



             Certification Pursuant to 18 U.S.C. Section 1350
    As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report of Spindletop Oil & Gas Co. (the "Company"), on Form 10-Q for the quarter ended March 31, 2009 as filed with the Securities Exchange Commission on the date hereof (the "Report"), the undersigned Principal Executive Officer and Principal Financial Accounting Officer of the Company, do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: May 20, 2009



                                          /s/ Chris G. Mazzini
                                          ---------------------------------
                                          CHRIS G. MAZZINI
                                          President, Principal Executive
                                            Officer



                                          /s/ Robert E. Corbin
                                          ---------------------------------
                                          ROBERT E. CORBIN
                                          Controller, Principal Financial
                                            Accounting Officer
















                                    - 19 -