Form 10-Q
period 2009-06-30
SPINDLETOP OIL & GAS CO
filed 2009-08-14
CIK 867038

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                 FORM 10-Q


       [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                              Yes [ X ]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

           Common Stock, $0.01 par value                7,620,803
                      (Class)                (Outstanding at August 14, 2009)







































                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

                                 FORM 10-Q
                    For the quarter ended June 30, 2009

         Index to Consolidated Financial Statements and Schedules



                                                                        Page

Part I - Financial Information:

    Item 1. - Financial Statements

        Consolidated Balance Sheets
            June 30, 2009 (Unaudited) and December 31, 2008              4-5

        Consolidated Statements of Operations (Unaudited)
            Six Months Ended June 30, 2009 and 2008 and
            Three Months Ended June 30, 2009 and 2008                      6

        Consolidated Statements of Cash Flows (Unaudited)
            Six Months Ended June 30, 2009 and 2008                        7

        Notes to Consolidated Financial Statements                         8

    Item 2. - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        9

    Item 4. - Controls and Procedures                                     14

Part II - Other Information:

    Item 1A - Risk Factors                                                 9

    Item 5. - Other Information                                           14

    Item 6. - Exhibits                                                    15

Part I - Financial Information

Item 1. - Financial Statements


                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                                              As of
                                                    -------------------------
                                                      June 30     December 31
                                                        2009          2008
                                                    (Unaudited)
                                                    -----------   -----------
          ASSETS

Current Assets
   Cash                                             $10,758,000   $10,468,000
   Accounts receivable, trade                           901,000     1,510,000
   Prepaid income tax                                   356,000         -
                                                    -----------   -----------
      Total Current Assets                           12,015,000    11,978,000
                                                    -----------   -----------

Property and Equipment, at cost
   Oil and gas properties (full cost method)         14,005,000    13,633,000
   Rental equipment                                     399,000       399,000
   Gas gathering systems                                145,000       145,000
   Other property and equipment                         170,000       170,000
                                                    -----------   -----------
                                                     14,719,000    14,347,000
Accumulated depreciation and amortization            (7,591,000)   (7,007,000)
                                                    -----------   -----------
      Total Property and Equipment, net               7,128,000     7,340,000
                                                    -----------   -----------

Real Estate Property, at cost
   Land                                                 688,000       688,000
   Commercial office building                         1,580,000     1,580,000
   Accumulated depreciation                            (325,000)     (300,000)
                                                    -----------   -----------
      Total Real Estate Property, net                 1,943,000     1,968,000
                                                    -----------   -----------

Other Assets                                              3,000         3,000
                                                    -----------   -----------
Total Assets                                        $21,089,000   $21,289,000
                                                    ===========   ===========



      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS - (Continued)

                                                              As of
                                                    -------------------------
                                                       June 30    December 31
                                                        2009          2008
                                                    (Unaudited)
                                                    -----------   -----------
      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Notes payable, current portion                   $   120,000   $   120,000
   Accounts payable and accrued liabilities           3,802,000     3,788,000
   Income tax payable                                       -          44,000
   Tax savings benefit payable                           97,000        97,000
                                                    -----------   -----------
       Total current liabilities                      4,019,000     4,049,000
                                                    -----------   -----------
Noncurrent Liabilities
   Notes payable, long-term portion                   1,020,000     1,080,000
   Asset retirement obligation                          719,000       667,000
                                                    -----------   -----------
                                                      1,739,000     1,747,000
                                                    -----------   -----------
Deferred income tax payable                           2,397,000     2,457,000
                                                    -----------   -----------
                                                      8,155,000     8,253,000
Total Liabilities                                   -----------   -----------

Shareholders' Equity
   Common stock, $.01 par value; 100,000,000
      shares authorized; 7,677,471 shares issued
      and 7,620,803 shares outstanding at
      June 30, 2009; 7,677,471 shares issued
      and 7,610,803 shares outstanding at
      December 31, 2008.                                 77,000        77,000
   Additional paid-in capital                           889,000       874,000
   Treasury Stock                                       (27,000)      (32,000)
   Retained earnings                                 11,995,000    12,117,000
                                                    -----------   -----------
      Total Shareholders' Equity                     12,934,000    13,036,000
                                                    -----------   -----------

Total Liabilities and Shareholders' Equity          $21,089,000   $21,289,000
                                                    ===========   ===========







      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                 Six Months Ended      Three Months Ended
                              --------------------- -------------------------
                                June 30     June 30     June 30     June 30
                                  2009        2008       2009        2008
                              ----------- ----------- ----------- -----------
Revenues
   Oil and gas revenue        $ 2,446,000 $ 6,389,000 $ 1,292,000 $ 3,272,000
   Revenue from lease
     operations                   173,000     106,000      92,000      59,000
   Gas gathering, compression
     and Equipment rental          95,000      74 000      56,000      34,000
   Real estate rental income      252,000     257,000     125,000     126,000
   Interest income                111,000      97,000      66,000      23,000
   Other                          151,000      40,000     118,000      39,000
                              ----------- ----------- ----------- -----------
         Total revenue          3,228,000   6,963,000   1,749,000   3,553,000
                              ----------- ----------- ----------- -----------
Expenses
   Lease operations             1,057,000   1,646,000     509,000     997,000
   Pipeline and rental operations  15,000       8,000       9,000       2,000
   Real estate operations          95,000     143,000      49,000      77,000
   Depreciation, depletion and
     amortization                 609,000     372,000     325,000     187,000
   Asset retirement obligation
     accretion                     19,000      12,000       9,000       6,000
   General and administrative   1,579,000   1,333,000     831,000     763,000
   Interest expense                36,000      40,000      18,000      20,000
                              ----------- ----------- ----------- -----------
         Total Expenses         3,410,000   3,554,000   1,750,000   2,052,000
                              ----------- ----------- ----------- -----------
Income Before Income Tax         (182,000)  3,409,000      (1,000)  1,501,000
                              ----------- ----------- ----------- -----------

Current tax provision                 -       861,000         -       540,000
Deferred tax provision            (60,000)    354,000      (1,000)    (56,000)
                              ----------- ----------- ----------- -----------
                                  (60,000)  1,215,000      (1,000)    484,000
                              ----------- ----------- ----------- -----------
Net Income (Loss)             $  (122,000)$ 2,194,000  $      -   $ 1,017,000
                              =========== =========== =========== ===========
Earnings (Loss) per Share
  of Common Stock
    Basic and diluted         $      (.02)$     0.29  $       -   $      0.13
                              =========== =========== =========== ===========
Weighted Average Shares
  Outstanding
    Basic and diluted           7,615,333   7,610,803   7,615,333   7,610,803
                              =========== =========== =========== ===========

      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                         Six Months Ended
                                                    -------------------------
                                                       June 30       June 30
                                                        2009          2008
                                                    -----------   -----------
Cash Flows from Operating Activities
   Net Income (Loss)                                $  (122,000)  $ 2,194,000
      Reconciliation of net income
       to net cash provided by
       Operating Activities
         Depreciation, depletion and amortization       609,000       372,000
         Changes in asset retirement obligation          19,000        84,000
         Employee compensation paid with
            treasury stock                               20,000           -
         Changes in accounts receivable                 609,000       (21,000)
         Changes in prepaid income taxes               (356,000)            -
         Changes in accounts payable                     12,000       842,000
         Changes in current taxes payable               (44,000)      363,000
         Changes in deferred tax payable                (60,000)      354,000
                                                    -----------   -----------
Net cash provided by operating activities               687,000     4,188,000
                                                    -----------   -----------
Cash flows from Investing Activities
   Capitalized acquisition, exploration
     and development costs                             (337,000)     (174,000)
   Purchase of property and equipment                       -          (9,000)
   Capitalized tenant improvements                          -          (7,000)
                                                    -----------   -----------
Net cash used for investing activities                 (337,000)     (190,000)
                                                    -----------   -----------
Cash Flows from Financing Activities
   Decrease in notes payable                            (60,000)      (60,000)
                                                    -----------   -----------
Net cash used for Financing activities                  (60,000)      (60,000)
                                                    -----------   -----------

Increase in cash                                        290,000     3,938,000

Cash at beginning of period                          10,468,000     6,325,000
                                                    -----------   -----------
Cash at end of period                               $10,758,000   $10,263,000
                                                    ===========   ===========

Interest paid in Cash                               $    36,000   $    40,000
                                                    ===========   ===========

Income taxes paid                                   $   400,000   $   500,000
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

2. USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A significant estimate made by management includes the percentage used to calculate the depletion of the oil and gas properties using the full cost method. The estimate is based on the prior year percentage as adjusted by management based on their assessment of current business activities. It is at least reasonably possible that the depletion percentage estimate will change in the near term.

3. COMMON STOCK

Effective April 9, 2009, the Company issued 10,000 shares of restricted common stock to a key employee pursuant to an employment package. The shares were valued at $2.00 per share, the believed market value for free trading shares at the time of issue. The amount was expensed as general and administrative expense. The shares of common stock were issued out of Treasury Stock and reduced the amount of the Company's common stock held in Treasury from 66,668 to 56,668 shares.

                                - 8 -

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

WARNING CONCERNING FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

This Report on Form 10-Q may contain forward-looking statements within the meaning of the federal securities laws, principally, but not only, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations. " We caution investors that any forward-looking statements in this report, or which management may make orally or in writing from time to time, are based on management's beliefs and on assumptions made by, and information currently available to management. When used, the words "anticipate," "believe," "expect," "intend," "may," "might," "plan," "estimate," "project," "should," "will," "result" and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors, that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you that while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

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

                                   - 9 -
Results of Operations

Six months ended June 30, 2009 compared to six months ended June 30, 2008
-------------------------------------------------------------------------

Oil and gas revenues for the first half of 2009 were $2,446,000, a decrease of $3,943,000 or 62% from revenues of $6,389,000 during the same period in 2008.

Natural gas revenues for the first six months of 2009 were $1,840,000 compared to $5,194,000 for the same period in 2008, a decrease of $3,354,000, or 65%. Natural gas volumes for the first half of 2009 were approximately 478,000 mcf compared to approximately 679,000 mcf during the first half of 2008, a decrease of approximately 201,000 mcf, or 30 %. The decrease between periods was due to a decline in production. The Company drilled six horizontal Barnett Shale wells that started producing during the fourth quarter of 2007 which were still in their peak initial production during 2008. The production from these wells has declined in the last several months, resulting in lower total production during the first six months of 2009.

Average natural gas prices received were approximately $3.85 per mcf during the first half of 2009 as compared to approximately $8.84 per mcf in the first half of 2008, a decrease of approximately $4.99 per mcf or 56%. This decrease in the average sales price was a result of the overall decline in natural gas prices experienced across the industry which peaked in June and then steadily declined throughout the third and fourth quarters of 2008. Average natural gas prices have continued to decline since January of 2009, and are significantly lower than in the previous year.

Oil sales for the first six months of 2009 were approximately $606,000 compared to approximately $1,192,000 in the first six months of 2008, a decrease of approximately $586,000 or 49%. Oil volumes for the first six months of 2009 were approximately 14,000 bbls compared to approximately 13,000 bbls during the first six months of 2008, an increase of approximately 1,000 bbls, or 8%.

Average oil prices received were $43.57 per bbl in the first half of 2009 compared to $96.55 per bbl in the first half of 2008, a decrease of approximately $52.98 or 55%. This decrease in the average sales price was a result of the overall decline in crude oil prices experienced across the industry which peaked in June and then steadily declined throughout the third and fourth quarters of 2008. Average crude oil prices have rebounded since January of 2009, but are significantly lower than in the previous year.

Interest income for the first half of 2009 was approximately $111,000 as compared with approximately $97,000 for the same period in 2008, an increase of about $14,000 or 14%. The amount of cash invested in certificates of deposit and money market accounts compared to the previous year was larger; however interest rates remained substantially the same. During the last quarter of 2008 and the first half of 2009, the Company moved amounts normally invested in certificates of deposit into business checking accounts at its primary banking institution to take advantage of the unlimited FDIC insurance coverage. The Company also moved money to take advantage of higher FDIC coverage of $250,000 at other banks in order to protect the Company's liquid assets from risk of loss for bank failures.



                                - 10 -
Other income for the first half of 2009 was approximately $151,000 as compared with approximately $40,000 for the same period in 2008, an increase of approximately $111,000. Approximately $92,000 of this amount was for ad valorem tax services provided by the Company to several of its leases.

Lease operating expenses in the first half of 2009 were $1,057,000 as compared to $1,646,000 for the same period in 2008, a decrease of approximately $589,000, or 36%. Approximately $343,000 of this decrease is attributable to workovers on various wells completed during the first six months of 2008. Approximately $213,000 is due to lower severance tax rates on our Barnett Shale wells in 2009 after the Company applied for and received a high cost severance tax exemption for these wells. The Company is deferring workovers to the extent possible until product prices rebound. Other reductions are due to net decreases in operating costs on both operated and non-operated properties.

Real Estate expenses during the first six months of 2009 were approximately $95,000 compared to approximately $143,000 for the same period in 2008, a decrease of $48,000 or 34%. This decrease was a direct result of the Company negotiating a new fixed rate contract for the building's electricity beginning in November of 2008. Electricity cost for the first half of 2009 was $49,000 compared to $92,000 for the same period in 2008, a decrease of $43,000 or 47%.

Depreciation, depletion, and amortization for the first half of 2009 was $609,000 as compared to $372,000 for the same period in 2008, an increase of $237,000, or 64%. The company re-evaluated its proved oil and gas reserve quantities as of December 31, 2008, and increased its depletion rate for 2008 to 8.520% of the total capitalized cost of oil and gas properties (the "full cost pot"), as compared to a rate of 5.883% used at December 31, 2007 and the first three quarters in 2008. In order to estimate the depletion for 2009 during the year, the Company has estimated an increase in the rate for 2009 of approx 0.95% from 8.52% used in the prior year to 9.47%. This increase along with an increase in the full cost pot from approximately $10,566,000 at the end of the second quarter of 2008, to approximately $12,089,000 at the end of the second quarter of 2009, has caused the increase between the two years.

General and administrative costs for the first half of 2009 were $1,579,000 compared to $1,333,000 for the same period in 2008, an increase of approximately $246,000 or 18%. This increase is due mainly to payroll costs and associated employee benefit costs. Personnel costs and benefits accounted for approximately $1,379,000 of the total general and administrative cost in the first six months of 2009 compared to approximately $993,000 for the same period in 2008, an increase of approximately $386,000 or 39%. This increase was offset by a reduction in the management fee payable of $120,000. A portion of the increase in salary and benefits was due to personnel added to the Company's payroll as the result of the termination of the Management Services Contract between the Company and Giant Energy Corp on September 30, 2008. Effective October 1, 2008, Chris Mazzini and Michelle Mazzini, President and Vice President of the Company respectively, became employees of Spindletop Oil and Gas Co.

Interest expense was approximately $36,000 for the first half of 2009 compared to approximately $40,000 for the same period in 2008, a decrease of approximately $4,000. This is due to the continued reduction of the principal amount of the loan on the building as interest on the note is calculated and paid based on the unpaid balance of the loan.

Three months ended June 30, 2009 compared to three months ended June 30, 2008
-----------------------------------------------------------------------------

Oil and gas revenues for the three months ended June 30, 2009 were $1,292,000, a decrease of $1,980,000, or 61% from revenues of $3,272,000 for the same period in 2008.

Natural gas revenues for the second quarter of 2009 were $858,000 compared to $2,549,000 for the same period in 2008, a decrease of $1,691,000, or 66%. Natural gas volumes for the second quarter of 2009 were approximately 288,000 mcf compared to approximately 312,000 mcf during the same period of 2008, a decrease of approximately 24,000 mcf, or 8%. This decrease was due primarily to the decline of production from six horizontal Barnett Shale wells that started producing during the fourth quarter of 2007 which were still in their peak initial production during 2008, but for which production has leveled out during 2009.

Average natural gas prices received were approximately $3.92 per mcf in the second quarter of 2009 as compared to approximately $10.20 per mcf during the same period in 2008, a decrease of approximately $6.28, or 62%.

Oil sales for the second quarter of 2009 were approximately $434,000 compared to approximately $723,000 for the same period of 2008, a decrease of approximately $289,000 or 40%. Oil volumes for the second quarter of 2009 were approximately 7,500 bbls compared to a similar production of approximately 6,500 bbls during the same period of 2008.

Average oil prices received were approximately $49.60 per bbl in the second quarter of 2009 compared to $110.26 per bbl during the same period of 2008, a decrease of approximately $60.66 per bbl, or 55%.

Interest income for the second quarter of 2009 was approximately $66,000 as compared with approximately $23,000 for the same period in 2008. The amount of cash invested in certificates of deposit compared to the previous year was slightly larger during the second quarter of 2009 compared to the previous year, however interest rates remained substantially the same. During the last quarter of 2008 and the first half of 2009, the Company moved amounts normally invested in certificates of deposit into business checking accounts at its primary banking institution to take advantage of the unlimited FDIC insurance coverage. The Company also moved money to take advantage of higher FDIC coverage of $250,000 at other banks in order to protect the Company's liquid assets from risk of loss for bank failures.

Other income for the second quarter of 2009 was approximately $118,000 as compared with approximately $39,000 for the same period in 2008, an increase of approximately $79,000 due primarily to ad valorem tax services provided by the Company to several of its leases.

Lease operating expenses in the second quarter of 2009 were $509,000 as compared to $997,000 for the same period in 2008, a decrease of approximately $488,000, or 49%. Approximately $275,000 of this decrease is attributable to Workovers completed in 2008 on various wells. Approximately $162,000 is due to lower severance tax rates on our Barnett Shale wells in 2009 after the Company applied for and received a high cost severance tax exemption for these wells. The Company is deferring workovers to the extent possible until product prices rebound. Other reductions are due to net decreases in operating costs on both operated and non-operated properties.

Real Estate expenses during the second quarter of 2009 were approximately $49,000 compared to approximately $77,000 for the same period in 2008, a decrease of $28,000 or 36%. This decrease was a direct result of the Company negotiating a new fixed rate contract for the building's electricity beginning in November of 2008. Electricity cost for the second quarter of 2009 was $24,000 compared to $45,000 for the same period in 2008, a decrease of $21,000 or 47%.

Depreciation, depletion, and amortization for the second quarter of 2009 was $325,000 as compared to $187,000 for the same period in 2008, an increase of $138,000, or 74%. The company re-evaluated its proved oil and gas reserve quantities as of December 31, 2008, and increased its depletion rate for 2008 to 8.520% of the total capitalized cost of oil and gas properties (the "full cost pot"), as compared to a rate of 5.883% used at December 31, 2007 and the first three quarters in 2008. In order to estimate the depletion for 2009 during the year, the Company has estimated an increase in the rate for 2009 of approx 0.95% from 8.52% to 9.47%. This increase along with an increase in the full cost pot from approximately $10,566,000 at the end of the second quarter of 2008, to approximately $12,089,000 at the end of the second quarter of 2009, has caused the increase for the second quarter of both years.

General and administrative costs for the second quarter of 2009 were $831,000 compared to $763,000 for the same period in 2008, an increase of $68,000 or 9%. Personnel costs and benefits accounted for approximately $684,000 of the total general and administrative cost in the second quarter of 2009 compared to approximately $548,000 for the same period in 2008, an increase of approximately $136,000 or 25%. This increase was offset by a reduction in the management fee payable of $60,000. A portion of the increase in salary and benefits was due to personnel added to the Company's payroll as the result of the termination of the Management Services Contract between the Company and Giant Energy Corp on September 30, 2008. Effective October 1, 2008, Chris Mazzini and Michelle Mazzini, President and Vice President of the Company respectively, became employees of Spindletop Oil and Gas Co.

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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.


Part II - Other Information

Item 5 - Other Information

During the fourth quarter of 2008, the Poston #1 well, located on our Godley North Block in Johnson County, Texas was drilled to a depth of 6,754 ft. and cased. This well has been perforated and is awaiting a pipeline connection. The Company owns a 91% working interest in this well.

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


                                     SPINDLETOP OIL & GAS CO.
                                     (Registrant)


Date:  August 14, 2009               By: /s/ Chris G. Mazzini
                                     Chris G. Mazzini
                                     President, Chief Executive Officer



Date:  August 14, 2009               By: /s/ Michelle H. Mazzini
                                     Michelle H. Mazzini
                                     Vice President, Secretary



Date:  August 14, 2009               By: /s/ Robert E. Corbin
                                     Robert E. Corbin
                                     Controller, Principal Financial Officer

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



Dated: August 14, 2009



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



Dated: August 14, 2009.



                                     /s/ Robert E. Corbin
                                     ROBERT E. CORBIN
                                     Controller, Principal Financial Officer

                                                                   Exhibit 32.1

                   Officers' Section 1350 Certifications

The undersigned officers of Spindletop Oil & Gas Co., a Texas corporation (the "Company"), hereby certify that (i) the Company's Report on Form 10-Q for the quarter ended June 30, 2009 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and (ii) the information contained in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 fairly presents, in all material respects, the financial condition and results of operations of the Company, at and for the periods indicated.


Dated: August 14, 2009



                                     /s/ Chris G. Mazzini
                                     CHRIS G. MAZZINI
                                     President, Chief Executive Officer



                                     /s/ Robert E. Corbin
                                     ROBERT E. CORBIN
                                     Controller, Principal Financial Officer