Form 10-Q
period 2009-09-30
SPINDLETOP OIL & GAS CO
filed 2009-11-16
CIK 867038

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                 FORM 10-Q


       [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

           Common Stock, $0.01 par value                7,620,803
                      (Class)                (Outstanding at November 16, 2009)

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

                                 FORM 10-Q
                 For the quarter ended September 30, 2009

         Index to Consolidated Financial Statements and Schedules



                                                                        Page

Part I - Financial Information:

    Item 1. - Financial Statements

        Consolidated Balance Sheets
            September 30, 2009 (Unaudited) and December 31, 2008         4-5

        Consolidated Statements of Operations (Unaudited)
            Nine Months Ended September 30, 2009 and 2008 and
            Three Months Ended September 30, 2009 and 2008                 6

        Consolidated Statements of Cash Flows (Unaudited)
            Nine Months Ended September 30, 2009 and 2008                  7

        Notes to Consolidated Financial Statements                         8

    Item 2. - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        9

    Item 4. - Controls and Procedures                                     15

Part II - Other Information:

    Item 1A - Risk Factors                                                 9

    Item 5. - Other Information                                           15

    Item 6. - Exhibits                                                    16

Part I - Financial Information

Item 1. - Financial Statements


                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                                              As of
                                                   --------------------------
                                                   September 30   December 31
                                                        2009          2008
                                                    (Unaudited)
                                                    -----------   -----------
          ASSETS

Current Assets
   Cash                                             $10,563,000   $10,468,000
   Accounts receivable, trade                           804,000     1,510,000
   Prepaid income tax                                   356,000         -
                                                    -----------   -----------
      Total Current Assets                           11,723,000    11,978,000
                                                    -----------   -----------

Property and Equipment, at cost
   Oil and gas properties (full cost method)         14,190,000    13,633,000
   Rental equipment                                     399,000       399,000
   Gas gathering systems                                145,000       145,000
   Other property and equipment                         182,000       170,000
                                                    -----------   -----------
                                                     14,916,000    14,347,000
Accumulated depreciation and amortization            (7,899,000)   (7,007,000)
                                                    -----------   -----------
      Total Property and Equipment, net               7,017,000     7,340,000
                                                    -----------   -----------

Real Estate Property, at cost
   Land                                                 688,000       688,000
   Commercial office building                         1,580,000     1,580,000
   Accumulated depreciation                            (375,000)     (300,000)
                                                    -----------   -----------
      Total Real Estate Property, net                 1,893,000     1,968,000
                                                    -----------   -----------

Other Assets                                              3,000         3,000
                                                    -----------   -----------
Total Assets                                        $20,636,000   $21,289,000
                                                    ===========   ===========




      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS - (Continued)

                                                              As of
                                                   --------------------------
                                                   September 30   December 31
                                                        2009          2008
                                                    (Unaudited)
                                                    -----------   -----------
      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Notes payable, current portion                   $   120,000   $   120,000
   Accounts payable and accrued liabilities           3,763,000     3,788,000
   Income tax payable                                       -          44,000
   Tax savings benefit payable                           97,000        97,000
                                                    -----------   -----------
       Total current liabilities                      3,980,000     4,049,000
                                                    -----------   -----------
Noncurrent Liabilities
   Notes payable, long-term portion                     990,000     1,080,000
   Asset retirement obligation                          745,000       667,000
                                                    -----------   -----------
                                                      1,735,000     1,747,000
                                                    -----------   -----------
Deferred income tax payable                           2,257,000     2,457,000
                                                    -----------   -----------
Total Liabilities                                     7,972,000     8,253,000
                                                    -----------   -----------

Shareholders' Equity
   Common stock, $.01 par value; 100,000,000
      shares authorized; 7,677,471 shares issued
      and 7,620,803 shares outstanding at
      September 30, 2009; 7,677,471 shares issued
      and 7,610,803 shares outstanding at
      December 31, 2008.                                 77,000        77,000
   Additional paid-in capital                           889,000       874,000
   Treasury Stock                                       (27,000)      (32,000)
   Retained earnings                                 11,725,000    12,117,000
                                                    -----------   -----------
      Total Shareholders' Equity                     12,664,000    13,036,000
                                                    -----------   -----------

Total Liabilities and Shareholders' Equity          $20,636,000   $21,289,000
                                                    ===========   ===========







      The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                 Nine Months Ended      Three Months Ended
                              --------------------- -------------------------
                                Sept 30     Sept 30     Sept 30     Sept 30
                                  2009        2008       2009        2008
                              ----------- ----------- ----------- -----------
Revenues
   Oil and gas revenue        $ 3,510,000 $10,460,000 $ 1,064,000 $ 4,071,000
   Revenue from lease
     operations                   254,000     186,000      81,000      80,000
   Gas gathering, compression
     and Equipment rental         145,000     139,000      50,000      65,000
   Real estate rental income      378,000     383,000     126,000     126,000
   Interest income                157,000     181,000      46,000      84,000
   Other                          174,000      96,000      23,000      56,000
                              ----------- ----------- ----------- -----------
         Total revenue          4,618,000  11,445,000   1,390,000   4,482,000
                              ----------- ----------- ----------- -----------
Expenses
   Lease operations             1,677,000   2,609,000     620,000     963,000
   Pipeline and rental operations  27,000      27,000      12,000      19,000
   Real estate operations         141,000     181,000      46,000      38,000
   Depreciation, depletion and
     amortization                 967,000     571,000     358,000     199,000
   Asset retirement obligation
     accretion                     29,000      18,000      10,000       6,000
   General and administrative   2,338,000   2,063,000     759,000     730,000
   Interest expense                44,000      60,000       8,000      20,000
                              ----------- ----------- ----------- -----------
         Total expenses         5,223,000   5,529,000   1,813,000   1,975,000
                              ----------- ----------- ----------- -----------
Income (Loss) before income tax  (605,000)  5,916,000    (423,000)  2,507,000
                              ----------- ----------- ----------- -----------

Current tax provision (benefit)   (14,000)  1,720,000     (14,000)    859,000
Deferred tax provision (benefit) (199,000)    324,000    (139,000)    (30,000)
                              ----------- ----------- ----------- -----------
                                 (213,000)  2,044,000    (153,000)    829,000
                              ----------- ----------- ----------- -----------
Net Income (Loss)             $  (392,000)$ 3,872,000  $ (270,000)$ 1,678,000
                              =========== =========== =========== ===========
Earnings (Loss) per Share
  of Common Stock
    Basic and diluted         $     (.05) $     0.51  $     (.04) $      0.22
                              =========== =========== =========== ===========
Weighted Average Shares
  Outstanding
    Basic and diluted           7,617,177   7,610,803   7,620,803   7,610,803
                              =========== =========== =========== ===========

      The accompanying notes are an integral part of these statements.

                                   - 6 -
                 SPINDLETOP OIL & GAS CO AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                         Nine Months Ended
                                                    -------------------------
                                                       Sept 30       Sept 30
                                                        2009          2008
                                                    -----------   -----------
Cash Flows from Operating Activities
   Net Income (Loss)                                $  (392,000)  $ 3,872,000
      Reconciliation of net income
       to net cash provided by
       Operating Activities
         Depreciation, depletion and amortization       967,000       571,000
         Changes in asset retirement obligation          29,000       234,000
         Employee compensation paid with
            treasury stock                               20,000           -
         Changes in accounts receivable                 706,000       (60,000)
         Changes in prepaid income taxes               (356,000)          -
         Changes in accounts payable                    (25,000)      557,000
         Changes in current taxes payable               (44,000)      821,000
         Changes in deferred tax payable               (200,000)      324,000
         Other                                              -          (1,000)
                                                    -----------   -----------
Net cash provided by operating activities               705,000     6,318,000
                                                    -----------   -----------
Cash flows from Investing Activities
   Capitalized acquisition, exploration
     and development costs                             (508,000)     (480,000)
   Purchase of property and equipment                   (12,000)       (1,000)
   Capitalized tenant improvements                          -         (39,000)
                                                    -----------   -----------
Net cash used for investing activities                 (520,000)     (520,000)
                                                    -----------   -----------
Cash Flows from Financing Activities
   Decrease in notes payable                            (90,000)      (90,000)
                                                    -----------   -----------
Net cash used for Financing activities                  (90,000)      (90,000)
                                                    -----------   -----------

Increase in cash                                         95,000     5,708,000

Cash at beginning of period                          10,468,000     6,325,000
                                                    -----------   -----------
Cash at end of period                               $10,563,000   $12,033,000
                                                    ===========   ===========

Interest paid in Cash                               $    36,000   $    60,000
                                                    ===========   ===========

Income taxes paid                                   $   400,000   $   900,000
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

3. COMMON STOCK

Effective April 9, 2009, the Company issued 10,000 shares of restricted common stock to a key employee pursuant to an employment package. The shares were valued at $2.00 per share, the believed market value for free trading shares at the time of issue. The amount was expensed as general and administrative expense. The shares of common stock were issued out of Treasury Stock and


                                   - 8 -
reduced the amount of the Company's common stock held in Treasury from 66,668 to 56,668 shares.

4. NEWLY ISSUED ACCOUNTING STANDARDS

In June, 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Codification 105 ("ASC-105") "Generally Accepted Accounting Principles" an amendment based on Statement of Financial Accounting Standard No. 168 "the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles". This amendment establishes the "FASB Accounting Standards Codification" ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification is effective for interim and annual periods ending on or after September 15, 2009.

The FASB has issued several pronouncements which became effective subsequent to December 31, 2008. Management has reviewed these pronouncements and does not believe their adoption will have a material effect on the Company's consolidated financial statements.

5. SUBSEQUENT EVENTS

Subsequent events are events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company has evaluated all such events occurring subsequent to the balance sheet date herein of September 30, 2009 and through the issuance date of November 16, 2009. The effects of all subsequent events that provided additional evidence about conditions that existed at the date of the balance sheet, including estimates, if any, have been recognized in the accompanying Consolidated Balance Sheets and Consolidated Statements of Operations as of and for the three-month and nine-month periods ended September 30, 2009. The Company did not recognize subsequent events that provided evidence about conditions that arose after the balance sheet date.


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


Results of Operations

Nine months ended September 30, 2009 compared to nine months ended
------------------------------------------------------------------
September 30, 2008
------------------

Oil and gas revenues for the first nine months of 2009 were $3,510,000, a decrease of $6,950,000 or 66% from revenues of $10,460,000 during the same period in 2008.

Natural gas revenues for the first nine months of 2009 were $2,584,000 compared to $8,727,000 for the same period in 2008, a decrease of $6,143,000, or 70%. Natural gas volumes for the first nine months of 2009 were approximately 651,000 mcf compared to approximately 946,000 mcf during the first nine months of 2008, a decrease of approximately 295,000 mcf, or 31 %. The decrease in volume between periods was due to a decline in production. The Company drilled six horizontal Barnett Shale wells that started producing during the fourth quarter of 2007 which were still in their peak initial production during 2008. The production from these wells has declined in the last several months, resulting in lower total production during the first nine months of 2009.

Average natural gas prices received were approximately $3.49 per mcf during the first nine months of 2009 as compared to approximately $9.23 per mcf in the first nine months of 2008, a decrease of approximately $5.74 per mcf or 62%. This decrease in the average sales price was a result of the overall decline in natural gas prices experienced across the industry which peaked in June of 2008 and then steadily declined throughout the third and fourth quarters of 2008. Average natural gas prices have continued to decline since January of 2009, and are significantly lower than in the previous year.

Oil sales for the first nine months of 2009 were approximately $926,000 compared to approximately $1,733,000 in the first nine months of 2008, a decrease of approximately $807,000 or 47%. Oil volumes for the first nine months of 2009 were approximately 18,600 bbls compared to approximately 19,000 bbls during the first nine months of 2008, a decrease of approximately 400 bbls, or 2%.

Average oil prices received were $49.89 per bbl in the first nine months of 2009 compared to $91.46 per bbl in the first nine months of 2008, a decrease of approximately $41.57 or 45%. This decrease in the average sales price was a result of the overall decline in crude oil prices experienced across the industry which peaked in June and then steadily declined throughout the third and fourth quarters of 2008. Average crude oil prices have rebounded since January of 2009, but are significantly lower than in the previous year.

Interest income for the first nine months of 2009 was approximately $157,000 as compared with approximately $181,000 for the same period in 2008, a decrease of about $24,000 or 13%. The amount of cash invested in certificates of deposits and money market accounts for the first nine months of 2009 compared to the same period in the previous year was smaller; and average interest rates were also lower in 2009 than in 2008. During the last quarter of 2008 and the first half of 2009, the Company moved amounts normally invested in certificates of deposit into business checking accounts at its primary banking institution to take advantage of the unlimited FDIC insurance coverage. The Company also moved money to take advantage of higher FDIC coverage of $250,000 at other banks in order to protect the Company's liquid assets from risk of loss for bank failures.

Other income for the first nine months of 2009 was approximately $174,000 as compared with approximately $96,000 for the same period in 2008, an increase of approximately $78,000. The majority of this increase was for ad valorem tax services provided by the Company to several of its leases.

Lease operating expenses in the first nine months of 2009 were $1,677,000 as compared to $2,609,000 for the same period in 2008, a net decrease of approximately $932,000, or 36%. Of this net decrease approximately $500,000 is attributable to workover expenses incurred during the first nine months of 2008 on various wells. During the first nine months of 2009, workover expenses
accounted for approximately $105,000.   Approximately $213,000 of the net
decrease is due to lower severance tax rates on our Barnett Shale wells in 2009 after the Company applied for and received a high cost severance tax exemption for these wells. The Company is deferring workovers to the extent possible until product prices rebound. Other reductions are due to net decreases in operating costs on both operated and non-operated properties.

The building utilized as the Company's corporate headquarters incurred real estate expenses during the first nine months of 2009 that were approximately $141,000 compared to approximately $181,000 for the same period in 2008, a decrease of $40,000 or 22%. This decrease was a direct result of the Company negotiating a new fixed rate contract for the building's electricity beginning in November of 2008. Electricity cost for the first nine months of 2009 was $71,000 compared to $118,000 for the same period in 2008, a decrease of $47,000 or 40%.

Depreciation, depletion, and amortization for the first nine months of 2009 was $967,000 as compared to $571,000 for the same period in 2008, an increase of $396,000, or 69%. The Company re-evaluated its proved oil and gas reserve quantities as of December 31, 2008, and increased its depletion rate for 2008 to 8.520% of the total capitalized cost of oil and gas properties (the "full cost pot"), as compared to a rate of 5.883% used at December 31, 2007 and the first three quarters in 2008. In order to estimate the depletion for 2009 during the year, the Company has estimated an increase in the rate for 2009 of approx 0.95% from 8.52% used in the prior year to 9.47%. This increase along with an increase in the full cost pot from approximately $10,820,000 at the end of the third quarter of 2008, to approximately $12,273,000 at the end of the third quarter of 2009, has caused the increase in the provision for amortization of our oil and gas properties.

General and administrative costs for the first nine months of 2009 were $2,338,000 compared to $2,063,000 for the same period in 2008, an increase of approximately $275,000 or 13%. This increase is due mainly to payroll costs and associated employee benefit costs. Personnel costs and benefits accounted for approximately $2,069,000 of the total general and administrative cost in the first nine months of 2009 compared to approximately $1,603,000 for the same period in 2008, an increase of approximately $466,000 or 29%. This increase was offset by a reduction in the management fee payable of $180,000. A portion of the increase in salary and benefits was due to personnel added to the Company's payroll as the result of the termination of the Management Services Contract between the Company and Giant Energy Corp on September 30, 2008. Effective October 1, 2008, Chris Mazzini and Michelle Mazzini, President and Vice President of the Company respectively, became employees of Spindletop Oil and Gas Co. which eliminated the monthly management fee.

Interest expense was approximately $44,000 for the first nine months of 2009 compared to approximately $60,000 for the same period in 2008, a decrease of approximately $16,000 or 27%. This is due to the continued reduction of the


                                   - 12 -
principal amount of the loan on the building as interest on the note is calculated and paid based on the unpaid balance of the loan.


Three months ended September 30, 2009 compared to three months ended
--------------------------------------------------------------------
September 30, 2008
------------------

Oil and gas revenues for the three months ended September 30, 2009 were $1,064,000, a decrease of $3,007,000, or 74% from revenues of $4,071,000 for the same period in 2008.

Natural gas revenues for the third quarter of 2009 were $744,000 compared to $3,529,000 for the same period in 2008, a decrease of $2,785,000, or 79%. Natural gas volumes for the third quarter of 2009 were approximately 219,000 mcf compared to approximately 333,000 mcf during the same period of 2008, a decrease of approximately 114,000 mcf, or 34%. This decrease was primarily due to the decline of production from six horizontal Barnett Shale wells that started producing during the fourth quarter of 2007 which were still in their peak initial production during 2008, but for which production has leveled out during 2009.

Average natural gas prices received were approximately $3.35 per mcf in the third quarter of 2009 as compared to approximately $10.59 per mcf during the same period in 2008, a decrease of approximately $7.24, or 68%.

Oil sales for the third quarter of 2009 were approximately $320,000 compared to approximately $541,000 for the same period of 2008, a decrease of approximately $221,000 or 41%. Oil volumes for the third quarter of 2009 were approximately 5,000 bbls compared to approximately 6,000 bbls during the same period of 2008, a decrease of approximately 16%.

Average oil prices received were approximately $59.98 per bbl in the third quarter of 2009 compared to $89.40 per bbl during the same period of 2008, a decrease of approximately $29.42 per bbl, or 33%.

Interest income for the third quarter of 2009 was approximately $46,000 as compared with approximately $84,000 for the same period in 2008. The amount of cash invested in certificates of deposits and money market accounts for the third quarter of 2009 compared to the same period of 2008 was smaller; and average interest rates were also lower in 2009 than in 2008. During the last quarter of 2008 and the first half of 2009, the Company moved amounts normally invested in certificates of deposit into business checking accounts at its primary banking institution to take advantage of the unlimited FDIC insurance coverage. The Company also moved money to take advantage of higher FDIC coverage of $250,000 at other banks in order to protect the Company's liquid assets from risk of loss for bank failures.

Other income for the third quarter of 2009 was approximately $23,000 as compared with approximately $56,000 for the same period in 2008, a decrease of approximately $33,000, due primarily to ad valorem tax services provided by the Company to several of its leases.



                                   - 13 -
Lease operating expenses in the third quarter of 2009 were $620,000 as compared to $963,000 for the same period in 2008, a decrease of approximately $343,000, or 36%. Approximately $180,000 of this net decrease is attributable to workover expenses incurred during the first nine months of 2008 on various wells. Workover expenditures incurred during the third quarter of 2009 are nominal. Approximately $162,000 of lease operating expenses is due to lower severance tax rates on our Barnett Shale wells in 2009 after the Company applied for and received a high cost severance tax exemption for these wells. The Company is deferring workovers to the extent possible until product prices rebound. Other reductions are due to net decreases in operating costs on both operated and non-operated properties.

Real Estate expenses during the third quarter of 2009 were approximately $46,000 compared to approximately $38,000 for the same period in 2008, an increase of $8,000 or 21%.

Depreciation, depletion, and amortization for the third quarter of 2009 was $358,000 as compared to $199,000 for the same period in 2008, an increase of $159,000, or 80%. The Company re-evaluated its proved oil and gas reserve quantities as of December 31, 2008, and increased its depletion rate for 2008 to 8.520% of the total capitalized cost of oil and gas properties (the "full cost pot"), as compared to a rate of 5.883% used at December 31, 2007 and the first three quarters in 2008. In order to estimate the depletion for 2009 during the year, the Company has estimated an increase in the rate for 2009 of approx 0.95% from 8.52% to 9.47%. This increase along with an increase in the full cost pot from approximately $10,820,000 at the end of the third quarter of 2008, to approximately $12,273,000 at the end of the third quarter of 2009, has caused the increase in the provision for amortization of our oil and gas properties.

General and administrative costs for the third quarter of 2009 were $759,000 compared to $730,000 for the same period in 2008, an increase of $29,000 or 4%. Personnel costs and benefits accounted for approximately $664,000 of the total general and administrative cost in the third quarter of 2009 compared to approximately $568,000 for the same period in 2008, an increase of approximately $96,000 or 17%. This increase was offset by a reduction in the management fee payable of $60,000. A portion of the increase in salary and benefits was due to personnel added to the Company's payroll as the result of the termination of the Management Services Contract between the Company and Giant Energy Corp on September 30, 2008. Effective October 1, 2008, Chris Mazzini and Michelle Mazzini, President and Vice President of the Company respectively, became employees of Spindletop Oil and Gas Co.


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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.



Part II - Other Information

Item 5 - Other Information

During the fourth quarter of 2008, the Poston #1 well, located on our Godley North Block in Johnson County, Texas was drilled to a depth of 6,754 ft. and cased. This well has been perforated and is awaiting a pipeline connection. The Company owns a 91% working interest in this well.


Also during the fourth quarter of 2009, the Company has elected to participate for a 45% working interest in a 9,700 foot Travis Peak well that is currently being drilled in Nacogdoches County, Texas. The participation shall be on a cost basis. The operator of the well is Giant Energy Co., LP. a related entity which is owned by Chris and Michelle Mazzini.

  Item 6. - Exhibits


The following exhibits are filed herewith or incorporated by reference as indicated.

        Exhibit
      Designation       Exhibit Description
      -----------       -------------------------------------------------------

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


                                         SPINDLETOP OIL & GAS CO.
                                         (Registrant)


Date:  November 16, 2009                 By: /s/ Chris G. Mazzini
                                         Chris G. Mazzini
                                         President, Chief Executive Officer



Date:  November 16, 2009                 By: /s/ Michelle H. Mazzini
                                         Michelle H. Mazzini
                                         Vice President, Secretary



Date:  November 16, 2009                 By: /s/ Robert E. Corbin
                                         Robert E. Corbin
                                         Controller, Principal Financial
                                         Officer

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



Dated: November 16, 2009



                                         /s/ Chris G. Mazzini
                                         ----------------------------------
                                         CHRIS G. MAZZINI
                                         President, Chief Executive Officer

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



Dated: November 16, 2009.



                                         /s/ Robert E. Corbin
                                         -------------------------------
                                         ROBERT E. CORBIN
                                         Controller, Principal Financial
                                         Officer

                                                                  Exhibit 32.1

                   Officers' Section 1350 Certifications

The undersigned officers of Spindletop Oil & Gas Co., a Texas corporation (the "Company"), hereby certify that (i) the Company's Report on Form 10-Q for the quarter ended September 30, 2009 fully complies with the requirements of
Section 13(a) of the Securities Exchange Act of 1934, and (ii) the information contained in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 fairly presents, in all material respects, the financial condition and results of operations of the Company, at and for the periods indicated.


Dated: November 16, 2009



                                         /s/ Chris G. Mazzini
                                         ----------------------------------
                                         CHRIS G. MAZZINI
                                         President, Chief Executive Officer



                                         /s/ Robert E. Corbin
                                         ----------------------------------
                                         ROBERT E. CORBIN
                                         Controller, Principal Financial
                                         Officer