Form 10-K
period 2009-12-31
SPINDLETOP OIL & GAS CO
filed 2010-04-15
CIK 867038

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                 FORM 10-K

         [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec 293.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the
Form 10-K or any amendment to this Form 10-K.     [ X ]

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

$4,214,637 based upon a total of 1,720,260 shares held as of June 30, 2009 by persons believed to be non-affiliates of the Registrant; the basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, that such calculation, if made as of a date within 60 days of this filing, would yield a different value.

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

                (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

  Common Stock, $0.01 par value                     7,630,803
           (Class)                       (Outstanding at April 15, 2010)

                    DOCUMENTS INCORPORATED BY REFERENCE

                                   None

                                  PART I

                      Item 1. Description of Business

GENERAL

Spindletop Oil & Gas Co. is an independent oil and gas company engaged in the exploration, development, production and acquisitions of oil and natural gas; the rental of oilfield equipment; and through one of its subsidiaries, the gathering and marketing of natural gas. The terms the "Company", "We", "Us" or Spindletop are used interchangeably herein to refer to Spindletop Oil & Gas Co. ("SOG") and its wholly owned subsidiaries, Prairie Pipeline Co. ("PPC") and Spindletop Drilling Company ("SDC").

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

Website Access to Our Reports

We make available free of charge through our website, www.spindletopoil.com , our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Information on our website is not a part of this report

Operating Approach

We believe that a major attribute of the Company is its long history with, and extensive knowledge of, the Fort Worth Basin of Texas. Our technical staff has an average of over 21 years oil and gas experience, most of it in the Fort Worth Basin.

One of our strengths has been the ability of the Company to look at cost effective ways to grow our production. We have traditionally increased our reserve base in one of two ways. Initially, in the 1970's and 1980's, the Company obtained its production through an exploration and development drilling program focused principally in the Fort Worth Basin of North Texas. Today, the Company has retained many of these wells as producing properties and holds a large amount of acreage by production in that Basin.

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

From 2003 through the fourth quarter of 2008, we returned our focus to a strategy of development drilling with a focus on our Barnett Shale acreage.
In 2009 we split our focus by looking for value-priced acquisitions combined with development drilling. In the current economic climate, we are continuing our efforts to acquire producing properties and taking a more conservative approach to development of our leasehold acreage. We are looking at growth through acquisitions and limited drilling. With current lower natural gas prices and high costs to produce, we believe that it makes sense to carefully evaluate all our options and make sure that each transaction can be supported in today's lower price environment.

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

Project Significant Areas

The Company owns various interests in wells located in 15 states and the Company's operations are currently located in six of those states which include Alabama, Arkansas, Louisiana, Oklahoma, New Mexico and Texas.

The Company holds approximately 86,448 gross acres under lease in 15 states. The majority of the leases are held by production. A breakout of the Company's leasehold acreage by geographic area is as follows:

                         Operated      Non-Operated                  Percent
                        Properties      Properties     Total         of Total
                        Gross  Net     Gross  Net    Gross  Net     Gross  Net
   Geographic Area      Acres  Acres   Acres  Acres  Acres  Acres   Acres Acres
                       ------ ------  ------  -----  ------ ------  ----- -----
North Texas Including
  the Fort Worth Basin
  & Bend Arch          10,213  9,386   1,195    157  11,407  9,544   13.3  41.5
East Texas              3,456  2,489   5,382    545   8,838  3,034   10.2  13.2
Gulf Coast Texas        2,509  1,833   1,788     56   4,297  1,889    5.1   8.2
West Texas                788    618   2,664    109   3,453    727    4.0   3.2
Texas Panhandle           640    640   1,120     42   1,760    682    2.0   3.0
Alabama                 1,480    789     772     72   2,252    860    2.6   3.7
Arkansas                2,936  2,587   3,754     89   6,690  2,676    7.7  11.7
Louisiana                 723    506   3,270    186   3,993    691    4.6   3.0
New Mexico                739    342     680     43   1,419    386    1.6   1.7
Oklahoma                  237    165  30,740  1,125  30,978  1,290   35.8   5.6
Utah                       -      -    2,729    487   2,729    487    3.2   2.1
Wyoming                    -      -    1,760    132   1,760    132    2.0   0.6
Kansas                     -      -      800    224     800    224    0.9   1.0
North Dakota               -      -      800    122     800    122    0.9   0.5
Montana                    -      -    2,570    113   2,570    113    3.0   0.5
Colorado                   -      -      960     64     960     64    1.1   0.3
Mississippi                -      -      610     42     610     42     .7   0.2
California                 -      -      892      6     892      6    1.0   0.0
Michigan                   -      -      240      6     240      6    0.3   0.0

Total                  23,721 19,355  62,726  3,620  86,448 22,975  100.0 100.0


The majority of the Company's net acres (69.10%) are located in Texas.

A breakout of the Company's most significant oil and gas reserves by geographic area is as follows:

North Texas Including
  the Fort Worth Basin
  & Bend Arch             2,269,447 BOE             74.97 %
      West Texas                  231,222 BOE              7.64 %
      East Texas                  216,499 BOE              7.06 %
      Gulf Coast Texas             46,665 BOE              1.54 %
      Panhandle Texas              13,373 BOE              0.44 %
      Oklahoma                     94,410 BOE              3.12 %
      Louisiana                    60,089 BOE              1.99 %
      Alabama                      38,635 BOE              1.28 %
      New Mexico                   32,817 BOE              1.08 %
      Arkansas                     20,077 BOE              0.66 %
      North Dakota                  5,653 BOE              0.19 %
      Wyoming                         982 BOE              0.03 %

      Total                     3,026,869 BOE            100.00 %


                North Texas - Fort Worth Basin & Bend Arch

The Fort Worth Basin has been the focal point of the Company since its inception. Our technical personnel have an average of twenty-one (21) years of exploration, drilling and production experience in both conventional and unconventional hydrocarbon reservoirs found across the Basin. Furthermore, the Company maintains comprehensive and extensive dossiers of geologic and engineering data gathered from throughout the terrain. Exploration and development drilling for hydrocarbons across the Fort Worth Basin-Bend Arch Province remain strong.

The Fort Worth Basin-Bend Arch Province is a major U.S. onshore natural gas-prone expanse containing multiple pay zones that range in depth from one thousand to nine thousand (1,000-9,000) feet. Improved advances in fracturing and stimulation technologies, which have unlocked natural gas and oil reserves from the hydrocarbon bearing Barnett Shale Formation, continue to sustain vigorous exploration and development activity pursuing both conventional and unconventional reservoir reserves across the Province.

The Barnett Shale is a thick blanket type natural gas bearing stratigraphic zone found throughout the Fort Worth Basin-Bend Arch Province. The natural gas reserves in place are significant; however, as a consequence of the extreme low permeability character of the shales, it has been technically challenging to produce these reserves. According to the United States Geological Survey assessment, an estimated 26.7 trillion cubic feet (TCF) of undiscovered natural gas, 98.5 MMBO of undiscovered oil, and 1.1 BBNGL of undiscovered natural gas liquids reserves remain within the 54,000 square mile Fort Worth Basin-Bend Arch Province. More than 98% percent or approximately 26.2 TCF of the undiscovered natural gas is contained in the organic-rich Mississippian Barnett

Shale. Recent advances in hydraulic fracturing, completion methods, as well as improved horizontal well technologies combined have enabled economic recovery of natural gas reserves from tight-gas reservoirs within the Fort Worth Basin-Bend Arch Province.

The Company has 11,407 gross acres under lease across the prolific Fort Worth Basin-Bend Arch Province the majority of which, is held by production from the more shallow producing zones. The Company uses recent and emerging technologies, as well as proven extant practices to develop and produce oil and natural gas from the portfolio. Additionally, the Company has a dedicated well-trained team of employees and professional staff continually seeking low-risk profitable acquisition opportunities throughout the Fort Worth Basin-Bend Arch Province.

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

Company's Development of North Texas Barnett Shale Leasehold outside of the Joint Drilling Development Project

During the first quarter of 2009, the Olex U.S. #8 well, located on our Krum SW Block in Denton Co., Texas was completed in the Barnett Shale Formation. It began production on March 17, 2009 at an average rate of 1,056 MCFGPD and 40 BOPD. The Company owns a 52.5% working interest in this well.

Subsequent to year end during the first quarter of 2010, the Poston #1 well located in our Godley North Block in Johnson Co., Texas was fraced and is awaiting a pipeline connection. The company owns a 91% working interest in this well.

Additional Company activities in the North Texas area include the following:

                                North Texas

Effective June 1, 2009, SDC acquired a 100.0% working interest and an 80.0% net revenue interest in the Caveness #1 well located in the Meeker (Conglomerate 4800) field in Palo Pinto County, Texas. The well produces gas from the Bend Conglomerates.

SOG acquired a 1.58% royalty interest in a well, the Austin C#1 located in Cooke County, Texas effective October 1, 2009. The well produces oil from the Walnut Bend (Bruhlmeyer) field.

Other Company activities in Texas include the following:

                                East Texas

During the fourth quarter of 2009, SOG elected to participate for a 45% working interest in a 9,700 ft. development Travis Peak well in Nacogdoches County, Texas. The well has been drilled and cased and is awaiting completion. The participation is on a cost basis. The operator of the well is Giant Energy, a related entity which is owned by Chris and Michelle Mazzini.

                                West Texas

Effective September 1, 2009, SDC also acquired a 100.0% working interest and a 81.25% net revenue interest in the M.S. Jones #1-12 and #3-12 wells. These wells are located in the Block A-7 (Devonian) field in Gaines County, Texas. The M.S. Jones #1-12 well produces oil from the Devonian at an approximate depth of 11,100 ft. and the M.S. Jones #3-12 well is a salt water disposal well.

SOG participated in the drilling of six new wells, the Miles #6, #8, #9, #10, #11, and #12, all located in the Furhman-Mascho oilfield in Andrews County, Texas.

The Miles #6 well was spud on November 13, 2009 and completed on December 9,
2009.  The well was drilled to a depth of 4,830 ft.   The well was placed into
production on November 24, 2009 at a rate of 66 BOPD and 14 MCFGPD from the San Andres Formation. The Company owns a 4.6875% working interest, a 3.28125% net revenue interest and a 1.40625% royalty interest in this well.

The Miles #8 well was spud on October 24, 2009 and drilled to a total depth of 4,880 ft. Initial production on November 12, 2009 was 94 BOPD and 18 MCFGPD from the San Andres Formation. The Company owns a 4.6875% working interest, a 3.28125% net revenue interest and a 1.40625% royalty interest in this well.

The Miles #9 well was spud on November 27, 2009 and drilled to a depth of 4,830 ft. The well began producing on December 21, 2009 with initial production of 25 BOPD and 8 MCFGPD from the San Andres Formation. The Company owns a 4.6875% working interest, a 3.28125% net revenue interest and a 1.40625% royalty interest in this well.

The Miles #10 was spud on December 15, 2009 and drilled to a depth of 4,851 ft. The well first produced on December 30, 2009 at a rate of 42 BOPD and 13 MCF GPD from the San Andres Formation. The Company owns a 4.6875% working interest, a 3.28125% net revenue interest and a 1.40625% royalty interest in this well.

The Miles #11 well was spud on October 28, 2009 and drilled to a depth of 4,825 ft. The well first produced on November 16, 2009 at a rate of 111 BOPD and 33 MCF GPD from the San Andres Formation. The Company owns a 4.6875% working interest, a 3.28125% net revenue interest and a 1.40625% royalty interest in this well.

The Miles #12 was spud December 11, 2009 and placed into production on December 30, 2009 from the San Andres Formation. This well was drilled to a depth of 4,803 ft. and initial production was 41 BOPD and 14 MCF GPD. The Company owns a 4.6875% working interest, a 3.28125% net revenue interest and a 1.40625% royalty interest in this well.

SDC acquired a .067% royalty interest in a well, the Scarborough Estate G2, in Winkler County, Texas effective May 13, 2009.

Additional Company activities outside of Texas include the following:

                                  Alabama

Effective December 1, 2009, SOG acquired a 10.1010% Working Interest and 7.5757% Royalty Interest in an oil well, the Jackson 27-6-1, producing from the Smackover Formation at an approximate depth of 11,400 ft. The well is located in the East Cedar Creek Field in Conecuh County, AL.

                                New Mexico

SOG participated in the drilling of a well in Eddy County, New Mexico.
The Firefox Federal Comm #1 well was spud on November 3, 2008 and completed February 18, 2009. The well was drilled to a total depth of 12,350 ft. in the Morrow formation. First production was on March 11, 2009 with an initial production of 1,013 MCFGPD and 27 BOPD. The Company owns a 0.46724% working interest and a 0.40884% net revenue interest in this well.

Oil and Natural Gas Reserves

The net proved crude oil and gas reserves of the Company as of December 31, 2009 were 322,880 barrels of oil and condensate and 12.521 BCFG (billion cubic feet) of natural gas. Based on SEC guidelines, the reserves were classified as follows:

        Proved Developed Producing        284,200 BO and   8.166 BCFG
        Proved Developed Non-Producing     12,570 BO and   2.507 BCFG
        Proved Undeveloped                 26,110 BO and   1.848 BCFG
        Total Proved Reserves             322,880 BO and  12.521 BCFG

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

On a barrel of oil equivalent basis (6 MCF/BOE), the net reserves are

      Natural Gas Reserves                2,086,855 BOE      87%
      Oil Reserves                          322,880 BOE      13%
          Total Reserves                  2,409,735 BOE     100%


      Proved Developed Producing          1,645,198 BOE      68%
      Proved Developed Non-Producing        430,340 BOE      18%
      Proved Undeveloped                    334,197 BOE      14%
          Total Proved Reserves           2,409,735 BOE     100%

The Company has operational control over the majority of these reserves and can therefore to a large extent control the timing of development and production.

      The Company's Operated Wells        2,219,651 BOE      92%
      Non Operated Wells                    190,084 BOE       8%
          Total                           2,409,735 BOE     100%


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

Narrative Description of Business

The Company is engaged in the exploration, development and production of oil and natural gas, and the gathering and marketing of natural gas. The Company is also engaged in commercial real estate leasing through the acquisition and partial occupancy of its corporate headquarters office building

Principal Products, Distribution and Availability

The principal products marketed by the Company are crude oil and natural gas which are sold to major oil and gas companies, brokers, pipelines and distributors, and oil and gas properties which are acquired and sold to oil and gas development entities. Reserves of oil and gas are depleted upon extraction, and the Company is in competition with other entities for the discovery of new prospects.

The Company is also engaged in the gathering and marketing of natural gas through its subsidiary PPC, which owns 26.1 miles of pipelines and currently gathers approximately 811 Mcf of gas per day. Natural gas is gathered for a fee. Substantially all of the gas gathered by the Company is gas produced from wells that the Company operates and in which it owns a working interest.

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

                          Dependence on Customers

The following is a summary of significant purchasers from oil and natural gas produced by the Company for the three-year period ended December 31, 2009:

                                             Year Ended December 31, (1)
                                          --------------------------------
            Purchaser                         2009       2008       2007
-----------------------------------------   --------   --------   --------
Enbridge Energy Partners
  (formerly Enbridge North Texas)              36%        26%        36%
Crosstex Energy Services, LP                   23%        42%        26%
Eastex Crude Company                            7%         3%         2%
Shell Trading (US) Company                      6%         5%         6%
Teppco Crude Oil, LP                            4%         2%         5%
Targa Midstream Service, LIM
  (formerly Dynegy Midstream Services, LIM)     3%         6%         3%

Navajo Refining Co.                             3%         1%         2%
Genesis                                         2%         1%         -%
Devon Gas Services, L.P                         1%         2%         2%
ETC Texas Pipeline                              1%         1%         2%
Plains Marketing, L.P.                          1%         -%         1%
Gateway Gathering & Marketing                   -%         1%         -%

(1)  Percent of Total Oil & Gas Sales

Oil and gas is sold to approximately 95 different purchasers under market sensitive, short-term contracts computed on a month to month basis.

Except as set forth above, there are no other customers of the Company that individually accounted for more than 5% of the Company's oil and gas revenues during the three years ended December 31, 2009.

The Company currently has no hedged contracts.

                      Prospective Drilling Activities

The Company's primary oil and gas prospect generation and acquisition efforts have been in known producing areas in the United States with emphasis devoted to Texas.

The Company intends to use a portion of its available funds to participate in drilling activities. The Company does not own any drilling rigs and all drilling activity is performed by independent drilling contractors. The Company does not refine or otherwise process its oil and gas production.

Exploration for oil and gas is normally conducted with the Company acquiring undeveloped oil and gas leases under prospects, and carrying out exploratory drilling on the prospective leasehold with the Company retaining a majority interest in the prospect. Interests in the property are sometimes sold to key employees and associated companies at cost. Also, interests may be sold to third parties with the Company retaining an overriding royalty interest, carried working interest, or a reversionary interest.

A prospect is a geographical area designated by the Company for the purpose of searching for oil and gas reserves and reasonably expected by it to contain at least one oil or gas reservoir. The Company utilizes its own funds along with the issuance of common stock and options to purchase common stock in some limited cases, to acquire oil and gas leases covering the lands comprising the prospects. These leases are selected by the Company and are obtained directly from the landowners, as well as from land men, geologists, other oil companies, some of whom may be affiliated with the Company, and by direct purchase, farm-in, or option agreements. After an initial test well is drilled on a property, any subsequent development drilling of such prospect will normally require the Company to fund the development activities.

                          Special Tax Provisions

See Footnote 8 to Consolidated Financial Statements regarding the accounting for income taxes.

                                 Employees

The Company employs or contracts for the services of a total of approximately 60 people. Twenty-seven are full-time employees or contractors. The remainder, are part-time independent contractors or employees. We believe that our relationships with our employees are good.

In order to effectively utilize our resources, we employ the services of independent consultants and contractors to perform a variety of professional and technical services, including in the areas of lease acquisition, land-related documentation and contracts, drilling and completion work, pumping, inspection, testing, maintenance and specialized services. We believe that it can be more cost effective to utilize the services of consultants and independent contractors for some of these services.

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

Although the incident was inadvertent, on June 26, 2007, in order to resolve the matter, Spindletop Drilling Company entered into a plea agreement agreeing to one count of the Information which charged a violation of 16 USC Sec 703 and stipulated and agreed that two years probation, $10,000 in restitution payable to the National Fish and Wildlife Foundation, no fine, and a $25 special assessment would best advance the objectives under the law. The court gave final approval of this agreement on October 4, 2007. Spindletop Drilling Company was released from probation on October 4, 2009.

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


Item 1A. Risk Factors

Risks related directly to our Company

One should carefully consider the following risk factors, in addition to the other information set forth in this Report, before investing in shares of our common stock. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common stock. Some information in this Report may contain "forward-looking" statements that discuss future expectations of our financial condition and results of operation. The risk factors noted in this section and other factors could cause our actual results to differ materially from those contained in any forward-looking statements.

The current global economic and financial crisis could lead to an extended national or global economic recession. A slowdown in economic activity caused by a recession would likely reduce national and worldwide demand for oil and natural gas and result in lower commodity prices for long periods of time. Prices for oil and natural gas have decreased significantly from highs in 2008. In the last eighteen months, oil prices have decreased by up to two thirds off their highest prices and natural gas prices have decreased by more than half during this time period. Costs of exploration, development and production have not yet adjusted to current economic conditions or in proportion to the significant reduction in product prices. Prolonged, substantial decreases in oil and natural gas prices would likely have a material adverse effect on Spindletop's business, financial condition and results of operations, could further limit the Company's access to liquidity and credit and could hinder its ability to satisfy its capital requirements.

Capital and credit markets have experienced unprecedented volatility and disruption during the last half of 2008 and continued to be unpredictable through 2009 and into 2010. Given the current levels of market volatility and disruption, the availability of funds from those markets has diminished substantially. Further, arising from concerns about the stability of financial markets generally and the solvency of borrowers specifically, the cost of accessing the credit markets has increased as many lenders have raised interest rates, enacted tighter lending standards or altogether ceased to provide funding to borrowers.

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

The vast majority of our oil and gas reserves are classified as proved reserves. Recovery of the Company's future proved undeveloped reserves will require significant capital expenditures. Our management estimates that aggregate capital expenditures of approximately $2,681,000 will be required to fully develop some of these reserves in the next twenty-four months. No assurance can be given that our estimates of capital expenditures will prove accurate, that our financing sources will be sufficient to fully fund our planned development activities or that development activities will be either successful or in accordance with our schedule. Additionally, any significant decrease in oil and gas prices or any significant increase in the cost of development could result in a significant reduction in the number of wells drilled and/or reworked. No assurance can be given that any wells will produce oil or gas in commercially profitable quantities.

We are subject to uncertainties in reserve estimates and future net cash flows.

This annual report contains estimates of our oil and gas reserves and the future net cash flows from those reserves These estimates have been prepared by Company personnel for 2009 and by Netherland, Sewell & Associates, Inc., independent petroleum engineers for 2008 and 2007. There are numerous uncertainties inherent in estimating quantities of reserves of oil and gas and in projecting future rates of production and the timing of development expenditures, including many factors beyond our control. The reserve estimates in this annual report are based on various assumptions, including, for example, constant oil and gas prices, operating expenses, capital expenditures and the availability of funds, and therefore, are inherently imprecise indications of future net cash flows. Actual future production, cash flows, taxes, operating expenses, development expenditures and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this prospectus. Additionally, our reserves may be subject to downward or upward revision based upon actual production performance, results of future development and exploration, prevailing oil and gas prices and other factors, many of which are beyond our control.

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

We are subject to certain title risks.

Our company employees and contract land professionals have reviewed title records or other title review materials relating to substantially all of our producing properties. The title investigation performed by us prior to acquiring undeveloped properties is thorough, but less rigorous than that conducted prior to drilling, consistent with industry standards. We believe we have satisfactory title to all our producing properties in accordance with standards generally accepted in the oil and gas industry. Our properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens, which we believe do not materially interfere with the use of or affect the value of such properties. At December 31, 2009, our leaseholds for some of our net acreage were being kept in force by virtue of production on that acreage in paying quantities. The remaining net acreage was held by lease rentals and similar provisions and requires production in paying quantities prior to expiration of various time periods to avoid lease termination.

We expect to make acquisitions of oil and gas properties from time to time subject to available resources. In making an acquisition, we generally focus


                                   23-

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

Our business is highly capital-intensive requiring continuous development and acquisition of oil and gas reserves. In addition, capital is required to operate and expand our oil and gas field operations and purchase equipment. At December 31, 2009, we had working capital of $7,396,000. We anticipate that we will be able to meet our cash requirements for the next 12 months. However, if such plans or assumptions change or prove to be inaccurate, we could be required to seek additional financing sooner than currently anticipated.

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

Our revenues, profitability and the carrying value of our oil and gas properties are substantially dependent upon prevailing prices of, and demand for, oil and gas and the costs of acquiring, finding, developing and producing reserves. Our ability to obtain borrowing capacity, to repay future indebtedness, and to obtain additional capital on favorable terms is also substantially dependent upon oil and gas prices. Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and gas are subject to wide fluctuations in response to: (i) relatively minor changes in the supply of, and demand for, oil and gas; (ii) market uncertainty; and (iii) a variety of additional factors, all of which are beyond our control. These factors include domestic and foreign political conditions, the price and availability of domestic and imported oil and gas, the level of consumer and industrial demand, weather, domestic and foreign government relations, the price and availability of alternative fuels and overall economic conditions. Furthermore, the marketability of our production depends in part upon the availability, proximity and capacity of gathering systems, pipelines and processing facilities. Volatility in oil and gas prices could affect our ability to
market our production through such systems, pipelines or facilities.   As of
December 31, 2009, approximately 82% of our gas production is currently sold to seven gas purchasing firms on a month-to-month basis at prevailing spot market prices. Oil prices remained subject to unpredictable political and economic forces during 2009, 2008 and 2007, and experienced fluctuations similar to those seen in natural gas prices for the year. We believe that oil prices will continue to fluctuate in response to changes in the policies of the Organization of Petroleum Exporting Countries ("OPEC"), changes in demand from many Asian countries, current events in the Middle East, security threats to the United States, and other factors associated with the world political and economic environment. As a result of the many uncertainties associated with levels of production maintained by OPEC and other oil producing countries, the availabilities of worldwide energy supplies and competitive relationships and consumer perceptions of various energy sources, we are unable to predict what changes will occur in crude oil and natural gas prices.

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

We generate typical oil and gas field wastes, including hazardous wastes that are subject to the Federal Resources Conservation and Recovery Act and comparable state statutes. The United States Environmental Protection Agency and various state agencies have limited the approved methods of disposal for certain hazardous and non-hazardous wastes. Furthermore, certain wastes generated by our oil and gas operations that are currently exempt from regulation as "hazardous wastes" may in the future be designated as "hazardous wastes", and therefore be subject to more rigorous and costly operating and disposal requirements.

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

We own or lease properties that for many years have produced oil and gas. We also own natural gas gathering systems. It is not uncommon for such properties to be contaminated with hydrocarbons. Although we or previous owners of these interests may have used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties or on or under other locations where such wastes have been taken for disposal. These properties may be subject to federal or state requirements that could require us to remove any such wastes or to remediate the resulting contamination. In addition to properties that we operate, we have interests in many properties which are operated by third parties over whom we have limited control. Notwithstanding our lack of control over properties operated by others, the failure of the previous owners or operators to comply with applicable environmental regulations may, in certain circumstances, adversely impact us.


Item 1B. Unresolved Staff Comments

None

Item 2. Properties

OIL AND GAS PROPERTIES

The following table sets forth pertinent data with respect to the Company-owned oil and gas properties, all located within the continental United States, as estimated by the Company:

                                                 Year Ended December 31,
                                          -----------------------------------
                                              2009        2008        2007
                                          ----------- ----------- -----------
Gas and Oil Properties, net (1):
   Proved developed gas reserves-Mcf (2)
      Proved developed producing            8,166,000   8,280,000  10,206,000
      Proved developed non-producing        2,507,000   2,603,000     742,000
   Proved undeveloped gas reserves-Mcf (3)  1,848,000   2,877,000   3,419,000
                                          ----------- ----------- -----------
     Total proved gas reserves-Mcf         12,521,000  13,760,000  14,367,000
                                          =========== =========== ===========


Proved Developed Crude Oil and
   Condensate reserves-Bbls (2)
      Proved developed producing              284,000     225,000     292,000
      Proved developed non-producing           13,000      28,000      42,000
Proved Undeveloped crude oil and
   Condensate reserves-Bbls (3)                26,000       9,000      11,000
                                          ----------- ----------- -----------
   Total proved crude oil and condensate
     Reserves-Bbls                            323,000     261,000     345,000
                                          =========== =========== ===========


(1) The estimate of the net proved oil and gas reserves, future net revenues, and the present value of future net revenues.

(2) "Proved Developed Oil and Gas Reserves" are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

(3) "Proved Undeveloped Reserves" are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. See Footnote 18 to the Financial Statements, Supplemental Reserve Information (Unaudited), for further explanation of the changes for 2007 through 2009.

Productive Wells

The following table sets forth our domestic productive wells and includes both operated wells and wells operated by third parties at December 31, 2009.

                  Gas Wells              Oil Wells           Total Wells
           ---------------------- --------------------- ---------------------
              Gross        Net       Gross       Net       Gross       Net
           ----------  ---------- ---------- ---------- ---------- ----------

               276       88.17        125       57.49       401      145.66

Acreage

The following table sets forth our undeveloped and developed gross and net leasehold acreage for our operated and non-operated wells at December 31, 2009. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Undeveloped acreage should not be confused with undrilled acreage held by Production under the terms of a lease. Undrilled acreage held by production under the terms of a lease is included in the Developed Acre category total shown below.


            Undeveloped Acreage     Developed Acreage        Total Acreage
           ---------------------- --------------------- ---------------------
              Gross        Net       Gross       Net       Gross       Net
           ----------  ---------- ---------- ---------- ---------- ----------

              3,026       2,396     83,423     20,582     86,449     22,978

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

Wells Drilled and Completed

The Company's working interests in both operated and outside operated exploration and development wells completed during the years indicated were as follows:

                                             Year Ended December 31,
                                     -----------------------------------------
                                         2009          2008          2007
                                     ------------- ------------- -------------
                                      Gross   Net   Gross   Net   Gross   Net
                                     ------ ------ ------ ------ ------ ------
Exploratory Wells (1):
  Productive                            -      -      -      -      -      -
  Non-Productive                        -      -      -      -      -      -
                                     ------ ------ ------ ------ ------ ------
    Total                               -      -      -      -      -      -
                                     ------ ------ ------ ------ ------ ------

Development Wells (2):
  Productive                          9.000  1.261 11.000  1.962 17.000  4.714
  Non-Productive                        -      -      -      -      -      -
                                     ------ ------ ------ ------ ------ ------
    Total                             9.000  1.261 11.000  1.962 17.000  4.714
                                     ------ ------ ------ ------ ------ ------

Total Exploration & Development
Wells:
  Productive                          9.000  1.261 11.000  1.962 17.000  4.714
  Non-Productive                        -      -      -      -      -      -
                                     ------ ------ ------ ------ ------ ------
     Total                            9.000  1.261 11.000  1.962 17.000  4.714
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

The following tables set forth additional data with respect to production from Company-owned oil and gas operated and non-operated properties, all located within the continental United States:

                                     For the years ended December 31
                               2009      2008      2007      2006      2005
                             --------  --------  --------  --------  --------
Oil and Gas Production, net:
 Natural Gas (Mcf)            866,416 1,231,835   880,662   671,527   655,568
 Crude Oil & Condensate (Bbl)  25,875    32,663    24,472    25,443    21,323

Average Sales Price per Unit
Produced:
 Natural Gas ($/Mcf)          $  4.13  $   8.41  $   6.63  $   5.55  $   6.74
 Crude Oil & Condensate($/Bbl)$ 56.55  $  71.21  $  65.17  $  53.14  $  52.50

Average Production Cost per
Equivalent Barrel (1) (2)       14.37  $  14.98  $  14.36  $  15.14  $  13.38

(1) Includes severance taxes and ad valorem taxes.

(2) Gas production is converted to equivalent barrels at the rate of six MCFG per barrel, representing relative energy content of natural gas to oil.

The Company owns producing royalties and overriding royalties under properties located in Texas. The revenue from these properties is not significant.

The Company is not aware of any major discovery or other favorable or adverse event that is believed to have caused a significant change in the estimated proved reserves since December 31, 2009.

OFFICE SPACE

The Company owns a commercial office building. The property is a two story multi-tenant, garden office building with a sub-grade parking garage. The 27 year old building contains approximately 46,286 rentable square feet and sits on a 1.4919 acre block of land situated in north Dallas, Texas in close proximity to hotels, restaurants and shopping areas (the Galleria/Valley View
Mall) with easy access to Interstate Highway 635 (LBJ Freeway) and Dallas Parkway (North Dallas Toll Road). The Company occupies approximately 10,317 rentable square feet of the building as its primary office headquarters, and leases the remaining space in the building to non-related third party commercial tenants at prevailing market rates.

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

The Company normally does not purchase and resell natural gas, but gathers gas for a fee. The fees charged in some cases are subject to regulations by the State of Texas and the Federal Energy Regulatory Commission. Average daily volumes of gas gathered by the pipelines owned by the Company were 811, 1,520, and 1,112 MCF per day for 2009, 2008, and 2007 respectively.

Oilfield Production Equipment

The Company owns various natural gas compressors, pumping units, dehydrators and various other pieces of oil field production equipment.

Substantially all of the equipment is located on oil and gas properties operated by the Company and in which it owns a working interest. The rental fees are charged as lease operating fees to each property and each owner.

M-R Oilfield Services, LP is an oilfield service company which provides to the Company, roustabout, swabbing and completion services at rates which are at or below market. This limited partnership has Chris G. Mazzini and Michelle H. Mazzini as its limited partners. This oil field services company currently does work exclusively for the Company and its related company, Giant Energy although it has contemplated doing work for unrelated third parties as well. The Company benefits by having immediate access to services.


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

Prior to 2004, no significant public trading market had been established for the Company's common stock. The Company does not believe that listings of bid and asking prices for its stock are indicative of the actual trades of its stock, since trades are made infrequently. However during 2004, there was a material increase in the number of shares traded and a material increase in the stock price. The following table shows high and low trading prices for each quarter in 2007, 2008 and 2009.

                                          Price Per Share
                                          High        Low
                   2007
                     First Quarter        6.10       5.00
                     Second Quarter       6.10       4.05
                     Third Quarter        5.55       5.00
                     Fourth Quarter       5.70       5.15

                   2008
                     First Quarter        6.50       5.00
                     Second Quarter      10.95       5.23
                     Third Quarter        8.80       4.25
                     Fourth Quarter       4.00       1.75

                   2009
                     First Quarter        3.19       1.75
                     Second Quarter       2.50       1.70
                     Third Quarter        2.45       1.50
                     Fourth Quarter       2.95       1.65

During the First Quarter of 2010, subsequent to year end, the following high and low prices were recorded for the Company's common stock.
                                          Price Per Share
                                          High        Low
                   2010
                     First Quarter        1.99       1.65

There is no amount of common stock that is subject to outstanding warrants to purchase, or securities convertible into, common stock of the Company.

As of March 31, 2010, there were approximately 550 record holders of the Company's Common Stock.

The following chart compares the yearly percentage change in the cumulative total stockholder return on the Company's Common Stock during the five years ended December 31, 2009 with the cumulative total return of the Standard and Poor's 500 Stock Index and of the Dow Jones U.S. Exploration and Production Index (formerly Dow Jones Secondary Oil Stock Index). The comparison assumes $100 was invested on December 31, 2004 in the Company's Common Stock and in each of the foregoing indices and assumes reinvestment of dividends. The Company paid no dividends on its Common Stock during the five-year period.

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

During the fourth quarter of the fiscal year ended December 31, 2009, the Company did not repurchase any of its equity securities. The Board of
 Directors has not approved nor authorized any standing repurchase program.


Item 6.  Selected Financial Data

The selected financial information presented should be read in conjunction with the consolidated financial statements and the related notes thereto.

                                 For the years ended December 31
                      2009        2008        2007        2006        2005
                  ----------- ----------- ----------- ----------- -----------
Total Revenue     $ 6,913,000 $14,064,000 $ 8,707,000 $ 6,174,000 $ 6,395,000
Net Income (Loss)    (196,000)  3,521,000   1,808,000     920,000   1,417,000
Earnings per Share    ($ 0.03)      $ 0.46      $ 0.24      $ 0.12      $ 0.19

                                       As of December 31,
                      2009        2008        2007        2006        2005
                  ----------- ----------- ----------- ----------- -----------
Total Assets      $20,386,000 $21,289,000 $15,631,000 $13,024,000 $11,387,000
Long-Term Debt        960,000   1,080,000   1,200,000   1,320,000   1,440,000

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

Results of Operations
                           2009 Compared to 2008

Oil revenue for 2009 was approximately $1,485,000 compared to $2,326,000 for 2008, a decrease of approximately $841,000 or 36.16%. This was due to a decrease in average oil prices from $71.21 per bbl in 2008 to $56.55 per bbl in 2009, a decrease of $14.66 per bbl or 20.59%. In addition to the decrease in oil prices, oil sales decreased from approximately 32,650 bbls in 2008 to approximately 25,875 bbls in 2009, a decrease of 6,775 bbls or 20.75%.

Gas revenue for 2009 was approximately $3,582,000 compared to $10,364,000 for 2008, a decrease of approximately $6,782,000 or 65.44%. This was due primarily to a drop in average gas prices from $8.41 per Mcf in 2008 to $4.13 per Mcf in 2009, a decrease of $4.28 per MCF or 50.89%. In addition to the decrease in gas prices, gas sales decreased from approximately 1,232,000 Mcf in 2008 to approximately 866,000 Mcf in 2009, a decrease of 366,000 Mcf or 29.71%.

Lease operating expenses for 2009 were $1,640,000 compared to $2,552,000 in 2008, a net decrease of $912,000 or 35.74%. Production taxes, gathering, transportation and marketing expenses for 2009 were approximately $807,000 compared to $969,000 in 2008, a net decrease of $162,000 or 16.75%. For presentation purposes the Company split out amounts for production taxes, gathering, transportation and marketing expenses separately from lease operating expenses. In prior years, these amounts were presented together under the line item description of lease operating expenses. There have been no changes to total expenses for the each of the periods shown, and the presentation for 2008 and 2007 has been restated to conform to the new presentation. The Company feels the separate reporting of the amounts gives a better look at the results of the Company's expenses to operate its leases. Approximately $413,000 of the decrease in lease operating expenses is due to reduced workover costs. Another $250,000 of the drop is due to high cost wells being shut in during 2009. Nearly $100,000 is due to reduced water production on wells which in 2008 had significant water hauling expenses. The remaining decrease in lease operating expenses is due to cost containment. The decrease in production taxes, gathering, transportation and marketing expenses is due to overall production being down from 2008 to 2009.

Depreciation and amortization for 2009 was $997,000 compared to $1,215,000 for 2008, a decrease of $218,000, or 17.94%. The Company re-evaluated its proved oil and gas reserves as of December 31, 2009, and decreased its estimated total proved reserves by approximately 145,000 EBO to 2,410,000 EBO at the end of 2009 compared to 2,555,000 EBO at the end of 2008, a decrease of approximately 5.68% Sale of oil and gas products during 2009 decreased by approximately 38,000 EBO from approximately 238,000 EBO in 2008 to approximately 200,000 EBO in 2009, a decrease of 15.97%. (See Footnote 18 to the Financial Statements). This resulted in a decrease in the depletion rate factor from 8.520% in 2008 to 7.662% in 2009. In addition to the lower depletion rate, the overall decrease in the amount of amortization was caused by a reduction between years in the estimated cost basis on which the depletion rate factor was applied. This decrease was primarily due to a reduction in the estimated future cost of developing proved undeveloped properties by approximately $1,794,000 in the 2009 reserve report.

General and administrative expenses for 2009 were $3,332,000 compared to $3,198,000 for 2008, an increase of approximately $134,000 between years or 4.19%. This increase is due mainly to payroll costs and associated employee benefit costs. Personnel costs and benefits accounted for approximately $2,970,000 of the total general and administrative costs in 2009 as compared to $2,649,000 in 2008. A portion of the increase in salary and benefits was due to personnel added to the Company's payroll as the result of the termination of the Management Services Contract between the Company and Giant Energy on September 30, 2008. Effective October 1, 2008, Chris Mazzini, Michelle Mazzini, President and Vice President of the Company respectively, became employees of Spindletop Oil & Gas Co. which eliminated the monthly management fee.

                           2008 Compared to 2007

Oil revenue for 2008 was approximately $2,326,000 compared to $1,595,000 for 2007, an increase of approximately $731,000 or 45.8%. This was due to an increase in average oil prices from $65.17 per bbl in 2007 to $71.21 per bbl in 2008, an increase of 9.27%. In addition to the increase in oil prices, oil production increased from approximately 24,500 bbls in 2007 to approximately 32,650 bbls in 2008, an increase of 33.26%. This increase was primarily due to increased oil sales from our East Texas oil properties of approximately $194,000.

Gas revenue for 2008 was approximately $10,364,000 compared to $5,842,000 for 2007, an increase of approximately $4,522,000 or 77.41%. This was due primarily to an increase in average gas prices from $6.63 per Mcf in 2007 to $8.41 per Mcf in 2008, an increase of 26.85%. In addition to the increase in gas prices, gas production increased from approximately 881,000 Mcf in 2007 to approximately 1,232,000 Mcf in 2008, an increase of 351,000 Mcf or 39.84%.
The majority of the increase in gas production was from our new Barnett Shale horizontal gas wells. There was a decrease of approximately $289,000 from our Olex wells in Denton County, Texas. Our new Barnett Shale horizontal gas wells accounted for approximately $3,100,000 of the increase over 2007 sales due to production for a full year on most of the wells as well as increase gas prices from 2007 to 2008. Gas sales for 2008 from non-operated wells increased by approximately $462,000 as compared with 2007. In addition, we had an increase in gas revenue from the University "K" workover of approximately $690,000.

Lease operating expenses for 2008 were $2,552,000 compared to $1,653,000, a net increase of $899,000 or 54.39%. Production taxes, gathering, transportation and marketing expenses for 2008 were approximately $969,000 compared to $806,000 in 2007, a net increase of $163,000 or 20.22%. For presentation purposes in 2009, the Company split out amounts for production taxes, gathering, transportation and marketing expenses separately from lease operating expenses. In prior years, these amounts were presented together under the line item description of lease operating expenses. Many wells were operated in 2008 at a decrease in expenses compared to 2007. These efficiencies were offset by several projects including workover expenses. Remedial activity on our heavy oil wells in Titus County, Texas was approximately $210,000 greater than in 2007. Workover expenses on our Ward, County wells were approximately $161,000 greater than in 2007. Lease operating expenses attributable to several new Barnett Shale horizontal wells in Parker County, Texas were approximately $580,000 greater than for the previous year. The remaining net increase in operating expenses is due to the overall increase for oil field services, equipment, and labor as well as additional remedial repair projects that are in addition to normal operating expenses. In addition to increases in operating expenses, the Company anticipates receiving a credit of approximately $264,000 for a high cost gas exemption of severance taxes covering four new Barnett Shale wells drilled in 2007 and 2008. This anticipated credit, when approved by and received from the State Comptroller of Texas, will be offset against severance taxes payable.

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

General and administrative expenses for 2008 were $3,198,000 compared to $2,221,000 for 2007, an increase of approximately $977,000 between years or 44.0%. This increase is due mainly to payroll costs and associated employee benefit costs. Personnel costs and benefits accounted for approximately $2,649,000 of the total general and administrative costs in 2008 as compared to $1,600,000 in 2007. This increase was due to the addition of several full-time employees during 2008 and the last half of 2007.

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


              Item 8. Consolidated Financial Statements And
                        Schedules Index At Page 50


   Item 9. Changes In And Disagreements With Accountants On Accounting And
                           Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supersision and with the participation of our management, including our Principal Executive Officer and Pricipal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedured( as defined in Rule 13a-15(e)) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely diecisions regarding required disclosure. Based on this evaluation our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. There are inherent limitations to the effectiveness of any system of internal control over financial reporting. These limitations include the possibility of human error, the circumvention of overriding of the system and reasonable resource constraints. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management's assessments and those criteria, management has concluded that Company's internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial report. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

In preparation for management's report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                        Item 9B. Other Information

Not Applicable

                                 PART III

       Item 10.  Directors And Executive Officers Of The Registrant

The Directors and Executive Officers of the Company and certain information concerning them is set forth below:

      Name                      Age   Position
      ------------------------  ----  -------------------------------------
      Chris G. Mazzini           52   Chairman of the Board, Director and
                                      President

      Michelle H. Mazzini        48   Director, Vice President, Secretary,
                                      Treasurer

      David E. Allard            51   Director

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

Michelle Mazzini, Vice President and General Counsel, received her Bachelor of Science Degree in Business Administration (Major: Accounting) from the University of Southwestern Louisiana (now named University of Louisiana at Lafayette) where she graduated magna cum laude in 1985. She earned her law degree from Louisiana State University where she graduated Order of the Coif in 1988. Ms. Mazzini began her career with Thompson & Knight, a large law firm in Dallas, where she focused her practice on general corporate and finance transactions. She also worked as Corporate Counsel for Alcatel USA, a global telecommunications manufacturing corporation where her practice was broad- based. Ms. Mazzini serves as Vice President and General Counsel of the Company.

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

Michael G. Boos, Geologist, earned a Bachelor of Science degree in Geology from the University of Delaware in 1979. After performing geophysical research for the State of Delaware seeking hydrothermal energy sources, Mr. Boos worked independently for many years as a Petroleum Exploration Consultant and as a Staff Explorationist for a local oil company. He has numerous field discoveries in the Mid-Continent to his credit. In 1993 Mr. Boos joined Spindletop's Geological Department. He pursued a Masters degree through the University of Texas system, and later worked as a Geologist and Senior Project Manager for several national environmental consulting firms until rejoining Spindletop in October, 2008. His petroleum exploration experience includes Alaska's North Slope (Prudhoe Bay), many of the continental U.S. producing basins, as well as Central and South America. He has testified as an Expert Witness before the Texas Railroad Commission (TRRC) on several occasions. He is a founding member of both the Geological Information Library of Dallas (GILD, now Geomap) and the American Association of Petroleum Geologists (AAPG) Environmental Division, and is a licensed Professional Geologist (P.G.) in the states of Texas and Tennessee.

Dave Chivvis, Petroleum Engineer, joined the Company at the end of May, 2008. Mr. Chivvis earned his Bachelor of Science degree in Petroleum Engineering from Texas A&M University in 1993. After graduation, he worked for Cox Resources Corporation, an independent oil and gas company located in Dallas, Texas.
Mr. Chivvis worked in various engineering areas from operations to acquisitions of oil and gas properties in Texas, Oklahoma, Louisiana, and Arkansas. He then moved to Los Angeles in 2001 to pursue other opportunities before moving back to Texas to join the Company.

Robert E. Corbin, Controller, has been a full-time employee of Spindletop since April 2002. From May 2001 until April 2002, Mr. Corbin was an Independent Accounting Consultant and devoted substantially all of his time to Spindletop. He has been active in the oil and gas industry for over 35 years, during which time he has served as financial officer of a publicly-held company as well as several private oil and gas companies and partnerships. Mr. Corbin graduated from Texas Tech University in 1969 with a BBA degree in Accounting and began his accounting career as an auditor with Arthur Andersen & Co. in 1970. Mr. Corbin is a Certified Public Accountant.

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

Mike Keen, Operations Manager, joined the Company in March, 2006.  Mr. Keen has
over 29 years experience in the oil and gas industry.   He graduated magna cum
laude from Rose-Hulman Institute of Technology in May 1975 with a Bachelor of Science degree in Mechanical Engineering. Mr. Keen started his career with Texaco, Inc. in Great Bend, Kansas working primarily in the mid-continent area. Mr. Keen then moved to North Texas and went to work for Mitchell Energy
Corporation primarily focusing on the Fort Worth Basin.   He also worked for
Huffco in Indonesia, Aminoil in South Texas and most recently for Envirogas, primarily in the Appalachian and Illinois Basins, before switching to the "downstream" side of the industry to work for Indiana Gas Company the largest gas utility in Indiana at the time.

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

                       Board Meetings and Committees

The Board of Directors met three times in 2009. The Board has established an audit committee. The Board is small and all members of the Board serve on the audit committee. The function of the audit committee is to assist the Board in fulfilling its oversight responsibilities by reviewing the financial information that will be provided to the shareholders and others, the systems of internal controls that management and the Board of Directors have established, and the audit process. The committee is comprised of Mr. David Allard (Chairman), Mr. Chris Mazzini, and Ms.. Michelle Mazzini.
The committee met three times in 2009.

With respect to nominations to the Board, compensation, financial planning, strategies, and business alternatives, the Company does not have separate committees as the Board is small and all members of the Board participate in making recommendations and decisions on these matters.


                     Item 11.  Executive Compensation

Cash Compensation

On October 1, 2008, Mr. Mazzini and Ms. Mazzini became employees of theCompany. From October 1, 2008 to December 31, 2008 neither Mr. Mazzini nor Ms. Mazzini were paid cash compensation in excess of $100,000.00 each as they were employed by Giant from January 1, 2008 through October 31, 2008. For the years ended

December 31, 2007 and 2006, neither Mr. Mazzini nor Ms. Mazzini received any salary from the Company. In 2007 and 2008, management fees the Company paid to Giant were used to reimburse a portion of Mr. Mazzini's, Ms. Mazzini's and other Giant employees' salaries for time spent working on matters for the Company. During 2009, cash compensation of $195,409 and $143,700 was paid to Mr. Mazzini and Ms. Mazzini respectively.

The Company has no stock option or incentive plan, does not grant any plan-based awards or awards of equity securities. The Company has no pension plan for its employees.

                       Compensation Pursuant to Plan

None

                            Other Compensation

Key employees and officers of the Company may sometimes be assigned overriding royalty interests and/or carried working interests in prospects acquired by or generated by the Company. These interests normally vary from less than one percent to three percent for each employee or officer. There is no set formula or policy for such program, and the frequency and amounts are largely controlled by the economics of each particular prospect. We believe that these types of compensation arrangements enable us to attract, retain and provide additional incentives to qualified and experienced personnel

Effective December 16, 2009, the Company issued 10,000 shares of restricted common stock to a key employee pursuant to an employment package. The shares were valued at $1.65 per share, the believed market value for free trading shares at the time of issue. The amount was expensed as general and administrative expense. The shares of common stock were issued out of Treasury Stock and reduced the amount of the Company's common stock held in Treasury from 56,668 to 46,668 shares.

Effective April 9, 2009, the Company issued 10,000 shares of restricted common stock to a key employee pursuant to an employment package. The shares were valued at $2.00 per share, the believed market value for free trading shares at the time of issue. The amount was expensed as general and administrative expense. The shares of common stock were issued out of Treasury Stock and reduced the amount of the Company's common stock held in Treasury from 66,668
o 56,668 shares.

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

                         Compensation of Directors

Directors who are employees of the Company are not currently compensated for their services on the board. Mr. Allard was paid a director's fee of $15,000 in 2009 and $17,500 in 2008 to compensate him for his position as the Board of Directors' Financial Expert. Mr. Allard receives $2,500 for each board of directors meeting during the year. In 2007, Mr. Paul E. Cash (a director who resigned on October 31, 2007) was paid a director's fee of $10,000 to compensate him for his position as the Board of Directors' Financial Expert.

        Termination of Employment and Change of Control Arrangement

There are no plans or arrangements for payment to officers or directors upon resignation or a change in control of the Registrant.


  Item 12.  Security Ownership Of Certain Beneficial Owners And Management

Security Ownership of Certain Beneficial Owners and Managers

The table below sets forth the information indicated regarding ownership of the Registrant's common stock, $.01 par value, the only outstanding voting securities, as of December 31, 2009 with respect to: (i) any person who is known to the Registrant to be the owner of more than five percent (5%) of the Registrant's common stock; (ii) the common stock of the Registrant beneficially owned by each of the directors of the Registrant and, (iii) by all officers and directors as a group. Each person has sole investment and voting power with respect to the shares indicated, except as otherwise set forth in the footnotes to the table.

                                                                Pct Based On
                                                    Nature of    Outstanding
    Name and Address                     Number    Beneficial     Percent of
  Of Beneficial Owner                  of Shares    Ownership       Class
----------------------------------- -------------- ----------- ---------------
Chris Mazzini and Michelle Mazzini     5,900,543       (1)           77%
12850 Spurling Rd., Suite 200
Dallas, Texas 75230

All officers and directors
as a group                             5,900,543                     77%



West Coast Asset Management, Inc.        703,000       (2)            9%
West Coast Opportunity Fund, LLC
Paul J. Orfalea
Lance W. Helfert
R. Atticus Lowe
1205 Coast Village Road
Montecito, California 93108

(1) Chris Mazzini directly owns 39,654 shares (1%). Giant Energy Corp. directly owns 5,860,889 shares (76%). Chris Mazzini owns 100% of the common stock of Giant Energy Corp.

(2) According to Amendment No. 3 to Schedule 13G filed with the Commission by these persons for event occurring December 31, 2009, each of the individually named persons have shared power to vote or direct a vote as well as shared power to dispose or direct the disposition of the aggregate amount of stock owned.

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

On October 1, 2008, Giant entered into an Administrative Services Agreement with the Company whereby Giant will pay the Company $250 per month for the Company providing administrative services to Giant.

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

             Item 14.  Principal Accounting Fees and Services

The following table sets forth the aggregate fees for professional services rendered to Spindletop Oil & Gas Co. and Subsidiaries for the years 2009, 2008 and 2007 by accounting firm, Farmer, Fuqua, & Huff, P.C.

             Type of Fees             2009      2008      2007
                                    -------   -------   -------
             Audit Fees             $40,000   $31,000   $33,000
             Audit related fees         -         -         -
             Tax fees                   -         -         -
             All other fees             -         -         -

Members of the Board of Directors (the "Board") fulfill the responsibilities of an audit committee and have established policies and Procedures for the approval and pre-approval of audit services and permitted non-audit services. The Board has the responsibility to engage and terminate Farmer, Fuqua, & Huff, P.C. independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All the fees for 2009, 2008 and 2007 were pre-approved by the Board or were within the pre-approved guidelines for permitted non-audit services and fees established by the Board, and there were no instances of waiver of approved requirements or guidelines during the same periods.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

    (a)  The following documents are filed as a part of this report:

    (1) FINANCIAL STATEMENTS: The following financial statements of the Registrant and Report of Independent Registered Public Accounting Firm therein are filed as part of this Report on Form 10-K:
                                                                  Page
     Report of Farmer, Fuqua & Huff, P.C
       Independent Registered Public Accounting Firm               54
     Consolidated Balance Sheets                                   55
     Consolidated Statement of Income                              57
     Consolidated Statement of Changes in
       Stockholders' Equity                                        58
     Consolidated Statements of Cash Flows                         59
     Notes to Consolidated Financial Statements                    60

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

(c) The Index to Consolidated Financial Statements and Supplemental Schedules is included following the signatures, beginning at page 53 of this Report.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPINDLETOP OIL & GAS CO.

Dated: April 15, 2010

                                           By /s/ Chris Mazzini
                                           ------------------------------
                                           Chris Mazzini
                                           President, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                              Capacity                    Date
Principal Executive Officers:

/s/ Chris Mazzini
-------------------------------   President, Director          April 15, 2010
Chris Mazzini                     (Chief Executive
                                  Officer)


/s/  Michelle Mazzini
--------------------------------  Vice President, Secretary,   April 15, 2010
Michelle Mazzini                  Treasurer, Director



/s/  David E. Allard
--------------------------------  Director                     April 15, 2010
David E. Allard



/s/  Robert E. Corbin
--------------------------------  Controller (Principal        April 15, 2010
Robert E. Corbin                  Financial and Accounting
                                  Officer)









                                   -52

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
         Index to Consolidated Financial Statements and Schedules


                                                                         Page


Report of Independent Registered Public Accounting Firm  . . . . . . . . . 54

Consolidated Balance Sheets - December 31, 2009 and 2008 . . . . . . . . . 55

Consolidated Statements of Income for the years
    Ended December 31, 2009, 2008 and 2007 . . . . . . . . . . . . . . . . 57

Consolidated Statements of Changes in Shareholders'
    Equity for the years ended December 31, 2009, 2008, and 2007 . . . . . 58

Consolidated Statements of Cash Flows for the years ended
    December 31, 2009, 2008 and 2007. . . . . .  . . . . . . . . . . . . . 59

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . 60

Schedules for the years ended December 31, 2009, 2008 and 2007
    II  - Valuation and Qualifying Accounts. . . . . . . . . . . . . . . . 79
    III - Real Estate and Accumulated Depreciation . . . . . . . . . . . . 80

All other schedules have been omitted because they are not applicable, not required, or the information has been supplied in the consolidated financial statements or notes thereto.
























                                   -53-
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Spindletop Oil & Gas Co.

We have audited the accompanying consolidated balance sheets of Spindletop Oil & Gas Co. (A Texas Corporation) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2009 Spindletop Oil & Gas Co.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spindletop Oil & Gas Co. and subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management's assertion about the effectiveness of Spindletop Oil & Gas Co.'s internal control over financial reporting as of December 31, 2009 included in the accompanying management report on internal control over financial reporting and, accordingly, we do not express an opinion thereon.

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

Plano, Texas
April 15, 2010

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                                        As of December 31
                                                   --------------------------
                                                       2009          2008
                                                   -----------    -----------
                ASSETS

Current Assets
  Cash and cash equivalents                        $ 9,153,000    $10,468,000
  Accounts receivable, trade                           873,000      1,510,000
  Income tax receivable                                582,000            -
                                                   -----------    -----------
    Total current assets                            10,608,000     11,978,000
                                                   -----------    -----------

Property and Equipment, at cost
  Oil and gas properties (full cost method)         15,080,000     13,633,000
  Rental equipment                                     399,000        399,000
  Gas gathering systems                                145,000        145,000
  Other property and equipment                         187,000        170,000
                                                   -----------    -----------
                                                    15,811,000     14,347,000
  Accumulated depreciation and amortization         (7,904,000)    (7,007,000)
                                                   -----------    -----------
    Total property and equipment, net                7,907,000      7,340,000
                                                   -----------    -----------

Real Estate Property, at cost
  Land                                                 688,000        688,000
  Commercial office building                         1,580,000      1,580,000
  Accumulated depreciation                            (400,000)      (300,000)
                                                   -----------    -----------
    Total real estate property, net                  1,868,000      1,968,000
                                                   -----------    -----------

Other Assets                                             3,000          3,000
                                                   -----------    -----------
Total Assets                                       $20,386,000    $21,289,000
                                                   ===========    ===========









     The accompanying notes are an integral part of these statements.

                                   -55-

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS - (Continued)


                                                        As of December 31
                                                   --------------------------
                                                       2009           2008
                                                   -----------    -----------
   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Notes payable, current portion                   $   120,000    $   120,000
  Accounts payable and accrued liabilities           2,995,000      3,788,000
  Income tax payable                                       -           44,000
  Tax savings benefit payable                           97,000         97,000
                                                   -----------    -----------
    Total current liabilities                        3,212,000      4,049,000
                                                   -----------    -----------

Non-current Liabilities
  Notes payable, long-term portion                     960,000      1,080,000
  Asset Retirement Obligation                          762,000        667,000
                                                   -----------    -----------
    Total non-current liabilities                    1,722,000      1,747,000
                                                   -----------    -----------

Deferred income tax payable                          2,341,000      2,457,000
                                                   -----------    -----------
    Total liabilities                                7,275,000      8,253,000
                                                   -----------    -----------


Shareholders' Equity
  Common stock, $.01 par value; 100,000,000
   Shares authorized; 7,677,471 shares
   issued and 7,630,803 shares outstanding
   at December 31, 2009; 7,677,471 shares
   issued and 7,610,803 shares outstanding at
   December 31, 2008.                                   77,000         77,000
Additional paid-in capital                             901,000        874,000
Treasury Stock at cost                                 (23,000)       (32,000)
Retained earnings                                   12,156,000     12,117,000
                                                   -----------    -----------
  Total shareholders' equity                        13,111,000     13,036,000
                                                   -----------    -----------

Total Liabilities and Shareholders' Equity         $20,386,000    $21,289,000
                                                   ===========    ===========



     The accompanying notes are an integral part of these statements.

                                   -56-
                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME


                                                Years Ended December 31,
                                          -----------------------------------
                                              2009        2008        2007
                                          ----------- ----------- -----------
Revenues
  Oil and gas revenue                     $ 5,067,000 $12,690,000 $ 7,437,000
  Revenue from lease operations               317,000     269,000     212,000
  Gas gathering, compression and
  Equipment rental                            192,000     179,000     179,000
  Real estate rental income                   503,000     509,000     512,000
  Interest income                             208,000     285,000     299,000
  Other                                       626,000     132,000      68,000
                                          ----------- ----------- -----------
    Total revenue                           6,913,000  14,064,000   8,707,000
                                          ----------- ----------- -----------

Expenses
  Lease operations                          1,640,000   2,552,000   1,653,000
  Production taxes, gathering & marketing     807,000     969,000     806,000
  Pipeline and rental operations               34,000      40,000      49,000
  Real estate operations                      249,000     320,000     365,000
  Depreciation and amortization               997,000   1,215,000     728,000
  Accretion of asset retirement obligation     86,000      38,000      24,000
  General and administrative                3,332,000   3,198,000   2,221,000
  Interest expense                             71,000     112,000      86,000
                                          ----------- ----------- -----------
    Total expenses                          7,216,000   8,444,000   5,932,000
                                          ----------- ----------- -----------
Income (loss) before income tax              (303,000)  5,620,000   2,775,000
                                          ----------- ----------- -----------

Current tax provision (benefit)              (226,000)  1,497,000     436,000
Deferred tax provision (benefit)             (116,000)    602,000     531,000
                                          ----------- ----------- -----------
                                             (342,000)  2,099,000     967,000
                                          ----------- ----------- -----------

Net income                                $    39,000 $ 3,521,000 $ 1,808,000
                                          =========== =========== ===========

Earnings per share of common stock
  Basic & diluted                           $  0.01     $  0.46     $  0.24
                                          =========== =========== ===========

Weighted Average Shares Outstanding
  Basic and Diluted                         7,618,940   7,610,803   7,604,269
                                          =========== =========== ===========

     The accompanying notes are an integral part of these statements.

                                   -57-

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               YEARS ENDED DECEMBER 31, 2009, 2008 and 2007

                                     Additional     Treasury
                      Common Stock     Paid-In        Stock         Retained
                    Shares   Amount    Capital   Shares   Amount    Earnings
                  --------- -------- ---------- -------- -------- -----------
Balance at
December 31, 2006 7,677,471 $ 77,000 $  850,000   81,668 $(40,000)$ 6,788,000

Issuance of 5,000
shares of Common Stock
out of Treasury Stock
as part of an employee
compensation package    -        -        9,000   (5,000)   2,000        -

Issuance of 10,000
shares of Common Stock
out of Treasury Stock
as part of an employee
compensation package    -        -       15,000  (10,000)   6,000         -

Net Income              -        -          -        -        -     1,808,000
                  --------- -------- ---------- -------- -------- -----------
Balance at
December 31, 2007 7,677,471 $ 77,000 $  874,000   66,668 $(32,000)$ 8,596,000

Net Income              -        -          -        -      -       3,521,000
                  --------- -------- ---------- -------- -------- -----------
Balance at
December 31, 2008 7,677,471 $ 77,000 $  874,000   66,668 $(32,000)$12,117,000

Issuance of 10,000
shares of Common Stock
out of Treasury Stock
as part of an employee
compensation package    -        -       15,000  (10,000)   5,000         -

Issuance of 10,000
shares of Common Stock
out of Treasury Stock
as part of an employee
compensation package    -        -       12,000  (10,000)   4,000         -

Net income              -        -          -        -      -          39,000
                  --------- -------- ---------- -------- -------- -----------
Balance at
December 31, 2009 7,677,471 $ 77,000 $  901,000   46,668 $(23,000)$12,156,000
                  ========= ======== ========== ======== ======== ===========

     The accompanying notes are an integral part of these statements.

                                   -58-
                 SPINDLETOP OIL & GAS CO AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Years Ended December 31,
                                          -----------------------------------
                                              2009        2008        2007
                                          ----------- ----------- -----------
Cash Flows from Operating Activities
  Net income                              $    39,000 $ 3,521,000 $ 1,808,000
  Reconciliation of net income
    to net cash provided by
    Operating Activities
     Depreciation and amortization            997,000   1,215,000     728,000
     Accretion of asset retirement
        Obligation                             86,000      38,000      24,000
     Loss on disposal of assets                   -         8,000         -
     Non-cash employee compensation            36,000         -        32,000
     Changes in prepaid expenses
        to related party                          -           -        60,000
     Changes in accounts receivable           637,000     (97,000)   (240,000)
     Changes in income tax receivable        (582,000)        -       427,000
     Changes in accounts payable             (794,000)  1,517,000      35,000
     Changes in current taxes payable         (44,000)     35,000       8,000
     Changes in deferred taxes payable       (116,000)    602,000     531,000
     Changes in other assets                      -        (2,000)     (1,000)
                                          ----------- ----------- -----------
Net cash provided by operating
  activities                                  259,000   6,837,000   3,412,000
                                          ----------- ----------- -----------
Cash flows from Investing Activities
  Capitalized acquisition, exploration
    and development costs                  (1,437,000) (2,527,000) (2,651,000)
  Purchase of property and equipment          (17,000)     (8,000)    (42,000)
  Capitalized tenant improvements                 -       (39,000)    (33,000)
                                          ----------- ----------- -----------
Net cash used for investing activities
  activities                               (1,454,000) (2,574,000) (2,726,000)
                                          ----------- ----------- -----------
Cash Flows from Financing Activities
  Repayment of note payable to a bank        (120,000)   (120,000)   (120,000)
                                          ----------- ----------- -----------
Net cash used for financing
  activities                                 (120,000)   (120,000)   (120,000)
                                          ----------- ----------- -----------

Increase (decrease)in cash                 (1,315,000)  4,143,000     566,000

Cash at beginning of period                10,468,000   6,325,000   5,759,000
                                          ----------- ----------- -----------
Cash at end of period                     $ 9,153,000 $10,468,000 $ 6,325,000
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

Certain balances for 2007 and 2008 have been reclassified to conform to the 2009 presentation.

Organization and Nature of Operations

The Company was organized as a Texas corporation in September 1985, in connection with the Plan of Reorganization ("the Plan"), effective September 9, 1985, of Prairie States Exploration, Inc., ("Exploration"), a Colorado corporation, which had previously filed for Chapter 11 bankruptcy. In connection with the Plan, Exploration was merged into the Company, with the Company being the surviving corporation. After giving effect to a stock split, up to a total of 166,667 of the Company's common shares may be issued to Exploration's former shareholders. As of December 31, 2009, 2008, and 2007, 122,436 shares have been issued to former shareholders in connection with the Plan.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

FASB Accounting Standards Codification

The Company presents its financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). In June, 2009, the Financial Accounting Standards Board ("FASB") completed its accounting guidance codification project. The FASB Accounting Standards Codification ("ASC") became effective for the Company's financial statements issued subsequent to June 30, 2009 and is the single source of authoritative accounting principles recognized by the FASB to be applied to nongovernmental entities in the preparation of financial statements in conformity with GAAP.
As of the effective date, the Company will no longer refer to the authoritative guidance dictating its accounting methodologies under the previous accounting standards hierarchy. Instead, the Company will refer to the ASC as the sole source of authoritative literature

Consolidation

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

The Company, as operator, transports gas through its gas gathering systems, in exchange for a fee
..

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

Investments in Real Estate

All investments in real estate holdings are stated at cost or adjusted carrying value. ASC Topic 360, "Accounting for the Impairment or Disposal of Long-Lived Assets", requires that a property be considered impaired if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. If impairment exists, an impairment loss is recognized by a charge against earnings equal to the amount by which the carrying amount of the property exceeds fair market value less cost to sell the property. If impairment of a property is recognized, the carrying amount of the property is reduced by the amount of the impairment, and a new cost for the property is established. Depreciation is provided over the properties estimated remaining useful life. There was no charge to earnings during 2009 due to impairment of real estate holdings.

Accounting for Asset Retirement Obligations

The Company adopted ASC Topic 410-20, "Accounting for Asset Retirement Obligations" on December 31, 2005. The adoption of ASC Topic 410-20 resulted in a cumulative effect adjustment to record a $239,000 increase in the carrying value of oil and gas properties, and an asset retirement obligation liability of the same amount. This statement requires the recording of a liability in the period in which an asset retirement obligation ("ARO") is incurred, in an amount equal to the discounted estimated fair value of the obligation that is capitalized. Thereafter, each quarter, this liability is accreted up to the final retirement cost. The determination of the ARO is based on an estimate of the future cost to plug and abandon our oil and gas wells. The actual costs could be higher or lower than current estimates.

The following table reflects the changes of the asset retirement obligations during the period ending December 31;
                                                     2009            2008
                                                 ------------    ------------
Carrying amount of asset retirement obligation   $    667,000    $    564,000
Liabilities added                                      61,000          84,000
Liabilities divested or settled                       (52,000)        (19,000)
Current period accretion expenses                      86,000          38,000
                                                 ------------    ------------
Carrying amount as of December 31,               $    762,000    $    667,000
                                                 ============    ============

Revenue Recognition

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

Income Taxes

In June, 2006, an interpretation of ASC Topic 740-10, "Accounting for Uncertainty in Income Taxes" was issued. The interpretation creates a single model to address accounting for uncertainty in tax positions. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of certain tax positions.

The Company adopted the provisions of the interpretation of ASC Topic 740-10 effective January 1, 2007. The adoption of this accounting principle did not have an effect on the Company's consolidated financial statements at, and for the three years ended December 31, 2009.

The Company accounts for income taxes pursuant to ASC Topic 740-10, "Accounting for Income Taxes" (SFAS 109), which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using enacted tax rates in effect in the years in which the differences are expected to reverse. The temporary differences primarily relate to depreciation, depletion and intangible drilling costs.

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

Share-Based Payments

Effective January 1, 2006, the Company adopted ASC Topic 718-10, "Share-Based Payment". ASC Topic 718-10 requires compensation costs related to share-based payments to be recognized in the income statement over the requisite service period. The amount of the compensation cost is to be measured based on the grant-date fair value of the instrument issued. ASC Topic 718-10 is effective for awards granted or modified after the date of adoption and for awards granted prior to that date that have not vested. ASC Topic 718-10 does not materially change the Company's existing accounting practices or the amount of share-based compensation recognized in earnings.

Recently issued accounting pronouncements

FASB Accounting Standards Update ("ASU ") 2010-03 was issued in January 2010, and aligns the current oil and natural gas reserve estimation and disclosure requirements of ASC Topic 932 with those in the SEC Final Rule Modernization of Oil and Gas Reporting issued December 31, 2008. Specifically, ASU No. 2010-03
(1) introduces additional terms and re-defines others, (2) expands the definition of the term oil and gas producing activities, (3) requires a reporting entity to take into account its equity method investments in determining whether it engages in significant oil and gas producing activities,
(4) requires that an unweighted average of prices for the previous 12 months to be used to determine whether proved reserves are economically producible, and
(5) requires separate disclosure of information about reserve quantities and financial statement amounts for geographic areas representing 15% or more of proved reserves. ASU 2010-03 is effective for entities with annual reporting periods ending on or after December 31, 2009. The Company adopted both the FASB and SEC rules as of December 31, 2009. The adoption did not have a material impact on the consolidated financial statements.

In August 2009, the Financial Accounting Standards Board ("FASB") issued ASU No. 2009-05, Fair Value Measurement and Disclosures: Measuring Liabilities at Fair Value. ASU 2009-05 provides clarification on measuring liabilities at fair value when a quoted price in an active market available. The Company adopted ASU No. 2009-05 (ASC Topic 820-10). The adoption of this statement did not have an impact on the consolidated financial statements.

The Company adopted FSP SFAS 107-1 and APB 28-1 (incorporated in ASC Topic
825), "Interim Disclosures about Fair Value of Financial Instruments". The statement increases the frequency of fair value disclosures to a quarterly instead of annual basis. The guidance relates to fair value disclosures for any


                                   -64-
financial instruments that are not currently reflected on the balance sheet at fair value. The adoption of this statement did not have a material impact on the consolidated financial statements.

The Company adopted FSP SFAS 157-4 (incorporated in ASC Topic 820), "Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". ASC 820 provides guidelines for a broad interpretation of when to apply market-based fair value measures. The statement reaffirms management's need to use judgment to determine when a market that was once active has become inactive and in determining fair values in markets that are no longer active.

The Company adopted ASC Topic 815, "Disclosure about Derivative Instruments and Hedging Activities" on January 1, 2009. ASC Topic 815 amends and expands the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding. The adoption of this statement did not have an impact on the consolidated financial statements.

The Company adopted ASC Topic 805, "Business Combinations" on January 1, 2009. The revision broadens the definition of a business combination to include transactions or other events in which control of one or more business is obtained. Further, this statement establishes principles and requirements for how an acquirer recognizes assets acquired, liabilities assumed and any non-controlling interests acquired. The adoption of this statement did not have an impact on the consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by ASC Topic 820. The guidance is effective for any fiscal year that begins after December 15, 2010 and should be used for quarterly and annual filings. The Company will adopt the provisions of ASU 2010-06 on January 1,
 2010 and does not anticipate that this standard will impact on the Company's consolidated financial statements.

Subsequent Events

The Company has evaluated subsequent events through the issuance date of April 15, 2010.

3.  ACCOUNTS RECEIVABLE
                                                         December 31,
                                                 ----------------------------
                                                     2009            2008
                                                 ------------    ------------
      Trade                                      $     95,000    $    640,000
      Accrued receivable                              792,000         884,000
                                                 ------------    ------------
                                                      887,000       1,524,000
      Less: Allowance for losses                      (14,000)        (14,000)
                                                 ------------    ------------
                                                 $    873,000    $  1,510,000
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

4.  ACCOUNTS PAYABLE
                                                         December 31,
                                                 ----------------------------
                                                     2009            2008
                                                 ------------    ------------
      Trade payables                             $  1,736,000    $    544,000
      Production proceeds payable                     976,000       1,990,000
      Prepaid drilling costs                          283,000         834,000
      Other                                               -           420,000
                                                  -----------    ------------
                                                  $ 2,995,000    $  3,788,000
                                                  ===========    ============

5.  NOTES PAYABLE
                                                         December 31,
                                                 ----------------------------
                                                     2009           2008
                                                 ------------    ------------
Note payable to a bank with monthly principal
payments of $10,000 plus accrued interest;
interest at a variable annual interest rate
based upon an index which is the Treasury
securities Rate for a term of seven years,
plus 2.20%.  The interest rate is subject to
change on the first day of each seven year
anniversary after the date of the note based
on the Index then in effect.  As of the date
of the Loan, the annual interest rate was
6.11%.  The note is collateralized by land
and commercial office building, plus a
guarantee by certain related parties.            $  1,080,000    $  1,200,000

Less current maturities                               120,000         120,000
                                                 ------------    ------------
  Total notes payable, long-term portion         $    960,000    $  1,080,000
                                                 ============    ============

Estimated annual maturities for long-term debt are as follows:

                          2010            $   120,000
                          2011                120,000
                          2012                120,000
                          2013                120,000
                          2014                120,000
                        thereafter            360,000
                                          -----------
                                          $   960,000
                                          ===========

6. RELATED PARTY TRANSACTIONS

Since 1999 Giant Energy Corp. ("Giant") has charged the Company a fee pursuant to a management services agreement. Effective January 1, 2003, this agreement was amended to increase the monthly payments from the Company to Giant to $20,000 in exchange for several of Giant's personnel providing management, administrative and other services to the Company and for the use of certain Giant assets. Giant is wholly owned by Chris Mazzini, President of the Company. General and administrative expense for the years ending December 31, 2009, 2008 and 2007 includes $ -0-, $180,000 and $240,000, respectively, related to this agreement. Effective October 1, 2008, this agreement was terminated.

On October 1, 2008, Giant entered into an Administrative Services Agreement with the Company whereby Giant will pay the Company $250 per month for the Company providing administrative services to Giant.

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

7. COMMON STOCK

Effective January 1, 2006, the Company adopted ASC Topic 718-10, "Share-Based Payment". ASC Topic 718-10 requires compensation costs related to share-based payments to be recognized in the income statement over the requisite service period. The amount of the compensation cost is to be measured based on the grant-date fair value of the instrument issued. ASC Topic 718-10 is effective for awards granted or modified after the date of adoption and for awards granted prior to that date that have not vested. ASC Topic 718-10 does not materially change the Company's existing accounting practices or the amount of share-based compensation recognized in earnings.

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

Effective December 16, 2009, the Company issued 10,000 shares of restricted common stock to a key employee pursuant to an employment package. The shares were valued at $1.65 per share, the believed market value for free trading shares at the time of issue. The amount was expensed as general and administrative expense. The shares of common stock were issued out of Treasury Stock and reduced the amount of the Company's common stock held in Treasury from 56,668 to 46,668 shares.

8.  INCOME TAXES

The Company accounts for income taxes pursuant to ASC Topic 740-10, "Accounting for Income Taxes". ASC Topic 740-10 utilizes the liability method of computing deferred income taxes.

In connection with the Plan discussed in Note 1, the Company agreed to pay, in cash, to Exploration's unsecured creditors, as defined, one-half of the future reductions of Federal income taxes which were directly related to any allowed carryovers of Exploration's net operating losses and investment tax credits. Such payments are to be made on a pro-rata basis. Amounts incurred under this agreement, which are considered contingent consideration totaled $ -0-, $ -0-, and $ -0- in 2009, 2008 and 2007, respectively. As of December 31, 2009 the Company has not received a ruling from the Internal Revenue Service concerning the net operating loss and investment credit carryovers. Until the tax savings which result from the utilization of these carry-forwards is assured, the Company will not pay to Exploration's unsecured creditors any of the tax savings benefit. As of December 31, 2009 and 2008, the Company owes $97,000 respectively to Exploration's unsecured creditors.

In calculating tax savings benefits described above, consideration was given to the alternative minimum tax, where applicable, and the tax effects of temporary differences, as shown below:

Income tax differed from the amounts computed by applying an effective U.S. federal income tax rate of 34% to pretax income in 2009, 2008 and 2007 as a result of the following:

                                               2009        2008        2007
                                          -----------  ----------  ----------
  Computed expected tax expense (benefit) $ (104,000) $1,910,000 $ 944,000 Miscellaneous timing differences related to book and tax depletion
    differences and the expensing of
    intangible drilling costs                (122,000)   (576,000)   (508,000)
                                          -----------  ----------  ----------
  Expected Federal
    income tax expense (benefit)          $  (226,000) $1,334,000  $  436,000
                                          ===========  ==========  ==========

Income tax expense (benefit) for the years ended December 31, 2009, 2008 and 2007 consisted of the following:
                                               2009        2008        2007
                                          -----------  ----------  ----------
  Federal income taxes (benefit)         $  (226,000) $1,334,000  $  436,000
  State income taxes                              -       163,000         -
                                          -----------  ----------  ----------
  Current income tax provision (benefit) $  (226,000) $1,497,000  $  436,000
                                          ===========  ==========  ==========

Deferred income taxes reflect the effects of temporary differences between the tax bases of assets and liabilities and the reported amounts of those assets and liabilities for financial reporting purposes. Deferred income taxes also reflect the value of net operating losses, investment tax credits and an offsetting valuation allowance. The Company's total deferred tax assets and corresponding valuation allowance at December 31, 2009 and 2008 consisted of the following:

                                                         December 31,
                                                 ----------------------------
                                                       2009            2008
                                                 ------------    ------------
  Deferred tax assets
    Depreciation, depletion and amortization          422,000         (44,000)
    Other, net                                          9,000           9,000
                                                 ------------    ------------
      Total                                           431,000         (35,000)

  Deferred tax liabilities
    Expired leasehold                                 (54,000)        (54,000)
    Intangible drilling costs                      (2,718,000)     (2,368,000)
                                                  ------------    ------------
  Net deferred tax liability                       (2,341,000)     (2,457,000)
                                                  ============    ============

9. CASH FLOW INFORMATION

The Company does not consider any of its assets, other than cash and certificates of deposit shown as cash on the balance sheet, to meet the definition of a cash equivalent.

Net cash provided by operating activities includes cash payments for interest of $71,000, $79,000, and $86,000 for the years 2009, 2008 and 2007, respectively. Also included are cash payments for taxes of $400,000, $1,300,000, and $-0- in 2009, 2008 and 2007, respectively

Excluded from the Consolidated Statements of Cash Flows were the effects of certain non-cash investing and financing activities, as follows:
                                               2009        2008        2007
                                           ----------- ----------- -----------
  Addition (reduction) of Oil & Gas
    Properties by recognition of
    Asset Retirement Obligation            $     8,000      65,000 $   289,000
                                           ----------- ----------- -----------
                                           $     8,000 $    65,000 $   289,000
                                           =========== =========== ===========

10.   EARNINGS PER SHARE

Earnings per share ("EPS") are calculated in accordance with ASC Topic 260-10, "Earnings per Share", which was adopted in 1997 for all years presented. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The adoption of ASC Topic 260-10 had no effect on previously reported EPS. Diluted EPS is computed based on the weighted number of shares outstanding, plus the additional common shares that would have been issued had the options outstanding been exercised.

11.  CONCENTRATIONS OF CREDIT RISK

As of December 31, 2009 the Company had approximately $2,707,000 in checking and money market accounts at one bank, and approximately $2,754,000 in a second bank, including $-0- of short-term certificates of deposit. The Company also had approximately $3,508,000, including $3,000,000 of short-term certificates of deposit invested at ten other banking institutions. Cash amounts on deposit at these institutions exceed current per account FDIC protection limits by approximately $4,004,000.

Most of the Company's business activity is located in Texas. Accounts receivable as of December 31, 2009 and 2008 are due from both individual and institutional owners of joint interests in oil and gas wells as well as purchasers of oil and gas. A portion of the Company's ability to collect these receivables is dependent upon revenues generated from sales of oil and gas produced by the related wells.

12. FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments at December 31, 2009 and 2008 follow:
                                -------- 2009 ------    -------- 2008 -------
                                Carrying       Fair     Carrying       Fair
                                 Amount       Value      Amount       Value
                              ----------- ----------- ----------- -----------
     Cash                     $ 9,153,000 $ 9,153,000 $10,468,000 $10,468,000
     Accounts receivable          873,000     873,000   1,510,000   1,510,000

The fair value amounts for each of the financial instruments listed above approximate carrying amounts due to the short maturities of these instruments.

13. COMMITMENTS AND CONTINGENCIES

In connection with the Plan of Reorganization discussed in Note 1, the Company agreed to pay, in cash, to Exploration's unsecured creditors, as defined, one half of the future reduction of Federal income taxes which were directly related to any allowed carryovers of Exploration's net operating losses and investment tax credits existing at the time of the reorganization.

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

At December 31, 2009 the Company has acquired bonds and letters of credit issued in favor of various state regulatory agencies as mandated by state law in order to comply with financial assurance regulations required to perform oil and gas operations within the various state jurisdictions.

The Company has seven, $5,000 single-well bonds totaling $35,000 and four $10,000 single well bonds with an insurance company, for wells the Company operates in Alabama. The $5,000 bonds are written for a three year period and the $10,000 bonds are written for a one year period. The Company also has a single-well bond in the amount of $10,000 with a different insurance company for a well operated in New Mexico. This bond renews annually.

The Company has seven letters of credit from a bank issued for the benefit of various state regulatory agencies in Texas, Oklahoma, and Louisiana, ranging in amounts from $15,000 to $50,000 and totaling $208,000. These letters of credit have expiration dates that range from January 9, 2010 through March 31, 2014 and are fully secured by funds on deposit with the bank in business money market accounts.

14.    ADDITIONAL OPERATIONS AND BALANCE SHEET INFORMATION

Certain information about the Company's operations for the years ended December 31, 2009, 2008 and 2007 follows.

Sale of Oil & Gas Properties

Effective June 1, 2007, the Company sold its working interest and operations in the Federal 2-33 well located in Lea County, New Mexico to an unrelated party for $20,000 in cash.

Dependence on Customers

The following is a summary of significant purchasers from oil and natural gas produced by the Company for the three-year period ended December 31, 2009:

                                             Year Ended December 31, (1)
                                          --------------------------------
            Purchaser                         2009       2008       2007
-----------------------------------------   --------   --------   --------
Enbridge Energy Partners
  (formerly Enbridge North Texas)               36%        26%        36%
Crosstex Energy Services, LP                    23%        42%        26%
Eastex Crude Company                            7%         3%         2%
Shell Trading (US) Company                      6%         5%         6%
Teppco Crude Oil, LP                            4%         2%         5%
Targa Midstream Service, LIM
  (formerly Dynegy Midstream Services, LIM)     3%         6%         3%
Navajo Refining Co.                             3%         1%         2%
Genesis                                         2%         1%         -%
Devon Gas Services, L.P                         1%         2%         2%
ETC Texas Pipeline                              1%         1%         2%
Plains Marketing, L.P.                          1%         -%         1%
Gateway Gathering & Marketing                   -%         1%         -%

(1)  Percent of Total Oil & Gas Sales
                                   -71-
Oil and gas is sold to approximately 95 different purchasers under market sensitive, short-term contracts computed on a month to month basis.

Except as set forth above, there are no other customers of the Company that individually accounted for more than 5% of the Company's oil and gas revenues during the three years ended December 31, 2009.

The Company currently has no hedged contracts.

Certain revenues, costs and expenses related to the Company's oil and gas operations are as follows:
                                                Year Ended December 31,
                                          -----------------------------------
                                              2009        2008        2007
                                          ----------- ----------- -----------
  Capitalized costs relating to oil
    and gas producing activities:
      Unproved properties                 $ 1,874,000 $ 1,820,000 $ 1,100,000
      Proved properties                    13,206,000  11,813,000   9,941,000
                                          ----------- ----------- -----------
        Total capitalized costs            15,080,000  13,633,000  11,041,000
      Accumulated amortization             (7,212,000) (6,340,000) (5,249,000)
                                          ----------- ----------- -----------
        Total capitalized costs, net      $ 7,868,000 $ 7,293,000 $ 5,792,000
                                          =========== =========== ===========

                                                  Year Ended December 31,
                                          -----------------------------------
                                              2009        2008       2007
                                          ----------- ----------- -----------
  Costs incurred in oil and gas property
    acquisition, exploration and
    development:
      Acquisition of properties           $   121,000 $    28,000 $ 1,516,000
      Development costs                     1,327,000   2,509,000   1,423,000
                                          ----------- ----------- -----------
        Total costs incurred              $ 1,448,000 $ 2,537,000 $ 2,939,000
                                          =========== =========== ===========

                                                Year Ended December 31,
                                          -----------------------------------
                                              2009       2008        2007
                                          ----------- ----------- -----------
Results of Operations from producing
  activities:
    Sales of oil and gas                  $ 5,067,000 $12,690,000 $ 7,437,000
                                          ----------- ----------- -----------
    Production costs                        2,447,000   3,521,000   2,459,000
    Amortization of oil and gas properties    871,000   1,091,000     619,000
                                          ----------- ----------- -----------
    Total production costs                  3,318,000   4,612,000   3,078,000
                                          ----------- ----------- -----------
      Total net revenue                   $ 1,749,000 $ 8,078,000 $ 4,359,000
                                          =========== =========== ===========
                                   -72-

                                                  Year Ended December 31,
                                          -----------------------------------
                                              2009        2008        2007
                                          ----------- ----------- -----------
Sales price per equivalent Mcf              $  4.96     $  8.89     $  7.24
                                          =========== =========== ===========
Production costs per equivalent Mcf         $  2.40     $  2.47     $  2.39
                                          =========== =========== ===========
Amortization per equivalent Mcf             $  0.85     $  0.76     $   .60
                                          =========== =========== ===========

                                                  Year Ended December 31,
                                          -----------------------------------
                                              2009        2008        2007
                                          ----------- ----------- -----------
Results of Operations from gas
gathering and equipment rental
activities:

  Revenue                                 $   192,000 $   179,000 $   179,000
                                          ----------- ----------- -----------

  Operating expenses                           34,000      40,000      50,000
  Depreciation                                  7,000       8,000       7,000
                                          ----------- ----------- -----------
    Total costs                                41,000      48,000      57,000
                                          ----------- ----------- -----------
      Total net revenue                   $   151,000 $   131,000 $   122,000
                                          =========== =========== ===========

15.  BUSINESS SEGMENTS

The Company's three business segments are (1) oil and gas exploration, production and operations, (2) transportation and compression of natural gas, and (3) commercial real estate investment. Management has chosen to organize the Company into the three segments based on the products or services provided. The following is a summary of selected information for these segments for the three-year period ended December 31, 2009:

                                                 Year Ended December 31,
                                          -----------------------------------
                                              2009        2008        2007
                                          ----------- ----------- -----------
Revenues: (3)
  Oil and gas exploration, production
    and operations                        $ 5,384,000 $12,959,000 $ 7,649,000
  Gas gathering, compression and
    equipment rental                          192,000     179,000     179,000
  Real estate rental                          503,000     509,000     512,000
                                          ----------- ----------- -----------
                                          $ 6,079,000 $13,647,000 $ 8,340,000
                                          =========== =========== ===========

                                   -73-

Depreciation, depletion and
Amortization expense:
  Oil and gas exploration, production
    and operations                        $   890,000 $ 1,110,000 $   673,000
  Gas gathering, compression and
    equipment rental                            7,000       8,000       8,000
  Real estate rental                          100,000      97,000      47,000
                                          ----------- ----------- -----------
                                          $   997,000 $ 1,215,000 $   728,000
                                          =========== =========== ===========

Income from operations:
  Oil and gas exploration, production
    and operations                        $ 1,961,000 $ 8,240,000 $ 4,493,000
  Gas gathering, compression and
    equipment rental                          151,000     131,000     122,000
  Real estate rental                          154,000     142,000     100,000
                                          ----------- ----------- -----------
                                            2,266,000   8,513,000   4,715,000
Corporate and other (1)                    (2,227,000) (4,992,000) (2,907,000)
                                          ----------- ----------- -----------
Consolidated net income (loss)            $    39,000 $ 3,521,000 $ 1,808,000
                                          =========== =========== ===========


Identifiable Assets net of DDA:
  Oil and gas exploration, production
    and operations                        $ 7,906,000 $ 7,333,000 $ 5,851,000
  Gas gathering, compression and
    equipment rental                            1,000       7,000      15,000
  Real estate rental                        1,868,000   1,968,000   2,026,000
                                          ----------- ----------- -----------
                                          $ 9,775,000 $ 9,308,000 $ 7,892,000
Corporate and other (2)                    10,611,000  11,981,000   7,739,000
                                          ----------- ----------- -----------
Consolidated total assets                 $20,386,000 $21,289,000 $15,631,000
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








                                   -74-

16.   SUPPLEMENTARY INCOME STATEMENT INFORMATION

The following items were charged directly to expense:
                                                  Year Ended December 31,
                                          -----------------------------------
                                              2009        2008        2007
                                          ----------- ----------- -----------
  Maintenance and repairs                 $    15,000 $   21,000  $     8,000
  Production taxes                            233,000    337,000      455,000
  Taxes, other than payroll and
    income taxes                               77,000    (13,000)      49,000

17.  QUARTERLY DATA (UNAUDITED)

The table below reflects selected quarterly information for the years ended December 31, 2009, 2008 and 2007.
                                        Year Ended December 31, 2009
                               ----------------------------------------------
                                  First      Second       Third      Fourth
                                 Quarter     Quarter     Quarter     Quarter
                               ----------  ----------  ----------  ----------
Revenue                        $1,479,000  $1,749,000  $1,390,000  $2,295,000
Expense                        (1,660,000) (1,750,000) (1,813,000) (1,993,000)
                               ----------  ----------  ----------  ----------
Operating income (loss)          (181,000)     (1,000)   (423,000)    302,000
Current tax (provision) benefit       -           -        14,000     212,000
Deferred tax (provision) benefit   59,000       1,000     139,000     (83,000)
                               ----------  ----------  ----------  ----------
Net income (loss)                (122,000)        -      (270,000)    431,000
                               ==========  ==========  ==========  ==========
Earnings (loss) per share
  of common stock
     Basic and diluted           ($0.02)      $   -      ($0.04)        $0.07

                                   Year Ended December 31, 2008
                               ----------------------------------------------
                                  First      Second       Third      Fourth
                                 Quarter     Quarter     Quarter     Quarter
                               ----------  ----------  ----------  ----------
Revenue                        $3,410,000  $3,553,000  $4,482,000  $2,619,000
Expense                        (1,502,000) (2,052,000) (1,975,000) (2,915,000)
                               ----------  ----------  ----------  ----------
Operating income                1,908,000   1,501,000   2,507,000    (296,000)
Current tax provision            (321,000)   (540,000)   (859,000)    223,000
Deferred tax provision           (410,000)     56,000      30,000    (278,000)
                               ----------  ----------  ----------  ----------
Net income                      1,177,000   1,017,000   1,678,000    (351,000)
                               ==========  ==========  ==========  ==========
Earnings per share
  of common stock
     Basic and diluted            $0.15       $0.13       $0.22      ($0.04)


                                     75-

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


18.   SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

The Company's net proved oil and natural gas reserves as of December 31, 2009 have been estimated by Company personnel. The Company's net proved oil and natural gas reserves as of December 31, 2008, and 2007 have been estimated by Netherland, Sewell & Associates, Inc. All estimates are in accordance with guidelines established by the Securities and Exchange Commission. Accordingly, the following reserve estimates were based on existing economic and operating conditions. Oil and gas prices for 2009 were calculated using a 12-month average price, calculated as the unweighted arithmetic of the first-day-of-the month price for each month of 2009. Oil and gas prices in effect at December 31, were used for 2008 and 2007. Operating costs, production and ad valorem taxes and future development costs were based on current costs with no escalation.

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

Changes in Estimated Quantities of Proved Oil and Gas Reserves (Unaudited):

                                                    Crude Oil     Natural Gas
                                                       Bbls          Mcf
                                                  ------------   ------------
Quantities of Proved Reserves:
------------------------------
  Balance December 31, 2006                            356,622     13,385,962
    Sales of reserves in place                             -              -
    Acquired properties                                    -              -
    Extensions and discoveries                          12,239      1,485,603
    Revisions of previous estimates                        765        375,862
    Production                                         (24,472)      (880,662)
                                                  ------------   ------------
  Balance December 31, 2007                            345,154     14,366,765
    Sales of reserves in place                             -              -
    Acquired properties                                    -              -
    Extensions and discoveries                           1,500        130,600
    Revisions of previous estimates                    (52,279)       494,418
    Production                                         (32,663)    (1,231,835)
                                                  ------------   ------------
  Balance December 31, 2008                            261,712     13,759,948
    Sales of reserves in place                             -              -
    Acquired properties                                 16,300          1,810
    Extensions and discoveries                          25,630            -
    Revisions of previous estimates                     45,113       (374,211)
    Production                                         (25,875)      (866,417)
                                                  ------------   ------------
  Balance December 31, 2009                            322,880     12,521,130
                                                  ============   ============
* May be described as a divestiture, not a change in engineering.

Proved Developed Reserves:
--------------------------
  Balance December 31, 2007                            334,213     10,947,481
  Balance December 31, 2008                            252,948     10,882,637
  Balance December 31, 2009                            296,770     10,672,610

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

Reserve estimates were prepared in accordance with standard Security and Exchange Commission guidelines. The future net cash flow for 2009 was computed using a 12-month average price, calculated as the unweighted arithmetic of the first-day-of-the month price for each month of 2009. The future net cash flow for 2008 and 2007 was calculated using year-end prices. Lease operating costs, compression, dehydration, transportation, ad valorem taxes, severance taxes, and federal income taxes were deducted. Costs and prices were held constant and were not escalated over the life of the properties. No deduction has been made for interest, or general corporate overhead. The annual discount of estimated future cash flows is defined, for use herein, as future cash flows discounted at 10% per year, over the expected period of realization.

Proved Developed Reserves were calculated based on Decline Curve Analysis on 85 operated wells and 82 non-operated leases. Materially insignificant operated and non-operated wells were excluded from the reserve estimate.

                                   -77-
The Company emphasizes that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. It is reasonably possible that, because of changes in market conditions or the inherent imprecision of these reserve estimates, that the estimates of future cash inflows, future gross revenues, the amount of oil and gas reserves, the remaining estimated lives of the oil and gas properties, or any combination of the above may be increased or reduced in the near term. If reduced, the carrying amount of capitalized oil and gas properties may be reduced materially in the near term.

Standardized measure of discounted future net cash flows related to proved reserves:
                                               Year Ended December 31,
                                       --------------------------------------
                                           2009         2008         2007
                                       ------------ ------------ ------------
  Future production revenue            $ 61,140,000 $ 83,207,000 $115,233,000
  Future development costs               (2,807,000)  (4,476,000)  (4,601,000)
  Future production costs               (23,501,000) (29,657,000) (26,806,000)
                                       ------------ ------------ ------------
  Future net cash flow before
    Federal income tax                   34,832,000   49,074,000   83,826,000
  Future income taxes                    (9,753,000) (13,741,000) (23,471,000)
                                       ------------ ------------ ------------
  Future net cash flows                  25,079,000   35,333,000   60,355,000
  Effect of 10% annual discounting       (8,969,000) (13,072,000) (18,141,000)
                                       ------------ ------------ ------------
  Standardized measure of
    Discounted net cash flows          $ 16,110,000 $ 22,261,000 $ 42,214,000
                                       ============ ============ ============

Changes in the standardized measure of discounted future net cash flows:

                                               Year Ended December 31,
                                       --------------------------------------
                                           2009         2008         2007
                                       ------------ ------------ ------------

Beginning of the year                  $ 22,261,000 $ 42,214,000 $ 25,665,000
  Oil and gas sales, net of
    production costs                     (4,064,000)  (9,169,000)  (4,978,000)
  Sales of reserves in place                    -            -            -
  Net change in prices, net of
    production costs                    (20,960,000) (82,308,000)  20,449,000
  Extensions, discoveries and additions   1,332,000   16,636,000    7,243,000
  Changes in production rates,
    timing and other                            -            -            -
  Revisions of quantity estimate          9,663,000   54,243,000   (4,093,000)
  Effect of income tax                    5,652,000   (3,576,000)  (4,638,000)
  Accretion of discount                   2,226,000    4,221,000    2,566,000
                                       ------------ ------------ ------------
End of year                            $ 16,110,000 $ 22,261,000 $ 42,214,000
                                       ============ ============ ============

                                   -78-
                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                     VALUATION AND QUALIFYING ACCOUNTS
               YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

                                                                  SCHEDULE II

           Beginning                            Costs &               Ending
          Description                Balance   Expenses  Deductions  Balance
----------------------------- ----------- ----------- ----------- -----------
Allowance for
  doubtful Accounts


    December 31, 2007             $   14,000 $      -   $      -   $   14,000
                                  ========== ========== ========== ==========

    December 31, 2008             $   14,000 $      -   $      -   $   14,000
                                  ========== ========== ========== ==========

    December 31, 2009             $   14,000 $      -   $      -   $   14,000
                                  ========== ========== ========== ==========

































                                   -79-

                                                                  SCHEDULE III
                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                 REAL ESTATE AND ACCUMULATED DEPRECIATION

                  Initial Cost to Corporation                      Total Cost
-----------------------------------------------------------------  Subsequent
   Description               Encumbrances    Land      Buildings  To Acquist'n
-------------------------   ------------- ----------- ----------- -----------
Two story multi-tenant
garden office building with
sub-grade parking garage
located in Dallas, Texas           (b)    $  688,000 $1,298,000      $282,000


 Gross Amounts at Which Carried at Close of Year
                                                   Life on which
                                      Accumulated   Depreciation      Date
    Land     Buildings      Total    Depreciation    Calculated     Acquired
---------- ------------ ----------- -------------   ------------   -----------
$  688,000 $ 1,580,000  $ 2,268,000  $    400,000        (a)        12/27/2004

Notes to Schedule III

(a) See Footnote 2 to the Financial Statements outlining depreciation methods and lives.

(b) See description of notes payable in Footnote 5 to the Financial Statements outlining the terms and provisions of the acquisition loan for the building.

(c) The reconciliation for investments in real estate and accumulated depreciation for the years ended December 31, 2009 is as follows:

                                               Investments in    Accumulated
                                                 Real Estate    Depreciation
                                                ------------    ------------
Balance, December 31, 2005                      $  1,986,000    $     49,000
   Acquisitions                                      210,000
   Depreciation expense                                               71,000
                                                ------------    ------------
Balance, December 31, 2006                      $  2,196,000    $    120,000
   Acquisitions                                       34,000
   Depreciation expense                                               84,000
                                                ------------    ------------
Balance, December 31, 2007                      $  2,230,000    $    204,000
   Acquisitions                                       38,000
   Depreciation expense                                               96,000
                                                ------------    ------------
Balance, December 31, 2008                      $  2,268,000    $    300,000
   Depreciation expense                                              100,000
                                                ------------    ------------
Balance, December 31, 2009                      $  2,268,000    $    400,000
                                                ============    ============

                                   -80-
                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES


Index to Exhibits

The following documents are filed as exhibits (or are incorporated by reference as indicated) into this Report:


     Exhibit
   Designation                    Description

      3.1 Articles of Incorporation of Spindletop Oil & Gas Co. (previously filed with our General Form for Registration of Securities on Form 10, filed with the Commission on August 14, 1990)

      3.2 Bylaws of Spindletop Oil & Gas Co. (previously filed with our General Form for Registration of Securities on Form 10, filed with the Commission on August 14,1990)

       14 Code of Ethics for Senior Financial Officers (previously filed with our Annual Report Form 10-K for the fiscal year ended
            December 31, 2005)

       21   Subsidiaries of the Registrant

      31.1  Rule 13a-14(a) Certification of Chief Executive Officer

      31.2  Rule 13a-14(a) Certification of Chief Executive Officer

       32   Officers' Section 1350 Certifications























                                   -81-

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




































                                   -82-

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

     (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the controls and procedures as of the end of the period covered by this report based on such evaluation; and

     (d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and




                                   -83-
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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



Dated: April 15, 2010



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



Dated: April 15, 2010



                                      /s/ Robert E. Corbin
                                      ROBERT E. CORBIN
                                      Principal Financial and
                                      Accounting Officer

                                                                   Exhibit 32

               Certification Pursuant to 18 U.S.C. Section 1350
     As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


In connection with the Annual Report of Spindletop Oil & Gas Co.
(the "Company"), on Form 10-K for the year ended December 31, 2009 as filed with the Securities Exchange Commission on the date hereof (the "Report"), the undersigned Principal Executive Officer and Principal Financial and Accounting Officer of the Company, do hereby certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Dated: April 15, 2010



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