Form 10-Q
period 2010-03-31
SPINDLETOP OIL & GAS CO
filed 2010-05-17
CIK 867038

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                 FORM 10-Q


       [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer"and "smaller reporting company" in Rule 12b-2 of the Exchange Act).

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



                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

        Common Stock, $0.01 par value                7,630,803
                  (Class)                  (Outstanding at May 17, 2010)

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

                                FORM 10-Q
                   For the quarter ended March 31, 2010

         Index to Consolidated Financial Statements and Schedules



                                                                        Page

Part I - Financial Information:

    Item 1. - Financial Statements

        Consolidated Balance Sheets
            March 31, 2010 (Unaudited) and December 31, 2009             4-5

        Consolidated Statements of Operations (Unaudited)
            Three Months Ended March 31, 2010 and 2009                     6

        Consolidated Statements of Cash Flows (Unaudited)
            Three Months Ended March 31, 2010 and 2009                     7

        Notes to Consolidated Financial Statements                         8

    Item 2. - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        8

    Item 4. - Controls and Procedures                                     12

Part II - Other Information:

    Item 6. - Exhibits                                                    13

Part I - Financial Information

Item 1. - Financial Statements


                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                                              As of
                                                    -------------------------
                                                      March 31    December 31
                                                        2010          2009
                                                    (Unaudited)
                                                    -----------   -----------
          ASSETS

Current Assets
   Cash and cash equivalents                        $ 9,109,000   $ 9,153,000
   Accounts receivable, trade                         1,052,000       873,000
   Income tax receivable                                552,000       582,000
                                                    -----------   -----------
      Total Current Assets                           10,713,000    10,608,000
                                                    -----------   -----------

Property and Equipment, at cost
   Oil and gas properties (full cost method)         15,249,000    15,080,000
   Rental equipment                                     399,000       399,000
   Gas gathering systems                                145,000       145,000
   Other property and equipment                         205,000       187,000
                                                    -----------   -----------
                                                     15,998,000    15,811,000
Accumulated depreciation and amortization            (8,108,000)   (7,904,000)
                                                    -----------   -----------
      Total Property and Equipment, net               7,890,000     7,907,000
                                                    -----------   -----------

Real Estate Property, at cost
   Land                                                 688,000       688,000
   Commercial office building                         1,580,000     1,580,000
   Accumulated depreciation                            (426,000)     (400,000)
                                                    -----------   -----------
      Total Real Estate Property, net                 1,842,000     1,868,000
                                                    -----------   -----------

Other Assets                                              3,000         3,000
                                                    -----------   -----------
Total Assets                                        $20,448,000   $20,386,000
                                                    ===========   ===========



      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS - (Continued)


                                                              As of
                                                    -------------------------
                                                      March 31    December 31
                                                        2010          2009
                                                    (Unaudited)
                                                    -----------   -----------
      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Notes payable, current portion                   $   120,000   $   120,000
   Accounts payable and accrued liabilities           2,652,000     2,995,000
   Tax savings benefit payable                           97,000        97,000
                                                    -----------   -----------
       Total current liabilities                      2,869,000     3,212,000
                                                    -----------   -----------

Noncurrent Liabilities
   Notes payable, long-term portion                     930,000       960,000
   Asset retirement obligation                          785,000       762,000
                                                    -----------   -----------
                                                      1,715,000     1,722,000
                                                    -----------   -----------

Deferred income tax payable                           2,400,000     2,341,000
                                                    -----------   -----------
Total Liabilities                                     6,984,000     7,275,000
                                                    -----------   -----------
Shareholders' Equity
   Common stock, $.01 par value; 100,000,000
      shares authorized; 7,677,471 shares issued
      and 7,630,803 shares outstanding at
      March 31, 2010; 7,677,471 shares issued
      and 7,630,803 shares outstanding at
      December 31, 2009.                                 77,000        77,000
   Additional paid-in capital                           901,000       901,000
   Treasury Stock                                       (23,000)      (23,000)
   Retained earnings                                 12,509,000    12,156,000
                                                    -----------   -----------
      Total Shareholders' Equity                     13,464,000    13,111,000
                                                    -----------   -----------

Total Liabilities and Shareholders' Equity          $20,448,000   $20,386,000
                                                    ===========   ===========






      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                                        Three Months Ended
                                                    -------------------------
                                                      March 31      March 31
                                                        2010          2009
                                                    -----------   -----------
Revenues
   Oil and gas revenue                              $ 1,677,000   $ 1,154,000
   Revenue from lease operations                         70,000        81,000
   Gas gathering, compression and
      Equipment rental                                   38,000        39,000
   Real estate rental income                            125,000       127,000
   Interest income                                       39,000        45,000
   Other                                                 19,000        33,000
                                                    -----------   -----------
         Total revenue                                1,968,000     1,479,000
                                                    -----------   -----------
Expenses
   Lease operations                                     249,000       296,000
   Production taxes, gathering and marketing            180,000       252,000
   Pipeline and rental operations                        10,000         6,000
   Real estate operations                                52,000        46,000
   Depreciation, depletion, and amortization            229,000       284,000
   Asset retirement obligation accretion                 22,000        10,000
   General and administrative                           764,000       748,000
   Interest expense                                      17,000        18,000
                                                    -----------   -----------
         Total Expenses                               1,523,000     1,660,000
                                                    -----------   -----------
Income (Loss) Before Income Tax                         445,000      (181,000)
                                                    -----------   -----------

Current tax provision                                    31,000           -
Deferred tax provision                                   59,000       (59,000)
                                                    -----------   -----------
                                                         90,000       (59,000)
                                                    -----------   -----------

Net Income (Loss)                                   $   355,000   $  (122,000)
                                                    ===========   ===========

Earnings (loss) per Share of Common Stock
   Basic and diluted                                $     0.05    $    (0.02)
                                                    ===========   ===========
Weighted Average Shares Outstanding
   Basic and diluted                                  7,630,803     7,610,803
                                                    ===========   ===========


      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                        Three Months Ended
                                                    -------------------------
                                                      March 31      March 31
                                                        2010          2009
                                                    -----------   -----------
Cash Flows from Operating Activities
   Net Income (Loss)                                $   355,000   $  (122,000)
      Reconciliation of net income
       to net cash provided by
       Operating Activities
         Depreciation, depletion and amortization       229,000       284,000
         Accretion of asset retirement obligation        22,000        10,000
         Changes in accounts receivable, trade         (179,000)       80,000
         Changes in prepaid income tax                   30,000           -
         Changes in accounts payable                   (343,000)      249,000
         Changes in deferred tax payable                 59,000       (60,000)
                                                    -----------   -----------
Net cash provided by operating
   Activities                                           173,000       441,000
                                                    -----------   -----------
Cash flows from Investing Activities
   Capitalized acquisition, exploration
     and development costs                             (169,000)     (125,000)
   Purchase of other property and equipment             (18,000)       (1,000)
                                                    -----------   -----------
Net cash used for Investing
   Activities                                          (187,000)     (126,000)
                                                    -----------   -----------
Cash Flows from Financing Activities
   Decrease in notes payable                            (30,000)      (30,000)
                                                    -----------   -----------
Net cash used for Financing
   Activities                                           (30,000)      (30,000)
                                                    -----------   -----------

Increase (decrease) in cash                             (44,000)      285,000

Cash at beginning of period                           9,153,000    10,468,000
                                                    -----------   -----------
Cash at end of period                               $ 9,109,000   $10,753,000
                                                    ===========   ===========
Interest paid in Cash                               $    16,341   $    18,170
                                                    ===========   ===========





      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


1. BASIS OF PRESENTATION AND ORGANIZATION

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended December 31, 2009 for further information.

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

Certain balances for the first quarter of 2009 have been reclassified to conform to the 2010 presentation.

Subsequent Events:
------------------

The Company has evaluated subsequent events through the issuance date of this report of May 17, 2010.


Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

WARNING CONCERNING FORWARD LOOKING STATEMENTS
---------------------------------------------

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

This Report on Form 10-Q may contain forward-looking statements within the meaning of the federal securities laws, principally, but not only, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" We caution investors that any forward-looking statements in this report, or which management may make orally or in writing from time to time, are based on management's beliefs and on assumptions made by, and information currently available to, management. When used, the words "anticipate, " "believe, " "expect, " "intend, " "may, " "might, " "plan, " "estimate, " "project, " "should, " "will, " "result" and similar expressions Which do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors, that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you that while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the factors listed and described at Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company's Form 10-K for the fiscal year ended December 31, 2009 (the "Form 10-K").

The current global economic and financial crisis could lead to an extended national or global economic recession. A slowdown in economic activity caused by a recession would likely reduce national and worldwide demand for oil and natural gas and result in lower commodity prices for long periods of time. Prices for oil and natural gas have decreased significantly from highs reached
in 2008.   Costs of exploration, development and production have not yet adjusted to current economic conditions or in proportion to the significant reduction in product prices. Prolonged, substantial decreases in oil and natural gas prices would likely have a material adverse effect on Spindletop the Company's business, financial condition and results of operations, could further limit the Company's access to liquidity and credit and could hinder its ability to satisfy its capital requirements.

Capital and credit markets experienced unprecedented volatility and disruption during the last half of 2008 and continue to be unpredictable. Given the current levels of market volatility and disruption, the availability of funds from those markets has diminished substantially. Further, arising from concerns about the stability of financial markets generally and the solvency of borrowers specifically, the cost of accessing the credit markets has increased as many lenders have raised interest rates, enacted tighter lending standards or altogether ceased to provide funding to borrowers.

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


Results of Operations

2010 Compared to 2009
---------------------

Oil and gas revenues for the first quarter of 2010 were $1,677,000, as compared to $1,154,000 for the same period in 2009, an increase of approximately 523,000 or 45.3%.

Natural gas revenues for the first three months of 2010 were $1,156,000 compared to $982,000 for the same period in 2009, an increase of $174,000, or 17.7%. Natural gas volumes for the first quarter of 2010 were approximately

201,000 MCF compared to approximately 201,000 MCF during the first quarter of 2009, essentially the same quantity for both periods.

Average natural gas prices received were $5.76 per MCF in the first quarter of 2010 as compared to $4.89 per MCF in the first quarter of 2009, an increase of approximately $0.87 per MCF or 17.8%.

Oil sales for the first three months of 2010 were approximately $521,000 compared to approximately $172,000 in the first quarter of 2009, an increase of approximately $349,000 or 202.91%. Oil volumes for the first quarter of 2010 were approximately 11,500 BBLS compared to approximately 5,100 BBLS during the first quarter of 2009, an increase of approximately 6,400 BBLS, or 125.5%. Approximately 5,200 BBLS of the net increase between periods was from various non-operated properties, many of which had no sales during the first quarter of 2009. The remaining net increase in oil sales were from operated properties.

Average oil prices received were $71.35 per BBL in the first quarter of 2010 compared to $33.66 per BBL in the first three months of 2009, an increase of approximately $37.69 per BBL or 112.0%.

Real estate income was 1.6% less during the first quarter of 2010 compared to the same period in 2009.

Interest income was $39,000 during the first quarter of 2010 as compared to $45,000 during the same period in 2009, a decrease of approximately $6,000 or 13.3%. This was due to a drop in interest rates for certificates of deposit. Additionally, the Company invested significantly less in certificates of deposit in the first quarter 2010 than it did in the first quarter 2009. Instead, the Company is keeping additional amounts of cash in money market accounts in order to maintain liquidity for acquisitions and due to the fact that there was not a significant difference in interest rates for certificates of deposit versus money market accounts

Lease operations in the first quarter of 2010 were $249,000 as compared to $296,000 in the first quarter of 2009, a net decrease of approximately $47,000, or 15.9%. Production taxes, gathering, transportations and marketing expenses for 2010 were $180,000 as compared to $252,000 in 2009, a net decrease of approximately $72,000 or 28.6%. For presentation purposes the Company split out amounts for production taxes, gathering, transportation, and marketing expenses separately from lease operating expenses. In prior years these amounts were presented together under the line item description of lease operating expenses. There have been no changes to the total expenses for 2009 but the presentation for 2009 has been restated to conform to the new presentation. The Company feels the separate reporting of amounts give a better look at the results of the Company's expenses to operate its leases.
The decrease in lease operating expenses is due mainly to efficiencies in operations including shutting in or plugging several non economical wells.

Real estate operations expense in the first quarter of 2010 was approximately $52,000 compared to $46,000 during the same period in 2009, an increase of approximately $6,000, or 13.0%.

Depreciation, depletion, and amortization for the first quarter of 2010 was $229,000 as compared to $284,000 for the first quarter of 2009, a decrease of $55,000, or 19.4%. $199,000 of the amount for the first quarter of 2010 was for amortization of the full cost pot of capitalized costs as compared with $253,000 for the first quarter of 2009. The Company re-evaluated its proved oil and gas reserve quantities as of December 31, 2009. This re-evaluated reserve base was adjusted for first quarter 2010 additions and dispositions of reserves, and reduced for oil and gas reserves that were produced during the quarter. A depletion rate of 1.866% for the quarter was calculated and applied to the Company's full cost pot of capitalized oil and gas properties.

General and administrative costs for the first quarter of 2010 were $764,000 compared to $748,000 for the first quarter of 2009, an increase of $16,000 or 2.1%. Personnel costs and associated employee benefit costs for the first quarter of 2010 accounted for approximately $664,000 of the total expense compared with approximately $687,000 for the same period in 2009.

Interest expense was approximately $17,000 for the first quarter of 2010 compared to approximately $18,000 for the same period in 2009, a decrease of approximately $1,000. This is due to the continued reduction of the principal amount of the loan on the building owned by the Company as interest on the note is calculated and paid based on the unpaid balance of the loan.

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

Item 4. - Controls and Procedures

(a) As of the end of the period covered by this report, Spindletop Oil & Gas Co. carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15. Based upon the evaluation, the Company's Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by the report.

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Part II - Other Information

Item 6. - Exhibits


The following exhibits are filed herewith or incorporated by reference as indicated.

     Exhibit
    Designation      Exhibit Description
   -------------     --------------------------------------------------------

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


                                       SPINDLETOP OIL & GAS CO.
                                       (Registrant)


Date:  May 17, 2010                    By: /s/ Chris G. Mazzini
                                       -------------------------------
                                       Chris G. Mazzini
                                       President, Principal Executive
                                         Officer



Date:  May 17, 2010                    By: /s/ Michelle H. Mazzini
                                       -------------------------------
                                       Michelle H. Mazzini
                                         Vice President, Secretary



Date:  May 17, 2010                    By: /s/ Robert E. Corbin
                                       -------------------------------
                                       Robert E. Corbin
                                       Controller, Principal Financial
                                          And Accounting Officer

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



Dated: May 17, 2010



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



Dated: May 17, 2010.



                                          /s/ Robert E. Corbin
                                          ---------------------------------
                                          ROBERT E. CORBIN
                                          Controller, Principal Financial
                                            and Accounting Officer





























                                    - 18-

                                                                 Exhibit 32.1



             Certification Pursuant to 18 U.S.C. Section 1350
    As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report of Spindletop Oil & Gas Co. (the "Company"), on Form 10-Q for the quarter ended March 31, 2010 as filed with the Securities Exchange Commission on the date hereof (the "Report"), the undersigned Principal Executive Officer and Principal Financial Accounting Officer of the Company, do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: May 17, 2010



                                          /s/ Chris G. Mazzini
                                          ---------------------------------
                                          CHRIS G. MAZZINI
                                          President, Principal Executive
                                            Officer



                                          /s/ Robert E. Corbin
                                          ---------------------------------
                                          ROBERT E. CORBIN
                                          Controller, Principal Financial
                                            and Accounting Officer
















                                    - 19 -