Form 10-Q
period 2010-06-30
SPINDLETOP OIL & GAS CO
filed 2010-08-16
CIK 867038

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                 FORM 10-Q


        [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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



                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

        Common Stock, $0.01 par value                7,630,803
                  (Class)                  (Outstanding at August 16, 2010)

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

                                FORM 10-Q
                    For the quarter ended June 30, 2010

         Index to Consolidated Financial Statements and Schedules



                                                                         Page

Part I - Financial Information:

    Item 1. - Financial Statements

        Consolidated Balance Sheets
            June 30, 2010 (Unaudited) and December 31, 2009              4-5

        Consolidated Statements of Operations (Unaudited)
            Six Months Ended June 30, 2010 and 2009 and
            Three Months Ended June 30, 2010 and 2009                      6

        Consolidated Statements of Cash Flows (Unaudited)
            Six Months Ended June 30, 2010 and 2009                        7

        Notes to Consolidated Financial Statements                         8

    Item 2. - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        9

    Item 4. - Controls and Procedures                                     15

Part II - Other Information:

    Item 1A - Risk Factors                                                 9

    Item 5. - Other Information                                           16

    Item 6. - Exhibits                                                    18

Part I - Financial Information

Item 1. - Financial Statements


                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                                              As of
                                                    -------------------------
                                                      June 30     December 31
                                                        2010          2009
                                                    (Unaudited)
                                                    -----------   -----------
          ASSETS

Current Assets
   Cash                                             $ 8,593,000   $ 9,153,000
   Accounts receivable, trade                         1,053,000       873,000
   Prepaid income tax                                   489,000       582,000
                                                    -----------   -----------
      Total Current Assets                           10,135,000    10,608,000
                                                    -----------   -----------

Property and Equipment, at cost
   Oil and gas properties (full cost method)         15,942,000    15,080,000
   Rental equipment                                     399,000       399,000
   Gas gathering systems                                145,000       145,000
   Other property and equipment                         245,000       187,000
                                                    -----------   -----------
                                                     16,731,000    15,811,000
Accumulated depreciation and amortization            (8,276,000)   (7,904,000)
                                                    -----------   -----------
      Total Property and Equipment, net               8,455,000     7,907,000
                                                    -----------   -----------

Real Estate Property, at cost
   Land                                                 688,000       688,000
   Commercial office building                         1,580,000     1,580,000
   Accumulated depreciation                            (451,000)     (400,000)
                                                    -----------   -----------
      Total Real Estate Property, net                 1,817,000     1,868,000
                                                    -----------   -----------

Other Assets                                              5,000         3,000
                                                    -----------   -----------
Total Assets                                        $20,412,000   $20,386,000
                                                    ===========   ===========


      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS - (Continued)

                                                              As of
                                                    -------------------------
                                                       June 30    December 31
                                                        2010          2009
                                                    (Unaudited)
                                                    -----------   -----------
      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Notes payable, current portion                   $   120,000   $   120,000
   Accounts payable and accrued liabilities           2,549,000     2,995,000
   Tax savings benefit payable                           97,000        97,000
                                                    -----------   -----------
       Total current liabilities                      2,766,000     3,212,000
                                                    -----------   -----------
Noncurrent Liabilities
   Notes payable, long-term portion                     900,000       960,000
   Asset retirement obligation                          809,000       762,000
                                                    -----------   -----------
                                                      1,709,000     1,722,000
                                                    -----------   -----------
Deferred income tax payable                           2,324,000     2,341,000
                                                    -----------   -----------
Total Liabilities                                     6,799,000     7,275,000
                                                    -----------   -----------

Shareholders' Equity
   Common stock, $.01 par value; 100,000,000
      shares authorized; 7,677,471 shares issued
      and 7,630,803 shares outstanding at
      June 30, 2010; 7,677,471 shares issued
      and 7,630,803 shares outstanding at
      December 31, 2009.                                 77,000        77,000
   Additional paid-in capital                           901,000       901,000
   Treasury Stock                                       (23,000)      (23,000)
   Retained earnings                                 12,658,000    12,156,000
                                                    -----------   -----------
      Total Shareholders' Equity                     13,613,000    13,111,000
                                                    -----------   -----------

Total Liabilities and Shareholders' Equity          $20,412,000   $20,386,000
                                                    ===========   ===========



      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                 Six Months Ended      Three Months Ended
                              --------------------- -------------------------
                                June 30     June 30     June 30     June 30
                                  2010        2009       2010        2009
                              ----------- ----------- ----------- -----------
Revenues
   Oil and gas revenue        $ 3,161,000 $ 2,446,000 $ 1,484,000 $ 1,292,000
   Revenue from lease
     operations                   133,000     173,000      63,000      92,000
   Gas gathering, compression
     and Equipment rental          71,000      95 000      33,000      56,000
   Real estate rental income      247,000     252,000     122,000     125,000
   Interest income                 84,000     111,000      45,000      66,000
   Other                           37,000     151,000      18,000     118,000
                              ----------- ----------- ----------- -----------
         Total revenue          3,733,000   3,228,000   1,765,000   1,749,000
                              ----------- ----------- ----------- -----------
Expenses
   Lease operations               643,000     629,000     394,000     333,000
   Production taxes, gathering
     and marketing                347,000     428,000     167,000     176,000
   Pipeline and rental operations  17,000      15,000       7,000       9,000
   Real estate operations          99,000      95,000      47,000      49,000
   Depreciation, depletion and
     amortization                 424,000     609,000     195,000     325,000
   Asset retirement obligation
     accretion                     43,000      19,000      21,000       9,000
   General and administrative   1,548,000   1,579,000     784,000     831,000
   Interest expense                33,000      36,000      16,000      18,000
                              ----------- ----------- ----------- -----------
         Total Expenses         3,154,000   3,410,000   1,631,000   1,750,000
                              ----------- ----------- ----------- -----------
Income Before Income Tax          579,000    (182,000)    134,000      (1,000)
                              ----------- ----------- ----------- -----------

Current tax provision              94,000         -        63,000         -
Deferred tax provision            (17,000)    (60,000)    (76,000)     (1,000)
                              ----------- ----------- ----------- -----------
                                   77,000     (60,000)    (13,000)     (1,000)
                              ----------- ----------- ----------- -----------
Net Income (Loss)             $   502,000 $  (122,000) $  147,000 $       -
                              =========== =========== =========== ===========
Earnings (Loss) per Share
  of Common Stock
    Basic and diluted         $     0.07  $    (0.02) $     0.02  $       -
                              =========== =========== =========== ===========
Weighted Average Shares
  Outstanding
    Basic and diluted           7,630,803   7,615,333   7,630,803   7,615,333
                              =========== =========== =========== ===========

      The accompanying notes are an integral part of these statements.


                 SPINDLETOP OIL & GAS CO AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                         Six Months Ended
                                                    -------------------------
                                                       June 30       June 30
                                                        2010          2009
                                                    -----------   -----------
Cash Flows from Operating Activities
   Net Income (Loss)                                $   502,000   $  (122,000)
      Reconciliation of net income
       to net cash provided by
       Operating Activities
         Depreciation, depletion and amortization       425,000       609,000
         Changes in asset retirement obligation          43,000        19,000
         Employee compensation paid with
            treasury stock                                  -          20,000
         Changes in accounts receivable                (180,000)      609,000
         Changes in prepaid income taxes                 93,000      (356,000)
         Changes in accounts payable                   (446,000)       12,000
         Changes in current taxes payable                   -         (44,000)
         Changes in deferred tax payable                (17,000)      (60,000)
         Other                                           (2,000)          -
                                                    -----------   -----------
Net cash provided by operating activities               418,000       687,000
                                                    -----------   -----------
Cash flows from Investing Activities
   Capitalized acquisition, exploration
     and development costs                             (858,000)     (337,000)
   Purchase of property and equipment                   (60,000)          -
                                                    -----------   -----------
Net cash used for investing activities                 (918,000)     (337,000)
                                                    -----------   -----------
Cash Flows from Financing Activities
   Decrease in notes payable                            (60,000)      (60,000)
                                                    -----------   -----------
Net cash used for Financing activities                  (60,000)      (60,000)
                                                    -----------   -----------

Increase (decrease) in cash                            (560,000)      290,000

Cash at beginning of period                           9,153,000    10,468,000
                                                    -----------   -----------
Cash at end of period                               $ 8,593,000   $10,758,000
                                                    ===========   ===========

Interest paid in Cash                               $    33,000   $    36,000
                                                    ===========   ===========

Income taxes paid                                   $       -     $   400,000
                                                    ===========   ===========

      The accompanying notes are an integral part of these statements.
                                   - 7 -

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1. BASIS OF PRESENTATION AND ORGANIZATION

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles in the United States of America or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended December 31, 2009 for further information.

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

Certain balances for the second quarter of 2009 have been reclassified to conform to the 2010 presentation.

Subsequent Events:
------------------

The Company has evaluated subsequent events through the issuance date of this report of August 16, 2010.

2. USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A significant estimate made by management includes the percentage used to calculate the depletion of the oil and gas properties using the full cost method. The estimate is based on the prior year ending reserves and adjusting the beginning reserve balance by any reserve acquisitions or reserve dispositions. Estimated production for the first and second quarter of 2010 are subtracted from the beginning reserves to arrive at the estimated proved reserve position of the Company at June 30, 2010.

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

WARNING CONCERNING FORWARD LOOKING STATEMENTS
---------------------------------------------
The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

This Report on Form 10-Q may contain forward-looking statements within the meaning of the federal securities laws, principally, but not only, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations. " We caution investors that any forward-looking statements in this report, or which management may make orally or in writing from time to time, are based on management's beliefs and on assumptions made by, and information currently available to management. When used, the words "anticipate", "believe", "expect, "intend", "may", "might", "plan", "estimate", "project", "should", "will", "result", and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors, that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you that while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

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

The current global economic and financial crisis could lead to an extended national or global economic recession. A slowdown in economic activity caused by a recession would likely reduce national and worldwide demand for oil and natural gas and result in lower commodity prices for long periods of time. Prices for oil and natural gas have decreased significantly from highs reached
in 2008.   Costs of exploration, development and production have not yet adjusted to current economic conditions or in proportion to the significant reduction in product prices. Prolonged, substantial decreases in oil and natural gas prices would likely have a material adverse effect on the Company's business, financial condition and results of operations, could further limit the Company's access to liquidity and credit and could hinder its ability to satisfy its capital requirements.

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

Results of Operations

Six months ended June 30, 2010 compared to six months ended June 30, 2009
-------------------------------------------------------------------------

Oil and gas revenues for the first half of 2010 were $3,161,000, an increase of $715,000 or 29% from revenues of $2,446,000 during the same period in 2009.

Natural gas revenues for the first six months of 2010 were $2,042,000 compared to $1,840,000 for the same period in 2009, an increase of 202,000, or 11%. Natural gas volumes sold for the first half of 2010 were approximately 399,000 mcf compared to approximately 478,000 mcf during the first half of 2009, a decrease of approximately 79,000 mcf, or 17 %.

Average natural gas prices received were approximately $5.37 per mcf during the first half of 2010 as compared to approximately $3.85 per mcf in the first half of 2009, an increase of approximately $1.52 per mcf or 39%.

Oil sales for the first six months of 2010 were approximately $1,119,000 compared to approximately $606,000 in the first six months of 2009, an increase of approximately $513,000 or 85%. Oil volumes sold for the first six months of 2010 were approximately 15,000 bbls compared to approximately 14,000 bbls during the first six months of 2009, an increase of approximately 1,000 bbls, or 7%.

Average oil prices received were $72.15 per bbl in the first half of 2010 compared to $43.57 per bbl in the first half of 2009, an increase of approximately $28.58 or 66%. This increase in the average sales price is the result of the overall improvement in crude oil pricing.

Revenue from lease operations for the first half of 2010 was approximately $133,000 compared to approximately $173,000 for the first half of 2009, a decrease of about $40,000 or 23%. This net decrease between periods resulted from a decrease of approximately $16,000 in field operations income, a decrease of approximately $28,000 in operator overhead income, and an increase of approximately $4,000 in pumper service revenue.

Revenue from gas gathering, compression and equipment rental for the first half of 2010 was approximately $71,000, compared to approximately $95,000, a net decrease of $24,000 or 25% for the same period in 2009. Gas gathering and compression revenue is generated from the volume of MCFs that are processed through the Company's gathering systems. Gas sales volumes for the first half of 2010 were less than during the same period in 2009, causing the decrease in revenues.

Interest income for the first half of 2010 was approximately $84,000 as compared with approximately $111,000 for the same period in 2009, a decrease of about $27,000 or 24%. Interest earned on amounts in money market accounts and in certificates of deposit decreased between the two periods as interest rates continued to decrease. During 2009, the Company moved amounts normally invested in certificates of deposit into business checking accounts at its primary banking institution to take advantage of the unlimited FDIC insurance coverage. The Company also moved money to take advantage of higher FDIC coverage of $250,000 at other banks in order to protect the Company's liquid assets from risk of loss for bank failures.

Other income for the first half of 2010 was approximately $37,000 as compared with approximately $151,000 for the same period in 2009, a decrease of approximately $114,000 or 76%. Approximately $90,000 of this amount was for severance and ad valorem tax services provided by the Company to several of its leases. Approximately $18,000 was for divestitures of a non-operated lease interest and land not associated with oil and gas interests in 2009. The remaining decrease was due to other miscellaneous items.

Lease operating expenses in the first half of 2010 were $643,000 as compared to $629,000 for the same period in 2009, an increase of approximately $14,000, or 2%.

Production taxes, gathering, transportation and marketing expenses for the first half of 2010 were approximately $347,000 as compared to $428,000 during the first half of 2009, a net decrease of approximately $81,000 or 19%. The decrease is due to timing differences of severance tax credits on high cost wells drilled and placed on line during 2008. The credits were accrued as of December 31, 2008 and reversed in January 2009. A portion of the credits were utilized in May, 2009 with the remaining $169,000 being utilized in July, 2009. As a result, the six months ended June 30, 2009 production taxes were approximately $169,000 higher. The remaining increase in this line item of approximately $88,000 relates to the overall increase in revenues subject to severance tax.

For presentation purposes, the Company split out amounts for production taxes, gathering, transportation, and marketing expenses separately from lease operations. In prior years, these amounts were presented together under the line item description of lease operating expenses. There have been no changes to the expenses for 2009 but the presentation for 2009 has been restated to conform to the new presentation. The Company feels the separate reporting of amounts gives a better look at the results of the Company's expenses to operate its leases.

Real estate expenses during the first six months of 2010 were approximately $99,000 compared to approximately $95,000 for the same period in 2009, an increase of $4,000 or 4%. The Company's real estate expenses have been consistent for the period with no significant differences.

Depreciation, depletion, and amortization for the first half of 2010 was $424,000 as compared to $609,000 for the same period in 2009, a decrease of $185,000, or 30%. $361,000 of the amount for the first half of 2010 was for amortization of the full cost pot of capitalized costs compared to $372,000 for the second half of 2009, a decrease of $11,000 or 3%. The Company re-evaluated its proved oil and gas reserve quantities as of December 31, 2009. This re-evaluated reserve base was adjusted at the end of each quarter for the estimated addition and disposition of reserves during the first six months of 2010 and reduced for oil and gas reserves that were produced or sold during the period. A depletion rate of 1.866% for the first quarter of 2010 and a depletion rate of 1.546% for the second quarter of 2010 was calculated and applied to the Company's full cost pot of capitalized oil and gas properties compared to a total depletion rate of 3.475% for the first six months of 2009.

General and administrative costs for the first half of 2010 were $1,548,000 compared to $1,579,000 for the same period in 2009, a decrease of approximately $31,000 or 2%.

Interest expense was approximately $33,000 for the first half of 2010 compared to approximately $36,000 for the same period in 2009, a decrease of approximately $3,000. This is due to the continued reduction of the principal amount of the loan on the Company's corporate office building as interest on the note is calculated and paid based on the unpaid balance of the loan.

Three months ended June 30, 2010 compared to three months ended June 30, 2009
-----------------------------------------------------------------------------

Oil and gas revenues for the three months ended June 30, 2010 were $1,484,000, an increase of $192,000, or 15% from revenues of $1,292,000 for the same period in 2009.

Natural gas revenues for the second quarter of 2010 were $886,000 compared to $858,000 for the same period in 2009, an increase of $28,000 or 3%. Natural gas volumes sold for the second quarter of 2010 were approximately 198,000 mcf compared to approximately 288,000 mcf during the same period of 2009, a decrease of approximately 90,000 mcf, or 31%.

Average natural gas prices received were approximately $4.71 per mcf in the second quarter of 2010 as compared to approximately $3.92 per mcf during the same period in 2009, an increase of approximately $0.79, or 20%.

Oil sales for the second quarter of 2010 were approximately $598,000 compared to approximately $434,000 for the same period of 2009, an increase of approximately $164,000 or 38%. Oil volumes sold for the second quarter of 2010 were approximately 3,500 bbls compared to approximately 7,500 bbls during the same period of 2009, a decrease of 4,000 bbls or 53%.

Average oil prices received were approximately $73.55 per bbl in the second quarter of 2010 compared to $49.60 per bbl during the same period of 2009, an increase of approximately $23.95 per bbl, or 48%.

Revenue from lease operations for the second quarter of 2010 was approximately $63,000 compared to approximately $92,000 for the second quarter of 2009, a decrease of about $29,000 or 32%. This decrease between periods resulted from decreases of approximately $23,000 in field operations income and $6,000 in operator overhead income.

Revenue from gas gathering, compression and equipment rental for the second quarter of 2010 was approximately $33,000, compared to approximately $56,000, a decrease of $23,000 or 41% for the same period in 2009. Gas gathering and compression revenue is generated from the volume of MCFs that are processed through the Company's gathering systems. Gas sales volumes for the second quarter of 2010 were less than during the same period in 2009, causing the decrease in revenues.

Interest income for the second quarter of 2010 was approximately $45,000 as compared with approximately $66,000 for the same period in 2009 a decrease of about $21,000 or 32%. Interest earned on amounts in money market accounts and in certificates of deposit decreased between the two periods as interest rates continued to decrease. During 2009 the Company moved amounts normally invested in certificates of deposit into business checking accounts at its primary banking institution to take advantage of the unlimited FDIC insurance coverage. The Company also moved money to take advantage of higher FDIC coverage of $250,000 at other banks in order to protect the Company's liquid assets from risk of loss for bank failures.

Other income for second quarter of 2010 was approximately $18,000 as compared with approximately $118,000 for the same period in 2009, a decrease of approximately $100,000 or 85%. Approximately $90,000 of this amount was for ad valorem tax services provided by the Company to several of its leases that were new during the second quarter of 2009. The remaining net decrease was due to other miscellaneous items.

Lease operating expenses in the second quarter of 2010 were $394,000 as compared to $333,000 for the same period in 2009, an increase of approximately $61,000, or 18%. Approximately $16,000 of this increase is attributable to workovers completed in 2010 on various wells. Approximately $45,000 is due to plugging and abandonment costs on wells that have been inactivated.

Production taxes, gathering, transportation and marketing expenses for the second quarter of 2010 were approximately $167,000 as compared to $176,000 during the second quarter of 2009, a net decrease of approximately $9,000 or 5%. The decrease is due to timing differences of severance tax credits on high cost wells drilled and placed online during 2008. The credits were accrued as of December 31, 2008 and reversed in January, 2009. A portion of the severance tax credits was utilized in May, 2009 with the remainder being utilized in July, 2009. As a result, the three months ended June 30, 2009 is approximately $40,000 higher. After taking this into consideration, the remaining increase in this line item of $31,000 results from the overall increase in revenues subject to severance taxes.

For presentation purposes, the Company split out amounts for production taxes, gathering, transportation, and marketing expenses separately from lease operations. In prior years, these amounts were presented together under the line item description of lease operating expenses. There have been no changes to the expenses for 2009 but the presentation for 2009 has been restated to conform to the new presentation. The Company feels the separate reporting of amounts gives a better look at the results of the Company's expenses to operate its leases.

Real estate expenses during the second three months of 2010 were approximately $47,000 compared to approximately $49,000 for the same period in 2009, a decrease of $2,000 or 4%. The Company's real estate expenses have been consistent for the period with no significant differences.

Depreciation, depletion, and amortization for the second quarter of 2010 was $195,000 as compared to $325,000 for the same period in 2009, a decrease of $130,000, or 40%. $163,000 of the amount for the second quarter of 2010 was for amortization of the full cost pot of capitalized costs compared to $320,000 for the second quarter of 2009, a decrease of $157,000 or 49%. The Company re-evaluated its proved oil and gas reserve quantities as of December 31, 2009. This re-evaluated reserve base was adjusted at the end of each quarter for the estimated addition and disposition of reserves during the first six months of 2010 and reduced for oil and gas reserves that were produced or sold during the period. A depletion rate of 1.866% for the first quarter of 2010 and a depletion rate of 1.546% for the second quarter of 2010 was calculated and applied to the Company's full cost pot of capitalized oil and gas properties compared to a total depletion rate of 3.475% for the first six months of 2009.

General and administrative costs for the second quarter of 2010 were $784,000 compared to $831,000 for the same period in 2009, a decrease of approximately $47,000 or 6%. The decrease in expense is due to a decrease of approximately $11,000 in personnel costs and benefits, and an approximate reduction of $35,000 in professional fees.

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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter and six months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Part II - Other Information

Item 5 - Other Information

North Texas:
------------
During the fourth quarter of 2008, the Poston #1 well, located on our Godley North Block, in Johnson County, Texas was drilled to the Barnett Shale Formation at a depth of 6,754 ft. and cased. The well was completed and was placed on-line and went into sales with an initial rate of 400 mcfgpd on August 2, 2010. The well is located in the Newark, E. (Barnett Shale) field. The Company owns a 91% working interest in this well.

West Texas:
-----------
During the first half of 2010, the Company participated in the drilling of four non-operated wells located in the Fuhrman-Mascho field in Andrews County, Texas. Three of the wells were cased, completed and placed in production during the second quarter of 2010. The fourth well was cased and completed July 2, 2010 and placed in production July 11, 2010. The Miles #13, #14, #15, and #16 wells had initial production rate of 148 bopd, 69 bopd, 99 bopd, and 76 bopd respectively, and 30 mcfgpd , 30 mcfgpd, 28 mcfgpd, and 16 mcfgpd respectively from the San Andres formation at an approximate depth of 4,750 ft. The Company owns a 4.6875% working interest and a 3.28125% net revenue interest in these wells.

South Texas:
------------
During the second quarter of 2010, the Company acquired working interests in five natural gas wells in Victoria County, Texas. The Company assumed operatorship of three of these wells effective April 1, 2010.

The Vaquero #1 well produces gas from the Rob Welder (Wilcox 9100) field in the Wilcox Group from a perforated interval of 9,314-46 ft. Production from the Vaquero #1 is approximately 25 mcfgpd and one-half bopd. The Vaquero "A" #2 well produces gas from the Welder Ranch field from a perforated interval of 12,026-90 ft. in the Wilcox Group. The Vaquero "A" #2 well was initially shut-in for mechanical repairs but prior to issuance of this report has been re-opened and is expected to produce approximately 25 mcfgpd. The Rob Welder #1 well produces gas from the McFaddin (5700) field from a perforated interval at 5,660-58 ft. in the Yegua Formation. Production from this well is approximately 120 mcfgpd and one-half bopd. The working interests in these three wells are 94.6308%, 85%, and 100% with net revenue interests of 64.6859%, 58.1254%, and 68% respectively.

The interests acquired in the two remaining wells were non-operated working interests. The Company acquired a 25% non-operating working interest and 17% net revenue interest in the Welder Ranch #1 well which produces gas from the Rob Welder (Wilcox 10,400) field from the perforated interval of 10,480-10,520 ft. in the Wilcox Group. Production from this well is approximately 19 mcfgpd
and one-half bopd.   The Company acquired a 24.171123% non-operating working
interest and 16.437236% net revenue interest in the Welder Ranch A #2 well which produces gas from the Marshall (Middle Wilcox) field from a perforated interval of 10,306-12 ft. in the Middle Wilcox Group. Production from this well is approximately 168 mcfgpd and 3.7 bopd.

East Texas:
-----------
The Company participated for a 45% non-operated working interest in the drilling of two wells operated by Giant Energy Co., LP, a related entity.
The two wells are located in Nacogdoches County, Texas. The Giant Gas Unit #1 well was spud on November 11, 2009 and reached a total depth of 9,700 ft. on December 6, 2009. Production casing was set to a depth of 9,616 ft. through the Travis Peak Formation. The Giant Gas Unit #2 well was spud on June 1, 2010 and reached a total depth of 9,608 ft. on July 7, 2010. Production casing was set to a depth of 9,605 ft. through the Travis Peak Formation. The wells are awaiting a pipeline connection.

For all of the above wells, the Company cautions that initial production rates may not be an indicator of stabilized production rates or an indicator of the ultimate recoveries obtained.

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


                                       SPINDLETOP OIL & GAS CO.
                                       (Registrant)


Date:  August 16, 2010                 By: /s/ Chris G. Mazzini
                                       -------------------------------
                                       Chris G. Mazzini
                                       President, Principal Executive Officer



Date:  August 16, 2010                 By: /s/ Michelle H. Mazzini
                                       -------------------------------
                                       Michelle H. Mazzini
                                       Vice President, Secretary



Date:  August 16, 2010                 By: /s/ Robert E. Corbin
                                       -------------------------------
                                       Robert E. Corbin
                                       Controller, Principal Financial and
                                       Accounting Officer

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



Dated: August 16, 2010



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

    (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

    (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the controls and procedures as of the end of the period covered by this report based on such evaluation; and

    (d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and



                                    - 22


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



Dated: August 16, 2010.



                                       /s/ Robert E. Corbin
                                       ---------------------------------
                                       ROBERT E. CORBIN
                                       Controller, Principal Financial and
                                       Accounting Officer





























                                    - 23-

                                                                 Exhibit 32.1



             Certification Pursuant to 18 U.S.C. Section 1350
    As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report of Spindletop Oil & Gas Co. (the "Company"), on Form 10-Q for the quarter ended June 30, 2010 as filed with the Securities Exchange Commission on the date hereof (the "Report"), the undersigned Principal Executive Officer and Principal Financial Accounting Officer of the Company, do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: August 16, 2010



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
















                                    - 24 -