Form 10-Q
period 2010-09-30
SPINDLETOP OIL & GAS CO
filed 2010-11-15
CIK 867038

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                 FORM 10-Q


        [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

                                    or

     [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                             Commission File No. 000-18774

                         SPINDLETOP OIL & GAS CO.
          (Exact name of registrant as specified in its charter)

               Texas                                    75-2063001
   (State or other jurisdiction            (I.R.S. Employer Identification No.)
 of incorporation or organization)

 12850 Spurling Rd., Suite 200, Dallas, TX                75230
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, " "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

       Common Stock, $0.01 par value                 7,630,803
                  (Class)                (Outstanding at November 15, 2010)

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

                                FORM 10-Q
                 For the quarter ended September 30, 2010

         Index to Consolidated Financial Statements and Schedules



                                                                        Page

Part I - Financial Information:

    Item 1. - Financial Statements

        Consolidated Balance Sheets
            September 30, 2010 (Unaudited)and December 31, 2009          4-5

        Consolidated Statements of Operations (Unaudited)
            Nine Months Ended September 30, 2010 and 2009 and
            Three Months Ended September 30, 2010 and 2009                 6

        Consolidated Statements of Cash Flows (Unaudited)
            Nine Months Ended September 30, 2010 and 2009                  7

        Notes to Consolidated Financial Statements                         8

    Item 2. - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        9

    Item 4. - Controls and Procedures                                     15

Part II - Other Information:

    Item 1A - Risk Factors                                                 9

    Item 5. - Other Information                                           16

    Item 6. - Exhibits                                                    18

Part I - Financial Information

Item 1. - Financial Statements

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                                              As of
                                                    -------------------------
                                                    September 30  December 31
                                                        2010          2009
                                                    (Unaudited)
                                                    -----------   -----------
          ASSETS

Current Assets
   Cash                                             $ 7,443,000   $ 8,853,000
   Accounts receivable, trade                         1,359,000       873,000
   Prepaid income tax                                       -         582,000
   Other short-term investments                         400,000       300,000
                                                    -----------   -----------
      Total Current Assets                            9,202,000    10,608,000
                                                    -----------   -----------

Property and Equipment, at cost
   Oil and gas properties (full cost method)         16,397,000    15,080,000
   Rental equipment                                     399,000       399,000
   Gas gathering systems                                145,000       145,000
   Other property and equipment                         245,000       187,000
                                                    -----------   -----------
                                                     17,186,000    15,811,000
Accumulated depreciation and amortization            (8,454,000)   (7,904,000)
                                                    -----------   -----------
      Total Property and Equipment, net               8,732,000     7,907,000
                                                    -----------   -----------

Real Estate Property, at cost
   Land                                                 688,000       688,000
   Commercial office building                         1,580,000     1,580,000
   Accumulated depreciation                            (476,000)     (400,000)
                                                    -----------   -----------
      Total Real Estate Property, net                 1,792,000     1,868,000
                                                    -----------   -----------

Other Assets
    Other long-term investments                       1,000,000           -
    Other                                                 5,000         3,000
                                                    -----------   -----------
      Total other assets                              1,005,000         3,000
                                                    -----------   -----------
Total Assets                                        $20,731,000   $20,386,000
                                                    ===========   ===========

      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS - (Continued)

                                                              As of
                                                    -------------------------
                                                    September 30  December 31
                                                        2010          2009
                                                    (Unaudited)
                                                    -----------   -----------
      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Notes payable, current portion                   $   120,000   $   120,000
   Accounts payable and accrued liabilities           2,491,000     2,995,000
   Income tax payable                                   119,000           -
   Tax savings benefit payable                           97,000        97,000
                                                    -----------   -----------
       Total current liabilities                      2,827,000     3,212,000
                                                    -----------   -----------
Noncurrent Liabilities
   Notes payable, long-term portion                     870,000       960,000
   Asset retirement obligation                          832,000       762,000
                                                    -----------   -----------
                                                      1,702,000     1,722,000
                                                    -----------   -----------
Deferred income tax payable                           2,363,000     2,341,000
                                                    -----------   -----------
Total Liabilities                                     6,892,000     7,275,000
                                                    -----------   -----------

Shareholders' Equity
   Common stock, $.01 par value; 100,000,000
      shares authorized; 7,677,471 shares issued
      and 7,630,803 shares outstanding at
      September 30, 2010; 7,677,471 shares issued
      and 7,630,803 shares outstanding at
      December 31, 2009.                                 77,000        77,000
   Additional paid-in capital                           901,000       901,000
   Treasury Stock                                       (23,000)      (23,000)
   Retained earnings                                 12,884,000    12,156,000
                                                    -----------   -----------
      Total Shareholders' Equity                     13,839,000    13,111,000
                                                    -----------   -----------

Total Liabilities and Shareholders' Equity          $20,731,000   $20,386,000
                                                    ===========   ===========







      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                 Nine Months Ended      Three Months Ended
                              --------------------- -------------------------
                                Sept 30     Sept 30     Sept 30     Sept 30
                                  2010        2009       2010        2009
                              ----------- ----------- ----------- -----------
Revenues
   Oil and gas revenue        $ 4,676,000 $ 3,510,000 $ 1,515,000 $ 1,064,000
   Revenue from lease
     operations                   212,000     254,000      79,000      81,000
   Gas gathering, compression
     and Equipment rental         112,000     145 000      41,000      50,000
   Real estate rental income      350,000     378,000     103,000     126,000
   Interest income                128,000     157,000      44,000      46,000
   Other                           86,000     174,000      49,000      23,000
                              ----------- ----------- ----------- -----------
         Total revenue          5,564,000   4,618,000   1,831,000   1,390,000
                              ----------- ----------- ----------- -----------
Expenses
   Lease operations             1,190,000   1,079,000     547,000     450,000
   Production taxes, gathering
     and marketing                538,000     598,000     191,000     170,000
   Pipeline and rental operations  23,000      27,000       6,000      12,000
   Real estate operations         145,000     141,000      46,000      46,000
   Depreciation, depletion and
     amortization                 627,000     967,000     203,000     358,000
   Asset retirement obligation
     accretion                     65,000      29,000      22,000      10,000
   General and administrative   2,327,000   2,338,000     779,000     759,000
   Interest expense                49,000      44,000      16,000       8,000
                              ----------- ----------- ----------- -----------
         Total Expenses         4,964,000   5,223,000   1,810,000   1,813,000
                              ----------- ----------- ----------- -----------
Income (Loss) Before Income Tax   600,000    (605,000)     21,000    (423,000)
                              ----------- ----------- ----------- -----------

Current tax provision (benefit)  (150,000)    (14,000)   (244,000)    (14,000)
Deferred tax provision (benefit)   22,000    (199,000)     39,000    (139,000)
                              ----------- ----------- ----------- -----------
                                 (128,000)   (213,000)   (205,000)   (153,000)
                              ----------- ----------- ----------- -----------
Net Income (Loss)             $   728,000 $  (392,000) $  226,000 $  (270,000)
                              =========== =========== =========== ===========
Earnings (Loss) per Share
  of Common Stock
    Basic and diluted         $     0.10  $    (0.05) $     0.03  $    (0.04)
                              =========== =========== =========== ===========
Weighted Average Shares
  Outstanding
    Basic and diluted           7,630,803   7,617,177   7,630,803   7,620,803
                              =========== =========== =========== ===========

      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                         Nine Months Ended
                                                    -------------------------
                                                       Sept 30       Sept 30
                                                        2010          2009
                                                    -----------   -----------
Cash Flows from Operating Activities
   Net Income (Loss)                                $   728,000   $  (392,000)
      Reconciliation of net income (loss)
       to net cash provided by
       Operating Activities
         Depreciation, depletion and amortization       627,000       967,000
         Changes in asset retirement obligation          65,000        29,000
         Employee compensation paid with
            treasury stock                                  -          20,000
         Changes in accounts receivable                (486,000)      706,000
         Changes in prepaid income taxes                582,000      (356,000)
         Changes in accounts payable                   (504,000)      (25,000)
         Changes in current taxes payable               119,000       (44,000)
         Changes in deferred tax payable                 22,000      (200,000)
         Other                                           (2,000)          -
                                                    -----------   -----------
Net cash provided by operating activities             1,151,000       705,000
                                                    -----------   -----------
Cash flows from Investing Activities
   Capitalized acquisition, exploration
     and development costs                           (1,311,000)     (508,000)
   Purchase of property and equipment                   (60,000)      (12,000)
   Purchase of other short-term investments            (100,000)     (300,000)
   Purchase of other long-term investments           (1,000,000)          -
                                                    -----------   -----------
Net cash used for investing activities               (2,471,000)     (820,000)
                                                    -----------   -----------
Cash Flows from Financing Activities
   Decrease in notes payable                            (90,000)      (90,000)
                                                    -----------   -----------
Net cash used for Financing activities                  (90,000)      (90,000)
                                                    -----------   -----------

Increase (decrease) in cash                          (1,410,000)     (205,000)

Cash at beginning of period                           8,853,000    10,468,000
                                                    -----------   -----------
Cash at end of period                               $ 7,443,000   $10,263,000
                                                    ===========   ===========

Interest paid in Cash                               $    48,000   $    36,000
                                                    ===========   ===========

Income taxes paid                                   $       -     $   400,000
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

Certain balances for 2009 have been reclassified to conform to the 2010 presentation.

Subsequent Events:
------------------

The Company has evaluated subsequent events through the issuance date of November 15, 2010.

2. USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. A significant estimate made by management includes the percentage used to calculate the depletion of the oil and gas properties using the full cost method. The estimate is based on the prior year ending reserves and adjusting the beginning reserve balance by any reserve acquisitions or reserve dispositions. Estimated production for the first, second, and third quarter of 2010 are subtracted from the beginning reserves to arrive at the estimated proved reserve position of the Company at September 30, 2010.

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

Capital and credit markets experienced unprecedented volatility and disruption during the last half of 2008 and continue to be unpredictable. Given the current levels of market volatility and disruption, the availability of funds from those markets has diminished substantially. Further, arising from concerns about the stability of financial markets generally and the solvency of borrowers specifically, accessing the credit markets has become more difficult as many lenders have enacted tighter lending standards or altogether ceased to provide funding to borrowers.

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

The Obama Administration has set forth budget proposals which if passed, would significantly curtail our ability to attract investors and raise capital. Proposed changes in the Federal income tax laws which would eliminate or reduce the percentage depletion deduction and the deduction for intangible drilling and development costs for small independent producers, will significantly reduce the investment capital available to those in the industry as well as our Company. Lengthening the time to expense seismic costs will also have an adverse effect on our ability to explore and find new reserves.

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

Results of Operations

Nine months ended September 30, 2010 compared to nine months ended
September 30, 2009
----------------------------------------------------------------------------

Oil and gas revenues for the first nine months of 2010 were $4,676,000, an increase of $1,166,000 or 33% from revenues of $3,510,000 during the same period in 2009.

Natural gas revenues for the first nine months of 2010 were $2,996,000 compared to $2,584,000 for the same period in 2009, an increase of $412,000, or 16%. Natural gas volumes sold for the first nine months of 2010 were approximately 574,000 mcf compared to approximately 651,000 mcf during the first nine months of 2009, a decrease of approximately 77,000 mcf, or 12%.

Average natural gas prices received were approximately $5.15 per mcf during the first nine months of 2010 as compared to approximately $3.49 per mcf in the first nine months of 2009, an increase of approximately $1.66 per mcf or 48%.

Oil sales for the first nine months of 2010 were approximately $1,680,000 compared to approximately $926,000 in the first nine months of 2009, an increase of approximately $754,000 or 81%. Oil volumes sold for the first nine months of 2010 were approximately 23,000 bbls compared to approximately 18,600 bbls during the first nine months of 2009, an increase of approximately 4,400 bbls, or 24%.

Average oil prices received were $73.06 per bbl in the first nine months of 2010 compared to $49.89 per bbl in the first nine months of 2009, an increase of approximately $23.17 or 46%. This increase in the average sales price is the result of the overall improvement in crude oil pricing.

Revenue from lease operations for the first nine months of 2010 was approximately $212,000 compared to approximately $254,000 for the first nine months of 2009, a decrease of about $42,000 or 17%. This net decrease between periods resulted from a decrease of approximately $16,000 in field operations income, a decrease of approximately $30,000 in operator overhead income, and an increase of approximately $4,000 in pumper service revenue.

Revenue from gas gathering, compression and equipment rental for the first nine months of 2010 was approximately $112,000, compared to approximately $145,000, a net decrease of $33,000 or 23% for the same period in 2009. Gas gathering and compression revenue is generated from the volume of MCFs that are processed through the Company's gathering systems. Gas sales volumes for the first nine months of 2010 were less than during the same period in 2009, causing the decrease in revenues.

Interest income for the first nine months of 2010 was approximately $128,000 as compared with approximately $157,000 for the same period in 2009, a decrease of about $29,000 or 18%. Interest earned on amounts in money market accounts and in certificates of deposit decreased between the two periods as interest rates continued to remain low. During the 2009, the Company moved amounts normally invested in certificates of deposit into business checking accounts at its primary banking institution to take advantage of the unlimited FDIC insurance coverage. The Company also moved money to take advantage of higher FDIC coverage of $250,000 at other banks in order to protect the Company's liquid assets from risk of loss for bank failures. During the third quarter of 2010, the Company moved $1,000,000 into longer term certificates of deposit in order to earn a higher rate of interest. These amounts have been classified as other long-term investments on the Company's balance sheet.

Other income for the first nine months of 2010 was approximately $86,000 as compared with approximately $174,000 for the same period in 2009, a decrease of approximately $88,000 or 51%. Approximately $98,000 of this decrease was for severance and ad valorem tax services provided by the Company to several of its leases and approximately $18,000 was for divestitures of a non-operated lease interest and land not associated with oil and gas interests in 2009. Offsetting the overall decrease between years was a $26,000 payment received for a farm-out in the third quarter of 2010. The remaining net decrease was due to other miscellaneous items.

Lease operating expenses in the first nine months of 2010 were $1,190,000 as compared to $1,079,000 for the same period in 2009, an increase of approximately $111,000, or 10%. Approximately $101,000 of this increase is attributable to various workovers and plugging of operated wells in 2010. Another $27,000 of the increase is due to lease operating expenses attributable to new wells acquired in 2010. Finally, there was a decrease of approximately $16,000 in expenses on non-operated properties.

Production taxes, gathering, transportation and marketing expenses for the first nine months of 2010 were approximately $538,000 as compared to $598,000 during the first nine months of 2009, a net decrease of approximately $60,000 or 10%. The decrease is due to timing differences of severance tax credits on high cost wells drilled and placed on line during 2008. The credits were accrued as of December 31, 2008 and reversed in January 2009. A portion of the credits were utilized in May, 2009 with the remaining $169,000 being utilized in July, 2009. As a result, the nine months ended September 30, 2009 production taxes were approximately $209,000 higher. The remaining increase in this line item of approximately $149,000 relates to the overall increase in revenues subject to severance tax.

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

Real estate expenses during the first nine months of 2010 were approximately $145,000 compared to approximately $141,000 for the same period in 2009, an increase of $4,000 or 3%. The Company's real estate expenses have been consistent for the period with no significant differences.

Depreciation, depletion, and amortization expenses for the first nine months of 2010 were $627,000 as compared to $967,000 for the same period in 2009, a decrease of $340,000, or 35%. $533,000 of the amount for the first nine months of 2010 was for amortization of the full cost pot of capitalized costs compared to $871,000 for the first nine months of 2009, a decrease of $338,000 or 39%. The Company re-evaluated its proved oil and gas reserve quantities as of December 31, 2009. This re-evaluated reserve base was adjusted at the end of each quarter for the estimated addition or disposition of reserves during the first nine months of 2010 and reduced for oil and gas reserves that were produced or sold during the period. A depletion rate of 1.866% for the first quarter of 2010, a depletion rate of 1.546% for the second quarter of 2010, and a depletion rate of 1.559% for the third quarter of 2010 was calculated and applied to the Company's full cost pot of capitalized oil and gas properties for a weighted average of 4.971% for the first nine months of 2010 compared to a total depletion rate of 7.10% for the first nine months of 2009.

General and administrative costs for the first nine months of 2010 were $2,327,000 compared to $2,338,000 for the same period in 2009, a decrease of $11,000 or less than 1%

Interest expense was approximately $49,000 for the first nine months of 2010 compared to approximately $44,000 for the same period in 2009, an increase of approximately $5,000.



Three months ended September 30, 2010 compared to three months ended September 30, 2009
----------------------------------------------------------------------------

Oil and gas revenues for the three months ended September 30, 2010 were $1,515,000, an increase of $451,000, or 42% from revenues of $1,064,000 for the same period in 2009.

Natural gas revenues for the third quarter of 2010 were $954,000 compared to $744,000 for the same period in 2009, an increase of $210,000 or 28%. Natural gas volumes sold for the third quarter of 2010 were approximately 180,000 mcf compared to approximately 219,000 mcf during the same period of 2009, a decrease of approximately 39,000 mcf, or 18%.

Average natural gas prices received were approximately $5.18 per mcf in the third quarter of 2010 as compared to approximately $3.35 per mcf during the same period in 2009, an increase of approximately $1.83, or 55%.

Oil sales for the third quarter of 2010 were approximately $561,000 compared to approximately $320,000 for the same period of 2009, an increase of approximately $241,000 or 75%. Oil volumes sold for the third quarter of 2010 were approximately 6,600 bbls compared to approximately 5,000 bbls during the same period of 2009, an increase of 1,600 bbls or 32%.

Average oil prices received were approximately $70.39 per bbl in the third quarter of 2010 compared to $59.98 per bbl during the same period of 2009, an increase of approximately $10.41 per bbl, or 17%.

Revenue from lease operations for the third quarter of 2010 was approximately $79,000 compared to approximately $81,000 for the third quarter of 2009, a decrease of about $2,000 or 2%.

Revenue from gas gathering, compression and equipment rental for the third quarter of 2010 was approximately $41,000, compared to approximately $50,000, a decrease of $9,000 or 18% for the same period in 2009. Gas gathering and compression revenue is generated from the volume of mcfs that are processed through the Company's gathering systems. Gas sales volumes for the third quarter of 2010 were less than during the same period in 2009, causing the decrease in revenues.

Interest income for the third quarter of 2010 was approximately $44,000 as compared with approximately $46,000 for the same period in 2009 a decrease of about $2,000 or 4%. Interest earned on amounts in money market accounts and in certificates of deposit decreased between the two periods as interest rates continued to decrease. During 2009 the Company moved amounts normally invested in certificates of deposit into business checking accounts at its primary banking institution to take advantage of the unlimited FDIC insurance coverage. The Company also moved money to take advantage of higher FDIC coverage of $250,000 at other banks in order to protect the Company's liquid assets from risk of loss for bank failures.

Other income for third quarter of 2010 was approximately $49,000 as compared with approximately $23,000 for the same period in 2009, an increase of approximately $26,000 or 113%. This increase was due to a $26,000 payment received for a farm-out in the third quarter of 2010.

Lease operating expenses in the third quarter of 2010 were $547,000 as compared to $450,000 for the same period in 2009, an increase of approximately $97,000, or 22%. Approximately $72,500 of this increase is attributable to various
workovers and plugging of operated wells in 2010.   The majority of the
remaining $24,500 is due to the acquisition of new wells in 2010.


Production taxes, gathering, transportation and marketing expenses for the third quarter of 2010 were approximately $191,000 as compared to $170,000 during the third quarter of 2009, a net increase of approximately $21,000 or 12%.

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

Real estate expenses during the third quarter were flat at $46,000 both years.

Depreciation, depletion, and amortization expenses for the third quarter of 2010 were $203,000 as compared to $358,000 for the same period in 2009, a decrease of $155,000, or 43%. $163,000 of the amount for the third quarter of 2010 was for amortization of the full cost pot of capitalized costs compared to $299,000 for the third quarter of 2009, a decrease of $136,000 or 46%. The Company re-evaluated its proved oil and gas reserve quantities as of December 31, 2009. This re-evaluated reserve base was adjusted at the end of each

                                   - 38 -

quarter for the estimated addition or disposition of reserves during the first nine months of 2010 and reduced for oil and gas reserves that were produced or sold during the period. A depletion rate of 1.866% for the first quarter of 2010, a depletion rate of 1.546% for the second quarter of 2010, and a depletion rate of 1.559% for the third quarter of 2010 were calculated and applied to the Company's full cost pot of capitalized oil and gas properties compared to a total depletion rate of 7.1% for the first nine months of 2009.

General and administrative costs for the third quarter of 2010 were $779,000 compared to $759,000 for the same period in 2009, an increase of approximately $20,000 or 3%.


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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter and nine months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Part II - Other Information

Item 5 - Other Information

North Texas:

During the third quarter of 2010, the Company acquired non-operating working interests in twenty-nine natural gas wells in Jack, Palo Pinto, Parker, and Wise Counties, Texas. Gross production at the time of acquisition from these wells was approximately 416 mcfd and 3.4 bopd. Net production attributable to the Company's acquired interest was approximately 87 mcfd and 0.8 bopd.
Working interests acquired range from 21.2498% to 40.0%. Net Revenue Interests acquired range from 16.4227% to 30.0%.

South Texas:

The Company acquired a 33.0555% operated working interest and a 22.5383% net revenue interest in the State Tract 39A-#1 gas well in Chambers County, Texas effective July 1, 2010. The State Tract 39A-#1 well produces gas from the Turtle Beach (Vicksburg) field from a perforated interval at 11,111 ft. - 11,148 ft in the Vicksburg Formation. Gross gas production from this well at the time of acquisition was approximately 1,294 mcfd and 3 bopd of oil. Production attributable to the Company's acquired interest was approximately 292 mcfd and 0.68 bopd.

On July 29, 2010 the Company spud its Hynes #28 well in Bee County, Texas. The well was drilled to a depth of 3,500 ft. to test the Catahoula Sands. The well was cased and completed and placed into production on August 14, 2010. The well's IPP (initial potential pumping) was 17 bopd and 20 bwpd from the Papalote, E. (3250-B) field at a perforated interval of 3,244 ft.-3,346 ft. from the Catahoula Formation. The company owns a 100.00% working interest and a 60.83984% net revenue interest in this well.

East Texas:

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

Texas Panhandle:

During the third quarter of 2010, the Company acquired operations of two wells in its Spearman SE block in Ochiltree County, Texas, the Pope #140-3 and Pope #140-4. The Company has a 100.00% working interest and a 81.25% net revenue
interest in both of these wells.   At the time of acquisition, the Pope #140-3
well was producing at a rate of 4 mcfd from the Horizon (Oswego) field from a perforated interval at 6,920 ft.- 6,930 ft. in the Oswego Formation. The Pope #140-4 well was producing at a rate of 24 mcfd from the Lips (Mississippian) field from a perforated interval at 8,294 ft.- 8,396 ft. in the Mississippian Formation.

Oklahoma:

Effective August 1, 2010, the Company acquired operations and working interests in four wells located in Major County and Canadian County, Oklahoma as follows:

The Irvan #1-22 well, located in Major County, produces natural gas from the
N. Homestead field from a perforation interval ranging from 7,158 ft. - 7,306 ft. from the Inola and Chester formations. At the time of acquisition, the Irvan #1-22 well was producing natural gas at a rate of 6 mcfd. The Company acquired a 100.00% working interest and a 75.00% net revenue interest in this well.

The Tobe #1-21 well, located in Major County, produces natural gas from the
N. Homestead field from a perforation interval ranging from 7,158 - 7,232 ft. from the Red Fork and Inola Formations. At the time of acquisition, the Tobe #1-21 well was shut-in and not producing. The Company acquired a 92.3050% working interest and a 73.2851% net revenue interest in this well.

The Faith #1-21 well, located in Canadian County, produces natural gas from the Watonga-Chickasha field from a perforation interval ranging from 10,882 ft. - 10,952 ft. from the Morrow Formation. At the time of acquisition, the Faith #1-21 well was shut-in and not producing. The Company acquired an 83.3330% working interest and a 66.6664% net revenue interest in this well.

The Lottie Jones #33-4 well, located in Canadian County, produces natural gas from the El Reno field from a perforation interval ranging from 8,750 ft.- 10,366 ft. from the Viola, Hunton, Mississippian and Red Fork formations.
At the time of acquisition, the Lottie Jones #4 well was shut-in and not producing. The Company acquired a 97.4331% working interest and a 74.6353% net revenue interest in this well.

These wells were acquired for their behind the pipe potential. The company plans to rework them and place them back into production, if successful.

For all of the above wells, the Company cautions that the initial production rates or production rates at the effective date of acquisition may not be an indicator of stabilized production rates or an indicator of the ultimate recoveries obtained.

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


                                      SPINDLETOP OIL & GAS CO.
                                      (Registrant)


Date:  November 15, 2010              By: /s/ Chris G. Mazzini
                                      Chris G. Mazzini
                                      President, Chief Executive Officer



Date:  November 15, 2010              By: /s/ Michelle H. Mazzini
                                      Michelle H. Mazzini
                                      Vice President, Secretary



Date:  November 15, 2010              By: /s/ Robert E. Corbin
                                      Robert E. Corbin
                                      Controller, Principal Financial Officer

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



Dated: November 15, 2010



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



Dated: November 15, 2010.



                                      /s/ Robert E. Corbin
                                      ROBERT E. CORBIN
                                      Controller, Principal Financial Officer
































                                   - 38 -

                                                                 Exhibit 32.1



             Certification Pursuant to 18 U.S.C. Section 1350
   As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report of Spindletop Oil & Gas Co.
(the "Company"), on Form 10-Q for the quarter ended September 30, 2010 as filed with the Securities Exchange Commission on the date hereof
(the "Report"), the undersigned Principal Executive Officer and Principal Financial Accounting Officer of the Company, do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Dated: November 15, 2010


                                      /s/ Chris G. Mazzini
                                      CHRIS G. MAZZINI
                                      President, Principal Executive Officer


                                      /s/ Robert E. Corbin
                                      ROBERT E. CORBIN
                                      Controller, Principal Financial and
                                        Accounting Officer








                                   - 24 -