Form 10-K
period 2010-12-31
SPINDLETOP OIL & GAS CO
filed 2011-04-15
CIK 867038

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                 FORM 10-K

         [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec293.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant 's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the
Form 10-K or any amendment to this Form 10-K.     [ X ]

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

$3,547,033 based upon a total of 1,730,260 shares held as of June 30, 2010 by persons believed to be non-affiliates of the Registrant; the basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, that such calculation, if made as of a date within 60 days of this filing, would yield a different value.

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

                (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

     Common Stock, $0.01 par value                  7,640,803
                (Class)                   (Outstanding at March 31, 2011)

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


Operating Approach
------------------

We believe that a major attribute of the Company is its long history with, and extensive knowledge of, the Fort Worth Basin of Texas. Our technical staff has an average of over 22 years oil and gas experience, most of it in the Fort Worth Basin.

One of our strengths has been the ability of the Company to look at cost effective ways to grow our production. We have traditionally increased our reserve base in one of two ways. Initially, in the 1970's and 1980's, the Company obtained its production through an exploration and development drilling

                                   - 3 -
program focused principally in the Fort Worth Basin of North Texas. Today, the Company has retained many of these wells as producing properties and holds a large amount of acreage by production in that Basin.

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

From 2003 through the fourth quarter of 2008, we returned our focus to a strategy of development drilling with a focus on our Barnett Shale acreage. From 2009 we split our focus by looking for value-priced acquisitions combined with development drilling. In the current economic climate, we are continuing our efforts to acquire producing properties and taking a more conservative approach to development of our leasehold acreage. We are looking at growth through acquisitions and limited drilling. With current lower natural gas prices and high costs to produce, we believe that it makes sense to carefully evaluate all our options and make sure that each transaction can be supported in today's lower price environment.

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

Project Significant Areas

The Company owns various interests in wells located in 15 states and the Company's operations are currently located in 6 of those states which include Alabama, Arkansas, Louisiana, Oklahoma, New Mexico and Texas.

The Company holds approximately 92,293 gross acres under lease in 15 states. The majority of the leases are held by production. A breakout of the Company's leasehold acreage by geographic area is as follows:

                         Operated      Non-Operated                  Percent
                        Properties      Properties     Total         of Total
                        Gross  Net     Gross  Net    Gross  Net     Gross  Net
   Geographic Area      Acres  Acres   Acres  Acres  Acres  Acres   Acres Acres
                       ------ ------  ------  -----  ------ ------   ----- ----
North Texas Including
  the Fort Worth Basin
  & Bend Arch           7,282  6,750   2,070    221   9,352  6,971   10.1  33.0
East Texas              2,613  2,245   7,629    543  10,242  2,788   11.1  13.2
Gulf Coast Texas        3,903  2,307   2,930    223   6,833  2,530    7.4  12.0
West Texas                788    618   2,664    109   3,452    727    3.7   3.4
Texas Panhandle           640    640   1,280     75   1,920    715    2.1   3.4
Alabama                 1,160    634   1,469    135   2,629    769    2.8   3.6
Arkansas                2,936  2,587   4,329    116   7,265  2,703    7.9  12.8
Louisiana                 723    506   2,938    138   3,661    644    4.0   3.0
New Mexico              1,524    980     360      4   1,884    985    2.0   4.7
Oklahoma                  237    166  33,405  1,020  33,642  1,186   36.3   5.6
Utah                       -      -    2,729    487   2,729    487    3.0   2.3
Wyoming                    -      -    1,800    134   1,800    134    2.0   0.6
Kansas                     -      -      640    184     640    184    0.7   0.9
North Dakota               -      -    1,262    138   1,262    138    1.4   0.7
Montana                    -      -    2,570    113   2,570    113    2.8   0.5
Colorado                   -      -    1,200     64   1,200     64    1.3   0.3
Mississippi                -      -       80      -      80      -    0.1   0.0
California                 -      -      892      6     892      6    1.0   0.0
Michigan                   -      -      240      6     240      6    0.3   0.0

Total                  21,806 17,433  70,487  3,716  92,293 21,150  100.0 100.0


The majority of the Company's net acres (63.4%) are located in Texas.

A breakout of the Company's most significant oil and gas reserves by geographic area is as follows:

       North Texas Including
         the Fort Worth Basin
         & Bend Arch             1,413,993 BOE             66.31 %
      East Texas                  231,895 BOE             10.87 %
      Gulf Coast Texas            106,265 BOE              4.98 %
      West Texas                   55,550 BOE              2.60 %
      Panhandle Texas              51,768 BOE              2.43 %
         Total Texas            1,859,471 BOE             87.19 %

      Oklahoma                     97,747 BOE              4.59 %
      New Mexico                   91,187 BOE              4.28 %
      Alabama                      40,760 BOE              1.91 %
      Arkansas                     17,030 BOE              0.80 %
      Louisiana                    15,948 BOE              0.75 %
      North Dakota                  5,213 BOE              0.24 %
      Wyoming                       2,833 BOE              0.13 %
      California                    1,162 BOE              0.05 %
      Montana                       1,062 BOE              0.05 %
      Kansas                          272 BOE              0.01 %
      Michigan                         70 BOE              0.00 %

      Total                     2,132,755 BOE            100.00 %


                North Texas - Fort Worth Basin & Bend Arch

The Fort Worth Basin-Bend Arch Province has been the focal point of the Company since its inception. Our technical personnel have an average of 22 years of exploration, drilling, completing, and production experience extracting natural gas and oil from both conventional and unconventional hydrocarbon deposits found across the basin. Furthermore, the Company maintains comprehensive and extensive dossiers of geologic and engineering data gathered from the province. Exploration and development drilling for hydrocarbons across the Fort Worth Basin-Bend Arch Province remain strong.

The Fort Worth Basin-Bend Arch Province is a major United States onshore natural gas-prone expanse containing multiple pay zones that range in depth from one thousand to nine thousand (1,000-9,000) feet. Improved advances in fracturing and stimulation technologies, which have unlocked natural gas and oil reserves from the hydrocarbon bearing Barnett Shale Formation; and thus, continue to bolster vigorous exploration and development activities that target conventional and unconventional reservoir reserves throughout the province.

The Barnett Shale is a thick blanket type natural gas bearing stratigraphic zone found throughout the Fort Worth Basin-Bend Arch Province. The natural gas reserves in place are significant; however, as a consequence of the extreme low permeability character of the shales, it has been technically challenging to produce these reserves. According to the United States Geological Survey assessment, an estimated 26.7 trillion cubic feet (TCF) of undiscovered natural gas, 98.5 MMBO of undiscovered oil, as well as a mean of 1.1 BBNGL of undiscovered natural gas liquids reserves remain within the 54,000 square mile Fort Worth Basin-Bend Arch Province. More than 98 percent or approximately
26.2 TCF of the undiscovered natural gas is contained in the organic-rich Mississippian Barnett Shale. Combined, recent advances in hydraulic fracturing, completion procedures, as well as refined horizontal well drilling technologies continue to enable economic recovery of natural gas reserves from tight-gas reservoirs throughout the Fort Worth Basin-Bend Arch Province. Undiscovered conventional reservoir natural gas reserves are estimated to be 467 billion cubic feet of gas (BCFG) the majority of which is dissolved in conventional oil accumulations (source: United States Geological Survey Energy Resource Program).

The Company has 9,352 gross acres under lease across the prolific Fort Worth Basin-Bend Arch Province the majority of which, is held by production from the more shallow producing zones. The Company uses recent and emerging technologies, as well as proven extant practices to develop and produce oil and natural gas from the portfolio. Additionally, the Company has a dedicated well-trained team of employees and professional staff continually seeking low-risk profitable acquisition opportunities throughout the Fort Worth Basin-Bend Arch Province.

                               Barnett Shale

During the fourth quarter of 2008, the Poston #1 well, located on our Godley North Block, in Johnson County, Texas was drilled to the Barnett Shale Formation at a depth of 6,754 ft. and cased. The well was completed, placed on-line and went into sales with an initial rate of 400 mcfgpd on August 2, 2010. The well is located in the Newark, E. (Barnett Shale) field. The Company owns a 91.0% working interest in this well. The well is currently producing at a rate of 40 mcfgpd and 2 bswpd.

Additional Company activities in the North Texas area include the following:

                                North Texas

During the third quarter of 2010, the Company acquired non-operating working interests in 29 natural gas wells in Jack, Palo Pinto, Parker, and Wise Counties, Texas. At the time of acquisition, gross production from these wells was approximately 416 mcfgpd and 3.4 bopd. Net production attributable to the Company's acquired interest was approximately 87 mcfgpd and 0.8 bopd. Working interests acquired range from 21.25% to 40.00%. Net revenue interests acquired range from 16.42% to 30.00%.

                                East Texas

The Company participated for a 45.00% non-operated working interest in the drilling of two wells operated by Giant Energy Co., LP, a related entity. The two wells are located in Nacogdoches County, Texas. The Giant Gas Unit #1 well was spud on November 11, 2009 and reached a total depth of 9,700 ft. on December 6, 2009. Production casing was set to a depth of 9,616 ft. through the Travis Peak Formation. The Giant Gas Unit #2 well was spud on June 1, 2010 and reached a total depth of 9,608 ft. on July 7, 2010. Production casing was set to a depth of 9,605 ft. through the Travis Peak Formation. The wells are currently being worked on.

                                West Texas

During the first half of 2010, the Company participated in the drilling of four non-operated wells located in the Fuhrman-Mascho field in Andrews County, Texas. Three of the wells were cased, completed and placed in production during the second quarter of 2010. The fourth well was cased and completed on July 2, 2010 and placed in production on July 11, 2010. The Miles #13, #14, #15, and #16 wells had initial production rate of 148 bopd, 69 bopd, 99 bopd, and 76 bopd respectively, and 30 mcfgpd, 30 mcfgpd, 28 mcfgpd, and 16 mcfgpd respectively from the San Andres formation at an approximate depth of 4,750 ft. All of the wells on this lease are currently producing at a combined rate of 203 bopd and 95 mcfgpd. The Company owns a 4.69% working interest and a 3.28% net revenue interest in these wells.

                              Texas Panhandle

During the third quarter of 2010, the Company acquired operations of two wells in its Spearman SE block in Ochiltree County, Texas; the Pope #140-3 and Pope #140-4. The Company has a 100.00% working interest and an 81.25% net revenue
interest in both of these wells.   At the time of acquisition, the Pope #140-3
well was producing at a rate of 4 mcfgpd from the Horizon (Oswego) field from a perforated interval at 6,920 ft. - 6,930 ft. in the Oswego Formation. The Pope #140-4 well was producing at a rate of 24 mcfgpd from the Lips (Mississippian) field from a perforated interval at 8,294 ft. - 8,396 ft. in the Mississippian Formation. The Pope #3 well is currently producing at a rate of 3 mcfgpd and the Pope #4 well is currently producing at a rate of 23 mcfgpd.

                                South Texas

During the second quarter of 2010, the Company acquired working interests in five natural gas wells in Victoria County, Texas. The Company assumed operatorship of three of these wells effective April 1, 2010.

The Vaquero #1 well produces gas from the Rob Welder (Wilcox 9100) field in the Wilcox Group from a perforated interval of 9,314-9,346 ft. Current production from the Vaquero #1 is approximately 6 mcfgpd. The Vaquero "A" #2 well produces gas from the Welder Ranch field from a perforated interval of 12,026 - 12,090 ft. in the Wilcox Group. Current production from this well is approximately 4 mcfgpd. The Rob Welder #1 well produces gas from the McFaddin
(5700) field from a perforated interval at 5,660 - 5,658 ft. in the Yegua Formation. Current production from this well is approximately 109 mcfgpd and 4 bswpd. The working interests in these three wells are 94.63%, 85.00%, and 100.00% with net revenue interests of 64.69%, 58.13%, and 68.00% respectively.

The interests acquired in the two remaining wells were non-operated working interests. The Company acquired a 25.00% non-operating working interest and 17.00% net revenue interest in the Welder Ranch #1 well which produces gas from the Rob Welder (Wilcox 10,400) field from the perforated interval of 10,480 ft.- 10,520 ft. in the Wilcox Group. Current gross production from this well is approximately 11 mcfgpd. The Company acquired a 24.17% non-operating working interest and 16.44% net revenue interest in the Welder Ranch A #2 well which produces gas from the Marshall (Middle Wilcox) field from a perforated interval of 10,306 - 10,312 ft. in the Middle Wilcox Group. Current gross production from this well is approximately 99 mcfgpd and 0.4 bopd.

The Company acquired a 33.06% operated working interest and a 22.5% net revenue interest in the State Tract 39A-#1 gas well in Chambers County, Texas effective July 1, 2010. The State Tract 39A-#1 well produces gas from the Turtle Beach (Vicksburg) field from a perforated interval at 11,111 ft. - 11,148 ft. in the Vicksburg Formation. Gross gas production from this well at the time of acquisition was approximately 1,294 mcfgpd and 3 bopd. Production attributable to the Company's acquired interest was approximately 292 mcfgpd and 0.5 bopd. Currently, this well is shut-in.

On July 29, 2010 the Company spud its Hynes #28 well in Bee County, Texas. The well was drilled to a depth of 3,500 ft. to test the Catahoula Sands. The well was cased and completed and placed into production on August 14, 2010. The well's IPP (initial potential pumping) was 17 bopd and 20 bswpd from the Papalote, E. (3250-B) field at a perforated interval of 3,244 ft. - 3,346 ft. from the Catahoula Formation. The company owns a 100.00% working interest and a 60.84% net revenue interest in this well. The well is currently producing at a rate of approximately 10.5 bopd and 12 bswpd.

Additional Company activities outside of Texas include the following:

                                 Oklahoma

Effective August 1, 2010, the Company acquired operations and working interests in four wells located in Major County and Canadian County, Oklahoma as follows:

The Irvan #1-22 well, located in Major County, produces natural gas from the
N. Homestead field from a perforation interval ranging from 7,158 ft. - 7,306 ft. from the Inola and Chester formations. At the time of acquisition, the Irvan #1-22 well was producing natural gas at a rate of 6 mcfgpd and is currently producing at the same rate. The Company acquired a 100.00% working interest and a 75.00% net revenue interest in this well.

The Tobe #1-21 well, located in Major County, produces natural gas from the
N. Homestead field from a perforation interval ranging from 7,158 ft. - 7,232 ft. from the Red Fork and Inola Formations. At the time of acquisition, the Tobe #1-21 well was shut-in and not producing. The Company acquired a 92.31% working interest and a 73.29% net revenue interest in this well.

The Faith #1-21 well, located in Canadian County, produces natural gas from the Watonga-Chickasha field from a perforation interval ranging from 10,882 ft. - 0,952 ft. from the Morrow Formation. At the time of acquisition, the Faith #1-21 well was shut-in and not producing. The Company acquired an 83.33% working interest and a 66.67% net revenue interest in this well.

The Lottie Jones #33-4 well, located in Canadian County, produces natural gas from the El Reno field from a perforation interval ranging from 8,750 ft. - 10,366 ft. from the Viola, Hunton, Mississippian and Red Fork formations. At the time of acquisition, the Lottie Jones #4 well was shut-in and not producing. The Company acquired a 97.43% working interest and a 74.64% net revenue interest in this well.

These wells were acquired for their behind the pipe potential. The Company plans to rework them at a future date and place them back into production, if successful.

                                New Mexico

Effective December 1, 2010, the Company acquired operations and working interests in four oil wells located in the Fowler East Field, one oil well located in the Teague Field, and one well located in the Dollarhide Field, Lea County, New Mexico as follows:

The Greenback State #1 well produces approximately 2 bopd, 1 mcfgpd, and 3 bswpd, from a perforation interval of 11,685 ft. - 11,839 ft. in the Ellenberger Formation. The Company acquired a 100.00% working interest and 80.25% net revenue interest in this oil well.

The Greenback State #2 well produces 4.2 bopd, 4 mcfgpd, and 30 bswpd from an open hole interval of 11,581 ft. - 11,641 ft. from the Ellenberger Formation. The Company acquired a 100.00% working interest and 77.75% net revenue interest.

The Greenback State #3 well produces 9.6 bopd, 8 mcfgpd, and 113 bswpd from an open hole interval between 11,630 ft. - 11,756 ft. in the Ellenberger Formation. The Company acquired a 100.00% working interest and 77.75% net revenue interest.

The Greenback State #7-1 well is producing from an open hole interval between 11,462 ft. - 11,568 ft. in the Ellenberger Formation. The well produces 16.3 bopd, 10 mcfgpd, and 96 bswpd. The Company acquired an 80.0% working interest and 70.0% net revenue interest.

The Greenback Federal #1 well produces from a perforation interval of 7,103 ft. 7,311 ft. from the Abo Formation. The well is currently producing
Approximately 0.2 bopd. The Company acquired a 100.00% working interest and 82.50% net revenue interest.

The Hunt #23-1 well is producing approximately 3.1 bopd and 52 bswpd from an open hole interval between 10,928 ft.-11,017 ft. in the Ellenberger Formation. The Company acquired a 97.10% working interest and a net revenue interest of 77.05%.

Effective December 1, 2010, the Company acquired non-operating working interests in four oil wells in the Monument Abo Field, Lea County New Mexico as follows:

The Foster #3 well produces approximately 20.8 bopd and 25 mcfgpd from a perforation interval of 7,323 ft. -7,428 ft. from the Abo Zone. The Company acquired a working interest of 40.37% and a net revenue interest of 29.27%.

The Royal Wulff #1 well produces from an interval of 7,258 ft. - 7,360 ft. from the Abo Formation. The well is currently shut in. The Company acquired a working interest of 40.25% and a Net Revenue interest of 30.19%.

The Royal Coachman #1 well produces approximately .033 mcfgpd from a perforation interval of 7,330 ft. - 7,444 ft. in the Abo Formation. The Company purchased a working interest of 38.61% and a net revenue interest of 28.96%.

The Royal Trude #1 well produces approximately .09 bopd and 0.19 mcfgpd from a perforation interval of 7,298 ft. - 7,315 ft. in the Abo Formation. The Company purchased a working interest of 12.00% and a net revenue interest of 9.00%.

The production rates referenced above for these New Mexico properties are as of the effective date.

For all of the aforementioned wells, the Company cautions that the initial production rates of new wells or production rates at the effective date of acquisition may not be an indicator of stabilized production rates or an indicator of the ultimate recoveries obtained.


Oil and Natural Gas Reserves
----------------------------

The net proved crude oil and gas reserves of the Company as of December 31, 2010 were 362,350 barrels of oil and condensate and 10.622 BCFG of natural gas. Based on SEC guidelines, the reserves were classified as follows:

        Proved Developed Producing        327,750 BO and   8.106 BCFG
        Proved Developed Non-Producing     34,120 BO and   0.648 BCFG
        Proved Undeveloped                    480 BO and   1.868 BCFG
        Total Proved Reserves             362,350 BO and  10.622 BCFG

Only reserves that fell within the Proved classification were considered.
Other categories such as Probable or Possible Reserves were not considered.
No value was given to the potential future development of behind pipe reserves, untested fault blocks, or the potential for deeper reservoirs (other than Barnett Shale proved undeveloped reserves directly offset by producing wells which are slated for drilling in the next five years) underlying the Company's properties. Shut-in uneconomic wells and insignificant non-operated interests were excluded.

On a BOE (barrel of oil equivalent) basis (6 MCF/BOE), the net reserves are:

      Natural Gas Reserves                1,770,405 BOE      83%
      Oil Reserves                          362,350 BOE      17%
          Total Reserves                  2,132,755 BOE     100%


      Proved Developed Producing          1,678,946 BOE      79%
      Proved Developed Non-Producing        142,077 BOE       7%
      Proved Undeveloped                    311,732 BOE      14%
          Total Proved Reserves           2,132,755 BOE     100%

The Company has operational control over the majority of these reserves and can therefore to a large extent control the timing of development and production.

      The Company's Operated Wells        1,864,327 BOE      87%
      Non Operated Wells                    268,428 BOE      13%
          Total                           2,132,755 BOE     100%


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

The Company is also engaged in the gathering and marketing of natural gas through its subsidiary PPC, which owns 26.1 miles of pipelines and currently gathers approximately 1,793 mcfgpd. Natural gas is gathered for a fee. Substantially all of the gas gathered by the Company is gas produced from wells that the Company operates and in which it owns a working interest.

The Company owns land and a two story commercial office building in Dallas, Texas, which it uses as its principal headquarters office. The Company leases the remainder of the building to non-related third party commercial tenants at prevailing market rates.

                     Patents, Licenses and Franchises

Oil and gas leases of the Company are obtained from the owner of the mineral estate. The leases are generally for a primary term of one to five years, and in some instances as long as ten years, with the provision that such leases shall be extended into a secondary term and will continue during such secondary term as long as oil and gas are produced in commercial quantities or other operations are conducted on such leases as provided by the terms of the leases. It is generally required that a delay rental be paid on an annual basis during the primary term of the lease unless the lease is producing. Delay rentals are normally $1.00 to $25.00 per net mineral acre but can exceed this range.

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

                          Dependence on Customers

The following is a summary of significant purchasers from oil and natural gas produced by the Company for the three-year period ended December 31, 2010:

                                             Year Ended December 31, (1)
                                          --------------------------------
            Purchaser                         2010       2009       2008
-----------------------------------------   --------   --------   --------
Enbridge Energy Partners
  (formerly Enbridge North Texas)              26%        36%        26%
Crosstex Gulf Coast Mktg                       16%        23%        42%
Eastex Crude Company                            7%         7%         3%
Shell Trading (US) Company                      7%         6%         5%
Kinder Morgan                                   5%         -%         -%
Enterprise Crude Oil LLC(Teppco Crude Oil, LP)  5%         4%         2%
Conoco Phillips Company                         4%         1%         -%
Targa Midstream Service, LIM                    3%         3%         6%
Navajo Refining Co.                             3%         3%         1%
Genesis                                         2%         2%         1%
DCP Midstream, LP                               2%         -%         -%
ETC Texas Pipeline                              2%         1%         1%
Sunoco Partners Marketing                       2%         -%         -%
Devon Gas Services, LP                          -%         1%         2%
Gateway Gathering & Marketing                   -%         -%         1%

(1)  Percent of Total Oil & Gas Sales

Oil and gas is sold to approximately 102 different purchasers under market sensitive, short-term contracts computed on a month to month basis.

Except as set forth above, there are no other customers of the Company that individually accounted for more than two percent of the Company's oil and gas revenues during the three years ended December 31, 2010.

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

                                 Employees

The Company employs or contracts for the services of a total of approximately sixty-two people. Twenty-seven are full-time employees. The remainder, are part-time employees or independent contractors. We believe that our relationships with our employees are good.

In order to effectively utilize our resources, we employ the services of independent consultants and contractors to perform a variety of professional and technical services, including in the areas of lease acquisition, land related documentation and contracts, drilling and completion work, pumping, inspection, testing, maintenance and specialized services. We believe that it can be more cost effective to utilize the services of consultants and independent contractors for some of these services.

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

Compliance with Environmental Regulations

Our oil and natural gas operations are subject to numerous United States federal, state and local laws and regulations relating to the protection of the environment, including those governing the discharge of materials into the water and air, the generation, management and disposal of hazardous substances and wastes and clean-up of contaminated science. We could incur material costs, including clean-up costs, fines and civil and criminal sanctions and third party claims for property damage and personal injury as a result of violations of, or liabilities under, environmental laws and regulations. Such laws and regulations not only expose us to liability for our own activities, but may also expose us to liability for the conduct of others or for actions by us that were in compliance with all applicable laws at the time those actions were taken. In addition, we could incur substantial expenditures complying with environmental laws and regulations, including future environmental laws and regulations which may be more stringent.

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

"BSWPD" means barrels of salt water per day.

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

    (i) Reservoirs are considered proved if either actual production or onclusive formation tests support economic producibility. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and
    (B) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

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

The current global economic and financial crisis could lead to an extended national or global economic recession. A slowdown in economic activity caused by a recession would likely reduce national and worldwide demand for oil and natural gas and result in lower commodity prices for long periods of time. Costs of exploration, development and production have not yet adjusted to current economic conditions. or in proportion to the significant reduction in product prices. Prolonged, substantial decreases in oil and natural gas prices would likely have a material adverse effect on Spindletop's business, financial condition and results of operations, could further limit the Company's access to liquidity and credit and could hinder its ability to satisfy its capital requirements.

Capital and credit markets have experienced unprecedented volatility and disruption during recent years. Given the current levels of market volatility and disruption, the availability of funds from those markets has diminished substantially. Further, arising from concerns about the stability of financial markets generally and the solvency of borrowers specifically, the cost of accessing the credit markets has increased as many lenders have raised interest rates, enacted tighter lending standards or altogether ceased to provide funding to borrowers.

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

                                   - 20 -
We face significant competition, and many of our competitors have resources in excess of our available resources.

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

Our operations are also subject to all the hazards and risks normally incident to the development, exploitation, production and transportation of, and the exploration for, oil and gas, including unusual or unexpected geologic formations, pressures, down hole fires, mechanical failures, blowouts, explosions, uncontrollable flows of oil, gas or well fluids and pollution and other environmental risks. These hazards could result in substantial losses to us due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. We participate in insurance coverage maintained by the operator of

                                   - 21 -
its wells, although there can be no assurances that such coverage will be sufficient to prevent a material adverse effect to us in such events.

The vast majority of our oil and gas reserves are classified as proved reserves. Recovery of the Company's future proved undeveloped reserves will require significant capital expenditures. Our management estimates that aggregate capital expenditures of approximately $2,187,000 will be required to fully develop some of these reserves in the next twelve month period. No assurance can be given that our estimates of capital expenditures will prove accurate, that our financing sources will be sufficient to fully fund our planned development activities or that development activities will be either successful or in accordance with our schedule. Additionally, any significant decrease in oil and gas prices or any significant increase in the cost of development could result in a significant reduction in the number of wells drilled and/or reworked. No assurance can be given that any wells will produce oil or gas in commercially profitable quantities.


We are subject to uncertainties in reserve estimates and future net cash flows.

This annual report contains estimates of our oil and gas reserves and the future net cash flows from those reserves. These estimates have been prepared by Company personnel for 2010 and 2009 and by Netherland, Sewell & Associates, Inc., independent petroleum engineers for 2008. There are numerous uncertainties inherent in estimating quantities of reserves of oil and gas and in projecting future rates of production and the timing of development expenditures, including many factors beyond our control. The reserve estimates in this annual report are based on various assumptions, including, for example, constant oil and gas prices, operating expenses, capital expenditures and the availability of funds, and therefore, are inherently imprecise indications of future net cash flows. Actual future production, cash flows, taxes, operating expenses, development expenditures and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this prospectus. Additionally, our reserves may be subject to downward or upward revision based upon actual production performance, results of future development and exploration, prevailing oil and gas prices and other factors, many of which are beyond our control.

The present value of future net reserves discounted at 10% (the "PV-10") of proved reserves referred to in this annual report should not be construed as the current market value of the estimated proved reserves of oil and gas attributable to our properties. In accordance with applicable requirements of the SEC, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by: (i) the timing of both production and related expenses; (ii) changes in consumption levels; and (iii) governmental regulations or taxation. In addition, the calculation of the present value of the future net cash flows using a 10% discount as required by the SEC is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with our

                                   - 22 -
reserves or the oil and gas industry in general. Furthermore, our reserves may be subject to downward or upward revision based upon actual production, results of future development, supply and demand for oil and gas, prevailing oil and gas prices and other factors. See "Properties - Oil and Gas Reserves."


Unless we replace our oil and natural gas reserves, our reserves and production will decline, which would adversely affect our cash flows and income.

Unless we conduct successful development, exploitation and exploration activities or acquire properties containing proved reserves, our proved reserves will decline as those reserves are produced. Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors.
Our future oil and natural gas reserves and production, and, therefore our cash flow and income, are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves. We may be unable to make such acquisitions because we are:

    - unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them;
    - unable to obtain financing for these acquisitions on economically acceptable terms; or
    - outbid by competitors.

If we are unable to develop, exploit, find or acquire additional reserves to replace our current and future production, our cash flow and income will decline as production declines, until our existing properties would be incapable of sustaining commercial production.

There are risks in acquiring producing oil and gas properties, including difficulties in integrating acquired properties into our business, additional liabilities and expenses associated with acquired properties, diversion of management attention, increasing the scope, geographic diversity and complexity of our operations.

One of our business strategies includes growing our reserve base through acquisitions. Our failure to integrate acquired properties successfully into our existing business, or the expense incurred in consummating future acquisitions, could result in unanticipated expenses and losses. In addition, we may assume cleanup or reclamation obligations or other unanticipated liabilities in connection with these acquisitions. The scope and cost of these obligations may ultimately be materially greater than estimated at the time of the acquisition.

We are continually investigating opportunities for acquisitions. In connection with future acquisitions, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant management attention and financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Our ability to make future acquisitions may be constrained by our ability to obtain additional financing.

Possible future acquisitions could result in our incurring debt, contingent liabilities and expense, all of which could have a material effect on our financial condition and operating results.


Acquisitions may prove to be worth less than we paid because of uncertainties in evaluating recoverable reserves and potential liabilities.

Successful acquisitions require an assessment of a number of factors, including estimates of recoverable reserves, exploration potential, recovery applicability from waterflood and Enhanced Oil Recovery techniques ("EOR"), future oil and natural gas prices, operating costs and potential environmental and other liabilities. Such assessments are inexact and their accuracy is inherently uncertain. In connection with our assessments, we perform a review of the acquired properties which we believe is generally consistent with industry practices. However, such a review will not reveal all existing or potential problems. In addition, our review may not permit us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. We do not inspect every well or property. Even when we inspect a well or property, we do not always discover structural, subsurface and environmental problems that may exist or arise. We are generally not entitled to contractual indemnification for pre-closing liabilities, including environmental liabilities. Normally, we acquire interests in properties on an "as is" basis with limited remedies for breaches of representations and warranties. As a result of these factors, we may not be able to acquire oil and natural gas properties that contain economically recoverable reserves or be able to complete such acquisitions on acceptable terms.

Additionally, significant acquisitions can change the nature of our operations and business depending upon the character of the acquired properties, which may have substantially different operating and geological characteristics or be in different geographic locations than our existing properties. It is our current intention to continue focusing on acquiring properties with development and exploration potential located in onshore United States. To the extent that we acquire properties substantially different from the properties in our primary operating regions or acquire properties that require different technical expertise, we may not be able to realize the economic benefits of these acquisitions as efficiently as in our prior acquisitions.


We cannot control activities on properties we do not operate. Failure to fund capital expenditure requirements may result in reduction or forfeiture of our interests in some of our non-operated projects.

We do not operate some of the properties in which we have an interest and we have limited ability to exercise influence over operations for these properties or their associated costs. As of December 31, 2010, approximately 13% of our crude oil and natural gas proved reserves were operated by other companies.
Our dependence on other operators and other working interest owners for these projects and our limited ability to influence operations and associated costs could materially adversely affect the realization of our targeted return on capital in drilling or acquisition activities and our targeted production growth rate. The success and timing of drilling, development and exploitation activities on properties operated by others depend on a number of factors that are beyond our control, including the operator's expertise and financial resources, approval of other participants for drilling wells and utilization of technology.

When we are not the majority owner or operator of a particular crude oil or natural gas project, we may have no control over the timing or amount of capital expenditures associated with such project. If we are not willing or able to fund our capital expenditures relating to such projects when required by the majority owner or operator, our interests in these projects may be reduced or forfeited.


We are subject to risks associated with the current United States Government Administration's proposed budget features.

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


We depend on our key management personnel and technical experts and the loss of any of these individuals could adversely affect our business.

If we lose the services of our key management personnel, technical experts or are unable to attract additional qualified personnel, our business, financial condition, results of operations, development efforts and ability to grow could suffer. We have assembled a team of engineers and geologists who have considerable experience in applying advanced drilling and completion techniques to explore for and to develop crude oil and natural gas. We depend upon the knowledge, skill and experience of these experts to assist us in improving the performance and reducing the risks associated with our participation in crude oil and natural gas exploration and development projects. In addition, the success of our business depends, to a significant extent, upon the abilities and continued efforts of our management, particularly Chris Mazzini, our Chief Executive Officer, President and Chairman of the Board. We do not have an employment agreement with or key man life insurance on Mr. Mazzini or any of our other employees.


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


Our common stock is traded on the Over-the-Counter market and is currently quoted on the OTC Bulletin Board ("OTCBB"), symbol "SPND".

The liquidity of our common stock may be adversely affected, and purchasers of our common stock may have difficulty selling our common stock, if our common stock does not continue to trade in that or another suitable trading market.

There is presently only a limited public market for our common stock, and there is no assurance that a ready public market for our securities will develop. It is likely that any market that develops for our common stock will be highly volatile and that the trading volume in such market will be limited. The trading price of our common stock could be subject to wide fluctuations in response to quarter-to-quarter variations in our operating results, announcements of our drilling results and other events or factors. In addition, the United States stock market has from time to time experienced extreme price and volume fluctuations that have affected the market price for many companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our securities.


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


We are subject to certain title risks.

Our company employees and contract land professionals have reviewed title records or other title review materials relating to substantially all of our producing properties. The title investigation performed by us prior to acquiring undeveloped properties is thorough, but less rigorous than that conducted prior to drilling, consistent with industry standards. We believe we have satisfactory title to all our producing properties in accordance with standards generally accepted in the oil and gas industry. Our properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens, which we believe do not materially interfere with the use of or affect the value of such properties. At December 31, 2010, our leaseholds for some of our net acreage were being kept in force by virtue of production on that acreage in paying quantities. The remaining net acreage was held by lease rentals and similar provisions and requires production in paying quantities prior to expiration of various time periods to avoid lease termination.

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

Our business is highly capital-intensive requiring continuous development and acquisition of oil and gas reserves. In addition, capital is required to operate and expand our oil and gas field operations and purchase equipment. At December 31, 2010, we had working capital of $5,685,000. We anticipate that we will be able to meet our cash requirements for the next 12 months. However, if such plans or assumptions change or prove to be inaccurate, we could be required to seek additional financing sooner than currently anticipated.

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

Our revenues, profitability and the carrying value of our oil and gas properties are substantially dependent upon prevailing prices of, and demand for, oil and gas and the costs of acquiring, finding, developing and producing reserves. Our ability to obtain borrowing capacity, to repay future indebtedness, and to obtain additional capital on favorable terms is also substantially dependent upon oil and gas prices. Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and gas are subject to wide fluctuations in response to: (i) relatively minor changes in the supply of, and demand for, oil and gas;
(ii) market uncertainty; and (iii) a variety of additional factors, all of which are beyond our control. These factors include domestic and foreign political conditions, the price and availability of domestic and imported oil and gas, the level of consumer and industrial demand, weather, domestic and foreign government relations, the price and availability of alternative fuels and overall economic conditions. Furthermore, the marketability of our production depends in part upon the availability, proximity and capacity of gathering systems, pipelines and processing facilities. Volatility in oil and gas prices could affect our ability to market our production through such
systems, pipelines or facilities.   As of December 31, 2010, approximately 76%
of our gas production is currently sold to nine gas purchasing firms on a month-to-month basis at prevailing spot market prices. Oil prices remained subject to unpredictable political and economic forces during 2010, 2009, and 2008, and experienced fluctuations similar to those seen in natural gas prices for the year. We believe that oil prices will continue to fluctuate in response to changes in the policies of the Organization of Petroleum Exporting Countries ("OPEC"), changes in demand from many Asian countries, current events in the Middle East, security threats to the United States, and other factors associated with the world political and economic environment. As a result of the many uncertainties associated with levels of production maintained by OPEC and other oil producing countries, the availabilities of worldwide energy supplies and competitive relationships and consumer perceptions of various energy sources, we are unable to predict what changes will occur in crude oil and natural gas prices.


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

Risks that Involve the Oil & Gas Industry in General
----------------------------------------------------

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


We may not have enough insurance to cover all of the risks we face, which could result in significant financial exposure.

We maintain insurance coverage against some, but not all, potential losses in order to protect against the risks we face. We may elect not to carry insurance if our management believes that the cost of insurance is excessive relative to the risks presented. If an event occurs that is not covered, or not fully covered, by insurance, it could harm our financial condition, results of operations and cash flows. In addition, we cannot fully insure against pollution and environmental risks.

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

None



Item 2. Properties

OIL AND GAS PROPERTIES

The following table sets forth pertinent data with respect to the Company-owned oil and gas properties, all located within the continental United States, as estimated by the Company:

                                                 Year Ended December 31,
                                          -----------------------------------
                                              2010        2009        2008
                                          ----------- ----------- -----------
Gas and Oil Properties, net (1):
   Proved developed gas reserves-Mcf (2)
      Proved developed producing            8,106,000   8,166,000   8,280,000
      Proved developed non-producing          648,000   2,507,000   2,603,000
   Proved undeveloped gas reserves-Mcf (3)  1,868,000   1,848,000   2,877,000
                                          ----------- ----------- -----------
     Total proved gas reserves-Mcf         10,622,000  12,521,000  13,760,000
                                          =========== =========== ===========

Proved Developed Crude Oil and
   Condensate reserves-Bbls (2)
      Proved developed producing              328,000     284,000     225,000
      Proved developed non-producing           34,000      13,000      28,000
Proved Undeveloped crude oil and
   Condensate reserves-Bbls (3)                   -0-      26,000       9,000
                                          ----------- ----------- -----------
   Total proved crude oil and condensate
     Reserves-Bbls                            362,000     323,000     262,000
                                          =========== =========== ===========


(1) The estimate of the net proved oil and gas reserves, future net revenues, and the present value of future net revenues.

(2) "Proved Developed Oil and Gas Reserves" are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

(3) "Proved Undeveloped Reserves" are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. See Footnote 18 to the Financial Statements, Supplemental Reserve Information (Unaudited), for further explanation of the changes for 2008 through 2010.

(4) Reserve amounts are rounded to the nearest thousand.


Productive Wells
----------------

The following table sets forth our domestic productive wells and includes both operated wells and wells operated by third parties at December 31, 2010.

                  Gas Wells              Oil Wells           Total Wells
           ---------------------- --------------------- ---------------------
              Gross        Net       Gross       Net       Gross       Net
           ----------  ---------- ---------- ---------- ---------- ----------
                374       97.24        153       63.06       527      160.30

Acreage

The following table sets forth our undeveloped and developed gross and net leasehold acreage for our operated and non-operated wells at December 31, 2010. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Undeveloped acreage should not be confused with undrilled acreage held by Production under the terms of a lease. Undrilled acreage held by production under the terms of a lease is included in the Developed Acre category total shown below.

            Undeveloped Acreage     Developed Acreage        Total Acreage
           ---------------------- --------------------- ---------------------
              Gross        Net       Gross       Net       Gross       Net
           ----------  ---------- ---------- ---------- ---------- ----------
              7,215       3,398     92,294     21,152     99,509     25,550

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

Wells Drilled and Completed
---------------------------

The Company's working interests in both operated and outside operated exploration and development wells completed during the years indicated were as follows:

                                             Year Ended December 31,
                                     -----------------------------------------
                                         2010          2009          2008
                                     ------------- ------------- -------------
                                      Gross   Net   Gross   Net   Gross   Net
                                     ------ ------ ------ ------ ------ ------
Exploratory Wells (1):
  Productive                            -      -      -      -      -      -
  Non-Productive                        -      -      -      -      -      -
                                     ------ ------ ------ ------ ------ ------
    Total                               -      -      -      -      -      -
                                     ------ ------ ------ ------ ------ ------

Development Wells (2):
  Productive                         10.000  1.391  9.000  1.261 11.000  1.962
  Non-Productive                        -      -      -      -      -      -
                                     ------ ------ ------ ------ ------ ------
    Total                            10.000  1.391  9.000  1.261 11.000  1.962
                                     ------ ------ ------ ------ ------ ------

Total Exploration & Development
Wells:
  Productive                         10.000  1.391  9.000  1.261 11.000  1.962
  Non-Productive                        -      -      -      -      -      -
                                     ------ ------ ------ ------ ------ ------
     Total                           10.000  1.391  9.000  1.261 11.000  1.962
                                     ------ ------ ------ ------ ------ ------

(1) An exploratory well is a well drilled to find and produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir, or to extend a known reservoir

(2) A development well is a well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.


The following tables set forth additional data with respect to production from Company-owned oil and gas operated and non-operated properties, all located within the continental United States:

                                     For the years ended December 31
                               2010      2009      2008      2007      2006
                             --------  --------  --------  --------  --------
Oil and Gas Production, net:
 Natural Gas (Mcf)            823,957   866,416 1,231,835   880,662   671,527
 Crude Oil & Condensate (Bbl)  31,526    25,875    32,663    24,472    25,443

Average Sales Price per Unit
Produced:
 Natural Gas ($/Mcf)          $  4.89  $  4.13  $   8.41  $   6.63  $   5.55
 Crude Oil & Condensate($/Bbl)$ 74.35  $ 56.55  $  71.21  $  65.17  $  53.14

Average Production Cost per
Equivalent Barrel (1) (2)     $ 15.48  $ 14.37  $  14.98  $  14.36  $  15.14

(1) Includes severance taxes and ad valorem taxes.

(2) Gas production is converted to equivalent barrels at the rate of six MCFG per barrel, representing relative energy content of natural gas to oil.

The Company owns producing royalties and overriding royalties under properties located in Texas. The revenue from these properties is not significant.

The Company is not aware of any major discovery or other favorable or adverse event that is believed to have caused a significant change in the estimated proved reserves since December 31, 2010.

OFFICE SPACE

The Company owns a commercial office building. The property is a two story multi-tenant, garden office building with a sub-grade parking garage. The 28 year old building contains approximately 46,286 rentable square feet and sits on a 1.4919 acre block of land situated in north Dallas, Texas in close proximity to hotels, restaurants and shopping areas (the Galleria/Valley View
Mall) with easy access to Interstate Highway 635 (LBJ Freeway) and Dallas Parkway (North Dallas Toll Road). The Company occupies approximately 10,317 rentable square feet of the building as its primary office headquarters, and leases the remaining space in the building to non-related third party commercial tenants at prevailing market rates.

The address of the Company's principal executive offices is One Spindletop Centre, 12850 Spurling Road, Suite 200, Dallas, Texas 75230. The telephone number is (972) 644-2581.


PIPELINES

The Company owns, through its subsidiary, PPC, 26.1 miles of natural gas pipelines in Parker, Palo Pinto and Eastland Counties, Texas. These pipelines are steel and polyethylene and range in size from two inches to four inches. These pipelines primarily gather natural gas from wells operated by the Company and in which the Company owns a working interest, but also for other parties.

The Company normally does not purchase and resell natural gas, but gathers gas for a fee. The fees charged in some cases are subject to regulations by the State of Texas and the Federal Energy Regulatory Commission. Average daily volumes of gas gathered by the pipelines owned by the Company were 1,793, 1,659, and 1,520, MCF per day for 2010, 2009, and 2008 respectively.

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

Prior to 2004, no significant public trading market had been established for the Company's common stock. The Company does not believe that listings of bid and asking prices for its stock are indicative of the actual trades of its stock, since trades are made infrequently. However during 2004, there was a material increase in the number of shares traded and a material increase in the stock price. The following table shows high and low trading prices for each quarter in 2008, 2009, and 2010.

                                          Price Per Share
                                          High        Low
                   2008
                     First Quarter      $ 6.50     $ 5.00
                     Second Quarter      10.95       5.23
                     Third Quarter        8.80       4.25
                     Fourth Quarter       4.00       1.75

                   2009
                     First Quarter        3.19       1.75
                     Second Quarter       2.50       1.70
                     Third Quarter        2.45       1.50
                     Fourth Quarter       2.95       1.65

                   2010
                     First Quarter        1.99       1.65
                     Second Quarter       5.50       1.60
                     Third Quarter        2.25       1.39
                     Fourth Quarter       2.25       1.45


During the First Quarter of 2011, subsequent to year end, the following high and low prices were recorded for the Company's common stock.
                                          Price Per Share
                                          High        Low
                   2011
                     First Quarter      $ 2.79     $ 2.10

There is no amount of common stock that is subject to outstanding warrants to purchase, or securities convertible into, common stock of the Company.

According to the transfer records of the Company at March 31, 2011, common stock of the Company was held by approximately 547 holders of record.

The following chart compares the yearly percentage change in the cumulative total stockholder return on the Company's Common Stock during the five years ended December 31, 2010 with the cumulative total return of the Standard and Poor's 500 Stock Index and of the Dow Jones U.S. Exploration and Production Index (formerly Dow Jones Secondary Oil Stock Index). The comparison assumes $100 was invested on December 31, 2005 in the Company's Common Stock and in each of the foregoing indices and assumes reinvestment of dividends. The Company paid no dividends on its Common Stock during the five-year period.



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

The Registrant currently serves as its own stock transfer agent and registrar

During the fourth quarter of the fiscal year ended December 31, 2010, the Company did not repurchase any of its equity securities. The Board of Directors has not approved nor authorized any standing repurchase program.

Item 6.  Selected Financial Data

The selected financial information presented should be read in conjunction with the consolidated financial statements and the related notes thereto.

                                 For the years ended December 31
                      2010        2009        2008        2007        2006
                  ----------- ----------- ----------- ----------- -----------
Total Revenue     $ 7,656,000   6,913,000 $14,064,000 $ 8,707,000 $ 6,174,000
Net Income            447,000      39,000   3,521,000   1,808,000     920,000
Earnings per Share     $ 0.06      $ 0.01      $ 0.46      $ 0.24      $ 0.12

                                       As of December 31,
                      2010        2009        2008        2007        2006
                  ----------- ----------- ----------- ----------- -----------
Total Assets      $20,777,000 $20,386,000 $21,289,000 $15,631,000 $13,024,000
Long-Term Debt        840,000     960,000   1,080,000   1,200,000   1,320,000



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

Results of Operations
---------------------
2010 Compared to 2009

Oil revenue for 2010 was approximately $ 2,368,000 compared to $1,485,000 for 2009, an increase of approximately $883,000 or 59%. This was due in large part to an increase in oil prices from an average of $56.55 per bbl in 2009 to an average of $74.35 per bbl in 2010; an increase of $17.80 per bbl or 31%. In addition to the increase in prices, oil sales increased from approximately 25,875 bbls in 2009 to approximately 31,526 bbls in 2010, an increase of 5,651 bbls or 22%.

Gas revenue for 2010 was approximately $3,934,000 compared to $3,582,000 for 2009, an increase of approximately $352,000 or 10%. Gas sales decreased from approximately 866,000 mcf in 2009 to approximately 824,000 mcf in 2010, a decrease of 42,000 mcf or 5%. Gas prices increased an average of $0.76 per mcf or 18% from an average of $4.13 per mcf in 2009, to an average of $4.89 per mcf in 2010.

Revenue from gas gathering for 2010 was $179,000, a decrease of $13,000 or 7% from $192,000 in 2009. This was due primarily to the decrease in gas volume sold.

Real estate income was down 11% or $55,000 from $503,000 in 2009 to $448,000 in 2010. This was due to the expiration of three rental contracts in 2010 which were not renewed.

Interest income for 2010 was $158,000, a decrease of $50,000 from $208,000 in 2009 or 24%.

The interest rate on certain deposit accounts at one of the banks in which the Company is a depositor was decreased significantly toward the end of the year resulting in an approximate $18,000 reduction in interest income received. In addition, certificate of deposit rates decreased from an average of 3.3% in 2009 to an average of 1.8% in 2010 resulting in a decrease of approximately $14,000. Also, in 2009, an interest payment of approximately $18,000 was received from the Texas State Comptroller that was not received in 2010.

Other income for 2010 was $250,000, a decrease of $376,000 or over 60% from $626,000 in 2009. Approximately $100,000 of this decrease is due to ad valorem service fees charged by the Company in 2009 over those charged in 2010. An additional $20,000 was due to gain on divestitures in 2009 that did not exist in 2010. The majority of the remaining amount is due to recognition of turnkey income in 2009 that did not occur in 2010.

Lease operating expenses increased to $1,901,000 in 2010 from $1,640,000 in 2009 an increase of $261,000 or 16%. Approximately $120,000 of this increase comes from new wells in 2010 and another $52,000 comes from increased work over costs. Expenses to plug non-economical wells increased by $37,000 and finally, there was an increase in expenses from non-operated wells of approximately $29,000.

Production taxes, gathering, transportation and marketing expenses for 2010 were approximately $712,000 compared to $807,000 in 2009, a net decrease of $95,000. This 12% decrease is due in part to the decrease in volume sold. Additionally, there have been reductions in severance taxes paid due to the low-volume tax exemptions.

Depreciation and amortization for 2010 was $1,042,000 compared to $997,000 for 2009, an increase of $45,000, or 4.5%. The Company re-evaluated its proved oil and gas reserves as of December 31, 2010, and decreased its estimated total proved reserves by approximately 277,000 BOE to 2,133,000 BOE at the end of 2010 compared to 2,410,000 BOE at the end of 2009, a decrease of approximately 11.5%. Sales of oil and gas products during 2010 decreased by approximately

31,000 BOE from approximately 200,000 BOE in 2009 to approximately 169,000 BOE in 2010, a decrease of 15.5%. (See Footnote 18 to the Financial Statements). This resulted in a decrease in the depletion rate factor from 7.662% in 2009 on an unamortized full cost pot base of $11,368,000 to a depletion rate factor of 7.336% on an unamortized full cost pot base of $12,496,000 in 2010.

ARO expense for 2010 was $48,000 down from $86,000 in 2009; a decrease of $38,000 or 44%.

General and administrative expenses for 2010 were $3,467,000 compared to $3,332,000 for 2009, an increase of approximately $135,000 between years or 4%. This increase is due mainly to payroll and associated employee benefit costs of approximately $175,000. This was offset by a decrease in SEC related costs of approximately $40,000 as the Company brought the preparation of its annual reserve report in house as opposed to having it prepared by an outside third party.

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

Lease operating expenses for 2009 were $1,640,000 compared to $2,552,000 in 2008, a net decrease of $912,000 or 35.74%. Production taxes, gathering, transportation and marketing expenses for 2009 were approximately $807,000 compared to $969,000 in 2008, a net decrease of $162,000 or 16.75%. For presentation purposes the Company split out amounts for production taxes, gathering, transportation and marketing expenses separately from lease operating expenses. In prior years, these amounts were presented together under the line item description of lease operating expenses. There have been no changes to total expenses for the each of the periods shown, and the presentation for 2008 has been restated to conform to the new presentation.
The Company believes the separate reporting of the amounts gives a better look at the results of the Company's expenses to operate its leases. Approximately $413,000 of the decrease in lease operating expenses is due to reduced workover costs. Another $250,000 of the drop is due to high cost wells being shut in during 2009. Nearly $100,000 is due to reduced water production on wells which in 2008 had significant water hauling expenses. The remaining decrease in lease operating expenses is due to cost containment. The decrease in production taxes, gathering, transportation and marketing expenses is due to overall production being down from 2008 to 2009.

                                   - 42 -
Depreciation and amortization for 2009 was $997,000 compared to $1,215,000 for 2008, a decrease of $218,000, or 17.94%. The Company re-evaluated its proved oil and gas reserves as of December 31, 2009, and decreased its estimated total proved reserves by approximately 145,000 BOE to 2,410,000 BOE at the end of 2009 compared to 2,555,000 BOE at the end of 2008, a decrease of approximately 5.68%. Sale of oil and gas products during 2009 decreased by approximately 38,000 BOE from approximately 238,000 BOE in 2008 to approximately 200,000 BOE in 2009, a decrease of 15.97%. (See Footnote 18 to the Financial Statements). This resulted in a decrease in the depletion rate factor from 8.520% in 2008 to 7.662% in 2009. In addition to the lower depletion rate, the overall decrease in the amount of amortization was caused by a reduction between years in the estimated cost basis on which the depletion rate factor was applied. This decrease was primarily due to a reduction in the estimated future cost of developing proved undeveloped properties by approximately $1,794,000 in the 2009 reserve report.

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






                                   - 43 -

              Item 8. Consolidated Financial Statements And
                        Schedules Index At Page 54

   Item 9. Changes In And Disagreements With Accountants On Accounting And
                           Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Management assessed the effectiveness of the Company's internal controls over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management's assessments and those criteria,


                                   - 44 -
management has concluded that Company's internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial report. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.


Changes in Internal Control over Financial Reporting

In preparation for management's report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                        Item 9B. Other Information

Not Applicable

PART III

       Item 10.  Directors And Executive Officers Of The Registrant

The Directors and Executive Officers of the Company and certain information concerning them is set forth below:

      Name                      Age    Position
      Chris G. Mazzini           53    Chairman of the Board, Director and
                                       President

      Michelle H. Mazzini        49    Director, Vice President, Secretary,
                                       Treasurer

      David E. Allard            52    Director

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

Michelle Mazzini, Vice President and General Counsel, received her Bachelor of Science Degree in Business Administration (Major: Accounting) from the University of Southwestern Louisiana (now named University of Louisiana at Lafayette) where she graduated magna cum laude in 1985. She earned her law degree from Louisiana State University where she graduated Order of the Coif in 1988. Ms. Mazzini began her career with Thompson & Knight, a large law firm in Dallas, where she focused her practice on general corporate and finance telecommunications manufacturing corporation where her practice was broad-ased. Ms. Mazzini serves as Vice President and General Counsel of the Company.

Mr. Allard has been employed (since May 2008) by Wescott, LLC, a Dallas, Texas based investment holding company. He was Chief Financial Officer (February 2005 to May 2008) of Digital Witness Surveillance, a Dallas, Texas based development stage software provider; Executive Vice President and Secretary (April 2003 to February 2, 2005) of Internet America, Inc. Mr. Allard was Chief Operating Officer (2000-2002) of Primedia Workplace Learning, a workplace training business; Executive Vice President and Chief Financial Officer (1999-
2000) of E-Train, Inc., a provider of online job training and seminars; Special Advisor (1998-1999) of Thayer Capital Partners; Chief Operating Officer (1997-
1998) of Career Track, Inc. (a subsidiary of Transcontinental Realty Investors, Inc.); Senior Vice President and Vice President - Business Development (1992-
996) of Wescott Communications, Inc.; Partner (1985-1992) of Farmer and Allard, P.C. (a CPA firm); Audit Manager/CPA (1983-1985) of Grant Thornton LLP (a CPA
Firm).  Mr. Allard has been a Certified Public Accountant since 1983.

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

                       Board Meetings and Committees

The Board of Directors met two times in 2010. The Board has established an audit committee. The Board is small and all members of the Board serve on the audit committee. The function of the audit committee is to assist the Board in fulfilling its oversight responsibilities by reviewing the financial information that will be provided to the shareholders and others, the systems of internal controls that management and the Board of Directors have established, and the audit process. The committee is comprised of Mr. David Allard (Chairman), Mr. Chris Mazzini, and Ms. Michelle Mazzini. The committee met two times in 2010.

With respect to nominations to the Board, compensation, financial planning, strategies, and business alternatives, the Company does not have separate committees as the Board is small and all members of the Board participate in making recommendations and decisions on these matters.

                     Item 11.  Executive Compensation

Cash Compensation
-----------------

On October 1, 2008, Mr. Mazzini and Ms. Mazzini became employees of the Company. From October 1, 2008 to December 31, 2008 neither Mr. Mazzini nor
Ms. Mazzini were paid cash compensation in excess of $100,000.00 each as they were employed by Giant from January 1, 2008 through October 31, 2008. In 2008, management fees the Company paid to Giant were used to reimburse a portion of Mr. Mazzini's, Ms. Mazzini's and other Giant employees' salaries for time spent working on matters for the Company. Cash compensation including salaries and bonuses, of $297,038 and $195,400 was paid to Mr. Mazzini in 2010 and 2009 respectively. Cash compensation including salaries and bonuses of $170,180 and $143,700 was paid to Ms. Mazzini in 2010 and 2009 respectively.

The Company has no stock option or incentive plan, does not grant any plan-based awards or awards of equity securities. The Company has no pension plan for its employees.

                       Compensation Pursuant to Plan

None

                            Other Compensation

Key employees and officers of the Company may sometimes be assigned overriding royalty interests and/or carried working interests in prospects acquired by or generated by the Company. These interests normally vary from less than one percent to three percent for each employee or officer. There is no set formula or policy for such program, and the frequency and amounts are largely controlled by the economics of each particular prospect. We believe that these types of compensation arrangements enable us to attract, retain and provide additional incentives to qualified and experienced personnel

Effective December 1, 2010, the Company issued 10,000 shares of restricted common stock to a key employee pursuant to an employment package. The shares were valued at $2.25 per share, the believed market value for free trading shares at the time of issue. The amount was expensed as general and administrative expense. The shares of common stock were issued out of Treasury Stock and reduced the amount of the Company's common stock held in Treasury from 46,668 to 36,668 shares.

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

                         Compensation of Directors

Directors who are employees of the Company are not currently compensated for their services on the Board. Mr. Allard was paid a director's fee of $12,500 in 2010, $15,000 in 2009 and $17,500 in 2008 to compensate him for his position as the Board of Directors' Financial Expert. Mr. Allard receives $2,500 for each Board of directors meeting during the year.

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


  Item 12.  Security Ownership Of Certain Beneficial Owners And Management

Security Ownership of Certain Beneficial Owners and Managers
------------------------------------------------------------

The table below sets forth the information indicated regarding ownership of the Registrant's common stock, $.01 par value, the only outstanding voting securities, as of March 31, 2011 with respect to: (i) any person who is known to the Registrant to be the owner of more than five percent of the Registrant's common stock; (ii) the common stock of the Registrant beneficially owned by each of the directors of the Registrant and, (iii) by all officers and directors as a group. Each person has sole investment and voting power with respect to the shares indicated, except as otherwise set forth in the footnotes to the table.

                                                                 Pct Based On
                                                    Nature of    Outstanding
    Name and Address                     Number    Beneficial     Percent of
  Of Beneficial Owner                  of Shares    Ownership*      Class**
----------------------------------- -------------- ----------- ---------------
Chris Mazzini and Michelle Mazzini     5,900,543       (1)           77%
12850 Spurling Rd., Suite 200
Dallas, Texas 75230

All officers and directors
as a group                             5,900,543                     77%


West Coast Asset Management, Inc.          3,000       (2)          < 1%
Paul J. Orfalea
Lance W. Helfert
R. Atticus Lowe
1205 Coast Village Road
Montecito, California 93108

Enerjex Resources, Inc.
1600 NE Loop 410, Suite 104
San Antonio, Texas 78209                       0       (3)            0%

Nadel and Gussman Energy, LLC            700,000       (3)(4)         9%
Stephen J. Heyman
James F. Adelson
15 East 5th Street, Suite 3200
Tulsa, Oklahoma 74103
-------------------------------

* "Beneficial Ownership" means the sole or shared power to vote, or direct the voting of, a security or investment power with respect to a security, or any combination thereof.

** Percentages are base upon 7,640,803 shares of Common Stock outstanding at March 31, 2011

(1) Chris Mazzini directly owns 39,654 shares (1%). Giant Energy Corp. directly owns 5,860,889 shares (76%). Chris Mazzini owns 100% of the common stock of Giant Energy Corp.

(2) According to a Schedule 13D/A filed with the Commission by these persons for an event occurring December 31, 2010, each of the individually named persons have shared power to vote or direct a vote as well as shared power to dispose of or direct the disposition of the aggregate amount of stock owned. Each person is listed as the beneficial owner of the aggregate amount of these shares.

(3) According to a Schedule 13G filed with the Commission by Enerjex Resources, Inc. for an event occurring December 31, 2010, Enerjex Resources, Inc. owns beneficially 700,000 shares of the Company's Common Stock. According to a Schedule 13D/A filed by West Coast Opportunity Fund, LLC, West Coast Asset Management, Inc., R. Atticus Lowe, Lance W. Helfert and Paul J. Orfalea for event occurring December 31, 2010, such group of "Reporting Persons" for which West Coast Opportunity Fund, LLC is described as the "Fund" contributed its interest in 700,000 shares to Enerjex Resources, Inc. in exchange for all Enerjex Resources, Inc. Common Stock.

(4) According to Schedule 13G filed with the Commission with respect to an event occurring January 19, 2011, these persons own the number of shares reported. Such Schedule 13G does not identify any transaction involving the acquisition of such shares. It is believed the 700,000 shares of the Company's Common Stock reported as owned by Nadel and Gussman Energy, LLC were acquired from Enerjex Resources, Inc.

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

Chris G. Mazzini and Michelle H. Mazzini, through a limited partnership in which they are limited partners, own M-R Oilfield Services, LP ("MRO"), an oilfield service company which provides roustabout, swabbing and completion services at rates which are at or below market to the Company. This oilfield services company currently does work exclusively for the Company, its parent company, Giant Energy Corp. and Giant NRG, LP, although MRO is contemplating offering its services to unrelated third-parties. The Company benefits by having immediate access to services.

Certain Business Relationships
------------------------------

The long-term debt, which is secured by the commercial office building, is also guaranteed individually by Chris G. Mazzini and Michelle H. Mazzini, related parties.

The management services agreement between Giant and the Company was in effect from 1999 until September 30, 2008 when it terminated. This agreement provided monthly payments from the Company to Giant in the amount of $20,000 in exchange for several of Giant's personnel providing management, administrative and other services to the Company and for the use of certain Giant assets.

On October 1, 2008, Giant entered into an Administrative Services Agreement with the Company whereby Giant pays the Company $250 per month for the Company providing administrative services to Giant.

The Company has entered into a management services agreement with MRO whereby MRO makes monthly payments in the amount of $1,000 per month to the Company in exchange for the Company providing administrative services to MRO. On October 1, 2008, the Company entered into a similar agreement with Giant NRG, LP ("NRG") a limited partnership with Chris Mazzini and Michelle Mazzini as limited partners. Under this agreement NRG pays a monthly fee of $2,500 to the Company in exchange for the Company providing certain administrative services to NRG. The Company has entered into a similar arrangement with Peveler Pipeline, LP ("Peveler"), whereby Peveler pays the Company a monthly charge of $250 in exchange for the Company providing administrative services to Peveler. Chris and Michelle Mazzini are the owners of Peveler Pipeline, LP, a limited partnership which owns a pipeline gathering system servicing wells owned by Giant, another related entity, described elsewhere in this report. The Company entered into a similar agreement with M-R Ventures, LLC ("MRV") a limited liability company that operates some wells in Michigan, and that is owned by Chris and Michelle Mazzini. Pursuant to this agreement, MRV will pay the Company a monthly fee in the amount of $500 for certain administrative services that the Company provides to MRV. See also note 6 to the Financial Statements.


             Item 14.  Principal Accounting Fees and Services

The following table sets forth the aggregate fees for professional services rendered to Spindletop Oil & Gas Co. and Subsidiaries for the years 2010, 2009 and 2008 by accounting firm, Farmer, Fuqua, & Huff, P.C.

             Type of Fees             2010      2009      2008
             ------------------     -------   -------   -------
             Audit Fees             $41,000   $40,000   $31,000
             Audit related fees         -         -         -
             Tax fees                 4,000       -         -
             All other fees             -         -         -

Members of the Board of Directors (the "Board") fulfill the responsibilities of an audit committee and have established policies and Procedures for the approval and pre-approval of audit services and permitted non-audit services. The Board has the responsibility to engage and terminate Farmer, Fuqua, & Huff, P.C. independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All the fees for 2010, 2009 and 2008 were pre-approved by the Board or were within the pre-approved guidelines for permitted non-audit services and fees established by the Board, and there were no instances of waiver of approved requirements or guidelines during the same periods.


                                  PART IV


    (a)  The following documents are filed as a part of this report:

    (1) FINANCIAL STATEMENTS: The following financial statements of the Registrant and Report of Independent Registered Public Accounting Firm therein are filed as part of this Report on Form 10-K:
                                                                  Page
     Report of Farmer, Fuqua & Huff, P.C
       Independent Registered Public Accounting Firm               58
     Consolidated Balance Sheets                                   58
     Consolidated Statement of Operations                          60
     Consolidated Statement of Changes in
       Stockholders' Equity                                        61
     Consolidated Statements of Cash Flows                         62
     Notes to Consolidated Financial Statements                    64

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

     21*   Subsidiaries of the Registrant

    31.1*  Rule 13a-14(a) Certification of Chief Executive Officer

    31.2*  Rule 13a-14(a) Certification of Chief Financial Officer

     32*   Officers' Section 1350 Certifications
-----------------------------
* Filed herewith

(b) The Index of Exhibits is included following the Financial Statement Schedules beginning at page 87 of this Report.

(c) The Index to Consolidated Financial Statements and Supplemental Schedules is included following the signatures, beginning at page 57 of this Report.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         SPINDLETOP OIL & GAS CO.

Dated: April 15, 2011

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

Signatures                          Capacity                Date
Principal Executive Officers:

/s/ Chris Mazzini
__________________________________  President, Director         April 15, 2011
Chris Mazzini                       (Chief Executive
                                    Officer)


/s/  Michelle Mazzini
__________________________________  Vice President, Secretary,  April 15, 2011
Michelle Mazzini	Treasurer, Director



/s/  David E. Allard
__________________________________  Director                    April 15, 2011
David E. Allard



/s/  Robert E. Corbin
__________________________________  Controller (Principal       April 15, 2011
Robert E. Corbin                    Financial and Accounting
                                    Officer)

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
         Index to Consolidated Financial Statements and Schedules


                                                                       Page


Report of Independent Registered Public Accounting Firm                 58

Consolidated Balance Sheets - December 31, 2010 and 2009                59

Consolidated Statements of  perations for the years
     Ended December 31, 2010, 2009 and 2008                             61

Consolidated Statements of Changes in Shareholders'
     Equity for the years ended December 31, 2010, 2009, and 2008.      62

Consolidated Statements of Cash Flows for the years ended
     December 31, 2010, 2009 and 2008                                   63

Notes to Consolidated Financial Statements                              64

Schedules for the years ended December 31, 2010, 2009 and 2008
      II - Valuation and Qualifying Accounts                            86
     III - Real Estate and Accumulated Depreciation                     87

All other schedules have been omitted because they are not applicable, not required, or the information has been supplied in the consolidated financial statements or notes thereto.
























                                   - 57 -
          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Spindletop Oil & Gas Co.

We have audited the accompanying consolidated balance sheets of Spindletop Oil & Gas Co. (A Texas Corporation) and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2010. Spindletop Oil & Gas Co.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spindletop Oil & Gas Co. and subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management's assertion about the effectiveness of Spindletop Oil & Gas Co.'s internal control over financial reporting as of December 31, 2010 included in the accompanying management report on internal control over financial reporting and, accordingly, we do not express an opinion thereon.

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

Plano, Texas
April 15, 2011

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                                        As of December 31
                                                   --------------------------
                                                       2010          2009
                                                   -----------    -----------
                ASSETS

Current Assets
  Cash and cash equivalents                        $ 6,244,000    $ 9,153,000
  Accounts receivable, trade                         1,088,000        873,000
  Income tax receivable                                446,000        582,000
  Other short-term investments                         400,000            -
                                                   -----------    -----------
    Total current assets                             8,178,000     10,608,000
                                                   -----------    -----------

Property and Equipment, at cost
  Oil and gas properties (full cost method)         17,884,000     15,080,000
  Rental equipment                                     399,000        399,000
  Gas gathering systems                                145,000        145,000
  Other property and equipment                         245,000        187,000
                                                   -----------    -----------
                                                    18,673,000     15,811,000
  Accumulated depreciation and amortization         (8,844,000)    (7,904,000)
                                                   -----------    -----------
    Total property and equipment, net                9,829,000      7,907,000
                                                   -----------    -----------

Real Estate Property, at cost
  Land                                                 688,000        688,000
  Commercial office building                         1,580,000      1,580,000
  Accumulated depreciation                            (501,000)      (400,000)
                                                   -----------    -----------
    Total real estate property, net                  1,767,000      1,868,000
                                                   -----------    -----------

Other assets
  Other long-term investments                        1,000,000            -
  Other Assets                                           3,000          3,000
                                                   -----------    -----------
    Total other assets                               1,003,000          3,000
                                                   -----------    -----------
Total Assets                                       $20,777,000    $20,386,000
                                                   ===========    ===========




     The accompanying notes are an integral part of these statements.

                                   - 59 -
                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS - (Continued)


                                                        As of December 31
                                                   --------------------------
                                                       2010           2009
                                                   -----------    -----------
   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Notes payable, current portion                   $   120,000    $   120,000
  Accounts payable and accrued liabilities           2,276,000      2,995,000
  Tax savings benefit payable                           97,000         97,000
                                                   -----------    -----------
    Total current liabilities                        2,493,000      3,212,000
                                                   -----------    -----------

Non-current Liabilities
  Notes payable, long-term portion                     840,000        960,000
  Asset Retirement Obligation                          854,000        762,000
                                                   -----------    -----------
    Total non-current liabilities                    1,694,000      1,722,000
                                                   -----------    -----------

Deferred income tax payable                          3,009,000      2,341,000
                                                   -----------    -----------
    Total liabilities                                7,196,000      7,275,000
                                                   -----------    -----------


Shareholders' Equity
  Common stock, $.01 par value; 100,000,000
   Shares authorized; 7,677,471 shares
   issued and 7,640,803 shares outstanding
   at December 31, 2010; 7,677,471 shares
   issued and 7,630,803 shares outstanding at
   December 31, 2009.                                   77,000         77,000
Additional paid-in capital                             919,000        901,000
Treasury Stock at cost                                 (18,000)       (23,000)
Retained earnings                                   12,603,000     12,156,000
                                                   -----------    -----------
  Total shareholders' equity                        13,581,000     13,111,000
                                                   -----------    -----------

Total Liabilities and Shareholders' Equity         $20,777,000    $20,386,000
                                                   ===========    ===========





     The accompanying notes are an integral part of these statements.

                                   - 60 -
                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Years Ended December 31,
                                          -----------------------------------
                                              2010        2009        2008
                                          ----------- ----------- -----------
Revenues
  Oil and gas revenue                     $ 6,302,000 $ 5,067,000 $12,690,000
  Revenue from lease operations               319,000     317,000     269,000
  Gas gathering, compression and
  Equipment rental                            179,000     192,000     179,000
  Real estate rental income                   448,000     503,000     509,000
  Interest income                             158,000     208,000     285,000
  Other                                       250,000     626,000     132,000
                                          ----------- ----------- -----------
    Total revenue                           7,656,000   6,913,000  14,064,000
                                          ----------- ----------- -----------

Expenses
  Lease operations                          1,901,000   1,640,000   2,552,000
  Production taxes, gathering & marketing     712,000     807,000     969,000
  Pipeline and rental operations               33,000      34,000      40,000
  Real estate operations                      246,000     249,000     320,000
  Depreciation and amortization             1,042,000     997,000   1,215,000
  Accretion of asset retirement obligation     48,000      86,000      38,000
  General and administrative                3,467,000   3,332,000   3,198,000
  Interest expense                             84,000      71,000     112,000
                                          ----------- ----------- -----------
    Total expenses                          7,533,000   7,216,000   8,444,000
                                          ----------- ----------- -----------
Income (loss) before income tax               123,000    (303,000)  5,620,000
                                          ----------- ----------- -----------

Current tax provision (benefit)               (97,000)   (226,000)  1,497,000
Deferred tax provision (benefit)             (227,000)   (116,000)    602,000
                                          ----------- ----------- -----------
                                             (324,000)   (342,000)  2,099,000
                                          ----------- ----------- -----------

Net income                                $   447,000 $    39,000 $ 3,521,000
                                          =========== =========== ===========

Earnings per share of common stock
  Basic & Diluted                           $   0.06     $  0.01     $  0.46
                                          =========== =========== ===========

Weighted Average Shares Outstanding
  Basic and Diluted                         7,631,652   7,618,940   7,610,803
                                          =========== =========== ===========

     The accompanying notes are an integral part of these statements.

                                   - 61 -
                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               YEARS ENDED DECEMBER 31, 2010, 2009 and 2008

                                     Additional     Treasury
                      Common Stock     Paid-In        Stock         Retained
                    Shares   Amount    Capital   Shares   Amount    Earnings
                  --------- -------- ---------- -------- -------- -----------
Balance at
December 31, 2007 7,677,471 $ 77,000 $  874,000   66,668 $(32,000)$ 8,596,000

Net Income              -        -          -        -      -       3,521,000
                  --------- -------- ---------- -------- -------- -----------
Balance at
December 31, 2008 7,677,471 $ 77,000 $  874,000   66,668 $(32,000)$12,117,000

Issuance of 10,000
shares of Common Stock
out of Treasury Stock
as part of an employee
compensation package    -        -       15,000  (10,000)   5,000         -

Issuance of 10,000
shares of Common Stock
out of Treasury Stock
as part of an employee
compensation package    -        -       12,000  (10,000)   4,000         -

Net income              -        -          -        -      -          39,000
                  --------- -------- ---------- -------- -------- -----------
Balance at
December 31, 2009 7,677,471 $ 77,000 $  901,000   46,668 $(23,000)$12,156,000

Issuance of 10,000
shares of Common Stock
out of Treasury Stock
as part of an employee
compensation package    -        -       18,000  (10,000)   5,000         -

Net Income              -        -          -        -        -       447,000
                  --------- -------- ---------- -------- -------- -----------
Balance at
December 31, 2010 7,677,471 $ 77,000 $  919,000   36,668 $(18,000)$12,603,000
                  ========= ======== ========== ======== ======== ===========








     The accompanying notes are an integral part of these statements.

                                   - 62 -
                 SPINDLETOP OIL & GAS CO AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Years Ended December 31,
                                          -----------------------------------
                                              2010        2009        2008
                                          ----------- ----------- -----------
Cash Flows from Operating Activities
  Net income                              $   447,000 $    39,000 $ 3,521,000
  Reconciliation of net income
   to net cash provided by
   Operating Activities
    Depreciation and amortization           1,042,000     997,000   1,215,000
    Accretion of asset retirement
       Obligation                              48,000      86,000      38,000
    Loss on disposal of assets                    -           -         8,000
    Non-cash employee compensation             23,000      36,000         -

    Changes in accounts receivable           (215,000)    637,000     (97,000)
    Changes in income tax receivable              -      (582,000)        -
    Changes in accounts payable              (719,000)   (794,000)  1,517,000
    Changes in current taxes payable          136,000     (44,000)     35,000
    Changes in deferred taxes payable         668,000    (116,000)    602,000
    Changes in other short-term investments  (400,000)        -           -
    Changes in other long-term investments (1,000,000)        -           -
    Changes in other assets                       -           -        (2,000)
                                          ----------- ----------- -----------
Net cash provided by operating
  activities                                   30,000     259,000   6,837,000
                                          ----------- ----------- -----------
Cash flows from Investing Activities
  Capitalized acquisition, exploration
    and development costs                  (2,760,000) (1,437,000) (2,527,000)
  Purchase of property and equipment          (59,000)    (17,000)     (8,000)
  Capitalized tenant improvements                 -           -       (39,000)
                                          ----------- ----------- -----------
Net cash used for investing activities
  activities                               (2,819,000) (1,454,000) (2,574,000)
                                          ----------- ----------- -----------
Cash Flows from Financing Activities
  Repayment of note payable to a bank        (120,000)   (120,000)   (120,000)
                                          ----------- ----------- -----------
Net cash used for financing
  activities                                 (120,000)   (120,000)   (120,000)
                                          ----------- ----------- -----------
Increase (decrease)in cash                 (2,909,000) (1,315,000)  4,143,000

Cash at beginning of period                 9,153,000  10,468,000   6,325,000
                                          ----------- ----------- -----------
Cash at end of period                     $ 6,244,000 $ 9,153,000 $10,468,000
                                          =========== =========== ===========

     The accompanying notes are an integral part of these statements.

                                   - 63 -
                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION AND ORGANIZATION

Merger and Basis of Presentation


On July 13, 1990, Prairie States Energy Co., a Texas corporation, (the Company) merged with Spindletop Oil & Gas Co., a Utah corporation (the Acquired Company). The name of Prairie States Energy Co. was changed to Spindletop Oil & Gas Co., a Texas corporation at the time of the merger.

Certain balances for 2008 have been reclassified to conform to the 2010 and 2009 presentations.

Organization and Nature of Operations


The Company was organized as a Texas corporation in September 1985, in connection with the Plan of Reorganization ("the Plan"), effective September 9, 1985, of Prairie States Exploration, Inc., ("Exploration"), a Colorado corporation, which had previously filed for Chapter 11 bankruptcy. In connection with the Plan, Exploration was merged into the Company, with the Company being the surviving corporation. After giving effect to a stock split, up to a total of 166,667 of the Company's common shares may be issued to Exploration's former shareholders. As of December 31, 2010, 122,436 shares have been issued to former shareholders in connection with the Plan.

Spindletop Oil & Gas Co. is engaged in the exploration, development and production of oil and natural gas; and through one of its subsidiaries, the gathering and marketing of natural gas.

The Company owns land along with a commercial office building which contains approximately 46,286 of rentable square feet, of which the Company occupies approximately 10,317 rentable square feet as its corporate office headquarters. The Company leases the remaining space in the building to non-related third party commercial tenants at prevailing market rates.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

FASB Accounting Standards Codification

The Company presents its financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). In June, 2009, the Financial Accounting Standards Board ("FASB") completed its accounting guidance codification project. The FASB Accounting Standards Codification ("ASC") became effective for the Company's financial statements issued subsequent to June 30, 2009 and is the single source of authoritative accounting principles recognized by the FASB to be applied to nongovernmental entities in the preparation of financial statements in conformity with GAAP.
As of the effective date, the Company will no longer refer to the authoritative guidance dictating its accounting methodologies under the previous accounting standards hierarchy. Instead, the Company will refer to the ASC as the sole source of authoritative literature.

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

Other Investments
-----------------

Other short-term and long-term investments consist of certificates of deposit with maturities of more than three months. Carrying amounts approximate fair value.

Allowance for Doubtful Accounts
-------------------------------

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible portion of accounts receivable. This estimate is based on historical collection experience and a review of the current status of accounts receivable.

Oil and Gas Properties
----------------------

The Company follows the full cost method of accounting for its oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves are capitalized and accounted for in cost centers, on a country-by-country basis. For each cost center, capitalized costs, less accumulated amortization and related deferred income taxes, shall not exceed an amount (the cost center ceiling) equal to the sum of:

    a) The present value of estimated future net revenues computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus
    b) The cost of properties not being amortized; plus
    c) The lower of cost or estimated fair market value of unproven properties included in the costs being amortized; less
    d) Income tax effects related to differences between the book and tax basis of the properties.

If unamortized costs capitalized within a cost center, less related deferred income taxes, exceed the cost center ceiling (as defined), the excess is charged to expense and separately disclosed during the period in which the excess occurs. Amounts required to be written off will not be reinstated for any subsequent increase in the cost center ceiling. Accordingly, no impairment of oil and gas properties charge was recorded for 2010 or 2009.

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

Investments in Real Estate
--------------------------

All investments in real estate holdings are stated at cost or adjusted carrying value. ASC Topic 360, "Accounting for the Impairment or Disposal of Long-Lived Assets", requires that a property be considered impaired if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. If impairment exists, an impairment loss is recognized by a charge against earnings equal to the amount by which the carrying amount of the property exceeds fair market value less cost to sell the property. If impairment of a property is recognized, the carrying amount of the property is reduced by the amount of the impairment, and a new cost for the property is established. Depreciation is provided over the properties estimated remaining useful life. There was no charge to earnings during 2010 due to impairment of real estate holdings.

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

The following table reflects the changes of the asset retirement obligations during the period ending December 31;
                                                     2010            2009
                                                 ------------    ------------
Carrying amount of asset retirement obligation   $    762,000    $    667,000
Liabilities added                                     131,000          61,000
Liabilities divested or settled                       (87,000)        (52,000)
Current period accretion expenses                      48,000          86,000
                                                 ------------    ------------
Carrying amount as of December 31,               $    854,000    $    762,000
                                                 ============    ============

Revenue Recognition
-------------------

The Company follows the "sales" (takes or cash) method of accounting for oil and gas revenues. Under this method, the Company recognizes revenues on oil and gas production as it is taken and delivered to the purchasers. The volumes sold may be more or less than the volumes the Company is entitled to take based on our ownership in the property. These differences result in a condition known as a production imbalance. Our crude oil and natural gas imbalances are insignificant.

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

The Company adopted the provisions of the interpretation of ASC Topic 740-10 effective January 1, 2007. The adoption of this accounting principle did not have an effect on the Company's consolidated financial statements at, and for the three years ended December 31, 2010.

The Company accounts for income taxes pursuant to ASC Topic 740-10 "Accounting for Income Taxes" , which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using enacted tax rates in effect in the years in which the differences are expected to reverse. The temporary differences primarily relate to depreciation, depletion and intangible drilling costs.

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

Recently  issued accounting  pronouncements
-------------------------------------------

FASB Accounting Standards Update ("ASU") 2010-03 was issued in January 2010, and aligns the current oil and natural gas reserve estimation and disclosure requirements of ASC Topic 932 with those in the SEC Final Rule Modernization of Oil and Gas Reporting issued December 31, 2008. Specifically, ASU No. 2010-03 introduces additional terms and re-defines others, (2) expands the definition of the term oil and gas producing activities, (3) requires a reporting entity to take into account its equity method investments in determining whether it engages in significant oil and gas producing activities, (4) requires that an un-weighted average of prices for the previous 12 months to be used to determine whether proved reserves are economically producible, and (5) requires separate disclosure of information about reserve quantities and financial statement amounts for geographic areas representing 15% or more of proved reserves. ASU 2010-03 is effective for entities with annual reporting periods ending on or after December 31, 2009. The Company adopted both the FASB and SEC rules as of December 31, 2009. The adoption did not have a material impact on the consolidated financial statements.

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

The Company adopted FSP SFAS 107-1 and APB 28-1 (incorporated in ASC Topic
825), "Interim Disclosures about Fair Value of Financial Instruments". The statement increases the frequency of fair value disclosures to a quarterly nstead of annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. The adoption of this statement did not have a material impact on the consolidated financial statements.

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

The Company adopted ASC Topic 805, "Business Combinations" on January 1, 2009. The revision broadens the definition of a business combination to include transactions or other events in which control of one or more business is obtained. Further, this statement establishes principles and requirements for how an acquirer recognizes assets acquired, liabilities assumed and any non-ontrolling interests acquired. The adoption of this statement did not have an impact on the consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by ASC Topic 820. The guidance is effective for any fiscal year that begins after December 15, 2010 and should be used for quarterly and annual filings. The Company adopted the provisions of ASU 2010-06 on January 1, 2010 and this standard did not impact the Company's consolidated financial statements.

Subsequent Events
-----------------
The Company has evaluated subsequent events through the issuance date of April 15, 2011.


3.  ACCOUNTS RECEIVABLE
                                                         December 31,
                                                 ----------------------------
                                                     2010            2009
                                                 ------------    ------------
      Trade                                      $    127,000    $     95,000
      Accrued receivable                              976,000         792,000
                                                 ------------    ------------
                                                    1,103,000         887,000
      Less: Allowance for losses                      (15,000)        (14,000)
                                                 ------------    ------------
                                                 $  1,088,000    $    873,000
                                                 ============    ============

Accrued receivables are receivables from purchasers of oil and gas. These revenues are booked from check stub detail after receipt of the check for sales of oil and gas products. These payments are for sales of oil and gas produced

------------------------------------ 70 -
in the reporting period, but for which payment has not yet been received until after the closing date of the reporting period. Therefore these sales are accrued as receivables as of the balance sheet date. Revenues for oil and gas production that has been sold but for which payment has not yet been received is accrued in the period sold.

4.  ACCOUNTS PAYABLE
                                                         December 31,
                                                 ----------------------------
                                                     2010            2009
                                                 ------------    ------------
      Trade payables                             $    505,000    $  1,736,000
      Production proceeds payable                   1,535,000         976,000
      Prepaid drilling costs                          236,000         283,000
                                                  -----------    ------------
                                                  $ 2,276,000    $  2,995,000
                                                  ===========    ============

5.  NOTES PAYABLE
                                                         December 31,
                                                 ----------------------------
                                                     2010           2009
                                                 ------------    ------------
Note payable to a bank with monthly principal
payments of $10,000 plus accrued interest at a
variable annual interest rate based upon an
index which is the Treasury securities rate for
a term of seven years, plus 2.20%.  The interest
rate is subject to change on the first day of
each seven year anniversary after the date of
the note based on the Index then in effect.
As of the date of the Loan, the annual interest
rate was 6.11%.  The note is collateralized by
land and a commercial office building, plus a
guarantee by certain related parties.
The note matures in November, 2018.              $    960,000    $  1,080,000

Less current maturities                               120,000         120,000
                                                 ------------    ------------
  Total notes payable, long-term portion         $    840,000    $    960,000
                                                 ============    ============

Estimated annual maturities for long-term debt are as follows:

                          2011                120,000
                          2012                120,000
                          2013                120,000
                          2014                120,000
                          2015                120,000
                        thereafter            360,000
                                          -----------
                                          $   960,000
                                          ===========

6. RELATED PARTY TRANSACTIONS

From 1999 through September 30, 2008, Giant Energy Corp. ("Giant") charged the Company a fee pursuant to a management services agreement. Giant is wholly owned by Chris Mazzini, President of the Company. General and administrative expense for the year ending December 31, 2008 was $180,000 related to this agreement. Effective October 1, 2008, this agreement was terminated.

On October 1, 2008, Giant entered into an Administrative Services Agreement with the Company whereby Giant agreed to pay the Company $250 per month for the Company providing administrative services to Giant.

The Company also entered into a management services agreement with M-R Oilfield Services, LP ("MRO") whereby MRO makes monthly payments in the amount of $1,000 per month to the Company in exchange for the Company providing administrative services to MRO. On October 1, 2008, the Company entered into a similar agreement with Giant NRG, LP ("NRG") a limited partnership with Chris Mazzini and Michelle Mazzini as limited partners. Under this agreement NRG pays a monthly fee of $2,500 to the Company in exchange for the Company providing certain administrative services to NRG. The Company has entered into a similar arrangement with Peveler Pipeline, LP ("Peveler"), whereby Peveler pays the Company a monthly charge of $250 in exchange for the Company providing administrative services to Peveler. Chris and Michelle Mazzini are the owners of Peveler Pipeline, LP, a limited partnership which owns a pipeline gathering system servicing wells owned by Giant, another related entity, described elsewhere in this report. The Company entered into a similar agreement with M-R Ventures, LLC ("MRV") a limited liability company that operates some wells in Michigan, and that is owned by Chris and Michelle Mazzini. Pursuant to this agreement, MRV will pay the Company a monthly fee in the amount of $500 for certain administrative services that the Company provides to MRV.

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

Effective December 1, 2010, the Company issued 10,000 shares of restricted common stock to a key employee pursuant to an employment package. The shares were valued at $2.25 per share, the believed market value for free trading shares at the time of issue. The amount was expensed as general and administrative expense. The shares of common stock were issued out of Treasury Stock and reduced the amount of the Company's common stock held in Treasury from 46,668 to 36,668 shares.

8.  INCOME TAXES

The Company accounts for income taxes pursuant to ASC Topic 740-10, "Accounting
for Income Taxes".   ASC Topic 740-10 utilizes the liability method of
computing deferred income taxes.

In connection with the Plan discussed in Note 1, the Company agreed to pay, in cash, to Exploration's unsecured creditors, as defined, one-half of the future reductions of Federal income taxes which were directly related to any allowed carryovers of Exploration's net operating losses and investment tax credits. Such payments are to be made on a pro-rata basis. Amounts incurred under this agreement, which are considered contingent consideration, totaled $ -0-, $ -0-, and $ -0- in 2010, 2009 and 2008, respectively. As of December 31, 2010 the Company has not received a ruling from the Internal Revenue Service concerning the net operating loss and investment credit carryovers. Until the tax savings which result from the utilization of these carry-forwards is assured, the Company will not pay to Exploration's unsecured creditors any of the tax savings benefit. As of December 31, 2010, the Company owes $97,000 to Exploration's unsecured creditors.

In calculating tax savings benefits described above, consideration was given to the alternative minimum tax, where applicable, and the tax effects of temporary differences, as shown below:

Income tax differed from the amounts computed by applying an effective United States federal income tax rate of 34% to pretax income in 2010, 2009 and 2008 as a result of the following:

                                               2010        2009        2008
                                          -----------  ----------  ----------
    Computed expected tax expense (benefit)$   42,000 $ (104,000) $1,910,000
    Miscellaneous timing differences
      related to book and tax depletion
      differences and the expensing of
      intangible drilling costs              (139,000)   (122,000)   (576,000)
                                          -----------  ----------  ----------
    Expected Federal
      income tax expense(benefit)         $   (97,000) $ (226,000) $1,334,000
                                          ===========  ==========  ==========

Income tax expense (benefit) for the years ended December 31, 2010, 2009 and 2008 consisted of the following:
                                               2010        2009        2008
                                          -----------  ----------  ----------
    Federal income taxes (benefit)        $   (97,000) $ (226,000) $1,334,000
    State income taxes                            -           -       163,000
                                          -----------  ----------  ----------
    Current income tax provision (benefit)$   (97,000) $  (226,000  $1,497,000
                                          ===========  ==========  ==========

Deferred income taxes reflect the effects of temporary differences between the tax bases of assets and liabilities and the reported amounts of those assets and liabilities for financial reporting purposes. Deferred income taxes also reflect the value of net operating losses, investment tax credits and an offsetting valuation allowance. The Company's total deferred tax assets and corresponding valuation allowance at December 31, 2010 and 2009 consisted of the following:

                                                         December 31,
                                                 ----------------------------
                                                       2010            2009
                                                 ------------    ------------
  Deferred tax assets
    Depreciation, depletion and amortization          320,000         422,000
    Other, net                                         16,000           9,000
                                                 ------------    ------------
      Total                                           336,000         431,000

  Deferred tax liabilities
    Expired leasehold                                (231,000)        (54,000)
    Intangible drilling costs                      (3,114,000)     (2,718,000)

                                                  ------------    ------------
  Net deferred tax liability                       (3,009,000)     (2,341,000)
                                                  ============    ============

9. CASH FLOW INFORMATION

The Company does not consider any of its assets, other than cash and certificates of deposit shown as cash on the balance sheet, to meet the definition of a cash equivalent.

Net cash provided by operating activities includes cash payments for interest of $84,000, $71,000, and $79,000 for the years 2010, 2009 and 2008, respectively. Also included are cash payments for taxes of $-0-, $400,000, and $1,300,000 in 2010, 2009 and 2008, respectively.

Excluded from the Consolidated Statements of Cash Flows were the effects of certain non-cash investing and financing activities, as follows:
                                               2010        2009        2008
                                           ----------- ----------- -----------
  Addition (reduction) of Oil & Gas
    Properties by recognition of
    Asset Retirement Obligation            $    45,000       8,000 $    65,000
                                           ----------- ----------- -----------
                                           $    45,000 $     8,000 $    65,000
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

11.  CONCENTRATIONS OF CREDIT RISK

As of December 31, 2010 the Company had approximately $2,192,000 in checking and money market accounts at one bank, and approximately $2,863,000 in a second bank. The Company also had approximately $2,900,000, including $400,000 of short-term certificates of deposit and $1,000,000 of long-term certificates of deposit invested at eight other banking institutions. Cash amounts on deposit at these institutions exceed current per account FDIC protection limits by approximately $2,623,000.

Most of the Company's business activity is located in Texas. Accounts receivable as of December 31, 2010 and 2009 are due from both individual and institutional owners of joint interests in oil and gas wells as well as purchasers of oil and gas. A portion of the Company's ability to collect these receivables is dependent upon revenues generated from sales of oil and gas produced by the related wells.

12. FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments at December 31, 2010 and 2009 follows:
                                -------- 2010 ------    -------- 2009 -------
                                Carrying       Fair     Carrying       Fair
                                 Amount       Value      Amount       Value
                              ----------- ----------- ----------- -----------
     Cash                     $ 6,244,000 $ 6,244,000 $ 9,153,000 $ 9,153,000
     Short-term certificates      400,000     400,000         -           -
     Accounts receivable        1,088,000   1,088,000     873,000     873,000

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

At December 31, 2010 the Company has acquired bonds and letters of credit issued in favor of various state regulatory agencies as mandated by state law in order to comply with financial assurance regulations required to perform oil and gas operations within the various state jurisdictions.

The Company has seven, $5,000 single-well bonds totaling $35,000 and three $10,000 single well bonds with an insurance company, for wells the Company operates in Alabama. The $5,000 bonds are written for a three year period and the $10,000 bonds are written for a one year period.

The Company has 11 letters of credit from a bank issued for the benefit of various state regulatory agencies in Texas, Oklahoma, and Louisiana, ranging in amounts from $15,000 to $50,000 and totaling $413,000. These letters of credit have expiration dates that range from January 1, 2011 through March 31, 2014 and are fully secured by funds on deposit with the bank in business money market accounts.

14.    ADDITIONAL OPERATIONS AND BALANCE SHEET INFORMATION

Certain information about the Company's operations for the years ended December 31, 2010, 2009 and 2008 follows.

Sale of Oil & Gas Properties

In March, 2010, the Company sold its working interest and operations in the Robertson 20-12 well located in Lamar County, Alabama to an unrelated party for $5,000 in cash.

Dependence on Customers

The following is a summary of significant purchasers from oil and natural gas produced by the Company for the three-year period ended December 31, 2010:

                                             Year Ended December 31, (1)
                                          --------------------------------
            Purchaser                         2010       2009       2008
-----------------------------------------   --------   --------   --------
Enbridge Energy Partners
  (formerly Enbridge North Texas)              26%        36%        26%
Crosstex Gulf Coast Mktg                       16%        23%        42%
Eastex Crude Company                            7%         7%         3%
Shell Trading (US) Company                      7%         6%         5%
Kinder Morgan                                   5%         -%         -%
Enterprise Crude Oil LLC(Teppco Crude Oil, LP)  5%         4%         2%
Conoco Phillips Company                         4%         1%         -%
Targa Midstream Service, LIM                    3%         3%         6%
Navajo Refining Co.                             3%         3%         1%
Genesis                                         2%         2%         1%
DCP Midstream, LP                               2%         -%         -%
ETC Texas Pipeline                              2%         1%         1%
Sunoco Partners Marketing                       2%         -%         -%
Devon Gas Services, LP                          -%         1%         2%
Gateway Gathering & Marketing                   -%         -%         1%

(1)  Percent of Total Oil & Gas Sales

Oil and gas is sold to approximately 102 different purchasers under market sensitive, short-term contracts computed on a month to month basis.

Except as set forth above, there are no other customers of the Company that individually accounted for more than two percent of the Company's oil and gas revenues during the three years ended December 31, 2010.

The Company currently has no hedged contracts.

Certain revenues, costs and expenses related to the Company's oil and gas operations are as follows:

                                                Year Ended December 31,
                                          -----------------------------------
                                              2010        2009        2008
                                          ----------- ----------- -----------
  Capitalized costs relating to oil
    and gas producing activities:
      Unproved properties                 $ 2,064,000 $ 1,874,000 $ 1,820,000
      Proved properties                    15,820,000  13,206,000  11,813,000
                                          ----------- ----------- -----------
        Total capitalized costs            17,884,000  15,080,000  13,633,000

      Accumulated amortization             (8,129,000) (7,212,000) (6,340,000)
                                          ----------- ----------- -----------
        Total capitalized costs, net      $ 9,755,000 $ 7,868,000 $ 7,293,000
                                          =========== =========== ===========

                                                  Year Ended December 31,
                                          -----------------------------------
                                              2010        2009       2008
                                          ----------- ----------- -----------
  Costs incurred in oil and gas property
    acquisition, exploration and
    development:
      Acquisition of properties           $   458,000 $   121,000 $    28,000
      Development costs                     2,346,000   1,327,000   2,509,000
                                          ----------- ----------- -----------
        Total costs incurred              $ 2,804,000 $ 1,448,000 $ 2,537,000
                                          =========== =========== ===========

                                                Year Ended December 31,
                                          -----------------------------------
                                              2010       2009        2008
                                          ----------- ----------- -----------
Results of Operations from producing
  activities:
    Sales of oil and gas                  $ 6,302,000 $ 5,067,000 $12,690,000
                                          ----------- ----------- -----------

    Production costs                        2,613,000   2,447,000   3,521,000
    Amortization of oil and gas
      Properties                              916,000     871,000   1,091,000
                                          ----------- ----------- -----------
    Total production costs                  3,529,000   3,318,000   4,612,000
                                          ----------- ----------- -----------
      Total net revenue                   $ 2,773,000 $ 1,749,000 $ 8,078,000
                                          =========== =========== ===========




                                   - 78 -
                                                  Year Ended December 31,
                                          -----------------------------------
                                              2010       2009        2008
                                          ----------- ----------- -----------
Sales price per equivalent Mcf              $  6.22     $  4.96     $  8.89
                                          =========== =========== ===========
Production costs per equivalent Mcf         $  2.58     $  2.40     $  2.47
                                          =========== =========== ===========
Amortization per equivalent Mcf             $  0.90     $  0.85     $   .76
                                          =========== =========== ===========

                                                  Year Ended December 31,
                                          -----------------------------------
                                              2010       2009        2008
                                          ----------- ----------- -----------
Results of Operations from gas
gathering and equipment rental
activities:

  Revenue                                 $   179,000 $   192,000 $   179,000
                                          ----------- ----------- -----------

  Operating expenses                           33,000      34,000      40,000
  Depreciation                                  1,000       7,000       8,000
                                          ----------- ----------- -----------
    Total costs                                34,000      41,000      48,000
                                          ----------- ----------- -----------
      Total net revenue                   $   145,000 $   151,000 $   131,000
                                          =========== =========== ===========


15.  BUSINESS SEGMENTS

The Company's three business segments are (1) oil and gas exploration, production and operations, (2) transportation and compression of natural gas, and (3) commercial real estate investment. Management has chosen to organize the Company into the three segments based on the products or services provided. The following is a summary of selected information for these segments for the three-year period ended December 31, 2010:

                                                 Year Ended December 31,
                                          -----------------------------------
                                              2010       2009        2008
                                          ----------- ----------- -----------
Revenues: (3)
  Oil and gas exploration, production
    and operations                        $ 6,621,000 $ 5,384,000 $12,959,000
  Gas gathering, compression and
    equipment rental                          179,000     192,000     179,000
  Real estate rental                          448,000     503,000     509,000
                                          ----------- ----------- -----------
                                          $ 7,248,000 $ 6,079,000 $13,647,000
                                          =========== =========== ===========

Depreciation, depletion and
Amortization expense:
  Oil and gas exploration, production
    and operations                        $   940,000 $   890,000 $ 1,110,000
  Gas gathering, compression and
    equipment rental                            1,000       7,000       8,000
  Real estate rental                          101,000     100,000      97,000
                                          ----------- ----------- -----------
                                          $ 1,042,000 $   997,000 $ 1,215,000
                                          =========== =========== ===========
Income from operations:
  Oil and gas exploration, production
    and operations                        $ 3,020,000 $ 1,961,000 $ 8,240,000
  Gas gathering, compression and
    equipment rental                          145,000     151,000     131,000
  Real estate rental                          101,000     154,000     142,000
                                          ----------- ----------- -----------
                                            3,266,000   2,266,000   8,513,000
Corporate and other (1)                    (2,819,000) (2,227,000) (4,992,000)
                                          ----------- ----------- -----------
Consolidated net income (loss)            $   447,000 $    39,000 $ 3,521,000
                                          =========== =========== ===========
Identifiable Assets net of DDA:
  Oil and gas exploration, production
    and operations                        $ 9,829,000 $ 7,906,000 $ 7,333,000
  Gas gathering, compression and
    equipment rental                               -        1,000       7,000
  Real estate rental                        1,767,000   1,868,000   1,968,000
                                          ----------- ----------- -----------
                                           11,596,000   9,775,000   9,308,000
Corporate and other (2)                     9,181,000  10,611,000  11,981,000
                                          ----------- ----------- -----------
Consolidated total assets                 $20,777,000 $20,386,000 $21,289,000
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

16.   SUPPLEMENTARY INCOME STATEMENT INFORMATION

The following items were charged directly to expense:
                                                  Year Ended December 31,
                                          -----------------------------------
                                              2010       2009        2008
                                          ----------- ----------- -----------
  Maintenance and repairs                 $    15,000 $   15,000  $    21,000
  Production taxes                            256,000    233,000      337,000
  Taxes, other than payroll and
    income taxes                                4,000     77,000      (13,000)

17.  QUARTERLY DATA (UNAUDITED)

The table below reflects selected quarterly information for the years ended December 31, 2010, 2009 and 2008.

                                        Year Ended December 31, 2010
                               ----------------------------------------------
                                  First      Second       Third      Fourth
                                 Quarter     Quarter     Quarter     Quarter
                               ----------  ----------  ----------  ----------
Revenue                        $1,968,000  $1,765,000  $1,831,000  $2,092,000
Expense                        (1,523,000) (1,631,000) (1,810,000) (2,569,000)
                               ----------  ----------  ----------  ----------
Operating income (loss)           445,000     134,000      21,000    (477,000)
Current tax (provision) benefit   (31,000)    (63,000)    244,000     (53,000)
Deferred tax (provision) benefit  (59,000)     76,000     (39,000)    249,000
                               ----------  ----------  ----------  ----------
Net income (loss)                 355,000     147,000     226,000    (281,000)
                               ==========  ==========  ==========  ==========
Earnings (loss) per share
  of common stock
     Basic and diluted            $0.05      $ 0.02       $0.03       ($0.04)

                                        Year Ended December 31, 2009
                               ----------------------------------------------
                                  First      Second       Third      Fourth
                                 Quarter     Quarter     Quarter     Quarter
                               ----------  ----------  ----------  ----------
Revenue                        $1,479,000  $1,749,000  $1,390,000  $2,295,000
Expense                        (1,660,000) (1,750,000) (1,813,000) (1,993,000)
                               ----------  ----------  ----------  ----------
Operating income (loss)          (181,000)     (1,000)   (423,000)    302,000
Current tax (provision) benefit       -           -        14,000     212,000
Deferred tax (provision) benefit   59,000       1,000     139,000     (83,000)
                               ----------  ----------  ----------  ----------
Net income (loss)                (122,000)        -      (270,000)    431,000
                               ==========  ==========  ==========  ==========
Earnings (loss) per share
  of common stock
     Basic and diluted           ($0.02)      $   -      ($0.04)        $0.07

                                   Year Ended December 31, 2008
                               ----------------------------------------------
                                  First      Second       Third      Fourth
                                 Quarter     Quarter     Quarter     Quarter
                               ----------  ----------  ----------  ----------
Revenue                        $3,410,000  $3,553,000  $4,482,000  $2,619,000
Expense                        (1,502,000) (2,052,000) (1,975,000) (2,915,000)
                               ----------  ----------  ----------  ----------
Operating income                1,908,000   1,501,000   2,507,000    (296,000)

Current tax provision            (321,000)   (540,000)   (859,000)    223,000
Deferred tax provision           (410,000)     56,000      30,000    (278,000)
                               ----------  ----------  ----------  ----------
Net income                      1,177,000   1,017,000   1,678,000    (351,000)
                               ==========  ==========  ==========  ==========
Earnings per share
  of common stock
     Basic and diluted            $0.15       $0.13       $0.22      ($0.04)


18.   SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

The Company's net proved oil and natural gas reserves as of December 31, 2010 and 2009 have been estimated by Company personnel. The Company's net proved oil and natural gas reserves as of December 31, 2008 were estimated by Netherland, Sewell & Associates, Inc.

All estimates are in accordance generally accepted petroleum engineering and evaluation principles and definitions and with guidelines established by the Securities and Exchange Commission.

Our policies and practices regarding internal control over the estimating of reserves are structured to objectively and accurately estimate our oil and natural gas reserve quantities and present values in compliance with the U.S. Securities and Exchange Commission ("SEC") regulations and accounting principles generally accepted in the United States of America. We maintain an internal staff of petroleum engineers and geosciences professionals who work closely with the accounting and financial departments to insure the integrity, accuracy and timeliness of data used in the estimation process. The data used in our reserve estimation process is based on historical results for production, oil and natural gas prices received, lease operating expenses and development costs incurred, ownership interest and other required data. Historical oil and gas prices, lease operating expenses, and ownership interests are provided by and verified by the Company's accounting department.

The Petroleum Engineer responsible for the supervision and preparation of the Company's internally generated reserve report has a Bachelor of Science degree in Petroleum Engineering from a major university and has experience in preparing economic evaluations and reserve estimates. He meets the requirements regarding qualifications, objectivity and confidentiality set forth in the Standards Pertaining to the Engineering and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.

The Company has established a written internal control procedure to verify that the data entered into our engineering evaluation software is complete and correct. These internal control procedures establish the source of the data both internally and externally, the personnel that will collect the data and testing of the data collected to insure its accuracy. A summary of the procedures are shown below:

Accordingly, the following reserve estimates were based on existing economic and operating conditions. Oil and gas prices for 2010 and 2009 were calculated using a 12-month average price, calculated as the unweighted arithmetic of the first-day-of-the month price for each month of each year. Oil and gas prices in effect at December 31, were used for 2008. Operating costs, production and ad valorem taxes and future development costs were based on current costs with no escalation.

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


Changes in Estimated Quantities of Proved Oil and Gas Reserves (Unaudited):

                                                    Crude Oil     Natural Gas
                                                       Bbls          Mcf
                                                  ------------   ------------
Quantities of Proved Reserves:
------------------------------
    Balance December 31, 2007                          345,154     14,366,765
    Sales of reserves in place                             -              -
    Acquired properties                                    -              -
    Extensions and discoveries                           1,500        130,600
    Revisions of previous estimates                    (52,279)       494,418
    Production                                         (32,663)    (1,231,835)
                                                  ------------   ------------
  Balance December 31, 2008                            261,712     13,759,948
    Sales of reserves in place                             -              -
    Acquired properties                                 16,300          1,810
    Extensions and discoveries                          25,630            -
    Revisions of previous estimates                     45,113       (374,211)
    Production                                         (25,875)      (866,417)
                                                  ------------   ------------
  Balance December 31, 2009                            322,880     12,521,130

    Sales of reserves in place                             -          (62,930)
    Acquired properties                                 59,580        290,940
    Extensions and discoveries                           1,570        172,880
    Revisions of previous estimates                      9,846     (1,475,633)
    Production                                         (31,526)      (823,957)
                                                  ------------   ------------
  Balance December 31, 2010                            362,350     10,622,430

*  May be described as a divestiture, not a change in engineering.

Proved Developed Reserves:
--------------------------
  Balance December 31, 2008                            252,948     10,882,637
  Balance December 31, 2009                            296,770     10,672,610
  Balance December 31, 2010                            361,870      8,754,920

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

Reserve estimates were prepared in accordance with standard Security and Exchange Commission guidelines. The future net cash flow for 2010 and 2009 was computed using a 12-month average price, calculated as the un-weighted arithmetic average of the first-day-of-the month price for each month of the year. The future net cash flow for 2008 was calculated using year-end prices. Lease operating costs, compression, dehydration, transportation, ad valorem taxes, severance taxes, and federal income taxes were deducted. Costs and prices were held constant and were not escalated over the life of the properties. No deduction has been made for interest, or general corporate overhead. The annual discount of estimated future cash flows is defined, for use herein, as future cash flows discounted at 10% per year, over the expected period of realization.

Proved Developed Reserves were calculated based on Decline Curve Analysis on 115 operated wells and 113 non-operated wells. Materially insignificant operated and non-operated wells were excluded from the reserve estimate.

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














                                   - 84 -
Standardized measure of discounted future net cash flows related to proved reserves:
                                               Year Ended December 31,
                                       --------------------------------------
                                           2010         2009         2008
                                       ------------ ------------ ------------

  Future production revenue            $ 72,465,000 $ 61,140,000 $ 83,207,000
  Future development costs               (2,187,000)  (2,807,000)  (4,476,000)
  Future production costs               (32,386,000) (23,501,000) (29,657,000)
                                       ------------ ------------ ------------
  Future net cash flow before
    Federal income tax                   37,892,000   34,832,000   49,074,000
  Future income taxes                   (10,610,000)  (9,753,000) (13,741,000)
                                       ------------ ------------ ------------
  Future net cash flows                  27,282,000   25,079,000   35,333,000
  Effect of 10% annual discounting      ( 8,577,000)  (8,969,000) (13,072,000)
                                       ------------ ------------ ------------
  Standardized measure of
    Discounted net cash flows          $ 18,705,000 $ 16,110,000 $ 22,261,000
                                       ============ ============ ============

Changes in the standardized measure of discounted future net cash flows:

Amounts for 2009 and 2008 are restated from previously issued report to more closely align with SEC reporting rules.

                                               Year Ended December 31,
                                       --------------------------------------
                                           2010         2009         2008
                                       ------------ ------------ ------------

Beginning of the year                  $ 16,110,000 $ 22,261,000 $ 42,214,000
  Sales of Oil and gas, net of
    production costs                     (3,510,000)  (2,493,000)  (8,724,000)
  Net changes in prices and
    Production costs                      3,713,000   (7,333,000) (19,493,000)
  Extensions, discoveries, additions
    Less related costs                      377,000      256,000      305,000
  Development costs incurred              1,936,000    1,263,000    2,387,000
  Net changes in future
    development cost                       (581,000)  (1,494,000)  (1,173,000)
  Revisions of previous
    quantity estimates                   (2,131,000)    (172,000)     347,000
  Net change in purchase and sales
    Of minerals in place                  1,318,000      168,000          -
  Accretion of discount                   1,611,000    2,226,000    4,221,000
  Net change in income taxes                152,000    1,596,000    1,971,000
  Other                                    (290,000)    (168,000)     206,000

                                       ------------ ------------ ------------
End of year                            $ 18,705,000 $ 16,110,000 $ 22,261,000
                                       ============ ============ ============

                                   - 85 -

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                     VALUATION AND QUALIFYING ACCOUNTS
               YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

                                                                  SCHEDULE II

           Beginning                        Costs &                  Ending
          Description           Balance     Expenses   Deductions    Balance
----------------------------- ----------- ----------- ----------- -----------
Allowance for
  doubtful Accounts


    December 31, 2008         $   14,000  $      -    $      -    $   14,000
                              ==========  ==========  ==========  ==========

    December 31, 2009         $   14,000  $      -    $      -    $   14,000
                              ==========  ==========  ==========  ==========

    December 31, 2010         $   14,000  $   24,000  $   23,000  $   15,000
                              ==========  ==========  ==========  ==========
































                                   - 86 -
                                                                  SCHEDULE III

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                 REAL ESTATE AND ACCUMULATED DEPRECIATION


                  Initial Cost to Corporation                      Total Cost
-----------------------------------------------------------------  Subsequent
   Description               Encumbrances    Land      Buildings  To Acquist'n
-------------------------   ------------- ----------- ----------- -----------
Two story multi-tenant
garden office building with
sub-grade parking garage
located in Dallas, Texas           (b)    $  688,000 $1,298,000      $282,000


 Gross Amounts at Which Carried at Close of Year
                                                   Life on which
                                      Accumulated   Depreciation      Date
    Land     Buildings      Total    Depreciation    Calculated     Acquired
---------- ------------ ----------- -------------   ------------   -----------
$  688,000 $ 1,580,000  $ 2,268,000  $    501,000        (a)        12/27/2004

Notes to Schedule III

(a) See Footnote 2 to the Financial Statements outlining depreciation methods and lives.

(b) See description of notes payable in Footnote 5 to the Financial Statements outlining the terms and provisions of the acquisition loan for the building.

(c) The reconciliation for investments in real estate and accumulated depreciation for the years ended December 31, 2010 is as follows:

                                               Investments in    Accumulated
                                                 Real Estate    Depreciation
                                                ------------    ------------
Balance, December 31, 2005                      $  1,986,000    $     49,000
   Acquisitions                                      210,000
   Depreciation expense                                               71,000
                                                ------------    ------------
Balance, December 31, 2006                      $  2,196,000    $    120,000
   Acquisitions                                       34,000
   Depreciation expense                                               84,000
                                                ------------    ------------
Balance, December 31, 2007                      $  2,230,000    $    204,000
   Acquisitions                                       38,000
   Depreciation expense                                               96,000
                                                ------------    ------------
Balance, December 31, 2008                      $  2,268,000    $    300,000
   Depreciation expense                                              100,000
                                                ------------    ------------
Balance, December 31, 2009                      $  2,268,000    $    400,000

                                   - 87 -
   Depreciation expense                                              101,000
                                                ------------    ------------
Balance, December 31, 2010                      $  2,268,000    $    501,000
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



Dated: April 15, 2011



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



Dated: April 15, 2011



                                      /s/ Robert E. Corbin
                                      ROBERT E. CORBIN
                                      Principal Financial and
                                      Accounting Officer

                                                                   Exhibit 32

               Certification Pursuant to 18 U.S.C. Section 1350
     As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


In connection with the Annual Report of Spindletop Oil & Gas Co.
(the "Company"), on Form 10-K for the year ended December 31, 2010 as filed with the Securities Exchange Commission on the date hereof (the "Report"), the undersigned Principal Executive Officer and Principal Financial and Accounting Officer of the Company, do hereby certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



Dated: April 15, 2011



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