Form 10-Q
period 2011-03-31
SPINDLETOP OIL & GAS CO
filed 2011-05-16
CIK 867038

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                 FORM 10-Q


        [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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







                                   - 1 -

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

        Common Stock, $0.01 par value                 7,640,803
                    (Class)                 (Outstanding at May 16, 2011)








































                                   - 2 -

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

                                 FORM 10-Q
                      For the quarter ended March 31, 2011

             Index to Consolidated Financial Statements and Schedules



                                                                        Page

Part I - Financial Information:

    Item 1. - Financial Statements

        Consolidated Balance Sheets
            March 31, 2011 (Unaudited) and December 31, 2010             4-5

        Consolidated Statements of Operations (Unaudited)
            Three Months Ended March 31, 2011 and 2010                     6

        Consolidated Statements of Cash Flows (Unaudited)
            Three Months Ended March 31, 2011 and 2010                     7

        Notes to Consolidated Financial Statements                         8

    Item 2. - Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        8

    Item 4. - Controls and Procedures                                     12

Part II - Other Information:

    Item 6. - Exhibits                                                    14






















Part I - Financial Information

Item 1. - Financial Statements

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                              As of
                                                    -------------------------
                                                      March 31    December 31
                                                        2011          2010
                                                    (Unaudited)
                                                    -----------   -----------
          ASSETS

Current Assets
   Cash and cash equivalents                        $ 7,185,000   $ 6,244,000
   Accounts receivable, trade                         1,416,000     1,088,000
   Income tax receivable                                 27,000       446,000
   Other short-term investments                         400,000       400,000
                                                    -----------   -----------
      Total Current Assets                            9,028,000     8,178,000
                                                    -----------   -----------

Property and Equipment, at cost
   Oil and gas properties (full cost method)         18,255,000    17,884,000
   Rental equipment                                     399,000       399,000
   Gas gathering systems                                145,000       145,000
   Other property and equipment                         245,000       245,000
                                                    -----------   -----------
                                                     19,044,000    18,673,000
Accumulated depreciation and amortization            (9,063,000)   (8,844,000)
                                                    -----------   -----------
      Total Property and Equipment, net               9,981,000     9,829,000
                                                    -----------   -----------

Real Estate Property, at cost
   Land                                                 688,000       688,000
   Commercial office building                         1,580,000     1,580,000
   Accumulated depreciation                            (526,000)     (501,000)
                                                    -----------   -----------
      Total Real Estate Property, net                 1,742,000     1,767,000
                                                    -----------   -----------

Other Assets
    Other long-term investments                       1,000,000     1,000,000
    Other Assets                                          3,000         3,000
                                                    -----------   -----------
      Total other assets                              1,003,000     1,003,000

                                                    -----------   -----------
Total Assets                                        $21,754,000   $20,777,000
                                                    ===========   ===========

      The accompanying notes are an integral part of these statements.

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - (Continued)


                                                              As of
                                                    -------------------------
                                                      March 31    December 31
                                                        2011          2010
                                                    (Unaudited)
                                                    -----------   -----------
      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Notes payable, current portion                   $   120,000   $   120,000
   Accounts payable and accrued liabilities           2,488,000     2,276,000
   Tax savings benefit payable                           97,000        97,000
                                                    -----------   -----------
       Total current liabilities                      2,705,000     2,493,000
                                                    -----------   -----------

Noncurrent Liabilities
   Notes payable, long-term portion                     810,000       840,000
   Asset retirement obligation                          878,000       854,000
                                                    -----------   -----------
                                                      1,688,000     1,694,000
                                                    -----------   -----------

Deferred income tax payable                           2,972,000     3,009,000
                                                    -----------   -----------
Total Liabilities                                     7,365,000     7,196,000
                                                    -----------   -----------
Shareholders' Equity
   Common stock, $.01 par value; 100,000,000
      shares authorized; 7,677,471 shares issued
      and 7,640,803 shares outstanding at
      March 31, 2011; 7,677,471 shares issued
      and 7,640,803 shares outstanding at
      December 31, 2010.                                 77,000        77,000
   Additional paid-in capital                           919,000       919,000
   Treasury Stock                                       (18,000)      (18,000)
   Retained earnings                                 13,411,000    12,603,000
                                                    -----------   -----------
      Total Shareholders' Equity                     14,389,000    13,581,000
                                                    -----------   -----------

Total Liabilities and Shareholders' Equity          $21,754,000   $20,777,000
                                                    ===========   ===========






      The accompanying notes are an integral part of these statements.

                    SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                                        Three Months Ended
                                                    -------------------------
                                                      March 31      March 31
                                                        2011          2010
                                                    -----------   -----------
Revenues
   Oil and gas revenue                              $ 2,196,000   $ 1,677,000
   Revenue from lease operations                         75,000        70,000
   Gas gathering, compression and
      equipment rental                                   39,000        38,000
   Real estate rental income                            113,000       125,000
   Interest income                                       17,000        39,000
   Other                                                180,000        19,000
                                                    -----------   -----------
         Total revenue                                2,620,000     1,968,000
                                                    -----------   -----------
Expenses
   Lease operations                                     492,000       249,000
   Production taxes, gathering and marketing            206,000       180,000
   Pipeline and rental operations                         2,000        10,000
   Real estate operations                                49,000        52,000
   Depreciation, depletion, and amortization            244,000       229,000
   Asset retirement obligation accretion                 12,000        22,000
   General and administrative                           750,000       764,000
   Interest expense                                      15,000        17,000
                                                    -----------   -----------
         Total Expenses                               1,770,000     1,523,000
                                                    -----------   -----------
Income Before Income Tax                                850,000       445,000
                                                    -----------   -----------

Current tax provision                                    79,000        31,000
Deferred tax provision                                  (37,000)       59,000
                                                    -----------   -----------
                                                         42,000        90,000
                                                    -----------   -----------

Net Income                                          $   808,000   $   355,000
                                                    ===========   ===========

Earnings per Share of Common Stock
   Basic and diluted                                $     0.10    $     0.05
                                                    ===========   ===========
Weighted Average Shares Outstanding
   Basic and diluted                                  7,640,803     7,630,803
                                                    ===========   ===========


      The accompanying notes are an integral part of these statements.

                    SPINDLETOP OIL & GAS CO AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                        Three Months Ended
                                                    -------------------------
                                                      March 31      March 31
                                                        2011          2010
                                                    -----------   -----------
Cash Flows from Operating Activities
   Net Income                                       $   808,000   $   355,000
      Reconciliation of net income
       to net cash provided by
       Operating Activities
         Depreciation, depletion and amortization       244,000       229,000
         Accretion of asset retirement obligation        12,000        22,000
         Changes in accounts receivable, trade         (328,000)     (179,000)
         Changes in prepaid income tax                  419,000        30,000
         Changes in accounts payable                    212,000      (343,000)
         Changes in deferred tax payable                (37,000)       59,000
                                                    -----------   -----------
Net cash provided by operating
   Activities                                         1,330,000       173,000
                                                    -----------   -----------
Cash flows from Investing Activities
   Capitalized acquisition, exploration
     and development costs                             (358,000)     (169,000)
   Purchase of other property and equipment              (1,000)      (18,000)
                                                    -----------   -----------
Net cash used for Investing
   Activities                                          (359,000)     (187,000)
                                                    -----------   -----------
Cash Flows from Financing Activities
   Decrease in notes payable                            (30,000)      (30,000)
                                                    -----------   -----------
Net cash used for Financing Activities                  (30,000)      (30,000)
                                                    -----------   -----------

Increase (decrease) in cash                             941,000       (44,000)

Cash at beginning of period                           6,244,000     9,153,000
                                                    -----------   -----------
Cash at end of period                               $ 7,185,000   $ 9,109,000
                                                    ===========   ===========
Interest paid in Cash                               $    14,516   $    16,341
                                                    ===========   ===========






      The accompanying notes are an integral part of these statements.

                 SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1. BASIS OF PRESENTATION AND ORGANIZATION

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended December 31, 2010 for further information.

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


Subsequent Events:
------------------

The Company has evaluated subsequent events through the issuance date of this report of May 16, 2011.


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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the factors listed and described at Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company's Form 10-K for the fiscal year ended December 31, 2010 (the "Form 10-K").

The current global economic and financial crisis could lead to an extended national or global economic recession. A slowdown in economic activity caused by a recession would likely reduce national and worldwide demand for oil and natural gas and result in lower commodity prices for long periods of time.
Prices for oil and natural gas are volatile.   Costs of exploration,
development and production have not yet adjusted to current economic conditions. Prolonged, substantial decreases in oil and natural gas prices would likely have a material adverse effect on the Company's business, financial condition and results of operations, could further limit the Company's access to liquidity and credit and could hinder its ability to satisfy its capital requirements.

Capital and credit markets experienced unprecedented volatility and disruption over the last few years and continue to be unpredictable. Given the current levels of market volatility and disruption, the availability of funds from those markets has diminished substantially. Further, arising from concerns about the stability of financial markets generally and the solvency of borrowers specifically, the cost of accessing the credit markets has increased as many lenders have raised interest rates, enacted tighter lending standards or altogether ceased to provide funding to borrowers.

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


Results of Operations

2011 Compared to 2010
---------------------

Oil and gas revenues for the first quarter of 2011 were $2,196,000, as compared to $1,677,000 for the same period in 2010, an increase of approximately $519,000 or 31.0%. Of this increase, approximately $462,000 was due to a one time payment of suspended oil revenues due on the acquisition of a 25% working interest in the Davis Heirs well#1 for several years from 2002 to 2011 (See
Item 5 below).

Natural gas revenues for the first three months of 2011 were $826,000 compared to $1,156,000 for the same period in 2010, a decrease of $330,000, or 28.6%. Natural gas sales volumes for the first quarter of 2011 were approximately 164,000 MCF compared to approximately 201,000 MCF during the first quarter of 2010, a decrease of approximately 37,000 mcf or 18.4%.

Average natural gas prices received were $4.98 per MCF in the first quarter of 2011 as compared to $5.76 per MCF in the first quarter of 2010, a decrease of approximately $0.78 per MCF or 13.5%.

Oil sales for the first three months of 2011 were approximately $1,370,000 compared to approximately $521,000 in the first quarter of 2010, an increase of approximately $849,000 or 163.0%. Of this increase, approximately $462,000 was due from a one time payment of suspended oil revenues for several years from 2002 to 2011 from the working interest acquired in the Davis Heirs #1 well.
Oil sales volumes for the first quarter of 2011 were approximately 19,600 BBLS, 8,865 BBLS of which were from the acquisition of the working interest in the Davis Heirs #1 well and suspended oil volume from 2002 to 2011 of this well, compared to approximately 11,500 BBLS during the first quarter of 2010, an increase of approximately 8,100 BBLS, or 70.4%. Excluding the Davis well, the oil volumes for the first quarter of 2011 were 10,735 BBLS, or a decrease of 6.7%.

Average oil prices received were $84.39 per BBL in the first quarter of 2011 compared to $71.35 per BBL in the first three months of 2010, an increase of approximately $13.04 per BBL or 18.3%. The average oil prices calculated above did not include the working interest in the Davis Heirs #1 well which was calculated separately at an average blended price from 2002 to 2011 of $52.13 per BBL.

Real estate income was approximately $113,000 during the first quarter of 2011 compared to $125,000 for the first three months of 2010, a decrease of approximately $12,000, or 9.6%. This decrease is due to a net loss of rentable square footage from tenants who have moved out. The Company has replaced many of these leases during the first quarter of 2011.

Interest income was $17,000 during the first quarter of 2011 as compared to $39,000 during the same period in 2010, a decrease of approximately $22,000 or 56.4%. This was due to a drop in interest rates between years. The interest rate on certain deposit accounts at one of the banks in which the Company is a depositor was decreased significantly toward the end of 2010 resulting in an approximate $18,000 reduction in interest income received for the year in 2010. This decreased interest rate has affected the first quarter comparison of both years.

Other income for the first three months of 2011 was $180,000 as compared to $19,000 for the same time period in 2010, an increase of $161,000. Approximately $155,000 of this increase is due to money received for Farmout Agreements in the first quarter of 2011.

Lease operations expense in the first quarter of 2011 was $492,000 as compared to $249,000 in the first quarter of 2010, a net increase of approximately $243,000, or 97.6%. Of this increase, approximately $80,000 was from the acquisition of the working interest in the Davis Heirs #1 well. Approximately $94,000 of the increase was for expenses incurred on six operated New Mexico wells acquired in December of 2010. Approximately $23,000 was for expenses associated with other wells acquired subsequent to the first quarter of 2010, and approximately $30,000 from increased workover expenses between the periods.

Production taxes, gathering and marketing expenses in the first quarter of 2011 were approximately $206,000 as compared to $180,000 for the first quarter of 2010, an increase of approximately $26,000. Of this amount, approximately $21,000 was due to the acquisition of the working interest in the Davis Heirs #1well.

Real estate operations expense in the first quarter of 2011 was approximately $49,000 compared to $52,000 during the same period in 2010, a decrease of approximately $3,000.

Depreciation, depletion, and amortization expense for the first quarter of 2011 was $244,000 as compared to $229,000 for the first quarter of 2010, an increase of $15,000, or 6.6%. $214,000 of the amount for the first quarter of 2011 was for amortization of the full cost pot of capitalized costs as compared with $199,000 for the first quarter of 2010. The Company re-evaluated its proved oil and gas reserve quantities as of December 31, 2010. This re-evaluated reserve base was adjusted for first quarter 2011 additions and dispositions of reserves, and reduced for oil and gas reserves that were produced during the quarter. A depletion rate of 1.784% for the quarter was calculated and applied to the Company's full cost pot of capitalized oil and gas properties.

Asset Retirement Obligation ("ARO") expense for the first three months of 2011 was approximately $12,000 as compared to approximately $22,000 for the same time period in 2010; a decrease of $10,000.

General and administrative costs for the first quarter of 2011 were approximately $750,000 as compared to approximately $764,000 for the first quarter of 2010, a decrease of $14,000 or 1.8%.

Interest expense was approximately $15,000 for the first quarter of 2011 compared to approximately $17,000 for the same period in 2010, a decrease of approximately $2,000. This is due to the continued reduction of the principal amount of the loan on the office building owned by the Company as interest on the note is calculated and paid based on the unpaid balance of the loan.

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

Item 4. - Controls and Procedures

(a) As of the end of the period covered by this report, Spindletop Oil & Gas Co. carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15. Based upon the evaluation, the Company's Principal Executive Officer and Principal Financial and Accounting Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by the report.

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.


Part II - Other Information

Item 5. - Other Information

                                East Texas

During the first quarter of 2011, the Company completed the acquisition of a 25% working interest in the Davis Heirs #1 well in Leon County, Texas. By virtue of this acquisition, the Company obtained 25% of the revenues from this interest net of drilling costs, completion costs, and operating expenses from the date of first production in December, 2002. As a result of this acquisition, the Company has booked a one time payment of $462,111 as gross oil revenue from the production and sale of oil for the years 2002 to 2011 at an average price of $52.13 per barrel (8,865 bbls). In addition, the Company recorded $185,308 as drilling and development costs, $28,453 as lease and well equipment, $21,331 as severance taxes, and $80,246 as lease operating expenses. As of the first of the year, the Davis Heirs #1 well is producing approximately 6 bopd from the Halliday Woodbine field.

                                West Texas:

Effective April 1, 2011, the Company acquired a 100% working interest and 75% net revenue interest in the University #21-34 well in Winkler, County, Texas. The well was producing approximately 8 mcfgpd from the Morrow Formation at a perforated interval of 15,511-531' as of the effective date.

                                New Mexico:

Effective April 1, 2011, the Company acquired a 10.5% working interest and 8.1375% net revenue interest in the Foster #1 well, in Lea County, New Mexico. The well was producing at a rate of 50 mcfgpd, 0.5 bopd and 8 bswpd from the San Andres Formation at a perforated interval of 4,510-22' as of the effective date.

                                Mississippi

Effective April 1, 2011, the Company acquired a non-operated 9.56% working interest and 8.34409% net revenue interest in the Mary Hall #7-10 well in Jefferson Davis County, Mississippi. The well was producing approximately 125 mcfgpd and 2 bswpd from the Whitesand Hosston field as of the effective date.

For all of the above wells, the Company cautions that the initial production rates of a newly completed well or newly recompleted well or the production rates at the effective date of acquisition may not be an indicator of stabilized production rates or an indicator of the ultimate recoveries obtained.



Item 6. - Exhibits


The following exhibits are filed herewith or incorporated by reference as indicated.

     Exhibit
   Designation    Exhibit Description
   -----------    ---------------------------------------------------------


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


-----------------------
*  filed herewith

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SPINDLETOP OIL & GAS CO.
                                       (Registrant)


Date:  May 16, 2011                    By: /s/ Chris G. Mazzini
                                       Chris G. Mazzini
                                       President, Principal Executive Officer



Date:  May 16, 2011                    By: /s/ Michelle H. Mazzini
                                       Michelle H. Mazzini
                                       Vice President, Secretary



Date:  May 16, 2011                    By: /s/ Robert E. Corbin
                                       Robert E. Corbin
                                       Controller, Principal Financial and
                                          Accounting Officer

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



Dated: May 16, 2011



                                       /s/ Chris G. Mazzini
                                       CHRIS G. MAZZINI
                                       President, Principal Executive Officer

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



Dated: May 16, 2011.



                                       /s/ Robert E. Corbin
                                       ROBERT E. CORBIN
                                       Controller, Principal Financial and
                                          Accounting Officer

Exhibit 32.1

             Certification Pursuant to 18 U.S.C. Section 1350
    As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report of Spindletop Oil & Gas Co. (the "Company"), on Form 10-Q for the quarter ended March 31, 2011 as filed with the Securities Exchange Commission on the date hereof (the "Report"), the undersigned Principal Executive Officer and Principal Financial and Accounting Officer of the Company, do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: May 16, 2011



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