Form 10-Q
period 2011-06-30
SPINDLETOP OIL & GAS CO
filed 2011-08-19
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[☒] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-18774

SPINDLETOP OIL & GAS CO.

(Exact name of registrant as specified in its charter)

Texas (State or Other Jurisdiction of Incorporation or Organization)	75-2063001 (I.R.S. Employer Identification No.)

12850 Spurling Rd., Suite 200, Dallas, TX 75230

(Address of principal executive offices)(Zip Code)

(972) 644-2581

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “non-accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐ Non-accelerated filer  ☐  (Do not check if smaller reporting company)

Accelerated filer  ☐ Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value (Class)	7,650,803 (Outstanding at Aug 19, 2011)

(1)

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

FORM 10-Q

For the quarter ended June 30, 2011

Index to Consolidated Financial Statements and Schedules

Part I – Financial Information:	Page

Item 1. – Financial Statements

Consolidated Balance Sheets
June 30, 2011 (Unaudited) and December 31, 2010	3 - 4

Consolidated Statements of Operations (Unaudited)
Six Months Ended June 30, 2011 and 2010, and
Three Months Ended June 30, 2011 and 2010	5

Consolidated Statements of Cash Flow (Unaudited)
Six Months Ended June 30, 2011 and 2010	6

Notes to Consolidated Financial Statements	7

Item 2. – Management’s Discussion and Analysis of Financial
Condition and Results of Operations	8

Item 4. – Controls and Procedures	12

Part II – Other Information:

Item 1A. – Risk Factors	8

Item 5. – Other Information	13

Item 6. – Exhibits	14

(2)

Part I - Financial Information:

Item 1. - Financial Statements

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$ 8,053,000	$ 6,244,000
Accounts receivable, Trade	1,036,000	1,088,000
Prepaid income tax	140,000	446,000
Other short-term investments	400,000	400,000
Total Current Assets	9,629,000	8,178,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	18,528,000	17,884,000
Rental equipment	399,000	399,000
Gas gathering system	145,000	145,000
Other property and equipment	245,000	245,000
	19,317,000	18,673,000
Accumulated depreciation and amortization	(9,387,000)	(8,844,000)
Total Property and Equipment	9,930,000	9,829,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,580,000	1,580,000
Accumulated depreciation	(551,000)	(501,000)
Total Real Estate Property	1,717,000	1,767,000

Other Assets
Other long-term investments	1,000,000	1,000,000
Other	3,000	3,000
Total Other Assets	1,003,000	1,003,000
Total Assets	$ 22,279,000	$ 20,777,000
	-	-

The accompanying notes are an integral part of these statements

(3)

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30	December 31,
	2011	2010
	(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Notes payable, current portion	$ 120,000	$ 120,000
Accounts payable and accrued liabilities	2,635,000	2,276,000
Tax savings benefit	97,000	97,000
Total Current Liabilities	2,852,000	2,493,000

Noncurrent Liabilities
Notes payable, long-term portion	780,000	840,000
Asset Retirement Obligation	901,000	854,000
Total Noncurrent Liabilities	1,681,000	1,694,000

Deferred Income Tax Payable	3,076,000	3,009,000

Total Liabilities	7,609,000	7,196,000

Shareholders' Equity
Common Stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 7,640,803 shares outstanding at June 30, 2011; 7,677,471 shares issued and 7,640,803 shares outstanding at December 31, 2010.	77,000	77,000
Additional paid-in capital	919,000	919,000
Treasury Stock, at cost	(18,000)	(18,000)
Retained earnings	13,692,000	12,603,000
Total Shareholder's Equity	14,670,000	13,581,000
Total Liabilities and Shareholders' Equity	$ 22,279,000	$ 20,777,000
	-	-

The accompanying notes are an integral part of these statements

(4)

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30	June 30	June 30	June 30
	2011	2010	2011	2010
Revenues
Oil and gas revenues	$ 4,019,000	$ 3,161,000	1,823,000	1,484,000
Revenue from lease operations	151,000	133,000	76,000	63,000
Gas gathering, compression, equip rental	78,000	71,000	39,000	33,000
Real estate rental income	227,000	247,000	114,000	122,000
Interest Income	31,000	84,000	14,000	45,000
Other	191,000	37,000	11,000	18,000
Total Revenues	4,697,000	3,733,000	2,077,000	1,765,000

Expenses
Lease operations	987,000	643,000	495,000	$ 394,000
Production taxes, gathering and marketing	379,000	347,000	173,000	$ 167,000
Pipeline and rental operations	5,000	17,000	3,000	$ 7,000
Real estate operations	89,000	99,000	40,000	$ 47,000
Depreciation and amortization	593,000	424,000	349,000	$ 195,000
ARO accretion expense	24,000	43,000	12,000	$ 21,000
General and administrative	1,470,000	1,548,000	720,000	$ 784,000
Interest expense	28,000	33,000	13,000	$ 16,000
Total Expenses	3,575,000	3,154,000	1,805,000	1,631,000
Income Before Income Tax	1,122,000	579,000	272,000	134,000

Current income tax provision (benefit)	(34,000)	94,000	(113,000)	$ 63,000
Deferred income tax provision (benefit)	67,000	(17,000)	104,000	$ (76,000)
	33,000	77,000	(9,000)	(13,000)
Net Income	$ 1,089,000	$ 502,000	281,000	$ 147,000

Earnings per Share of Common Stock
Basic and Diluted	$ 0.14	$ 0.07	$ 0.04	$ 0.02

Weighted Average Shares Outstanding
Basic and Diluted	7,640,803	7,630,803	7,640,803	7,630,803

The accompanying notes are an integral part of these statements

(5)

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities
Net Income	$ 1,089,000	$ 502,000
Reconciliation of net income to net cash
provided by operating activities
Depreciation and amortization	593,000	425,000
Accretion of asset retirement obligation	24,000	43,000
Changes in accounts receivable	52,000	(180,000)
Changes in prepaid income tax	306,000	93,000
Changes in accounts payable	359,000	(446,000)
Changes in current tax payable	-	-
Changes in deferred tax payable	67,000	(17,000)
Other	-	(2,000)
Net cash provided by operating activities	2,490,000	418,000

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development costs	(620,000)	(858,000)
Purchase of other property and equipment	-	(60,000)
Capitalized tenant improvements and broker fees	(1,000)	-
Net cash used by investing activities	(621,000)	(918,000)

Cash Flows from Financing Activities
Repayment of note payable to bank	(60,000)	(60,000)
Net cash used by financing activities	(60,000)	(60,000)
Increase (decrease) in cash	1,809,000	(560,000)

Cash at beginning of period	6,244,000	9,153,000

Cash at end of period	$ 8,053,000	$ 8,593,000

Interest Paid in Cash	$ 29,000	$ 33,000

Income taxes paid	$ 100,000	$ -

The accompanying notes are an integral part of these statements

(6)

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

Recently Issued Accounting Pronouncements

The FASB issued ASC Topic 820, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in the U.S. GAAP and IFRS” in May, 2011. This ASC Topic changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The Company plans to adopt this statement in early 2012. The adoption of this statement will not have a material impact on the consolidated financial statements of the Company

The FASB issued ASC Topic 220, “Comprehensive Income” in June, 2011. This ASC Topic gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For public entities, the amendments are effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The Company plans to adopt this statement in early 2012. The adoption of this statement will not have a material impact on the consolidated financial statements of the Company.

Subsequent Events:

The Company has evaluated subsequent events through the issuance date of this report of August 19, 2011.

2. COMMON STOCK

Effective August 1, 2011, the Company issued 10,000 shares of restricted common stock (5,000 shares to each of two individuals) to key employees pursuant to an employment package. The shares were valued at $1.70 per share, the believed market value for free trading shares at the time of issue. The amounts were expensed as general and administrative expense. The shares of common stock were issued out of Treasury Stock and reduced the amount of the Company’s common stock held in Treasury from 36,668 to 26,668 shares.

(7)

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the factors listed and described at Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2010 (the “Form 10-K”).

The current global economic and financial crisis could lead to an extended national or global economic recession. A slowdown in economic activity caused by a recession would likely reduce national and worldwide demand for oil and natural gas and result in lower commodity prices for long periods of time. Prices for oil and natural gas are volatile. Costs of exploration, development and production have not yet adjusted to current economic conditions. Prolonged, substantial decreases in oil and natural gas prices would likely have a material adverse effect on the Company’s business, financial condition and results of operations, could further limit the Company's access to liquidity and credit and could hinder its ability to satisfy its capital requirements.

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

(8)

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

Results of Operations

Six months ended June 30, 2011 compared to six months ended June 30, 2010

Oil and gas revenues for the first six months of 2011 were $4,019,000, as compared to $3,161,000 for the same period in 2010, an increase of approximately $858,000 or 27.1%.

Natural gas revenues for the first six months of 2011 were $1,734,000 compared to $2,042,000 for the same period in 2010, a decrease of $308,000, or 15.1%. Natural gas sales volumes for the first six months of 2011 were approximately 338,000 MCF compared to approximately 399,000 MCF during the first six months of 2010, a decrease of approximately 61,000 mcf or 15.3%.

Average natural gas prices received were $5.02 per MCF in the first six months of 2011 as compared to $5.37 per MCF in the first six months of 2010, a decrease of approximately $0.35 per MCF or 6.5%.

Oil sales for the first six months of 2011 were approximately $2,285,000 compared to approximately $1,119,000 for the same time period of 2010, an increase of approximately $1,166,000 or 104.2%. Oil sales volumes for the first six months of 2011 were approximately 28,000 BBLS, compared to approximately 15,000 BBLS during the same time period of 2010, an increase of approximately 13,000 BBLS, or 86.7%. Of the increased volumes almost 9,000 BBLS were from the acquisition of the non-operated working interest in the Davis Heirs #1 well and the suspended oil volume from 2002 to 2011. Another 4,000 BBLS was due to other wells acquired subsequent to the second quarter 2010.

Average oil prices received were $89.64 per BBL in the first six months of 2011 compared to $72.15 per BBL for the same time period in 2010, an increase of approximately $17.49 per BBL or 24.2%.

Revenue from lease operations was approximately $151,000 during the first six months of 2011 compared to $133,000 for the same time period of 2010, an increase of approximately $18,000, or 13.5%. This increase results from field operations and operator overhead income on wells acquired subsequent to the second quarter of 2010.

Revenue from gas gathering, compression and equipment rental for the first six months of 2011 was approximately $78,000, compared to approximately $71,000, an increase of $7,000 or 9.9% for the same period in 2010.

Real estate income was approximately $227,000 during the first six months of 2011 compared to $247,000 for the same time period of 2010, a decrease of approximately $20,000, or 8.1%. This decrease is due to lease incentives and lower rental rates on some new leases on the office building owned by Company.

Interest income was $31,000 during the first six months of 2011 as compared to $84,000 during the same period in 2010, a decrease of approximately $53,000 or 63.1%. This was due to a drop in interest rates between periods. The interest rate on certain deposit accounts at one of the banks in which the Company is a depositor was decreased significantly in the last twelve months.

(9)

Other income for the first six months of 2011 was $191,000 as compared to $37,000 for the same time period in 2010, an increase of $154,000 or 416.2%. Of this increase, $145,000 is cash consideration received for Farmouts the Company granted on its leasehold acreage.

Lease operations expense in the first six months of 2011 was $987,000 as compared to $643,000 for the same time period in 2010, a net increase of approximately $344,000, or 53.5%. Of this net increase, approximately $261,000 was from the operations of wells acquired subsequent to the second quarter of 2010. Also, there was a reduction in workover costs between the time periods of $34,000 as well as a reduction of plugging costs of $68,000. Additionally, there was an increase of approximately $133,000 in lease operations expense from non-operated properties.

Production taxes, gathering and marketing expenses in the six months of 2011 were approximately $379,000 as compared to $347,000 for the same time period of 2010, an increase of approximately $32,000 or 9.2%. The majority of this increase is due to increased production from newly acquired wells.

Pipeline and rental operations expense for the six months ended 2011 was $5,000 compared to $17,000 for the same time period in 2010. This decrease of 12,000 or 70.6% is due to a reduction in trucking expense and repair of rental equipment from 2010.

Real estate operations expense in the first six months of 2011 was approximately $89,000 compared to $99,000 during the same period in 2010, a decrease of approximately $10,000 or 10.1%. This decrease is due to a drop in electricity cost for the office building owned by the Company.

Depreciation, depletion, and amortization expense for the first six months of 2011 was $593,000 as compared to $424,000 for the first six months of 2010, an increase of $169,000, or 39.9%. $533,000 of the amount for the first six months of 2011 was for amortization of the full cost pot of capitalized costs as compared with $361,000 for the first six months of 2010, an increase of $172,000 or 47.7%. The Company re-evaluated its proved oil and gas reserve quantities as of December 31, 2010. This re-evaluated reserve base was adjusted for first and second quarter 2011 additions and dispositions of reserves, and reduced for oil and gas reserves that were produced during the period. A depletion rate of 4.321% for the six month period ended June 30, 2011 was calculated and applied to the Company’s full cost pot of capitalized oil and gas properties.

Asset Retirement Obligation (“ARO”) expense for the first six months of 2011 was approximately $24,000 as compared to approximately $43,000 for the same time period in 2010; a decrease of $19,000.

General and administrative costs for the first six months of 2011 were approximately $1,470,000 as compared to approximately $1,548,000 for the first six months of 2010, a decrease of $78,000 or 5.0%. The decrease in expense is due to a decrease of approximately $33,000 in personnel costs and benefits, and an approximate reduction of $45,000 in other costs and expenses.

Interest expense was approximately $28,000 for the first six months of 2011 compared to approximately $33,000 for the same period in 2010, a decrease of approximately $5,000. This is due to the continued reduction of the principal amount of the loan on the office building owned by the Company as interest on the note is calculated and paid based on the unpaid balance of the loan.

Three months ended June 30, 2011 compared to three months ended June 30, 2010

Oil and gas revenues for the three months ended June 30, 2011 were $1,823,000, compared to $1,484,000 for the second quarter of 2010, an increase of $339,000, or 22.8%.

Natural gas revenues for the second quarter of 2011 were $908,000 compared to $886,000 for the same period in 2010, an increase of $22,000 or 2.5%. Natural gas volumes sold for the second quarter of 2011 were approximately 164,000 MCF compared to approximately 198,000 MCF during the same period of 2010, a decrease of approximately 34,000 MCF, or 17.2%.

Average natural gas prices received were approximately $5.28 per MCF in the second quarter of 2011 as compared to approximately $4.71 per MCF during the same period in 2010, an increase of approximately $0.57, or 12.1%.

(10)

Oil sales for the second quarter of 2011 were approximately $915,000 compared to approximately $598,000 for the same period of 2010, an increase of approximately $317,000 or 53.0%. Oil volumes sold for the second quarter of 2011 were approximately 8,400 BBLS compared to approximately 3,500 BBLS during the same period of 2010, an increase of 4,900 BBLS or 140.0%. The increase in volume was primarily due to approximately 3,200 BBLS from wells acquired subsequent to the second quarter of 2010 and another 1,100 BBLS due to the workover of several wells that were returned to production.

Average oil prices received were approximately $99.12 per BBL in the second quarter of 2011 compared to $73.55 per BBL during the same period of 2010, an increase of approximately $25.57 per BBL, or 34.8%.

Revenue from lease operations for the second quarter of 2011 was approximately $76,000 compared to approximately $63,000 for the second quarter of 2010, an increase of about $13,000 or 20.6%. This increase results from field operations and operator overhead income on wells acquired subsequent to the second quarter of 2010.

Revenue from gas gathering, compression and equipment rental for the second quarter of 2011 was approximately $39,000, compared to approximately $33,000, an increase of $6,000 or 18.2% for the same period in 2010.

Real estate income was approximately $114,000 during the second quarter of 2011 compared to $122,000 for the same time period of 2010, a decrease of approximately $8,000, or 6.6%. This decrease is due to lease incentives and lower rental rates on some new leases on the office building owned by Company.

Interest income for the second quarter of 2011 was approximately $14,000 as compared with approximately $45,000 for the same period in 2010 a decrease of about $31,000 or 68.9%. This was due to a drop in interest rates between periods. The interest rate on certain deposit accounts at one of the banks in which the Company is a depositor was decreased significantly in the last twelve months.

Other income for second quarter of 2011 was approximately $11,000 as compared with approximately $18,000 for the same period in 2010, a decrease of approximately $7,000 or 38.9%.

Lease operating expenses in the second quarter of 2011 were $495,000 as compared to $394,000 for the same period in 2010, a net increase of approximately $101,000, or 25.6%. Of this increase, approximately $123,000 was from the operations of wells acquired subsequent to the second quarter of 2010. There was a reduction in workover costs between the time periods of $36,000 as well as a reduction of plugging costs of $56,000. The remaining increase is from lease operating expenses from non-operated properties.

Production taxes, gathering, transportation and marketing expenses for the second quarter of 2011 were approximately $173,000 as compared to $167,000 during the second quarter of 2010, a net increase of approximately $6,000 or 3.6%.

Pipeline and rental operations expense for the second quarter of 2011 was $3,000 compared to $7,000 for the same time period in 2010. This decrease of $4,000 or 57.1% is due extensive is due to a reduction in trucking expense and repair of rental equipment from 2010.

Real estate expenses during the second quarter 2011 were approximately $40,000 compared to approximately $47,000 for the same period in 2010, a decrease of $7,000 or 14.9%. This decrease is due to a drop in electricity cost for the office building owned by the Company.

Depreciation, depletion, and amortization for the second quarter of 2011 was $349,000 as compared to $195,000 for the same period in 2010, an increase of $154,000, or 79.0%. $313,000 of the amount for the second quarter of 2011 was for amortization of the full cost pot of capitalized costs compared to $163,000 for the second quarter of 2010, an increase of $150,000 or 92.0%. The Company re-evaluated its proved oil and gas reserve quantities as of December 31, 2010. This re-evaluated reserve base was adjusted at the end of each quarter for the estimated addition and disposition of reserves during the first six months of 2011 and reduced for oil and gas reserves that were produced or sold during the periods. A depletion rate of 1.784% for the first quarter of 2011 and a depletion rate of 2.537% for the second quarter of 2011 was calculated and applied to the Company’s full cost pot of capitalized oil and gas properties compared to a total depletion rate of 3.412% for the first six months of 2010.

(11)

Asset Retirement Obligation (“ARO”) expense for the second quarter of 2011 was approximately $12,000 as compared to approximately $21,000 for the same time period in 2010; a decrease of $9,000.

General and administrative costs for the second quarter of 2011 were $720,000 compared to $784,000 for the same period in 2010, a decrease of approximately $64,000 or 8.2%. The decrease in expense is due to a decrease of approximately $35,000 in personnel costs and benefits, and an approximate reduction of $29,000 in other costs and expenses.

Interest expense was approximately $13,000 for the second quarter of 2011 compared to approximately $16,000 for the same period in 2010, a decrease of approximately $3,000. This is due to the continued reduction of the principal amount of the loan on the office building owned by the Company as interest on the note is calculated and paid based on the unpaid balance of the loan.

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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

(12)

Part II - Other Information

Item 5. – Other Information

Texas Panhandle

Effective June 1, 2011, the Company acquired a 100% working interest and 78.0% net revenue interest in the O. C. Rogers Estate #1 well in Ochiltree, County. The well produces gas from the Farnsworth-Conner (Des Moines) Field but is currently shut in.

North Texas

Effective April 21, 2011, the Company agreed to participate for 16.26% working interest and 12.5125% net revenue interest in the drilling of the Pyramid Acres Unit 6-Bryant SA#1H well, a development well located in the Newark East Barnett Shale Field in Tarrant County. This well was drilled to a total vertical depth of 6,625 ft. and has a measured depth of 10,750 ft. The well was cased and is being currently being completed.

Louisiana

Effective June 1, 2011, the Company acquired a 39.0016667% operated working interest and 29.144608% net revenue interest in the E.S. Mayers #1 well and the Savoy #2 SWD well located Gray’s Creek Field in Livingston Parish, Louisiana. The E.S. Mayers #1 well was producing from the Evans Formation at an approximate rate of 21 bopd and 850 bswpd from perforations between 9,646’ and 9,713’ as of the effective date.

West Texas

Effective April 4, 2011, the Company agreed to participate for 4.68750% non-operated working interest in the drilling of the Miles #21 and Miles #22 wells in the Fuhrman-Mascho Field in Andrews County, Texas. During the second quarter, the Miles #21 and #22 wells were drilled to a depth of 4,964 ft. and 4,888 ft., respectively. The Miles #21 and #22 wells were completed in the San Andres Formation and had an initial production rate of 74 bopd, 29 mcfgpd and 88 bswpd and 60 bopd, 8 mcfgpd and 114 bswpd, respectively.

For all of the above wells, the Company cautions that the initial production rates of a newly completed well or newly recompleted well or the production rates of a well at the effective date of acquisition may not be an indicator of stabilized production rates or an indicator of the ultimate recoveries obtained.

(13)

Item 6. - Exhibits

The following exhibits are filed herewith or incorporated by reference as indicated.

Exhibit Designation	Exhibit Description

3.1 (a)	Amended Articles of Incorporation of Spindletop Oil & Gas Co. (Incorporated by reference to Exhibit 3.1 to the General Form for Registration of Securities on Form 10, filed with the Commission on August 14, 1990)

3.2	Bylaws of Spindletop Oil & Gas Co. (Incorporated by reference to Exhibit 3.2 to the General Form for Registration of Securities on Form 10, filed with the Commission on August 14, 1990)

31.1 *	Certification pursuant to Rules 13a-14 and 15d under the Securities Exchange Act of 1934

31.2 *	Certification pursuant to Rules 13a-14 and 15d under the Securities Exchange Act of 1934

32.1 *	Certification pursuant to 18 U.S.C. Section 1350

____________________________

* filed herewith

(14)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPINDLETOP OIL & GAS CO
(Registrant)

Date: August 19, 2011	By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

Date: August 19, 2011	By:/s/ Michelle H. Mazzini
Michelle H. Mazzini
Vice President, Secretary

Date: August 19, 2011	By:/s/ Robert E. Corbin
Robert E. Corbin
Controller, Principal Financial and
Accounting Officer

(15)

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

Date: August 19, 2011

By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

(16)

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

Date: August 19, 2011

By:/s/ Robert E. Corbin
Robert E. Corbin
Controller, Principal Financial and
Accounting Officer

(17)

Exhibit 32.1

Certification Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Spindletop Oil & Gas Co. (the “Company”), on Form 10-Q for the quarter ended June 30, 2011 as filed with the Securities Exchange Commission on the date hereof (the “Report”), the undersigned Principal Executive Officer and Principal Financial and Accounting Officer of the Company, do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: August 19, 2011

By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

By:/s/ Robert E. Corbin
Robert E. Corbin
Controller, Principal Financial and
Accounting Officer

(18)