Form 10-Q/A
period 2011-06-30
SPINDLETOP OIL & GAS CO
filed 2011-09-14
CIK 867038

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

(1)

EXPLANATORY NOTE

The sole purpose of this amendment to our Quarterly Report on form 10-Q for the quarterly period ended June 30, 2011, originally filed with the Securities and Exchange Commission on August 19, 2011, is to furnish Exhibit 101 to the Form 10-Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part I, Item 1 of the Form 10-Q. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of Form 10-Q.

No other changes have been made to the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

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