Form 10-Q/A
period 2011-06-30
SPINDLETOP OIL & GAS CO
filed 2011-09-15
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 2

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value (Class)	7,650,803 (Outstanding at September 14, 2011)

(1)

EXPLANATORY NOTE

The sole purpose of this amendment to our Quarterly Report Amendment No. 1 on form 10-Q for the quarterly period ended June 30, 2011, originally filed with the Securities and Exchange Commission on September 14, 2011, is to correct the dates in the report to September 14, 2011 on Page 1, Page 15 Signatures, Page 16 Exhibit 31.1 Certification, Page 17 Exhibit 31.2 Certification, Page 18 Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

No other changes have been made to the Form 10-Q. This Amendment No. 2 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

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

SPINDLETOP OIL & GAS CO
(Registrant)

Date: September 14, 2011	By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

Date: September 14, 2011	By:/s/ Michelle H. Mazzini
Michelle H. Mazzini
Vice President, Secretary

Date: September 14, 2011	By:/s/ Robert E. Corbin
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

Date: September 14, 2011

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

Date: September 14, 2011

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

Date: September 14, 2011

By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

By:/s/ Robert E. Corbin
Robert E. Corbin
Controller, Principal Financial and
Accounting Officer

(18)