Form 10-Q
period 2011-09-30
SPINDLETOP OIL & GAS CO
filed 2011-11-18
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[☒] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $0.01 par value (Class)	7,650,803 (Outstanding at November 18, 2011)

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

FORM 10-Q

For the quarter ended September 30, 2011

Index to Consolidated Financial Statements and Schedules

Part I – Financial Information:	Page

Item 1. – Financial Statements

Consolidated Balance Sheets
September 30, 2011 (Unaudited) and December 31, 2010	3 - 4

Consolidated Statements of Operations (Unaudited)
Nine Months Ended September 30, 2011 and 2010, and
Three Months Ended September 30, 2011 and 2010	5

Consolidated Statements of Cash Flow (Unaudited)
Nine Months Ended September 30, 2011 and 2010	6

Notes to Consolidated Financial Statements	7

Item 2. – Management’s Discussion and Analysis of Financial
Condition and Results of Operations	8

Item 4. – Controls and Procedures	12

Part II – Other Information:

Item 1A. – Risk Factors	8

Item 5. – Other Information	13

Item 6. – Exhibits	14

Part I - Financial Information:

Item 1. - Financial Statements

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$ 8,004,000	$ 6,244,000
Accounts receivable, Trade	1,159,000	1,088,000
Prepaid income tax	178,000	446,000
Other short-term investments	300,000	400,000
Total Current Assets	9,641,000	8,178,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	18,782,000	17,884,000
Rental equipment	399,000	399,000
Gas gathering system	145,000	145,000
Other property and equipment	245,000	245,000
	19,571,000	18,673,000
Accumulated depreciation and amortization	(9,601,000)	(8,844,000)
Total Property and Equipment	9,970,000	9,829,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,580,000	1,580,000
Accumulated depreciation	(576,000)	(501,000)
Total Real Estate Property	1,692,000	1,767,000

Other Assets
Other long-term investments	1,300,000	1,000,000
Other	3,000	3,000
Total Other Assets	1,303,000	1,003,000
Total Assets	$ 22,606,000	$ 20,777,000
	-	-

The accompanying notes are an integral part of these statements

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Notes payable, current portion	$ 120,000	$ 120,000
Accounts payable and accrued liabilities	2,698,000	2,276,000
Tax savings benefit	97,000	97,000
Total Current Liabilities	2,915,000	2,493,000

Noncurrent Liabilities
Notes payable, long-term portion	750,000	840,000
Asset Retirement Obligation	924,000	854,000
Total Noncurrent Liabilities	1,674,000	1,694,000

Deferred Income Tax Payable	3,066,000	3,009,000

Total Liabilities	7,655,000	7,196,000

Shareholders' Equity
Common Stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 7,650,803 shares outstanding at September 30, 2011; 7,677,471 shares issued and 7,640,803 shares outstanding at December 31, 2010.	77,000	77,000
Additional paid-in capital	931,000	919,000
Treasury Stock, at cost	(13,000)	(18,000)
Retained earnings	13,956,000	12,603,000
Total Shareholder's Equity	14,951,000	13,581,000
Total Liabilities and Shareholders' Equity	$ 22,606,000	$ 20,777,000
	-	-

The accompanying notes are an integral part of these statements

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30	September 30	September 30	September 30
	2011	2010	2011	2010
Revenues
Oil and gas revenues	$ 5,792,000	$ 4,676,000	1,773,000	1,515,000
Revenue from lease operations	215,000	212,000	64,000	79,000
Gas gathering, compression, equip rental	133,000	112,000	55,000	41,000
Real estate rental income	344,000	350,000	117,000	103,000
Interest Income	54,000	128,000	23,000	44,000
Other	199,000	86,000	8,000	49,000
Total Revenues	6,737,000	5,564,000	2,040,000	1,831,000

Expenses
Lease operations	1,538,000	1,190,000	551,000	$ 547,000
Production taxes, gathering and marketing	579,000	538,000	200,000	$ 191,000
Pipeline and rental operations	17,000	23,000	12,000	$ 6,000
Real estate operations	134,000	145,000	45,000	$ 46,000
Depreciation and amortization	832,000	627,000	239,000	$ 203,000
ARO accretion expense	36,000	65,000	12,000	$ 22,000
General and administrative	2,171,000	2,327,000	701,000	$ 779,000
Interest expense	42,000	49,000	14,000	$ 16,000
Total Expenses	5,349,000	4,964,000	1,774,000	1,810,000
Income Before Income Tax	1,388,000	600,000	266,000	21,000

Current income tax provision (benefit)	(22,000)	(150,000)	12,000	$ (244,000)
Deferred income tax provision (benefit)	57,000	22,000	(10,000)	$ 39,000
Total income tax provision (benefit)	35,000	(128,000)	2,000	(205,000)
Net Income	$ 1,353,000	$ 728,000	264,000	$ 226,000

Earnings per Share of Common Stock
Basic and Diluted	$ 0.18	$ 0.10	$ 0.03	$ 0.03

Weighted Average Shares Outstanding
Basic and Diluted	7,643,066	7,630,803	7,647,470	7,630,803

The accompanying notes are an integral part of these statements

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities
Net Income	$ 1,353,000	$ 728,000
Reconciliation of net income to net cash
provided by operating activities
Depreciation and amortization	832,000	627,000
Accretion of asset retirement obligation	36,000	65,000
Non-cash employee compensation paid with treasury stock	17,000	-
Changes in accounts receivable	(71,000)	(486,000)
Changes in prepaid income tax	268,000	582,000
Changes in accounts payable	422,000	(504,000)
Changes in current tax payable	-	119,000
Changes in deferred tax payable	57,000	22,000
Other	-	(2,000)
Net cash provided by operating activities	2,914,000	1,151,000

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development costs	(863,000)	(1,311,000)
Purchase of other property and equipment	-	(60,000)
Purchase of other short-term invesments	100,000	(100,000)
Purchase of other long-term invesments	(300,000)	(1,000,000)
Capitalized tenant improvements and broker fees	(1,000)	-

Net cash used by investing activities	(1,064,000)	(2,471,000)

Cash Flows from Financing Activities
Repayment of note payable to bank	(90,000)	(90,000)
Net cash used by financing activities	(90,000)	(90,000)
Increase (decrease) in cash	1,760,000	(1,410,000)

Cash at beginning of period	6,244,000	8,853,000

Cash at end of period	$ 8,004,000	$ 7,443,000

Interest Paid in Cash	$ 43,000	$ 48,000

Income taxes paid	$ 150,000	$ -

The accompanying notes are an integral part of these statements

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

Recently Issued Accounting Pronouncements

The FASB issued Accounting Standards Update No. 2011-08, “Intangibles – Goodwill and Other (Topic 350); Testing Goodwill for Impairment” in September, 2011. The objective of this Update is to simplify how entities, both public and non public, test goodwill for impairment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company plans to adopt this amendment effective with its consolidated financial statements dated December 31, 2011; however the adoption of this statement will not have a material impact on the consolidated financial statements of the Company.

The FASB issued Accounting Standards Update No. 2011-09, “Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80); Disclosures about an Employer’s Participation in a Multiemployer Plan” in September, 2011. The objective of this Update is to address concerns from various users of financial statements on the lack of transparency about an employer’s participation in a multiemployer pension plan. The amendments are effective for annual periods for fiscal years beginning after December 15, 2011. The Company plans to adopt this amendment effective with its consolidated financial statements dated December 31, 2011; however the adoption of this statement will not have a material impact on the consolidated financial statements of the Company.

Subsequent Events:

The Company has evaluated subsequent events through the issuance date of this report of November 18, 2011.

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

Due to these capital and credit market conditions, Spindletop cannot be certain that funding will be available to the Company in amounts or on terms acceptable to the Company. The Company is evaluating whether current cash balances and cash flow from operations alone would be sufficient to provide working capital to fully fund the Company's operations. Accordingly, the Company is evaluating alternatives, such as joint ventures with third parties, or sales of interest in one or more of its properties. Such transactions if undertaken could result in a reduction in the Company's operating interests or require the Company to relinquish the right to operate the property. There can be no assurance that any such transactions can be completed or that such transactions will satisfy the Company's operating capital requirements. If the Company is not successful in obtaining sufficient funding or completing an alternative transaction on a timely basis on terms acceptable to the Company, Spindletop would be required to curtail its expenditures or restructure its operations, and the Company would be unable to continue its exploration, drilling, and recompletion program, any of which would have a material adverse effect on Spindletop's business, financial condition, and results of operations.

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

Results of Operations

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

Oil and gas revenues for the first nine months of 2011 were $5,792,000, as compared to $4,676,000 for the same period in 2010, an increase of approximately $1,116,000 or 23.9%.

Natural gas revenues for the first nine months of 2011 were $2,693,000 compared to $2,996,000 for the same period in 2010, a decrease of $303,000, or 10.1%. Natural gas sales volumes for the first nine months of 2011 were approximately 515,000 MCF compared to approximately 574,000 MCF during the first nine months of 2010, a decrease of approximately 59,000 mcf or 10.3%.

Average natural gas prices received were $5.21 per MCF in the first nine months of 2011 as compared to $5.15 per MCF in the first nine months of 2010, an increase of approximately $0.06 per MCF or 1.2%.

Oil sales for the first nine months of 2011 were approximately $3,099,000 compared to approximately $1,680,000 for the same time period of 2010, an increase of approximately $1,419,000 or 84.5%. Oil sales volumes for the first nine months of 2011 were approximately 39,000 BBLS, compared to approximately 23,000 BBLS during the same time period of 2010, an increase of approximately 16,000 BBLS, or 70.0%. Of the increased volumes almost 9,000 BBLS were from the acquisition of a non-operated working interest in the Davis Heirs #1 well and the suspended oil volume from 2002 to 2011 which was acquired in the acquisition. Another 4,000 BBLS was due to other wells acquired subsequent to the third quarter 2010.

Average oil prices received were $79.23 per BBL in the first nine months of 2011 compared to $73.06 per BBL for the same time period in 2010, an increase of approximately $6.17 per BBL or 8.5%.

Revenue from lease operations was approximately $215,000 during the first nine months of 2011 compared to $212,000 for the same time period of 2010, an increase of approximately $3,000, or 1.4%. This increase results from field operation and operator overhead income on wells acquired subsequent to the third quarter of 2010.

Revenue from gas gathering, compression and equipment rental for the first nine months of 2011 was approximately $133,000, compared to approximately $112,000 for the same period in 2010, an increase of $21,000 or 18.8%.

Real estate income was approximately $344,000 during the first nine months of 2011 compared to $350,000 for the same time period of 2010, a decrease of approximately $6,000 or 1.7%. This decrease is due to lease incentives and lower rental rates on some new leases on the office building owned by Company.

Interest income was $54,000 during the first nine months of 2011 as compared to $128,000 during the same period in 2010, a decrease of approximately $74,000 or 57.8%. This was due to a drop in interest rates between periods. The interest rate on certain deposit accounts at one of the banks in which the Company is a depositor was decreased significantly in the last twelve months.

Other income for the first nine months of 2011 was $199,000 as compared to $86,000 for the same time period in 2010, an increase of $113,000 or 131.4%. This increase is due primarily to cash consideration received for Farmouts the Company granted on its leasehold acreage during 2011.

Lease operations expense in the first nine months of 2011 was $1,538,000 as compared to $1,190,000 for the same time period in 2010, a net increase of approximately $348,000, or 29.2%. Of this net increase, approximately $357,000 was from the operations of wells acquired subsequent to the third quarter of 2010. Also, there was a reduction in workover costs between the time periods of approximately $28,000 as well as a reduction of plugging costs of approximately $140,000. The remaining difference was from a net increase in lease operations expense from non-operated properties.

Production taxes, gathering and marketing expenses in the first nine months of 2011 were approximately $579,000 as compared to $538,000 for the same time period of 2010, an increase of approximately $41,000 or 7.6%. The majority of this increase is due to increased production from newly acquired wells.

Pipeline and rental operations expense for the first nine months of 2011 was $17,000 compared to $23,000 for the same period in 2010. This decrease of 6,000 or 26.1% is due to a reduction in trucking and repair expenses from 2010.

Real estate operations expense in the first nine months of 2011 was approximately $134,000 compared to $145,000 during the same period in 2010, a decrease of approximately $11,000 or 7.6%. This decrease is due to a drop in electricity cost for the office building owned by the Company.

Depreciation, depletion, and amortization expense for the first nine months of 2011 was $832,000 as compared to $627,000 for the first nine months of 2010, an increase of $205,000, or 32.7%. $742,000 of the amount for the first nine months of 2011 was for amortization of the full cost pot of capitalized costs as compared with $533,000 for the first nine months of 2010, an increase of $209,000 or 39.2%. The Company re-evaluated its proved oil and gas reserve quantities as of December 31, 2010. This re-evaluated reserve base was adjusted for first, second, and third quarter 2011 additions and dispositions of reserves, and reduced for oil and gas reserves that were produced during the period. In addition, an estimate of projected oil and gas reserves as of December 31, 2011 was made to determine an estimated rate of depletion for the third quarter of 2011. A depletion rate of 5.913% for the nine month period ended September 30, 2011 was calculated and applied to the Company’s full cost pot of capitalized oil and gas properties.

Asset Retirement Obligation (“ARO”) expense for the first nine months of 2011 was approximately $36,000 as compared to approximately $65,000 for the same time period in 2010, a decrease of $29,000 or 44.6%.

General and administrative costs for the first nine months of 2011 were approximately $2,171,000 as compared to approximately $2,327,000 for the first nine months of 2010, a decrease of $156,000 or 6.7%. The decrease in expense is due to a decrease of approximately $46,000 in personnel costs and benefits, and reductions of approximately $24,000 in state franchise taxes, auto and truck expense of approximately $11,000, and a reduction of approximately $34,000 in field storage facility costs. The remaining reduction of $41,000 resulted from operating efficiencies in other costs and expenses.

Interest expense was approximately $42,000 for the first nine months of 2011 compared to approximately $49,000 for the same period in 2010, a decrease of approximately $7,000 or 14.3%. This is due to the continued reduction of the principal amount of the loan on the office building owned by the Company as interest on the note is calculated and paid based on the unpaid balance of the loan.

Three months ended September 30, 2011 compared to three months ended September 30, 2010

Oil and gas revenues for the three months ended September 30, 2011 were $1,773,000, compared to $1,515,000 for the third quarter of 2010, an increase of $258,000, or 17.0%.

Natural gas revenues for the third quarter of 2011 were $959,000 compared to $954,000 for the same period in 2010, an increase of $5,000 or 0.5%. Natural gas volumes sold in the third quarter of 2011 were approximately 167,000 MCF compared to approximately 180,000 MCF during the same period of 2010, a decrease of approximately 13,000 MCF, or 7.2%.

Average natural gas prices received were approximately $5.32 per MCF in the third quarter of 2011 as compared to approximately $5.18 per MCF during the same period in 2010, an increase of approximately $0.14, or 2.7%.

Oil sales for the third quarter of 2011 were approximately $814,000 compared to approximately $561,000 for the same period of 2010, an increase of approximately $253,000 or 45.1%. Oil volumes sold in the third quarter of 2011 were approximately 8,600 BBLS compared to approximately 6,600 BBLS during the same period of 2010, an increase of approximately 2,000 BBLS or 30.3%. The increase in volume was primarily due to wells acquired subsequent to the third quarter of 2010.

Average oil prices received were approximately $84.25 per BBL in the third quarter of 2011 compared to $70.39 per BBL during the same period of 2010, an increase of approximately $13.86 per BBL, or 19.7%.

Revenue from lease operations for the third quarter of 2011 was approximately $64,000 compared to approximately $79,000 for the third quarter of 2010, a decrease of about $15,000 or 19.0%. This decrease results from field operation and operator overhead income due to greater workover activity in 2010 than in 2011.

Revenue from gas gathering, compression and equipment rental for the third quarter of 2011 was approximately $55,000, compared to approximately $41,000, an increase of approximately $14,000 or 34.2% over the same period in 2010.

Real estate income was approximately $117,000 during the third quarter of 2011 compared to $103,000 for the same time period of 2010, an increase of approximately $14,000, or 13.6%.

Interest income for the third quarter of 2011 was approximately $23,000 as compared with approximately $44,000 for the same period in 2010 a decrease of about $21,000 or 47.7%. This was due to a drop in interest rates between periods. The interest rate on certain deposit accounts at one of the banks in which the Company is a depositor was decreased significantly in the last twelve months.

Other income for the third quarter of 2011 was approximately $8,000 as compared with approximately $49,000 for the same period in 2010, a decrease of approximately $41,000 or 83.7%. The difference represents cash consideration received for Farmouts granted for the same period in 2010. There was no such income from Farmouts in the third quarter of 2011.

Lease operating expenses in the third quarter of 2011 were $551,000 as compared to $547,000 for the same period in 2010, a net increase of approximately $4,000, or 0.7%. Of this increase, approximately $105,000 was from the operations of wells acquired subsequent to the third quarter of 2010. There was a reduction in workover costs between the time periods of $51,000 as well as a reduction of plugging costs of $59,000. The remaining net increase is from lease operating expenses from non-operated properties.

Production taxes, gathering, transportation and marketing expenses for the third quarter of 2011 were approximately $200,000 as compared to $191,000 during the third quarter of 2010, a net increase of approximately $9,000 or 4.7%.

Pipeline and rental operations expense for the third quarter of 2011 was $12,000 compared to $6,000 for the same time period in 2010.

Real estate expenses during the third quarter of 2011 were approximately $45,000 compared to approximately $46,000 for the same period in 2010, a decrease of approximately $1,000 or 2.2%. This decrease is due to a drop in electricity cost for the office building owned by the Company.

Depreciation, depletion, and amortization for the third quarter of 2011 was $239,000 as compared to $203,000 for the same period in 2010, an increase of $36,000, or 17.7%. $209,000 of the amount for the third quarter of 2011 was for amortization of the full cost pot of capitalized costs compared to $163,000 for the third quarter of 2010, an increase of $46,000 or 28.2%. The Company re-evaluated its proved oil and gas reserve quantities as of December 31, 2010. This re-evaluated reserve base was adjusted at the end of each quarter for the estimated addition and disposition of reserves during the first nine months of 2011 and reduced for oil and gas reserves that were produced or sold during the periods. A depletion rate of 1.784% for the first quarter of 2011, a depletion rate of 2.537% for the second quarter of 2011, and a depletion rate of 1.592% for the third quarter of 2011 was calculated and applied to the Company’s full cost pot of capitalized oil and gas properties. The total depletion rate for the nine months ended September 30, 2011 was 5.913% compared to the total depletion rate of 4.971% for the first nine months of 2010.

Asset Retirement Obligation (“ARO”) expense for the third quarter of 2011 was approximately $12,000 as compared to approximately $22,000 for the same time period in 2010; a decrease of $10,000 or 45.5%

General and administrative costs for the third quarter of 2011 were $701,000 compared to $779,000 for the same period in 2010, a decrease of approximately $78,000 or 10.0%. The decrease in expense is due primarily to a decrease of approximately $49,000 in personnel costs and benefits, and operating efficiencies in office costs and other areas.

Interest expense was approximately $14,000 for the third quarter of 2011 compared to approximately $16,000 for the same period in 2010, a decrease of approximately $2,000 or 12.5%. This is due to the continued reduction of the principal amount of the loan on the office building owned by the Company as interest on the note is calculated and paid based on the unpaid balance of the loan.

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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Part II - Other Information

Item 5. – Other Information

South Texas

During the 3rd Quarter, the company drilled two wells (100% working interest, .6083984 revenue interest) on its Hynes Lease in Bee County, Texas. The Hynes #29R and #30R were drilled and cased to test the Catahoula sands at an approximate depth of 3,450’. Both wells are awaiting completion.

West Texas

During the 3rd quarter, the Company participated for 4.68750% non-operated working interest with a 3.28125% revenue interest in the drilling of the Miles #24, #25, #26 and #27 wells in the Fuhrman-Mascho Field in Andrews County, Texas. The wells were drilled and cased to an approximate depth of 4,900’ to test the San Andres and Grayburg Formations. The wells had an initial potential test from the San Andres and Grayburg Formation as follows:

Miles #24 69 bopd, 21 Mcfgpd, 115 bswpd

Miles #25 91 bopd, 36 Mcfgpd, 82 bswod

Miles #26 90 bopd, 33 Mcfgpd, 94 bswpd

Miles #27 69 bopd, 21 Mcfgpd, 124 bswpd

Alabama

During the 3rd quarter, the Company participated for a 0.315657% non-operated working interest and a 0.236742% net revenue interest in the drilling of the Boothe & Casey 29-8 #1 well located in the Little Cedar Creek Field in Conecuh County, Alabama. The well was drilled to a depth of 11,175’ to test the Smackover and Norphlet Formations. The well was completed in the Smackover from perforations at 11,380-11,396’. The well was placed in production on October 8, 2011 producing at a rate of 197 bopd, 199 Mcfgpd and 0 bswpd.

Also, during the 3rd Quarter, the Company participated for a 10.2% non-operated working interest in the drilling of the Cedar Creek Land & Timber 28-13 #1 well located in the Little Cedar Creek Field in Conecuh County, Alabama. The well was drilled to a depth of 11,175’ to test the Smackover and Norphlet Formations. The well was cased and is currently awaiting completion.

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

SPINDLETOP OIL & GAS CO
(Registrant)

Date: November 18, 2011	By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

Date: November 18, 2011	By:/s/ Michelle H. Mazzini
Michelle H. Mazzini
Vice President, Secretary

Date: November 18, 2011	By:/s/ Robert E. Corbin
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

Date: November 18, 2011

By:/s/ Chris G. Mazzini
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

Date: November 18, 2011

By:/s/ Robert E. Corbin
Robert E. Corbin
Controller, Principal Financial and
Accounting Officer

Exhibit 32.1

Certification Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Spindletop Oil & Gas Co. (the “Company”), on Form 10-Q for the quarter ended September 30, 2011 as filed with the Securities Exchange Commission on the date hereof (the “Report”), the undersigned Principal Executive Officer and Principal Financial and Accounting Officer of the Company, do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: November 18, 2011

By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

By:/s/ Robert E. Corbin
Robert E. Corbin
Controller, Principal Financial and
Accounting Officer

