Form 10-Q
period 2012-03-31
SPINDLETOP OIL & GAS CO
filed 2012-05-15
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-18774

SPINDLETOP OIL & GAS CO.

(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization) 12850 Spurling Rd., Suite 200, Dallas, Texas (Address of principal executive offices)	75-2063001 (I.R.S. Employer Identification No.) 75230 (Zip Code)

(972-644-2581)

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value (Class)	7,660,803 (Outstanding at May 15, 2012)

(1)

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

FORM 10-Q

For the quarter ended March 31, 2012

Index to Consolidated Financial Statements and Schedules

Part I – Financial Information:	Page

Item 1. – Financial Statements

Consolidated Balance Sheets
March 31, 2012 (Unaudited) and December 31, 2011	3

Consolidated Statements of Operations (Unaudited)
Three Months Ended March 31, 2012 and 2011	4

Consolidated Statements of Cash Flow (Unaudited)
Three Months Ended March 31, 2012 and 2011	5

Notes to Consolidated Financial Statements	6

Item 2. – Management’s Discussion and Analysis of Financial
Condition and Results of Operations	6

Item 4. – Controls and Procedures	10

Part II – Other Information:

Item 5. – Other Information	11

Item 6. – Exhibits	13

(2)

Part I - Financial Information

Item 1. - Financial Statements

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$ 7,767,000	$ 6,695,000
Accounts receivable, Trade	1,353,000	1,609,000
Prepaid income tax	327,000	405,000
Other short-term investments	400,000	400,000
Total Current Assets	9,847,000	9,109,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	20,405,000	20,395,000
Rental equipment	399,000	399,000
Gas gathering system	145,000	145,000
Other property and equipment	245,000	245,000
Total Property and Equipment	21,194,000	21,184,000
Accumulated depreciation and amortization	(10,161,000)	(9,896,000)
Total Property and Equipment, Net	11,033,000	11,288,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,580,000	1,580,000
Accumulated depreciation	(626,000)	(601,000)
Total Real Estate Property	1,642,000	1,667,000

Other Assets
Other long-term investments	1,200,000	1,200,000
Other assets	16,000	15,000
Total Other Assets	1,216,000	1,215,000
Total Assets	$ 23,738,000	$ 23,279,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Notes payable, current portion	$ 120,000	$ 120,000
Accounts payable and accrued liabilities	3,128,000	3,222,000
Tax savings benefit	97,000	97,000
Total Current Liabilities	3,345,000	3,439,000

Noncurrent Liabilities
Notes payable, long-term portion	690,000	720,000
Asset Retirement obligation	968,000	946,000
Total Noncurrent Liabilities	1,658,000	1,666,000

Deferred Income Tax Payable	2,625,000	2,806,000

Total Liabilities	7,628,000	7,911,000

Shareholders' Equity
Common Stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 7,660,803 shares outstanding at March 31, 2012; 7,677,471 shares issued and 7,660,803 shares outstanding at December 31, 2011.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury Stock, at cost	(8,000)	(8,000)
Retained earnings	15,098,000	14,356,000
Total Shareholder's Equity	16,110,000	15,368,000
Total Liabilities and Shareholders' Equity	$ 23,738,000	$ 23,279,000

The accompanying notes are an integral part of these statements.

(3)

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31	March 31
	2012	2011

Revenues
Oil and gas revenues	$ 1,758,000	$ 2,196,000
Revenue from lease operations	81,000	75,000
Gas gathering, compression, equip rental	32,000	39,000
Real estate rental income	68,000	113,000
Interest Income	18,000	17,000
Other	399,000	180,000
Total Revenues	2,356,000	2,620,000

Expenses
Lease operations	379,000	492,000
Production taxes, gathering and marketing	165,000	206,000
Pipeline and rental operations	6,000	2,000
Real estate operations	38,000	49,000
Depreciation and amortization	291,000	244,000
ARO accretion expense	8,000	12,000
General and administrative	822,000	750,000
Interest expense	8,000	15,000
Total Expenses	1,717,000	1,770,000
Income Before Income Tax	639,000	850,000

Current income tax provision (benefit)	78,000	79,000
Deferred income tax provision (benefit)	(181,000)	(37,000)
Total income tax provision (benefit)	(103,000)	42,000
Net Income	$ 742,000	$ 808,000

Earnings per Share of Common Stock
Basic and Diluted	$ 0.10	$ 0.10

Weighted Average Shares Outstanding
Basic and Diluted	7,660,803	7,640,803

The accompanying notes are an integral part of these statements.

(4)

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31	March 31
	2012	2011
Cash Flows from Operating Activities
Net Income	$ 742,000	$ 808,000
Reconciliation of net income to net cash
provided by operating activities
Depreciation and amortization	291,000	244,000
Accretion of asset retirement obligation	8,000	12,000
Changes in accounts receivable	256,000	(328,000)
Changes in prepaid income tax	78,000	419,000
Changes in accounts payable	(94,000)	212,000
Changes in asset retirement obligation	14,000
Changes in deferred tax payable	(181,000)	(37,000)
Other	(1,000)	-
Net cash provided by operating activities	1,113,000	1,330,000

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development costs	(10,000)	(358,000)
Purchase of other property and equipment	(1,000)	(1,000)
Net cash used by investing activities	(11,000)	(359,000)

Cash Flows from Financing Activities
Repayment of note payable to bank	(30,000)	(30,000)
Net cash used by financing activities	(30,000)	(30,000)
Increase (decrease) in cash	1,072,000	941,000

Cash at beginning of period	6,695,000	6,244,000

Cash at end of period	$ 7,767,000	$ 7,185,000

Interest paid in cash	$ 8,000	$ 15,000

The accompanying notes are an integral part of these statements.

(5)

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND ORGANIZATION

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended December 31, 2011 for further information.

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

Subsequent Events

The Company has evaluated subsequent events through the issuance date of this report of May 15, 2012.

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

(6)

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the factors listed and described at Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2011 (the “Form 10-K”).

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

(7)

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

Results of Operations

2012 Compared to 2011

Oil and gas revenues for the first quarter of 2012 were $1,758,000, as compared to $2,196,000 for the same period in 2011, a decrease of approximately $438,000 or 19.9%.

Natural gas revenues for the first three months of 2012 were $704,000 compared to $826,000 for the same period in 2011, a decrease of $122,000, or 14.8%. Natural gas sales volumes for the first quarter of 2012 were approximately 157,000 mcf compared to approximately 164,000 mcf during the first quarter of 2011, a decrease of approximately 7,000 mcf or 4.3%.

Average natural gas prices received were $4.23 per mcf in the first quarter of 2012 as compared to $4.98 per mcf in the first quarter of 2011, a decrease of approximately $0.75 per mcf or 15.1%.

Oil sales for the first three months of 2012 were approximately $1,054,000 compared to approximately $1,370,000 in the first quarter of 2011, a decrease of approximately $316,000 or 23.1%. Of this net decrease, approximately $462,000 is from a one time payment during the first quarter of 2011 of suspended oil revenues for several years from 2002 to 2011 from the working interest acquired in the Davis Heirs #1 well. The remaining difference is an increase of $146,000 between the two time periods. Oil sales volumes for the first quarter of 2012 were

(8)

approximately 10,400 bbls, compared to 19,600 bbls during the first quarter of 2011, a decrease of approximately 9,200 bbls, or 46.9%. Of this net decrease, approximately 8,865 bbls is from the one time payment of suspended oil revenues for several years from 2002 to 2011 from the working interest acquired in the Davis Heirs #1 well during the first quarter of 2011. Excluding the Davis Heirs #1 well, the oil volumes for the first quarter of 2011, were 10,735, a decrease of 335 bbls or 3.1%.

Average oil prices received were $100.99 per bbl in the first quarter of 2012 compared to $84.39 per bbl in the first three months of 2011, an increase of approximately $16.60 per bbl or 19.7%.

Revenue from lease operations was $81,000 in the first quarter of 2012 compared to $75,000 in the first quarter of 2011, an increase of $6,000 or 8.0%. This increase results from operator overhead income on operated wells acquired subsequent to the first quarter of 2011.

Revenue from gas gathering, compression and equipment rental for the first quarter of 2012 was $32,000 compared to $39,000 a decrease of $7,000 or 18.0%. The majority of this reduction is due to the decrease in gas volumes.

Real estate income was approximately $68,000 during the first quarter of 2012 compared to $113,000 for the first three months of 2011, a decrease of approximately $45,000, or 39.8%. This decrease was due primarily to some lease renewal incentives along with the expiration of a rental contract in late 2011 which was not renewed.

Interest income was $18,000 during the first quarter of 2012 as compared to $17,000 during the same period in 2011, an increase of approximately $1,000 or 5.9%.

Other income for the first three months of 2012 was $399,000 as compared to $180,000 for the same time period in 2011, an increase of $219,000 or 121.7%. This change is due primarily to the increase in cash received for a one time Farmout Agreement of $375,000 in the first quarter of 2012 over that of $155,000 received in the first quarter of 2011, an increase of $220,000 or 141.9%.

Lease operations expense in the first quarter of 2012 was $379,000 as compared to $492,000 in the first quarter of 2011, a net decrease of approximately $113,000, or 23.0%. Of this net decrease, approximately $60,000 was from reduced workover costs between the two periods. Additionally, $80,000 of the decrease is due to a one time payment covering expenses from 2002 to 2011 associated with the acquisition of the interest in the Davis Heirs #1 well during the first quarter of 2011. Finally, there was an increase in expenses of approximately $27,000 on properties operated by other companies.

Production taxes, gathering and marketing expenses in the first quarter of 2012 were approximately $165,000 as compared to $206,000 for the first quarter of 2011, a decrease of approximately $41,000 or 19.9%. This reduction is a result of the decrease in both oil and gas revenues.

Pipeline and rental operations expenses for the first quarter of 2012 were $6,000 compared to $2,000 for the same time period in 2011, an increase of $4,000. Of this increase, $2,000 is due to compressor repairs and maintenance. The remaining amount is due to an increase in signage and testing costs.

(9)

Real estate operations expense in the first quarter of 2012 was approximately $38,000 compared to $49,000 during the same period in 2011, a decrease of approximately $11,000 or 22.5%.

Depreciation, depletion, and amortization expense for the first quarter of 2012 was $291,000 as compared to $244,000 for the first quarter of 2011, an increase of $47,000, or 19.3%. $263,000 of the amount for the first quarter of 2012 was for amortization of the full cost pool of capitalized acquisition, exploration, and development costs as compared with $214,000 for the first quarter of 2011, an increase of $49,000 or 22.9%. The Company re-evaluated its proved oil and gas reserve quantities as of December 31, 2011. This re-evaluated reserve base was adjusted for the first quarter of 2012 as of March 31, 2012 by estimated variances in average prices of oil and gas that occurred during the period, and was reduced for oil and gas reserves that were produced or sold during the quarter. A depletion rate of 2.375% for the first quarter of 2012 was calculated and applied to the Company’s full cost pool of capitalized oil and gas properties as compared to 1.784% for the first quarter of 2011.

Asset Retirement Obligation (“ARO”) expense for the first three months of 2012 was approximately $8,000 as compared to approximately $12,000 for the same time period in 2011; a decrease of $4,000.

General and administrative costs for the first quarter of 2012 were approximately $822,000 as compared to approximately $750,000 for the first quarter of 2011, an increase of $72,000 or 9.6%.

Interest expense was approximately $8,000 for the first quarter of 2012 compared to approximately $15,000 for the same period in 2011, a decrease of approximately $7,000 or 46.7%. This is due to the continued reduction of the principal amount of the loan on the office building owned by the Company as interest on the note is calculated and paid based on the unpaid balance of the loan. In addition, according to the terms of the loan, the interest rate was redetermined effective December 27, 2011. The interest rate was changed from 6.11% annually to 3.61% annually.

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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

(10)

Part II - Other Information

Item 5. – Other Information

Texas Panhandle:

During the first quarter 2012, the Company participated for a non-operated 15.0% working interest with an 11.25% net revenue interest in the Pope 140 #3H well in Ochiltree County, Texas. The well was spud on February 21, 2012 and drilled to a depth of 10,988 ft. The well is expected to be completed in the second quarter of 2012.

East Texas:

During the fourth quarter of 2011, the Company elected to participate for a non-operated 5.0% working interest with a 3.75% net revenue interest in the Easterling #1H well in Leon County, Texas. The well was spud on January 6, 2012, drilled to a depth of 13,636 ft. and cased in the Woodbine Formation. The well is expected to be completed during the second quarter of 2012.

During the fourth quarter of 2011, the Company elected to participate for a non-operated 3.2425% working interest with a 2.431875% net revenue interest in the Patrick #1H well in Leon County, Texas. This well, located in the Halliday Field, was spud on October 29, 2011 and drilled to a depth of 14,872 ft. The well was completed in the Woodbine Formation and is producing from a perforated interval from 7,742 ft. – 14,692 ft. The well went into production during the first quarter of 2012 and produced at an average rate of 476 bopd, 182 mcfgpd, and 422 bswpd for the first full month.

The Giant Gas Unit #2 well was drilled and reached a total depth of 9,608 ft. in July 2010. Production casing was set to a depth of 9,605 ft. through the Travis Peak Formation. The well is currently shut-in.

South Texas:

During the third quarter of 2011, the Company drilled two wells (100% working interest and 60.83984% net revenue interest) on its Hynes Lease in Bee County, Texas. The Hynes #29R and #30R, both in the Papalote Field, were drilled and cased to test the Catahoula sands at an approximate depth of 3,450 ft. Both wells are expected to be completed in the second quarter of 2012.

Alabama:

During the fourth quarter of 2011, the Company elected to participate in the drilling of the Jones #28-6 well for a non-operated 10.2% working interest and a 7.653675% net revenue interest, in the Little Cedar Creek Field of Conecuh County, Alabama. The well was drilled to a total depth of 11,750 ft. and cased. The well was perforated from 11,385 ft. to 11,389 ft. in the Smackover Formation. The well went into production on January 26, 2012 with an initial rate of 98 bopd, 122 mcfgpd, and no water.

(11)

Oklahoma:

Effective January 1, 2012, the Company acquired a 22.6875% working interest and an 16.4681% net revenue interest the Weryackwe #1-28 well in Caddo County, Oklahoma, in the Apache Townsite Field. The well is producing approximately 42 mcfgpd and .4 bswpd from a perforated interval at 4,470 ft. – 4,702 ft. at the Arbuckle Formation.

For all of the above wells, the Company cautions that the initial production rates of a newly completed well or newly recompleted well or the production rates at the effective date of acquisition may not be an indicator of stabilized production rates or an indicator of the ultimate recoveries obtained.

(12)

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

(13)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPINDLETOP OIL & GAS CO.
(Registrant)

Date: May 15, 2012	By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

Date: May 15, 2012	By:/s/ Michelle H. Mazzini
Michelle H. Mazzini
Vice President, Secretary

Date: May 15, 2012	By:/s/ Robert E. Corbin
Robert E. Corbin
Controller, Principal Financial and
Accounting Officer

(14)

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

(15)

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

Date: May 15, 2012

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

(17)

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

Date: May 15, 2012

By:/s/ Robert E. Corbin
Robert E. Corbin
Controller, Principal Financial and
Accounting Officer

(18)

Exhibit 32.1

Certification Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Spindletop Oil & Gas Co. (the “Company”), on Form 10-Q for the quarter ended March 31, 2012 as filed with the Securities Exchange Commission on the date hereof (the “Report”), the undersigned Principal Executive Officer and Principal Financial and Accounting Officer of the Company, do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: May 15, 2012

By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

By:/s/ Robert E. Corbin
Robert E. Corbin
Controller, Principal Financial and
Accounting Officer

(19)