Form 10-Q/A
period 2012-03-31
SPINDLETOP OIL & GAS CO
filed 2012-05-17
CIK 867038

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

(1)

EXPLANATORY NOTE

The sole purpose of this amendment to our Quarterly Report Amendment No. 1 on form 10-Q for the quarterly period ended March 31, 2012, originally filed with the Securities and Exchange Commission on May 15, 2012, is to furnish Exhibit 101 to the Form 10-Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part I, Item 1 of the Form 10-Q.

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