Form 10-Q
period 2012-06-30
SPINDLETOP OIL & GAS CO
filed 2012-08-14
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value (Class)	7,660,803 (Outstanding at Aug 14, 2012)

(1)

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

FORM 10-Q

For the quarter ended June 30, 2012

Index to Consolidated Financial Statements and Schedules

Part I – Financial Information:	Page

Item 1. – Financial Statements

Consolidated Balance Sheets
June 30, 2012 (Unaudited) and December 31, 2011	3

Consolidated Statements of Operations (Unaudited)
Six Months Ended June 30, 2012 and 2011, and	4
Three Months Ended June 30, 2012 and 2011

Consolidated Statements of Cash Flow (Unaudited)
Six Months Ended June 30, 2012 and 2011	5

Notes to Consolidated Financial Statements	6

Item 2. – Management’s Discussion and Analysis of Financial
Condition and Results of Operations	6

Item 4. – Controls and Procedures	13

Part II – Other Information:

Item 5. – Other Information	13

Item 6. – Exhibits	15

(2)

Part I - Financial Information

Item 1. - Financial Statements

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$ 8,006,000	$ 6,695,000
Accounts receivable, Trade	1,625,000	1,609,000
Prepaid income tax	112,000	405,000
Other short-term investments	400,000	400,000
Total Current Assets	10,143,000	9,109,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	21,252,000	20,395,000
Rental equipment	399,000	399,000
Gas gathering system	145,000	145,000
Other property and equipment	251,000	245,000
Total Property and Equipment	22,047,000	21,184,000
Accumulated depreciation and amortization	(10,516,000)	(9,896,000)
Total Property and Equipment, Net	11,531,000	11,288,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,580,000	1,580,000
Accumulated depreciation	(651,000)	(601,000)
Total Real Estate Property	1,617,000	1,667,000

Other Assets
Other long-term investments	1,200,000	1,200,000
Other assets	15,000	15,000
Total Other Assets	1,215,000	1,215,000
Total Assets	$ 24,506,000	$ 23,279,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes payable, current portion	$ 120,000	$ 120,000
Accounts payable and accrued liabilities	3,084,000	3,222,000
Tax savings benefit	97,000	97,000
Total Current Liabilities	3,301,000	3,439,000

Noncurrent Liabilities
Notes payable, long-term portion	660,000	720,000
Asset Retirement obligation	991,000	946,000
Total Noncurrent Liabilities	1,651,000	1,666,000

Deferred Income Tax Payable	2,426,000	2,806,000

Total Liabilities	7,378,000	7,911,000

Shareholders' Equity
Common Stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 7,660,803 shares outstanding at June 30, 2012; 7,677,471 shares issued and 7,660,803 shares outstanding at December 31, 2011.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury Stock, at cost	(8,000)	(8,000)
Retained earnings	16,116,000	14,356,000
Total Shareholder's Equity	17,128,000	15,368,000
Total Liabilities and Shareholders' Equity	$ 24,506,000	$ 23,279,000
	-	-
The accompanying notes are an integral part of these statements.

(3)

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30	June 30	June 30	June 30
	2012	2011	2012	2011

Revenues
Oil and gas revenues	$ 3,973,000	$ 4,019,000	$ 2,215,000	$ 1,823,000
Revenue from lease operations	186,000	151,000	105,000	76,000
Gas gathering, compression, equip rental	73,000	78,000	41,000	39,000
Real estate rental income	130,000	227,000	62,000	114,000
Interest Income	38,000	31,000	20,000	14,000
Other	896,000	191,000	497,000	11,000
Total Revenues	5,296,000	4,697,000	2,940,000	2,077,000

Expenses
Lease operations	1,026,000	987,000	647,000	495,000
Production taxes, gathering and marketing	365,000	379,000	200,000	173,000
Pipeline and rental operations	12,000	5,000	6,000	3,000
Real estate operations	72,000	89,000	34,000	40,000
Depreciation and amortization	671,000	593,000	380,000	349,000
ARO accretion expense	17,000	24,000	9,000	12,000
General and administrative	1,594,000	1,470,000	772,000	720,000
Interest expense	15,000	28,000	7,000	13,000
Total Expenses	3,772,000	3,575,000	2,055,000	1,805,000
Income Before Income Tax	1,524,000	1,122,000	885,000	272,000

Current income tax provision (benefit)	144,000	(34,000)	66,000	(113,000)
Deferred income tax provision (benefit)	(380,000)	67,000	(199,000)	104,000
Total income tax provision (benefit)	(236,000)	33,000	(133,000)	(9,000)
Net Income	$ 1,760,000	$ 1,089,000	1,018,000	281,000

Earnings per Share of Common Stock
Basic and Diluted	$ 0.23	$ 0.14	$ 0.13	$ 0.04

Weighted Average Shares Outstanding
Basic and Diluted	7,660,803	7,640,803	7,660,803	7,640,803

The accompanying notes are an integral part of these statements.

(4)

SPINDLETOP OIL & GAS CO AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30	June 30
	2012	2011
Cash Flows from Operating Activities
Net Income	$ 1,760,000	$ 1,089,000
Reconciliation of net income to net cash
provided by operating activities
Depreciation and amortization	671,000	593,000
Accretion of asset retirement obligation	17,000	24,000
Changes in accounts receivable	(16,000)	52,000
Changes in prepaid income tax	293,000	306,000
Changes in accounts payable	(138,000)	359,000
Changes in asset retirement obligation	28,000
Changes in deferred tax payable	(380,000)	67,000
Net cash provided by operating activities	2,235,000	2,490,000

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development costs	(858,000)	(620,000)
Purchase of other property and equipment	(6,000)	(1,000)
Net cash used by investing activities	(864,000)	(621,000)

Cash Flows from Financing Activities
Repayment of note payable to bank	(60,000)	(60,000)
Net cash used by financing activities	(60,000)	(60,000)
Increase (decrease) in cash	1,311,000	1,809,000

Cash at beginning of period	6,695,000	6,244,000

Cash at end of period	$ 8,006,000	$ 8,053,000

Interest paid in cash	$ 15,000	$ 29,000

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

Subsequent Events

The Company has evaluated subsequent events through the issuance date of this report of August 14, 2012.

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

(6)

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

(7)

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

Results of Operations

Six months ended June 30, 2012 compared to six months ended June 30, 2011

Oil and gas revenues for the first six months of 2012 were $3,973,000, as compared to $4,019,000 for the same period in 2011, a decrease of approximately $46,000 or 1.1%.

Natural gas revenues for the first six months of 2012 were $1,318,000 compared to $1,734,000 for the same period in 2011, a decrease of $416,000, or 24.0%. Natural gas sales volumes for the first six months of 2012 were approximately 373,000 mcf compared to approximately 338,000 mcf during the first six months of 2011, an increase of approximately 35,000 mcf or 10.4%.

Average natural gas prices received were $3.97 per mcf in the first six months of 2012 as compared to $5.02 per mcf in the same time period in 2011, a decrease of approximately $1.05 per mcf or 20.9%. This reduction in natural gas prices is the primary reason for the overall reduction in natural gas revenues between the periods.

(8)

Oil sales for the first six months of 2012 were approximately $2,655,000 compared to approximately $2,285,000 for the first six months of 2011, an increase of approximately $370,000 or 16.2%. Oil sales volumes for the first six months of 2012 were approximately 25,000 bbls, compared to 28,000 bbls during the same period in 2011, a decrease of approximately 3,000 bbls, or 10.7%.

Average oil prices received were $103.97 per bbl in the first half of 2012 compared to $89.64 per bbl in the first half of 2011, an increase of approximately $14.33 per bbl or 16.0%. This increase in oil prices is the primary reason for the overall increase in oil revenues between the periods

Revenue from lease operations was $186,000 in the first six months of 2012 compared to $151,000 in the first six months of 2011, an increase of $35,000 or 23.2%. This increase results from operator overhead income and an increase in field operations supervision billed on operated wells during workovers.

Revenue from gas gathering, compression and equipment rental for the first six months of 2012 was $73,000 compared to $78,000 for the same period in 2011, a decrease of $5,000 or 6.4%.

Real estate income was approximately $130,000 during the first six months of 2012 compared to $227,000 for the first six months of 2011, a decrease of approximately $97,000, or 42.7%.

This decrease was due primarily to the expiration of a large lease contract in late 2011 which was not renewed along with some lease renewal incentives.

Interest income was $38,000 during the first six months of 2012 as compared to $31,000 during the same period in 2011, an increase of approximately $7,000 or 22.6%.

Other income for the first six months of 2012 was $896,000 as compared to $191,000 for the same time period in 2011, an increase of $705,000 or 369.1%. This change is due to the increase in cash received for farm-out agreements in the first six months of 2012 over those received in the first six months of 2011. From time to time, the Company farms out some of its leasehold acreage to non-affiliated third parties for exploration and development drilling. Generally, the Company receives a one-time payment for the agreement. The revenues from these farm-out agreements vary in size and frequency and should not be considered as regularly recurring revenues that the Company receives.

Lease operations expense in the first six months of 2012 was $1,026,000 as compared to $987,000 in the first six months of 2011, a net increase of approximately $39,000, or 4.0%. Of this net increase, approximately $60,000 was from increased workover costs between the two periods. In addition, there was an increase of approximately $35,000 on properties operated by other companies. These increases were offset by a one-time payment covering expenses from 2002 to 2011 associated with the acquisition of the working interest in the Davis Heirs #1 well during the first quarter of 2011.

Production taxes, gathering and marketing expenses in the first six months of 2012 were approximately $365,000 as compared to $379,000 for the first six months of 2011, a decrease of approximately $14,000, or 3.7%.

Pipeline and rental operations expenses for the first six months of 2012 were $12,000 compared to $5,000 for the same time period in 2011, an increase of $7,000. This is due to an increase in repairs and chemicals needed to maintain the equipment.

(9)

Real estate operations expense in the first six months of 2012 was approximately $72,000 compared to $89,000 during the same period in 2011, a decrease of approximately $17,000 or 19.1%. Utility and janitorial expenses for the commercial office building have been reduced between the two time periods.

Depreciation, depletion, and amortization for first six months of 2012 was $671,000 as compared to $593,000 for the same period in 2011, an increase of $78,000, or 13.2%. $614,000 of the amount for the first six months of 2012 was for amortization of the full cost pool of capitalized costs compared to $533,000 for the same period of 2011, an increase of $81,000 or 15.2%. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31, 2011. This re-evaluated reserve base was adjusted for the first six months as of June 30, 2012 by estimating variances in average prices of oil and natural gas that occurred during the period, adding estimated quantities of oil and natural gas reserves acquired during the period, and deducting oil and natural gas reserves that were produced or sold during the period. A depletion rate of 2.375% for the first quarter of 2012 and a depletion rate of 3.003% for the second quarter of 2012 were calculated and applied to the Company’s full cost pool of capitalized oil and natural gas properties compared to a total depletion rate of 4.321% for the first six months of 2011.

Asset Retirement Obligation (“ARO”) expense for the first six months of 2012 was approximately $17,000 as compared to approximately $24,000 for the same time period in 2011; a decrease of approximately $7,000.

General and administrative costs for the first six months of 2012 were approximately $1,594,000 as compared to approximately $1,470,000 for the same time period of 2011, an increase of $124,000 or 8.4%. The increase is due primarily to increases in personnel costs and benefits.

Interest expense was approximately $15,000 for the first six months of 2012 compared to approximately $28,000 for the same period in 2011, a decrease of approximately $13,000 or 8.4%. This is due to the continued reduction of the principal amount of the loan on the office building owned by the Company as interest on the note is calculated and paid based on the unpaid balance of the loan. In addition, according to the terms of the loan, the interest rate was re-determined effective December 27, 2011. The interest rate was changed from 6.11% annually to 3.61% annually.

Three months ended June 30, 2012 compared to three months ended June 30, 2011

Oil and natural gas revenues for the three months ended June 30, 2012 were $2,215,000, compared to $1,823,000 for the same time period in 2011, an increase of $392,000, or 21.5%.

Natural gas revenues for the second quarter of 2012 were $614,000 compared to $908,000 for the same period in 2011, a decrease of $294,000 or 32.4%. Natural gas volumes sold for the second quarter of 2012 were approximately 216,000 mcf compared to approximately 164,000 mcf during the same period of 2011, an increase of approximately 52,000 mcf, or 31.7%.

(10)

Average natural gas prices received were approximately $3.27 per mcf in the second quarter of 2012 as compared to approximately $5.28 per mcf during the same period in 2011, a decrease of approximately $2.01 or 38.1%. This reduction in natural gas prices is the primary reason for the overall reduction in natural gas revenues between the periods.

Oil sales for the second quarter of 2012 were approximately $1,601,000 compared to approximately $915,000 for the same period of 2011, an increase of approximately $686,000 or 75.0%. Oil volumes recorded for the second quarter of 2012 were approximately 14,600 bbls compared to approximately 8,400 bbls during the same period of 2011, an increase of 6,200 bbl or 73.8%. The Company recorded a one-time payment of approximately $725,000 of oil revenue from non-operated properties during the second quarter of 2012. These revenues covered production periods through the end of the second quarter 2012. Oil volumes recorded related to this one-time payment, were approximately 6,700 bbls.

Average oil prices received were approximately $104.75 per bbl in the second quarter of 2012 compared to $99.12 per bbl during the same period of 2011, an increase of approximately $5.63 per bbl, or 5.7%. The average price of $104.75 per bbl includes an average price of $108.21 per bbl from the one-time payment described above.

Revenue from lease operations for the second quarter of 2012 was approximately $105,000 compared to approximately $76,000 for the second quarter of 2011, an increase of $29,000 or 38.2%. This increase results from operator overhead income and an increase in field operations supervision billed on operated wells during workovers.

Revenue from gas gathering, compression and equipment rental for the second quarter of 2012 was approximately $41,000, compared to approximately $39,000, an increase of $2,000 or 5.1% for the same period in 2011.

Real estate income was approximately $62,000 during the second quarter of 2012 compared to $114,000 for the same time period of 2011, a decrease of approximately $52,000, or 45.6%. This decrease was due primarily to the expiration of a large lease contract in late 2011 which was not renewed along with some lease renewal incentives.

Interest income for the second quarter of 2012 was approximately $20,000 as compared with approximately $14,000 for the same period in 2011, an increase of approximately $6,000 or 42.9%.

Other income for second quarter of 2012 was approximately $497,000 as compared with approximately $11,000 for the same period in 2011, an increase of approximately $486,000. This change is due to the increase in cash received for farm-out agreements in the second quarter of 2012 over those received in the same period of 2011. From time to time, the Company farms out some of its leasehold acreage to non-affiliated third parties for exploration and development drilling. Generally, the Company receives a one-time payment for the agreement. The revenues from these farm-out agreements vary in size and frequency and should not be considered as regularly recurring revenues that the Company receives.

Lease operating expenses in the second quarter of 2012 were $647,000 as compared to $495,000 for the same period in 2011, a net increase of approximately $152,000, or 30.7%. This net increase is due primarily from increased workover costs and general increase in the cost of operations between the two periods.

(11)

Production taxes, gathering, transportation and marketing expenses for the second quarter of 2012 were approximately $200,000 as compared to $173,000 during the second quarter of 2011, a net increase of approximately $27,000 or 15.6%.

Pipeline and rental operations for the second quarter of 2012 were $6,000 compared to $3,000 for the same time period in 2011. This is due to an increase in repairs and chemicals needed to maintain the equipment.

Real estate expenses during the second quarter 2012 were approximately $34,000 compared to approximately $40,000 for the same period in 2011, a decrease of $6,000 or 15.0%. Utility and janitorial expenses on the commercial office building have been reduced between these two time periods.

Depreciation, depletion, and amortization for the second quarter of 2012 was $380,000 as compared to $349,000 for the same period in 2011, an increase of $31,000, or 8.9%. $351,000 of the amount for the second quarter of 2012 was for amortization of the full cost pool of capitalized costs compared to $313,000 for the second quarter of 2011, an increase of $38,000 or 12.14%. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31, 2011. This re-evaluated reserve base was adjusted for the first six months as of June 30, 2012 by estimating variances in average prices of oil and natural gas that occurred during the period, adding estimated quantities of oil and natural gas reserves acquired during the period, and deducting oil and natural gas reserves that were produced or sold during the period. A depletion rate of 2.375% for the first quarter of 2012 and a depletion rate of 3.003% for the second quarter of 2012 was calculated and applied to the Company’s full cost pool of capitalized oil and natural gas properties compared to a total depletion rate of 4.321% for the first six months of 2011.

Asset Retirement Obligation (“ARO”) expense for the second quarter of 2012 was approximately $9,000 as compared to approximately $12,000 for the same time period in 2011; a decrease of approximately $3,000.

General and administrative costs for the second quarter of 2012 were $772,000 compared to $720,000 for the same period in 2011, an increase of approximately $52,000 or 7.2%. The increase is due primarily to increases in personnel costs and benefits.

Interest expense was approximately $7,000 for the second quarter of 2012 compared to approximately $13,000 for the same period in 2011, a decrease of approximately $6,000. This is due to the continued reduction of the principal amount of the loan on the office building owned by the Company as interest on the note is calculated and paid based on the unpaid balance of the loan. In addition, according to the terms of the loan, the interest rate was re-determined effective December 27, 2011. The interest rate was changed from 6.11% annually to 3.61% annually.

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

(12)

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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Part II - Other Information

Item 5. – Other Information

Texas Panhandle

During the first quarter of 2012, the Company participated for a 15% non-operated working interest in the Pope 140-3H well in Ochiltree County, Texas. The well was spudded on February 21, 2012 and drilled to a depth of 10,988 ft. During the second quarter, the well was completed in the Cleveland Sand. The well had initial potential flowing (IPF) of 198 bopd, 1,685 mcfgpd and 357 bswpd on April 24, 2012.

East Texas

During the second quarter, the Easterling #1H well located in Leon County was completed in the Woodbine Formation. The well had an initial potential flowing (IPF) of 516 bopd, 1 mcfgpd and 643 bswpd. The Company owns a 5% non-operated working interest with a 3.75% net revenue interest in this well.

On June 29, 2012 the A. M. Easterling-Gresham SA #1H well was spudded. The well reached TD depth of 14,274 ft. on July 21, 2012. The well was cased and awaits completion in the Woodbine Formation.

(13)

South Texas

During the third quarter of 2011, the Company drilled two wells (100% working interest and 60.83984% net revenue interest) on its Hynes Lease in Bee County, Texas. The Hynes #29R and #30R, both in the Papalote Field, were drilled and cased to test the Catahoula sands at an approximate depth of 3,453 ft. Both wells are currently shut-in.

Alabama

Effective April 11, 2012, the Company participated for a 10.2049% non-operated working interest and 7.653675% net revenue interest in the drilling of the Cedar Creek Land and Timber 28-15 #1 well in the Brooklyn Field in Conecuh, Alabama. This well was drilled to a total depth of 11,745 ft. and cased. The well is currently being completed in the Smackover Formation.

Montana

Effective June 1, 2012, the Company acquired a 7.4031% working interest and a 5.9225% net revenue interest in the Hage #44-20 well in Roosevelt County, Montana, in the Diamond Point Field. The well is producing approximately 10 bopd and 261 bswpd from a perforated interval of the Red River Formation.

Also, effective June 1, 2012, the Company acquired a 7.4031% working interest and a 5.9225% net revenue interest in the Consolidated State #42-20 well in Roosevelt County, Montana, in the Diamond Point Field. The well is producing approximately 22 bopd, 7 mcfgpd, and 408 bswpd from perforated intervals of the Interlake and Red River Formations.

The Company also acquired a 7.4031% working interest in the Consolidated State SWD well in Roosevelt County, Montana, in the Diamond Point Field. The well is being utilized to dispose of produced water from the State #42-20 and the Hage #44-20 wells.

For all of the above wells, the Company cautions that the initial production rates of a newly completed well or newly recompleted well or the production rates at the effective date of acquisition may not be an indicator of stabilized production rates or an indicator of the ultimate recoveries obtained.

(14)

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

(15)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPINDLETOP OIL & GAS CO.

(Registrant)

SPINDLETOP OIL & GAS CO.
(Registrant)

Date: August 14, 2012	By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

Date: August 14, 2012	By:/s/ Michelle H. Mazzini
Michelle H. Mazzini
Vice President, Secretary

Date: August 14, 2012	By:/s/ Robert E. Corbin
Robert E. Corbin
Controller, Principal Financial and
Accounting Officer

(16)

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

Date: August 14, 2012

By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

(17)

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

Date: August 14, 2012

By:/s/ Robert E. Corbin
Robert E. Corbin
Controller, Principal Financial and
Accounting Officer

(18)

Exhibit 32.1

Certification Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Spindletop Oil & Gas Co. (the “Company”), on Form 10-Q for the quarter ended June 30, 2012 as filed with the Securities Exchange Commission on the date hereof (the “Report”), the undersigned Principal Executive Officer and Principal Financial and Accounting Officer of the Company, do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: August 14, 2012

By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

By:/s/ Robert E. Corbin
Robert E. Corbin
Controller, Principal Financial and
Accounting Officer

(19)