Form 10-Q
period 2012-09-30
SPINDLETOP OIL & GAS CO
filed 2012-11-14
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value (Class)	6,960,803 (Outstanding at November 14, 2012)

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

FORM 10-Q

For the quarter ended September 30, 2012

Index to Consolidated Financial Statements and Schedules

Part I – Financial Information:	Page

Item 1. – Financial Statements

Consolidated Balance Sheets
September 30, 2012 (Unaudited) and December 31, 2011	3

Consolidated Statements of Operations (Unaudited)
Nine Months Ended September 30, 2012 and 2011
Three Months Ended September 30, 2012 and 2011	4

Consolidated Statements of Cash Flow (Unaudited)
Nine Months Ended September 30, 2012 and 2011	5

Notes to Consolidated Financial Statements	6

Item 2. – Management’s Discussion and Analysis of Financial
Condition and Results of Operations	6

Item 4. – Controls and Procedures	13

Part II – Other Information:

Item 5. – Other Information	14

Item 6. – Exhibits	15

Part I - Financial Information

Item 1. - Financial Statements

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$ 8,173,000	$ 6,695,000
Accounts receivable, Trade	1,263,000	1,609,000
Prepaid income tax	109,000	405,000
Other short-term investments	400,000	400,000
Total Current Assets	9,945,000	9,109,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	22,751,000	20,395,000
Rental equipment	399,000	399,000
Gas gathering system	145,000	145,000
Other property and equipment	251,000	245,000
Total Property and Equipment	23,546,000	21,184,000
Accumulated depreciation and amortization	(10,816,000)	(9,896,000)
Total Property and Equipment, Net	12,730,000	11,288,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,580,000	1,580,000
Accumulated depreciation	(640,000)	(601,000)
Total Real Estate Property	1,628,000	1,667,000

Other Assets
Other long-term investments	1,200,000	1,200,000
Other assets	-	15,000
Total Other Assets	1,200,000	1,215,000
Total Assets	$ 25,503,000	$ 23,279,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Notes payable, current portion	$ 120,000	$ 120,000
Accounts payable and accrued liabilities	3,458,000	3,222,000
Tax savings benefit	97,000	97,000
Total Current Liabilities	3,675,000	3,439,000

Noncurrent Liabilities
Notes payable, long-term portion	630,000	720,000
Asset Retirement obligation	1,014,000	946,000
Total Noncurrent Liabilities	1,644,000	1,666,000

Deferred Income Tax Payable	2,336,000	2,806,000

Total Liabilities	7,655,000	7,911,000

Shareholders' Equity
Common Stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 7,660,803 shares outstanding at September 30, 2012; 7,677,471 shares issued and 7,660,803 shares outstanding at December 31, 2011.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury Stock, at cost	(8,000)	(8,000)
Retained earnings	16,836,000	14,356,000
Total Shareholder's Equity	17,848,000	15,368,000
Total Liabilities and Shareholders' Equity	$ 25,503,000	$ 23,279,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30	September 30	September 30	September 30
	2012	2011	2012	2011

Revenues
Oil and gas revenues	$ 6,051,000	$ 5,792,000	$ 2,078,000	$ 1,773,000
Revenue from lease operations	268,000	215,000	82,000	64,000
Gas gathering, compression, equip rental	106,000	133,000	33,000	55,000
Real estate rental income	186,000	344,000	56,000	117,000
Interest Income	59,000	54,000	21,000	23,000
Other	1,187,000	199,000	291,000	8,000
Total Revenues	7,857,000	6,737,000	2,561,000	2,040,000

Expenses
Lease operations	1,685,000	1,538,000	659,000	551,000
Production taxes, gathering and marketing	558,000	579,000	193,000	200,000
Pipeline and rental operations	21,000	17,000	9,000	12,000
Real estate operations	111,000	134,000	39,000	45,000
Depreciation and amortization	959,000	832,000	288,000	239,000
ARO accretion expense	25,000	36,000	8,000	12,000
General and administrative	2,319,000	2,171,000	725,000	701,000
Interest expense	22,000	42,000	7,000	14,000
Total Expenses	5,700,000	5,349,000	1,928,000	1,774,000
Income Before Income Tax	2,157,000	1,388,000	633,000	266,000

Current income tax provision (benefit)	147,000	(22,000)	3,000	12,000
Deferred income tax provision (benefit)	(470,000)	57,000	(90,000)	(10,000)
Total income tax provision (benefit)	(323,000)	35,000	(87,000)	2,000
Net Income	$ 2,480,000	$ 1,353,000	720,000	264,000

Earnings per Share of Common Stock
Basic and Diluted	$ 0.32	$ 0.18	$ 0.09	$ 0.03

Weighted Average Shares Outstanding
Basic and Diluted	7,660,803	7,643,066	7,660,803	7,647,470

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30	September 30
	2012	2011
Cash Flows from Operating Activities
Net Income	$ 2,480,000	$ 1,353,000
Reconciliation of net income to net cash
provided by operating activities
Depreciation and amortization	959,000	832,000
Accretion of asset retirement obligation	25,000	36,000
Non-cash employee compensation paid with treasury stock	-	17,000
Changes in accounts receivable	346,000	(71,000)
Changes in prepaid income tax	296,000	268,000
Changes in accounts payable	236,000	422,000
Changes in asset retirement obligation	43,000
Changes in deferred tax payable	(470,000)	57,000
Other	15,000	-
Net cash provided by operating activities	3,930,000	2,914,000

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development costs	(2,356,000)	(863,000)
Purchase of other property and equipment	(6,000)
Purchase of other short-term investments	-	100,000
Purchase of other long-term investments	-	(300,000)
Capitalized tenant improvements and broker fees	-	(1,000)

Net cash used by investing activities	(2,362,000)	(1,064,000)

Cash Flows from Financing Activities
Repayment of note payable to bank	(90,000)	(90,000)
Net cash used by financing activities	(90,000)	(90,000)
Increase (decrease) in cash	1,478,000	1,760,000

Cash at beginning of period	6,695,000	6,244,000

Cash at end of period	$ 8,173,000	$ 8,004,000

Interest paid in cash	$ 22,000	$ 43,000

Income taxes paid	$ -	$ 150,000

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

Subsequent Events

Effective October 30, 2012, the Company acquired 700,000 shares of its common stock in a “block” purchase for a total of $1,491,000 ($2.13 per share). The acquired shares are being held as Treasury Stock.

The Company has evaluated subsequent events through the issuance date of this report of November 14, 2012.

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

Results of Operations

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011

Oil and gas revenues for the first nine months of 2012 were $6,051,000, as compared to $5,792,000 for the same period in 2011, an increase of approximately $259,000 or 4.5%.

Natural gas revenues for the first nine months of 2012 were $2,051,000 compared to $2,693,000 for the same period in 2011, a decrease of $642,000, or 23.8%. Natural gas sales volumes for the first nine months of 2012 were approximately 568,000 mcf compared to approximately 515,000 mcf during the first nine months of 2011, an increase of approximately 53,000 mcf or 10.3%.

Average natural gas prices received were $3.55 per mcf in the first nine months of 2012 as compared to $5.21 per mcf in the same time period in 2011, a decrease of approximately $1.66 per mcf or 31.9%. This reduction in natural gas prices is the primary reason for the overall reduction in natural gas revenues between the periods.

Oil sales for the first nine months of 2012 were approximately $4,000,000 compared to approximately $3,099,000 for the first nine months of 2011, an increase of approximately $901,000 or 29.1%. Oil sales volumes for the first nine months of 2012 were approximately 41,000 bbls, compared to 39,000 bbls during the same period in 2011, an increase of approximately 2,000 bbls, or 5.1%.

Average oil prices received were $99.39 per bbl in the first nine months of 2012 compared to $79.23 per bbl in the first nine months of 2011, an increase of approximately $20.16 per bbl or 25.4%. This increase in oil prices is the primary reason for the overall increase in oil revenues between the periods.

Revenue from lease operations was $268,000 in the first nine months of 2012 compared to $215,000 in the first nine months of 2011, an increase of $53,000 or 24.6%. This increase results from operator overhead income and an increase in field operations supervision billed on operated wells during workovers.

Revenue from gas gathering, compression and equipment rental for the first nine months of 2012 was $106,000 compared to $133,000 for the same period in 2011, a decrease of $27,000 or 20.3% resulting from lower natural gas volumes processed through the gathering systems.

Real estate income was approximately $186,000 during the first nine months of 2012 compared to $344,000 for the first nine months of 2011, a decrease of approximately $158,000, or 45.9%.

This decrease was due primarily to the expiration of a large lease contract in late 2011 which was not renewed along with some lease renewal incentives.

Interest income was $59,000 during the first nine months of 2012 as compared to $54,000 during the same period in 2011, an increase of approximately $5,000 or 9.3%.

Other income for the first nine months of 2012 was $1,187,000 as compared to $199,000 for the same time period in 2011, an increase of $988,000. This change is due primarily to the increase in cash received for farm-out agreements in the first nine months of 2012 over that received in the first nine months of 2011. From time to time, the Company farms out some of its leasehold acreage to non-affiliated third parties for exploration and development drilling. Generally, the Company receives a one-time payment for the agreement. The revenues from these farm-out agreements vary in size and frequency and should not be considered as regularly recurring revenues that the Company receives.

Lease operations expense in the first nine months of 2012 was $1,685,000 as compared to $1,538,000 in the first nine months of 2011, a net increase of approximately $147,000, or 9.6%. Of this net increase, approximately $88,000 is due to increased workover activity, approximately $41,000 is due to new properties added since 2011, and a reduction of approximately $75,000 is due to a decrease in expenses from non-operated properties. The remaining $93,000 represents net increases and decreases on various properties due to general price increases and changes in levels of workover activity. These increases were offset by a one-time payment covering expenses from 2002 to 2011 associated with the acquisition of the working interest in the Davis Heirs #1 well during the first quarter of 2011.

Production taxes, gathering and marketing expenses in the first nine months of 2012 were approximately $558,000 as compared to $579,000 for the first nine months of 2011, a decrease of approximately $21,000, or 3.6%.

Pipeline and rental operations expenses for the first nine months of 2012 were $21,000 compared to $17,000 for the same time period in 2011, an increase of $4,000 or 23.5%. This is due to an increase in repairs and chemicals needed to maintain the equipment.

Real estate operations expense in the first nine months of 2012 was approximately $111,000 compared to $134,000 during the same period in 2011, a decrease of approximately $23,000 or 17.2%. Utility and janitorial expenses for the commercial office building have been reduced between the two time periods due to the lower occupancy rate in the Company’s office building.

Depreciation, depletion, and amortization for first nine months of 2012 was $959,000 as compared to $832,000 for the same period in 2011, an increase of $127,000, or 15.3%. Of the amount for the first nine months of 2012, $910,000 was for amortization of the full cost pool of capitalized costs compared to $742,000 for the same period of 2011, an increase of $168,000 or 22.6%. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31, 2011. This re-evaluated reserve base was adjusted for the first nine months as of September 30, 2012 by estimating variances in average prices of oil and natural gas that occurred during the period, adding estimated quantities of oil and natural gas reserves acquired during the period, and deducting oil and natural gas reserves that were produced or sold during the period. A depletion rate of 2.375% for the first quarter of 2012, a depletion rate of 3.003% for the second quarter of 2012, and a depletion rate of 1.758% for the third quarter of 2012 (7.136% total for the nine month period) were calculated and applied to the Company’s full cost pool of capitalized oil and natural gas properties compared to a total depletion rate of 5.913% for the first nine months of 2011.

Asset Retirement Obligation (“ARO”) expense for the first nine months of 2012 was approximately $25,000 as compared to approximately $36,000 for the same time period in 2011; a decrease of approximately $11,000 or 30.6%.

General and administrative costs for the first nine months of 2012 were approximately $2,319,000 as compared to approximately $2,171,000 for the same time period of 2011, an increase of $148,000 or 6.8%. The increase is due primarily to increases in personnel costs and benefits.

Interest expense was approximately $22,000 for the first nine months of 2012 compared to approximately $42,000 for the same period in 2011, a decrease of approximately $20,000 or 47.6%. This is due to the continued reduction of the principal amount of the loan on the office building owned by the Company as interest on the note is calculated and paid based on the unpaid balance of the loan. In addition, according to the terms of the loan, the interest rate was re-determined effective December 27, 2011. The interest rate was changed from 6.11% annually to 3.61% annually.

Three months ended September 30, 2012 compared to three months ended September 30, 2011

Oil and natural gas revenues for the three months ended September 30, 2012 were $2,078,000, compared to $1,773,000 for the same time period in 2011, an increase of $305,000, or 17.2%.

Natural gas revenues for the third quarter of 2012 were $733,000 compared to $959,000 for the same period in 2011, a decrease of $226,000 or 23.6%. Natural gas volumes sold for the third quarter of 2012 were approximately 195,000 mcf compared to approximately 167,000 mcf during the same period in 2011, an increase of approximately 28,000 mcf, or 16.8%.

Average natural gas prices received were approximately $3.44 per mcf in the third quarter of 2012 as compared to approximately $5.32 per mcf during the same period in 2011, a decrease of approximately $1.88 or 35.3%. This reduction in natural gas prices is the primary reason for the overall reduction in natural gas revenues between the periods.

Oil sales for the third quarter of 2012 were approximately $1,345,000 compared to approximately $814,000 for the same period of 2011, an increase of approximately $531,000 or 65.2%. Oil volumes recorded for the third quarter of 2012 were approximately 16,000 bbls compared to approximately 8,600 bbls during the same period of 2011, an increase of 7,400 bbl or 86.1%. This increase is due primarily to receiving first payments covering several production months on new, non-operated properties.

Average oil prices received were approximately $96.13 per bbl in the third quarter of 2012 compared to $84.25 per bbl during the same period of 2011, an increase of approximately $11.88 per bbl, or 14.1%.

Revenue from lease operations for the third quarter of 2012 was approximately $82,000 compared to approximately $64,000 for the third quarter of 2011, an increase of $18,000 or 28.1%. This increase results from operator overhead income and an increase in field operations supervision billed on operated wells during workovers.

Revenue from gas gathering, compression and equipment rental for the third quarter of 2012 was approximately $33,000, compared to approximately $55,000, a decrease of $22,000 or 40.0% for the same period in 2011 resulting from lower natural gas volumes processed through the gathering systems.

Real estate income was approximately $56,000 during the third quarter of 2012 compared to $117,000 for the same time period of 2011, a decrease of approximately $61,000, or 52.1%. This decrease was due primarily to the expiration of a large lease contract in late 2011 which was not renewed along with some lease renewal incentives.

Interest income for the third quarter of 2012 was approximately $21,000 as compared with approximately $23,000 for the same period in 2011, a decrease of approximately $2,000 or 8.7%.

Other income for third quarter of 2012 was approximately $291,000 as compared with approximately $8,000 for the same period in 2011, an increase of approximately $283,000. This change is due to the increase in cash received for farm-out agreements in the third quarter of 2012 over that received in the same period of 2011. From time to time, the Company farms out some of its leasehold acreage to non-affiliated third parties for exploration and development drilling. Generally, the Company receives a one-time payment for the agreement. The revenues from these farm-out agreements vary in size and frequency and should not be considered as regularly recurring revenues that the Company receives.

Lease operations expense in the third quarter of 2012 was $659,000 as compared to $551,000 for the same period in 2011, a net increase of approximately $108,000, or 19.6%. Of this net increase, approximately $43,000 is due to increased workover activity, approximately $17,000 is due to new properties added since 2011, and approximately $13,000 is due to an increase in expenses from non-operated properties. The remaining $35,000 represents net increases and decreases on various properties due to general price increases and changes in levels of workover activity.

Production taxes, gathering, transportation and marketing expenses for the third quarter of 2012 were approximately $193,000 as compared to $200,000 during the third quarter of 2011, a net decrease of approximately $7,000 or 3.5%.

Pipeline and rental operations for the third quarter of 2012 were $9,000 compared to $12,000 for the same time period in 2011, a decrease of $3,000 or 25%.

Real estate expenses during the third quarter 2012 were approximately $39,000 compared to approximately $45,000 for the same period in 2011, a decrease of $6,000 or 13.3%. Utility and janitorial expenses on the commercial office building have been reduced between these two time periods due to the lower occupancy rate in the Company’s office building.

Depreciation, depletion, and amortization for the third quarter of 2012 was $288,000 as compared to $239,000 for the same period in 2011, an increase of $49,000, or 20.5%. Of the amount for the third quarter of 2012, $296,000 was for amortization of the full cost pool of capitalized costs compared to $209,000 for the third quarter of 2011, an increase of $87,000 or 41.6%. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31, 2011. This re-evaluated reserve base was adjusted for the first nine months as of September 30, 2012 by estimating variances in average prices of oil and natural gas that occurred during the period, adding estimated quantities of oil and natural gas reserves acquired during the period, and deducting oil and natural gas reserves that were produced or sold during the period. A depletion rate of 2.375% for the first quarter of 2012, a depletion rate of 3.003% for the second quarter of 2012, and a depletion rate of 1.758% for the third quarter of 2012 (7.136% total for the nine month period) was calculated and applied to the Company’s full cost pool of capitalized oil and natural gas properties compared to a total depletion rate of 5.913% for the first nine months of 2011.

Asset Retirement Obligation (“ARO”) expense for the third quarter of 2012 was approximately $8,000 as compared to approximately $12,000 for the same time period in 2011; a decrease of approximately $4,000 or 33.3%.

General and administrative costs for the third quarter of 2012 were $725,000 compared to $701,000 for the same period in 2011, an increase of approximately $24,000 or 3.4%.

Interest expense was approximately $7,000 for the third quarter of 2012 compared to approximately $14,000 for the same period in 2011, a decrease of approximately $7,000, or 50%. This is due to the continued reduction of the principal amount of the loan on the office building owned by the Company as interest on the note is calculated and paid based on the unpaid balance of the loan. In addition, according to the terms of the loan, the interest rate was re-determined effective December 27, 2011. The interest rate was changed from 6.11% annually to 3.61% annually.

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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Part II - Other Information

Item 5. – Other Information

East Texas

On June 29, 2012, the A. M. Easterling-Gresham SA #1H well was spudded in the Halliday (Woodbine) field of Leon Co., Texas. The well reached total measured depth of 14,274 ft. on July 21, 2012. During the third quarter, the well was cased and completed in the Woodbine Formation. The operator of the well has reported that the well tested on a 32/64th choke at a rate of 919 bopd & 139 mcfgpd from the Woodbine formation. The well has a 6,730 ft. lateral and was completed with 24 stages of fracturing. The Company owns a non-operated 14.5833% working interest and a 10.9375% net revenue interest in the well.

On August 8, 2012, the Keeling #1H well was spudded in the Halliday (Woodbine) field of Leon Co., Texas. The well reached a total depth of 15,985 ft. The well was cased to a depth of 14,072 ft. on September 15, 2012, and is currently being completed.

North Texas

Effective July 1, 2012, the Company acquired operations and a 100% working interest and 80.576743% net revenue interest in five wells in the Newark E. (Barnett Shale) field of Denton County, Texas. The Wyatt #1 through #5 wells were producing at a rate of 40 mcfgpd, 59 mcfgpd, 48 mcfgpd, 62 mcfgpd and 77 mcfgpd, respectively, as of the effective date. All five wells produce from the Barnett Shale Formation.

Alabama

Effective April 11, 2012, the Company participated for a 10.2049% non-operated working interest and 7.653675% net revenue interest in the drilling of the Cedar Creek Land and Timber 28-15 #1 well in the Little Cedar Creek Field in Conecuh, Alabama. This well was drilled to a total depth of 11,745 ft. and completed on July 31, 2012, in the Smackover Formation. On August 24, 2012, the well was flow tested at a rate of 351 bopd and 401 mcfgpd and no water on an 18/64th choke with FTP of 380 psi.

Effective July 30, 2012, the Company participated for a 10.2049% non-operated working interest and 7.653675% net revenue interest in the drilling of the Cedar Creek Land and Timber 27-13 #1 well in the Little Cedar Creek Field in Conecuh, Alabama. This well was drilled to a total depth of 11,800 ft. and was cased on September 3, 2012. The well was perforated in the Smackover from 11,480-11,490 ft. then acidized with 2,000 gals of 15% FE acid. The well was swab tested at a rate of 3.2 boph with no water. The well is currently shut-in and is waiting to be fractured.

For all of the above wells, the Company cautions that the initial production rates of a newly completed well or a newly recompleted well or the production rates at the effective date of acquisition may not be an indicator of stabilized production rates or an indicator of the ultimate recoveries obtained.

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

SPINDLETOP OIL & GAS CO.
(Registrant)

Date: November 14, 2012	By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

Date: November 14, 2012	By:/s/ Michelle H. Mazzini
Michelle H. Mazzini
Vice President, Secretary

Date: November 14, 2012	By:/s/ Robert E. Corbin
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

Date: November 14, 2012

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

Date: November 14, 2012

By:/s/ Robert E. Corbin
Robert E. Corbin
Controller, Principal Financial and
Accounting Officer

Exhibit 32.1

Certification Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Spindletop Oil & Gas Co. (the “Company”), on Form 10-Q for the quarter ended September 30, 2012 as filed with the Securities Exchange Commission on the date hereof (the “Report”), the undersigned Principal Executive Officer and Principal Financial and Accounting Officer of the Company, do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: November 14, 2012

By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

By:/s/ Robert E. Corbin
Robert E. Corbin
Controller, Principal Financial and
Accounting Officer

