Form 10-K
period 2012-12-31
SPINDLETOP OIL & GAS CO
filed 2013-04-15
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-18774

SPINDLETOP OIL & GAS CO.

(Exact name of registrant as specified in its charter)

Texas	75-2063001
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12850 Spurling Rd., Suite 200, Dallas, TX	75230
(Address of principal executive offices)	(Zip Code)

(972) 644-2581
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
None	N/A

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

$3,661,341 based upon a total of 1,760,260 shares held as of June 30, 2012 by persons believed to be non-affiliates of the Registrant; the basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, that such calculation, if made as of a date within 60 days of this filing, would yield a different value.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value	6,936,269
(Class)	(Outstanding at April 1 2013)

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

From 2003 through the fourth quarter of 2008, we returned our focus to a strategy of development drilling with an emphasis on our Barnett Shale acreage. Since 2009, we split our focus by looking for value-priced acquisitions combined with development drilling prospects. In the current economic climate, we are continuing our efforts to acquire producing properties and taking a more conservative approach to development of our leasehold acreage. We are looking at growth through acquisitions and limited drilling. With current lower natural gas prices and high costs to produce, we believe that it is prudent to carefully evaluate all our options and make sure that each transaction can be supported in today’s lower price environment.

Strategic Business Plans

One of our key strategies is to enhance shareholder value through implementation of plans for controlled growth and development. The Company's long-term focus is to grow its oil and gas production through a strategic combination of selected property acquisitions, to the extent feasible, and an exploration and development program primarily based on developing its leasehold acreage. Additionally, the Company plans to continue to rework existing wells to increase production and reserves.

The Company's primary area of operation has been in the State of Texas with an emphasis in the geological province known as the Fort Worth Basin. We plan to continue to focus on operations in Texas, and we want to capitalize on our strengths which include an extensive knowledge of the various reservoirs in Texas, experience in operations in this geographic area, development of lease holdings, and utilization of existing infrastructure to minimize costs.

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

The Company holds approximately 96,925 gross acres under lease in 15 states. The majority of the leases are held by production. A breakout of the Company’s leasehold acreage by geographic area is as follows:

	Operated		Non-Operated				Percent
	Properties		Properties		Total		of Total
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Geographic Area	Acres	Acres	Acres	Acres	Acres	Acres	Acres	Acres
North Texas (1)	7,700	7,184	2,254	236	9,954	7,420	10.27%	34.14%
East Texas	2,802	2,342	9,654	744	12,456	3,086	12.85%	14.20%
Gulf Coast Texas	3,943	2,345	2,930	223	6,873	2,568	7.09%	11.82%
West Texas	1,109	821	2,664	109	3,773	930	3.89%	4.28%
Texas Panhandle	680	680	1,360	80	2,040	760	2.10%	3.50%
Alabama	1,160	634	2,509	183	3,669	817	3.79%	3.76%
Arkansas	2,296	1,960	4,329	116	6,625	2,076	6.84%	9.55%
Louisiana	838	551	2,938	138	3,776	689	3.90%	3.17%
New Mexico	1,684	997	360	4	2,044	1,001	2.11%	4.61%
Oklahoma	317	184	33,405	1,020	33,722	1,204	34.79%	5.54%
California	—		892	6	892	6	0.92%	0.03%
Colorado	—		1,200	64	1,200	64	1.24%	0.29%
Kansas	—		640	184	640	184	0.66%	0.85%
Michigan	—		240	6	240	6	0.25%	0.03%
Mississippi	—		140	6	140	6	0.14%	0.03%
Montana	—		3,090	152	3,090	152	3.19%	0.70%
North Dakota	—		1,262	138	1,262	138	1.30%	0.64%
Utah	—		2,729	487	2,729	487	2.82%	2.24%
Wyoming	—		1,800	134	1,800	134	1.86%	0.62%

Total	22,529	17,698	74,396	4,030	96,925	21,728	100.01%	100.00%

(1) North Texas includes the Fort Worth Basin & Bend Arch

The majority of the Company’s net acres (67.94%) are located in Texas.

A breakout of the Company's most significant oil and gas reserves by geographic area is as follows:

	BOE
North Texas including the Fort Worth Basin & Bend Arch	873,337	55.01%
East Texas	225,925	14.23%
Panhandle Texas	73,592	4.64%
West Texas	72,937	4.59%
Gulf Coast Texas	35,450	2.23%
Total Texas	1,281,240	80.71%

Alabama	97,955	6.17%
Oklahoma	77,477	4.88%
New Mexico	65,563	4.13%
Louisiana	44,213	2.78%
Montana	15,173	0.96%
North Dakota	2,008	0.13%
Kansas	1,815	0.11%
Wyoming	1,795	0.11%
Michigan	207	0.01%
California	107	0.01%
Total Other States	306,313	19.29%
Total	1,587,553	100.00%

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

The Company has 9,954 gross acres under lease across the prolific Fort Worth Basin-Bend Arch Province the majority of which, is held by production from the more shallow producing zones. The Company uses recent and emerging technologies, as well as proven industry practices to develop and produce oil and natural gas from its properties. Additionally, the Company has a dedicated and well-trained team of employees and professional staff that continually seek out low-risk profitable drilling and acquisition opportunities throughout the Fort Worth Basin-Bend Arch Province.

Texas Panhandle

During the first quarter of 2012, the Company participated for a 15% non-operated working interest and an 11.25% net revenue interest in the Pope 140 #3H well in Ochiltree County, Texas. The well was spudded on February 21, 2012, and drilled to a depth of 10,988 ft. The well was completed on April 21, 2012, in the Cleveland Formation. The well had initial potential flowing (IPF) of 198 bopd, 1,685 mcfgpd, and 357 bswpd on April 24, 2012.

East Texas

The Company has participated in several new horizontal wells drilled under farmout agreements the Company granted to a third party non-related operator on its leasehold acreage block on its Leona East Prospect located in the south central portion of Leon County, Texas.

During the fourth quarter of 2011, the Company participated for a 5% non-operated working interest and a 3.75% net revenue interest in the Easterling #1H well in Leon County, Texas. The well was spudded on January 6, 2012, and drilled to a depth of 13,636 ft. On February 20, 2012, the well was completed in the Woodbine formation. The well had an initial potential flowing (IPF) of 516 bopd, 1 mcfgpd and 643 bswpd on April 29, 2012.

During the fourth quarter of 2011, the Company participated for a 3.2425% non-operated working interest and a 2.431875% net revenue interest in the Patrick #1H well in Leon County, Texas. This well was spudded on October 29, 2011, in the Halliday field, and drilled to a depth of 14,872 ft. The well was completed on February 20, 2012, in the Woodbine formation and began producing from a perforated interval from 7,742 ft. to 14,692 ft. during the first quarter of 2012 at an average rate of 476 bopd, 182 mcfgpd, and 422 bswpd for the first full month.

During the second quarter of 2012, the Company participated for a 14.5833% non-operated working interest and a 10.9375% net revenue interest in the A. M. Easterling-Gresham SA #1H well in Leon County, Texas. On June 29, 2012, the well was spudded in the Halliday field, and drilled to a depth of 14,274 ft. The well was cased and completed in the Woodbine formation on August 23, 2012. The operator of the well reported that the well tested on a 32/64th choke at a rate of 919 bopd and 139 mcfgpd from the Woodbine formation. The well has a 6,730 ft. lateral, was completed with 24 stages of fracturing, and is perforated from 7,452 ft. to 14,140 ft.

During the third quarter of 2012, the Keeling #1H well was spudded in the Halliday field in Leon County, Texas. The well reached a total depth of 15,985 ft. in the Woodbine formation. The well was cased to a depth of 14,072 ft. on September 15, 2012, was completed on November 28, 2012, and had an initial potential flowing (IPF) of 716 bopd and 816 bswpd with a FTP of 410 psi on a 24/64th choke on December 5, 2012.

The Company owns approximately a 17% working interest in the well with specific interest to be determined upon completion of a division order title opinion for the well. Additional well locations have been permitted and are currently being permitted in this field by the operator, which the Company will have additional rights of participation in for yet to be determined amounts and which will vary depending upon the drilling locations for those wells and the Company’s leasehold positions with respect to those wells. One of the additional wells that as already been drilled and completed is the Keeling #2H well, on which the operator reported an initial potential test on December 10, 2012, of 504 bopd and 574 bswpd with a FTP of 450 psi on a 20/64th choke from the Woodbine formation. The company is awaiting further title information from the operator for a determination of its percentage participation in the Keeling #2H well as well as for the additional wells being permitted by the operator in this field.

North Texas

Effective July 1, 2012, the Company acquired operations and a 100% working interest and an 80.576743% net revenue interest in five natural gas wells in the Newark East Field in Denton County, Texas. The Wyatt #1 through #5 wells were producing from the Barnett Shale formation at a rate of 40 mcfgpd, 59 mcfgpd, 48 mcfgpd, 62 mcfgpd and 77 mcfgpd, respectively, as of the effective date.

South Texas

During the third quarter of 2011, the Company drilled two wells with 100% working interest and 60.83984% net revenue interest on its Hynes lease in Bee County, Texas. The Hynes #29R and #30R, both in the Papalote field, were drilled and cased to test the Catahoula Formation at an approximate depth of 3,453 ft. Both wells are currently shut-in.

West Texas

Effective October 1, 2012, the Company acquired operations and a 26.5% working interest and a 17.7153% net revenue interest in the Le Petit Pois #1 well in the Dewey Lake, South field in Glasscock County, Texas. The well was producing 59 mcfgpd and no water from a perforated interval at 10,062 ft. to 10,204 ft. in the Strawn formation as of the effective date.

On November 27, 2012, the Company elected to participate for a 4.68750% non-operated working interest and a 3.28125% net revenue interest in the drilling of the Miles #28 well in the Fuhrman-Mascho field in Andrews County, Texas. The well was spudded on November 14, 2012, and reached a total depth of 4,912 ft. on November 18, 2012. The well was perforated in the San Andres Formation from 4,556 ft. to 4,790 ft., fractured, and had an initial potential flowing of 54 bopd, 4 mcfgpd, and 42 bswpd on January 7, 2013.

Effective December 1, 2012, the Company elected to participate for a 4.68750% non-operated working interest and a 3.28125% net revenue interest in the drilling of the Miles #29 well in the Fuhrman-Mascho field in Andrews County, Texas. Subsequent to the year end, the well was spudded on February 20, 2013, and reached a total depth of 4,903’ on February 24, 2013. The well was cased and is currently awaiting completion.

Alabama

During the fourth quarter of 2011, the Company elected to participate in the drilling of the Jones #28-6 well for a 10.2% non-operated working interest and a 7.653675% net revenue interest, in the Little Cedar Creek field in Conecuh County, Alabama. The well was drilled to a total depth of 11,750 ft. and cased. The well began producing on January 26, 2012, from a perforated interval at 11,385 ft. to 11,389 ft. in the Smackover Formation, with an initial rate of 98 bopd, 122 mcfgpd, and no water.

Effective April 11, 2012, the Company participated for a 10.2049% non-operated working interest and a 7.653675% net revenue interest in the drilling of the Cedar Creek Land and Timber 28-15 #1 well in the Little Cedar Creek field in Conecuh County, Alabama. The well was drilled to a total depth of 11,745 ft. and completed on July 31, 2012, in the Smackover Formation. On August 24, 2012, the well was flow tested at a rate of 351 bopd and 401 mcfgpd and no water on an 18/64th choke with FTP of 380 psi.

Effective July 30, 2012, the Company participated for a 10.2049% non-operated working interest and a 7.653675% net revenue interest in the drilling of the Cedar Creek Land and Timber 27-13 #1 well in the Little Cedar Creek field in Conecuh County, Alabama. The well was drilled to a total depth of 11,800 ft. and was cased on September 3, 2012. The well was perforated in the Smackover from 11,480-11,490 ft. then acidized with 2,000 gals of 15% FE acid. The well was placed into production on November 10, 2012, at an initial rate of 86 bopd, 75 mcfgpd and 48 bswpd.

Montana

Effective June 1, 2012, the Company acquired a 7.4031% non-operated working interest and a 5.9225% net revenue interest in the Hage #44-20 well in the Diamond Point field in Roosevelt County, Montana. The well was producing approximately 10 bopd and 261 bswpd from a perforated interval of the Red River Formation as of the effective date.

Also effective June 1, 2012, the Company acquired a 7.4031% non-operated working interest and a 5.9225% net revenue interest in the Consolidated State #42-20 well in the Diamond Point field in Roosevelt County, Montana. The well was producing approximately 22 bopd, 7 mcfgpd, and 408 bswpd from perforated intervals of the Interlake and Red River formations as of the effective date.

The Company also acquired a 7.4031% non-operated working interest in the Consolidated State SWD well in Roosevelt County, Montana, in the Diamond Point Field. The well is being utilized to dispose of produced water from the State #42-20 and the Hage #44-20 wells.

Oklahoma

Effective January 1, 2012, the Company acquired operations and a 22.6875% working interest and a 16.4681% net revenue interest the Weryackwe #1-28 well in the Apache Townsite field in Caddo County, Oklahoma. The well was producing approximately 42 mcfgpd and 0.4 bswpd from a perforated interval from 4,470 ft. to 4,702 ft. in the Arbuckle formation as of the effective date.

For all of the above wells, the Company cautions that the initial production rates of a newly completed well or newly recompleted well or the production rates at the effective date of acquisition may not be an indicator of stabilized production rates or an indicator of the ultimate recoveries obtained.

Oil and Natural Gas Reserves

The net proved crude oil and gas reserves of the Company as of December 31, 2012 were 498,720 barrels of oil and condensate and 6.533 BCFG of natural gas. Based on SEC guidelines, the reserves were classified as follows:

	Barrels of Oil	BCF of Gas
Proved Developed Producing	467,980	6.506
Proved Developed Non-Producing	30,740	0.027
Proved Undeveloped	—	—
Total Proved Reserves	498,720	6.533

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

On a BOE (barrel of oil equivalent) basis (6 MCF/BOE), the net reserves are:

	Barrels of Oil Equivalent (BOE)

Natural Gas Reserves	1,088,833	69%
Oil Reserves	498,720	31%
Total Reserves	1,587,553	100%

Proved Developed Producing	1,552,323	98%
Proved Developed Non-Producing	35,230	2%
Proved Undeveloped	—	0%
Total Proved Reserves	1,587,553	100%

The Company has operational control over the majority of these reserves and can therefore to a large extent control the timing of development and production.

	Barrels of Oil Equivalent (BOE)

The Company's Operated Wells	1,279,272	81%
Non-Operated Wells	308,282	19%
Total	1,587,553	100%

 Financial Information Relating to Industry Segments

The Company has three identifiable business segments: (1) exploration, acquisition, development and production of oil and natural gas, (2) gas gathering, and (3) commercial real estate investment. Footnote 15 to the Consolidated Financial Statements filed herein sets forth the relevant information regarding revenues, income from operations and identifiable assets for these segments.

Narrative Description of Business

The Company is engaged in the exploration, development, acquisition and production of oil and natural gas, and the gathering and marketing of natural gas. The Company is also engaged in commercial real estate leasing through leasing office space to non-related third party tenants in the Company’s corporate headquarters office building.

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

The Company is also engaged in the gathering and marketing of natural gas through its subsidiary PPC, which owns 26.1 miles of pipelines and currently gathers approximately 1,345 mcfgpd. Natural gas is gathered for a fee. Substantially all of the gas gathered by the Company is gas produced from wells that the Company operates and in which it owns a working interest.

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

Dependence on Customers

The following is a summary of significant purchasers / operators (listed by percent of total oil and natural gas sales) from oil and natural gas produced by the Company for the three-year period ended December 31, 2012:

Purchaser / Operator	2012	2011	2010
Shell Trading (US) Company	15%	20%	7%
Pruet Production Co.	9%	0%	0%
Enbridge Energy Partners	9%	22%	26%
Targa Midstream Service, LIM	8%	4%	3%
Halcon Resources Operating, Inc.	7%	0%	0%
Eastex Crude Company	6%	7%	7%
Crosstex Gulf Coast Mktg	5%	11%	16%
Panther Energy Company, LLC	4%	0%	0%
Gulfmark Energy, Inc.	4%	3%	0%
HollyFrontier Refining & Marketing LLC	3%	2%	3%
Petromax Operating Co., Inc.	3%	0%	0%
Sunoco Partners Marketing	3%	1%	1%
Encana Oil & Gas (USA), Inc.	3%	0%	0%
Enterprise Crude Oil, LLC	2%	5%	5%
Enervest Operating, LLC	2%	0%	0%
Sklar Exploration Co., LLC	2%	0%	0%
ETC Texas Pipeline	2%	2%	2%

 Oil and gas is sold to approximately 100 different purchasers under market sensitive, short-term contracts computed on a month to month basis.

Except as set forth above, there are no other customers of the Company that individually accounted for more than two percent of the Company's oil and gas revenues during the three years ended

December 31, 2012.

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

Employees

The Company employs or contracts for the services of a total of approximately sixty-two people. Twenty-seven are full-time employees. The remainder are part-time employees or independent contractors. We believe that our relationships with our employees are good.

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

“MCFGPD” means thousand cubic feet of gas per day.

"MCFE" means MCF of natural gas equivalent; converting volumes of oil to natural gas equivalent volumes using a ratio of one BBL of oil to six MCF of natural gas.

“MMBO” means million barrels of oil.

"MMBTU" means one million BTUs.

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

"Present Value" ("PV") when used with respect to oil and gas reserves, means the estimated future gross revenues to be generated from the production of proved reserves calculated in accordance with the guidelines of the SEC, net of estimated production and future development costs as of the date of estimation without future escalation, and discounted using an annual discount rate of 10%. Prices are not escalated and are computed using a 12-month average price, calculated as the un-weighted arithmetic average of the first-day-of-the month price for each month of the year (except to the extent a contract specifically provides otherwise). No effect is given to non-property related expenses such as general and administrative expenses, debt service, future income tax expense and depreciation, depletion and amortization.

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

The current global economic and financial environment could lead to an extended national or global economic recession. A slowdown in economic activity caused by a recession would likely reduce national and worldwide demand for oil and natural gas and result in lower commodity prices for long periods of time. Costs of exploration, development and production have not yet adjusted to current economic conditions. or in proportion to the significant reduction in product prices. Prolonged, substantial decreases in oil and natural gas prices would likely have a material adverse effect on Spindletop’s business, financial condition and results of operations, could further limit the Company's access to liquidity and credit and could hinder its ability to satisfy its capital requirements.

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

This annual report contains estimates of our oil and gas reserves and the future net cash flows from those reserves. These estimates have been prepared by Company personnel for 2012, 2011 and 2010. There are numerous uncertainties inherent in estimating quantities of reserves of oil and gas and in projecting future rates of production and the timing of development expenditures, including many factors beyond our control. The reserve estimates in this annual report are based on various assumptions, including, for example, constant oil and gas prices, operating expenses, capital expenditures and the availability of funds, and therefore, are inherently imprecise indications of future net cash flows. Actual future production, cash flows, taxes, operating expenses, development expenditures and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this prospectus. Additionally, our reserves may be subject to downward or upward revision based upon actual production performance, results of future development and exploration, prevailing oil and gas prices and other factors, many of which are beyond our control.

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

We do not operate some of the properties in which we have an interest and we have limited ability to exercise influence over operations for these properties or their associated costs. As of December 31, 2012, approximately 19% of our crude oil and natural gas proved reserves were operated by other companies. Our dependence on other operators and other working interest owners for these projects and our limited ability to influence operations and associated costs could materially adversely affect the realization of our targeted return on capital in drilling or acquisition activities and our targeted production growth rate. The success and timing of drilling, development and exploitation activities on properties operated by others depend on a number of factors that are beyond our control, including the operator’s expertise and financial resources, approval of other participants for drilling wells and utilization of technology.

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

Our executive officers, directors and their affiliates hold approximately 85% of our outstanding shares of common stock. As a result, officers, directors and their affiliates and such shareholders have the ability to exert significant influence over our business affairs, including the ability to control the election of directors and results of voting on all matters requiring shareholder approval. This concentration of voting power may delay or prevent a potential change in control.

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

We are subject to certain title risks.

Our company employees and contract land professionals have reviewed title records or other title review materials relating to substantially all of our producing properties. The title investigation performed by us prior to acquiring undeveloped properties is thorough, but less rigorous than that conducted prior to drilling, consistent with industry standards. We believe we have satisfactory title to all our producing properties in accordance with standards generally accepted in the oil and gas industry. Our properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens, which we believe do not materially interfere with the use of or affect the value of such properties. At December 31, 2012, our leaseholds for some of our net acreage were being kept in force by virtue of production on that acreage in paying quantities. The remaining net acreage was held by lease rentals and similar provisions and requires production in paying quantities prior to expiration of various time periods to avoid lease termination.

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

Our business is highly capital-intensive requiring continuous development and acquisition of oil and gas reserves. In addition, capital is required to operate and expand our oil and gas field operations and purchase equipment. At December 31, 2012, we had working capital of $5,939,000. We anticipate that we will be able to meet our cash requirements for the next 12 months. However, if such plans or assumptions change or prove to be inaccurate, we could be required to seek additional financing sooner than currently anticipated.

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

Our revenues, profitability and the carrying value of our oil and gas properties are substantially dependent upon prevailing prices of, and demand for, oil and gas and the costs of acquiring, finding, developing and producing reserves. Our ability to obtain borrowing capacity, to repay future indebtedness, and to obtain additional capital on favorable terms is also substantially dependent upon oil and gas prices. Historically, the markets for oil and gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and gas are subject to wide fluctuations in response to: (i) relatively minor changes in the supply of, and demand for, oil and gas; (ii) market uncertainty; and (iii) a variety of additional factors, all of which are beyond our control. These factors include domestic and foreign political conditions, the price and availability of domestic and imported oil and gas, the level of consumer and industrial demand, weather, domestic and foreign government relations, the price and availability of alternative fuels and overall economic conditions. Furthermore, the marketability of our production depends in part upon the availability, proximity and capacity of gathering systems, pipelines and processing facilities. Volatility in oil and gas prices could affect our ability to market our production through such systems, pipelines or facilities. As of December 31, 2012, approximately 87% of our oil and gas production is currently sold to 17 purchasing firms on a month-to-month basis at prevailing spot market prices. Oil prices remained subject to unpredictable political and economic forces during 2012, 2011, and 2010, and experienced fluctuations similar to those seen in natural gas prices for the year. We believe that oil prices will continue to fluctuate in response to changes in the policies of the Organization of Petroleum Exporting Countries ("OPEC"), changes in demand from many Asian countries, current events in the Middle East, security threats to the United States, and other factors associated with the world political and economic environment. As a result of the many uncertainties associated with levels of production maintained by OPEC and other oil producing countries, the availabilities of worldwide energy supplies and competitive relationships and consumer perceptions of various energy sources, we are unable to predict what changes will occur in crude oil and natural gas prices.

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

The Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), also known as the "Superfund" law, and similar state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liabilities for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. Furthermore, neighboring landowners and other third parties may file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

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

None

Item 2. Properties

OIL AND GAS PROPERTIES

The following table sets forth pertinent data with respect to the Company-owned oil and gas properties, all located within the continental United States, as estimated by the Company:

	Years Ended December 31,
	2012	2011	2010
Gas and Oil Properties, net (1)
Proved developed gas reserves-Mcf (2)
Proved developed producing	6,506,000	8,124,000	8,106,000
Proved developed non-producing	27,000	27,000	648,000
Proved undeveloped gas reserves-Mcf (3)	—	—	1,868,000
Total proved gas reserves-Mcf	6,533,000	8,151,000	10,622,000

Proved Developed Crude Oil and
Condensate reserves-Bbls (2)
Proved developed producing	468,000	401,000	328,000
Proved developed non-producing	31,000	31,000	34,000
Proved Undeveloped crude oil and
Condensate reserves-Bbls (3)	—	—	—
	499,000	432,000	362,000

 (1) The estimate of the net proved oil and gas reserves, future net revenues, and the present value of future net revenues.

(2) "Proved Developed Oil and Gas Reserves" are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

(3) "Proved Undeveloped Reserves" are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. See Footnote 18 to the Financial Statements, Supplemental Reserve Information (Unaudited), for further explanation of the changes for 2010 through 2012.

(4) Reserve amounts are rounded to the nearest thousand.

Productive Wells

The following table sets forth our domestic productive wells and includes both operated wells and wells operated by third parties at December 31, 2012.

Gas Wells		Oil Wells		Total Wells
Gross	Net	Gross	Net	Gross	Net

356	98.56	173	64.14	529	162.70

Acreage

The following table sets forth our undeveloped and developed gross and net leasehold acreage for our operated and non-operated wells at December 31, 2012. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Undeveloped acreage should not be confused with undrilled acreage held by Production under the terms of a lease. Undrilled acreage held by production under the terms of a lease is included in the Developed Acreage category total shown below.

Undeveloped Acreage		Developed Acreage		Total Acreage
Gross	Net	Gross	Net	Gross	Net

4,960	1,554	96,925	21,728	101,885	23,282

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

Wells Drilled and Completed

The Company's working interests in both operated and outside operated exploration and development wells completed during the years indicated were as follows:

	2012		2011		2010
	Gross	Net	Gross	Net	Gross	Net

Exploratory Wells (1):
Productive	—	—	—	—	—	—
Non-Productive	—	—	—	—	—	—
Total	—	—	—	—	—	—

Developed Wells (2):
Productive	9.000	1.321	11.000	1.036	10.000	1.391
Non-Productive	—	—	—	—	—	—
Total	9.000	1.321	11.000	1.036	10.000	1.391

Total Exploration & Development Wells:
Productive	9.000	1.321	11.000	1.036	10.000	1.391
Non-Productive	—	—	—	—	—	—
Total	9.000	1.321	11.000	1.036	10.000	1.391

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

The following tables set forth additional data with respect to production from Company-owned oil and gas operated and non-operated properties, all located within the continental United States:

	For the years ended December 31,
	2012	2011	2010	2009	2008

Oil and Gas Production, net:
Natural Gas (Mcf)	791,708	733,816	823,957	866,416	1,231,835
Crude Oil & Condensate (Bbl)	79,514	48,708	31,526	25,875	32,663

Average Sales Price per Unit Produced
Natural Gas (Mcf)	$3.64	$5.34	$4.89	$4.13	$8.41
Crude Oil & Condensate (Bbl)	$89.50	$83.85	$74.35	$56.55	$71.21

Average Production Cost per Equivalent Barrel (1) (2)	$16.65	$19.02	$15.48	$14.37	$14.98

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

OFFICE SPACE

The Company owns a commercial office building. The property is a two story multi-tenant, garden office building with a sub-grade parking garage. The 31 year old building contains approximately 46,286 rentable square feet and sits on a 1.4919 acre block of land situated in north Dallas, Texas in close proximity to hotels, restaurants and shopping areas (the Galleria Mall) with easy access to Interstate Highway 635 (LBJ Freeway) and Dallas Parkway (North Dallas Toll Road). The Company occupies approximately 12,759 rentable square feet of the building as its primary office headquarters, and leases the remaining space in the building to non-related third party commercial tenants at prevailing market rates.

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

The Company normally does not purchase and resell natural gas, but gathers gas for a fee. The fees charged in some cases are subject to regulations by the State of Texas and the Federal Energy Regulatory Commission. Average daily volumes of gas gathered by the pipelines owned by the Company were 1,345, 1,604, and 1,793, mcfgpd for 2012, 2011, and 2010, respectively.

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

Prior to 2004, no significant public trading market had been established for the Company's common stock. The Company does not believe that listings of bid and asking prices for its stock are indicative of the actual trades of its stock, since trades are made infrequently. The following table shows high and low trading prices for each quarter in 2012, 2011, and 2010.

	Price Per Share
	High	Low
2012
First Quarter	$1.90	$1.50
Second Quarter	2.35	1.84
Third Quarter	2.09	1.91
Fourth Quarter	3.10	1.86

2011
First Quarter	2.79	2.79
Second Quarter	2.52	1.52
Third Quarter	2.00	1.70
Fourth Quarter	2.10	1.70

2010
First Quarter	1.99	1.65
Second Quarter	5.50	1.60
Third Quarter	2.25	1.39
Fourth Quarter	2.25	1.45

During the First Quarter of 2013, subsequent to year end, the following high and low prices were recorded for the Company's common stock

	Price Per Share
	High	Low
2013
First Quarter	$2.60	$2.08

There is no amount of common stock that is subject to outstanding warrants to purchase, or securities convertible into, common stock of the Company.

According to the transfer records of the Company at April 1, 2013, common stock of the Company was held by approximately 545 known holders of record.

The following chart compares the yearly percentage change in the cumulative total stockholder return on the Company's Common Stock during the five years ended December 31, 2012 with the cumulative total return of the Standard and Poor's 500 Stock Index and of the Dow Jones U.S. Exploration and Production Index (formerly Dow Jones Secondary Oil Stock Index). The comparison assumes $100 was invested on December 31, 2007 in the Company's Common Stock and in each of the foregoing indices and assumes reinvestment of dividends. The Company paid no dividends on its Common Stock during the five-year period.

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

The Company has not approved nor authorized any standing repurchase program for its common stock.

During the fourth quarter of the fiscal year ended December 31, 2012, the Company made the following repurchases of its common stock:

Effective October 30, 2012, the Company repurchased 700,000 shares of its common stock for a purchase price of $1,491,000 or $2.13 per share.

On December 18, 2012, the Company repurchased 24,534 shares of its common stock for a purchase price of $36,801 or $1.50 per share.

The repurchased shares are held as Treasury Stock.

Item 6. Selected Financial Data

The selected financial information presented should be read in conjunction with the consolidated financial statements and the related notes thereto.

	For the years ended December 31,
	2012	2011	2010	2009	2008

Total Revenue	$12,106,000	$9,340,000	$7,656,000	$6,913,000	$14,064,000
Net Income	3,659,000	1,753,000	447,000	39,000	3,521,000
Earnings per Share	$0.49	$0.23	$0.06	$0.01	$0.46

	For the years ended December 31,
	2012	2011	2010	2009	2008

Total Assets	$24,653,000	$23,279,000	$20,777,000	$20,386,000	$21,289,000
Long-Term Debt	600,000	720,000	840,000	960,000	1,080,000

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

Results of Operations

2012 Compared to 2011

Oil revenue for 2012 was approximately $7,116,000 compared to $4,084,000 for 2011, an increase of approximately $3,032,000 or 74%. Oil prices increased to an average of $89.49 per barrel in 2012 from an average of $83.85 per bbl in 2011, an increase of $5.63 per bbl or 7%. In addition to the increase in prices, oil sales increased to 79,514 bbls from approximately 48,708 bbls in 2011, an increase of 30,814 bbls or 63%. The increase in oil revenue and sales is predominantly due to participation in new wells during the last half 2012.

Gas revenue for 2012 was approximately $2,882,000 compared to $3,916,000 for 2011, a decrease of approximately $1,034,000 or 26%. Gas sales increased to approximately 792,000 mcf in 2012 from approximately 734,000 mcf in 2011, an increase of 58,000 mcf or 8%. The net increase in natural gas sales was due to the participation in, and the acquisition of new wells. Gas prices, however, decreased to an average of $3.64 per mcf in 2012, a decrease of $1.70 or 32% from an average of $5.34 per mcf in 2011.

Revenue from lease operations was $359,000 for 2012, an increase of $70,000 or 24% from $289,000 in 2011. This was due primarily to an increase in field supervision charges on operated wells of approximately $44,000 as a result of workover activity during 2012. In addition there was an increase in administrative overhead billed to working interest owners of approximately $26,000 due primarily to an increase in COPAS overhead rates billed

Revenue from gas gathering for 2012 was $145,000, a decrease of $27,000 or 16% from $172,000 in 2011. This was due primarily to a decrease in natural gas volume sold through Prairie Pipeline.

Real estate income for 2012 was $242,000, down 44% or $194,000 from $436,000 in 2011. This was due primarily to the expiration of a large lease contract in late 2011 which was not renewed and some lease renewal incentives.

Interest income for 2012 was approximately $78,000, a decrease of approximately $5,000 from approximately $83,000 in 2011 or 6%. Overall interest rates on deposit accounts at most of the banks in which the Company is a depositor, have decreased over prior years.

Other income for 2012 was $1,284,000, as compared to $360,000 in 2011, an increase of $924,000 or 257%. This change is due to the increase in cash received for farm-out agreements in 2012 over that received during 2011. From time to time, the Company farms out some of its leasehold acreage to non-affiliated third parties for exploration and development drilling. Generally, the Company receives a one-time payment for the agreement. The revenues from these farm-out agreements vary in size and frequency and should not be considered as regularly recurring revenues that the Company receives.

Lease operations expense for 2012 was $2,631,000 as compared to $2,444,000 in 2011, a net increase of approximately $187,000, or 8%. Of this net increase, approximately $112,000 is due to increased workover activity, approximately $78,000 is due to new properties added since 2011, and a reduction of approximately $31,000 is due to a decrease in expenses from non-operated properties. The remaining $28,000 represents net increases and decreases on various properties due to general price increases and changes in levels of workover activity. These increases were offset by a one-time payment covering expenses from 2002 to 2011 associated with the acquisition of the working interest in the Davis Heirs #1 well during the first quarter of 2011.

Production taxes, gathering, transportation and marketing expenses for 2012 were approximately $891,000 compared to $809,000 in 2011, a net increase of $82,000. This 10% net increase is the result of an increase in severance taxes based on the increase in oil revenues. This increase was offset by an overall decrease in severance taxes based on decreased gas revenues and severance tax exemptions on certain of the Company’s gas wells. Gathering and transportation charges increased due to a net increase in gas volumes sold during the period, which was offset by an overall decrease in marketing and other deductions.

Pipeline and rental operation expenses were approximately $26,000 in 2012 compared to approximately $25,000 in 2011, an increase of approximately $1,000 or 4%. This was due mainly to an increase in the costs associated with compressor and pipeline repairs.

Real estate operations expenses for 2012 were $185,000, down from $225,000 in 2011. This 18% decrease of $40,000 was primarily due to operating efficiencies, from the reduced usage of the building as the result of the expiration of the lease noted above.

Depreciation and amortization expense for 2012 was $1,647,000 compared to $1,152,000 for 2011, an increase of $495,000, or 43%. The Company re-evaluated its proved oil and gas reserves as of December 31, 2012, and decreased its estimated total proved reserves by approximately 203,000 BOE to 1,588,000 BOE at the end of 2012 compared to 1,791,000 BOE at the end of 2011, a decrease of approximately 11%. Sales of oil and gas products during 2012 increased by approximately 40,000 BOE from approximately 171,000 BOE in 2011 to approximately 211,000 BOE in 2012, an increase of approximately 23%. (See Footnote 18 to the Financial Statements). This resulted in an increase in the depletion rate factor from 8.718% in 2011 on an unamortized full cost pool base of $11,843,000 to a depletion rate factor of 11.754% on an unamortized full cost pool base of $13,464,000 in 2012. The net increase in the unamortized full cost pool base of $1,621,000 was due primarily to an increase in the amounts capitalized in the full cost pool of approximately $2,654,000 less the increase in accumulated depletion of $1,032,479.

Asset Retirement Obligation (“ARO”) accretion expense for 2012 was $40,000 up from $34,000 in 2011; an increase of $6,000 or 17%. The ARO calculation is based on the Company’s annual reserve report and takes into consideration the changes between years of the Company’s estimated obligation to plug its interest in existing wells. This estimated future cost is discounted using a 10% discount factor based on the estimated life of each property. Changes are incorporated as applicable into the full cost pool and the carrying value of the liability. Accretion expense measures and incorporates changes due to the passage of time into the carrying amount of the liability.

General and administrative expenses for 2012 were $3,719,000 compared to $3,275,000 for 2011, an increase of approximately $444,000 between years or 14%. This increase is due mainly to payroll and associated employee benefit costs during 2012.

Interest expense for 2012 was $29,000, down from $55,000 in 2011; a decrease of $26,000 or 47%. The reason for the reduction is the decreasing loan balance on which interest is paid, and that the interest rate on the loan was adjusted from 6.11% in December, 2011 to 3.61% for future years.

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

Interest income for 2011 was $83,000, a decrease of $75,000 from $158,000 in 2010 or 47%. Overall interest rates on deposit accounts at most of the banks in which the Company is a depositor, have decreased significantly over prior years.

Other income for 2011 was $360,000, as compared to $250,000 in 2010, an increase of $110,000 or 44%. The increase is due primarily to increases in farmouts and assignment of certain leases between years. In addition, amounts were brought into income from reconciliation efforts on accounts payable for non-operated properties. Amounts carried as payables were determined not to be liabilities and were taken to income.

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

Forward-looking statements include statements concerning the Company's and management's plans, objectives, goals, strategies and future operations and performance and the assumptions underlying such forward-looking statements. When used in this document, the words "anticipates", "estimates", "expects", "believes", "intends", "plans", and similar expressions are intended to identify such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to these and other factor.

Item 8. Consolidated Financial Statements and

Schedules Index at Page 46

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

Management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2012.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not Applicable

PART III

Item 10. Directors and Executive Officers Of The Registrant

The Directors and Executive Officers of the Company and certain information concerning them is set forth below:

Name	Age	Position

Chris G. Mazzini	55	Chairman of the Board, Director and President

Michelle H. Mazzini	51	Director, Vice President, Secretary, Treasurer

Ted R. Munselle	57	Director

On January 2, 2012, Mr. David E. Allard, resigned as a member of the Board of Directors of Spindletop Oil & Gas Co.

On February 17, 2012, Mr. Ted R. Munselle was appointed as a member of the Board of Directors of Spindletop Oil & Gas Co. Mr. Munselle is determined to have all the credentials and qualifications to be an Independent Financial Expert and has been appointed as an Independent Financial Expert for the Audit Committee of the Board of Directors and has been appointed as Chairman of the Audit Committee.

Except as set forth above, all directors hold offices until the next annual meeting of the shareholders or until their successors are duly elected and qualified. Officers of the Company serve at the discretion of the Board of Directors.

Business Experience

Chris Mazzini, Chairman of the Board of Directors and President, graduated from the University of Texas at Arlington in 1979 with a Bachelor of Science degree in Geology. He started his career in the oil and gas industry in 1978, and began as a Petroleum Geologist with Spindletop in 1979, working the Fort Worth Basin of North Texas. He became Vice President of Geology at Spindletop in 1982 and served in that capacity until he left the Company in 1985 when he founded Giant Energy Corp. ("Giant"). Mr. Mazzini has served as President of Giant since then. He rejoined the Company in December 1999 when he, through Giant, purchased controlling interest. Mr. Mazzini has been Chairman of the Board of Directors and President of the Company since 1999 and is a Certified and Licensed Petroleum Geologist. Mr. Mazzini has worked numerous geological basins throughout the United States with an emphasis on the Fort Worth Basin. He is responsible for several new field discoveries in the Fort Worth Basin.

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

On February 17, 2012, Mr. Ted R. Munselle was appointed as a member of the Board of Directors of Spindletop Oil & Gas Co. Mr. Munselle is Vice President and Chief Financial Officer (since October 1998) of Landmark Nurseries, Inc. He is a Certified Public Accountant (since 1980) who was employed as an Audit Partner in two Dallas, Texas based CPA firms (1986 to 1998), as an Audit Manager at Grant Thornton, LLP (1983 to 1986) and as Audit Staff to Audit Supervisor at Laventhol & Horwath (1977 to 1983). Mr. Munselle is also a director (since February 2004) of American Realty Investors, Inc. and Transcontinental Realty Investors, Inc., both of which are Nevada corporations which have their common stock listed and traded on the New York Stock Exchange (“NYSE”), as well as a director (since May 2009) of Income Opportunity Realty Investors, Inc., a Nevada corporation which has its common stock listed and traded on the NYSE MKT.

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

Robert E. Corbin, Controller, has been a full-time employee of Spindletop since April 2002. From May 2001 until April 2002, Mr. Corbin was an Independent Accounting Consultant and devoted substantially all of his time to Spindletop. He has been active in the oil and gas industry for over 37 years, during which time he has served as financial officer of a publicly-held company as well as several private oil and gas companies and partnerships. Mr. Corbin graduated from Texas Tech University in 1969 with a BBA degree in Accounting and began his accounting career as an auditor with Arthur Andersen & Co. in 1970. Mr. Corbin is a Certified Public Accountant.

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

Board Meetings and Committees

The Board of Directors met two times in 2012. The Board has established an audit committee. The Board is small and all members of the Board serve on the audit committee. The function of the audit committee is to assist the Board in fulfilling its oversight responsibilities by reviewing the financial information that will be provided to the shareholders and others, the systems of internal controls that management and the Board of Directors have established, and the audit process. During 2011, the audit committee was comprised of Mr. David Allard (Chairman), Mr. Chris Mazzini, and Ms. Michelle Mazzini. Subsequent to December 31, 2011, Mr. Allard resigned as a member of the Board of Directors and as Chairman of the Audit Committee. Effective with his appointment as a member of the Board of Directors of the Company on February 17, 2012, Mr. Munselle assumed the position of Chairman of the Audit Committee.

With respect to nominations to the Board, compensation, financial planning, strategies, and business alternatives, the Company does not have separate committees as the Board is small and all members of the Board participate in making recommendations and decisions on these matters.

Item 11. Executive Compensation

Cash Compensation

Cash compensation including salaries and bonuses, of $415,132, $295,686, and $297,038 was paid to Mr. Mazzini in 2012, 2011, and 2010 respectively. Cash compensation including salaries and bonuses of $281,950, $168,694, and $170,180 was paid to Ms. Mazzini in 2012, 2011, and 2010 respectively.

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

Compensation of Directors

Directors who are employees of the Company are not currently compensated for their services on the Board. Mr. Munselle was paid a director’s fee of $10,000 in 2012 to compensate him for his position as the Board of Directors’ Financial Expert. Mr. Munselle also received $2,500 for each Board of Directors’ meeting during the year other than the annual meeting. Mr. Munselle was paid a total of $12,500 in 2012. Mr. Allard was paid a director’s fee of $10,000 in 2011 and $12,500 in 2010.

Termination of Employment and Change of Control Arrangement

There are no plans or arrangements for payment to officers or directors upon resignation or a change in control of the Registrant.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

Security Ownership of Certain Beneficial Owners and Managers

The table below sets forth the information indicated regarding ownership of the Registrant's common stock, $.01 par value, the only outstanding voting securities, as of April 1, 2013 with respect to: (i) any person who is known to the Registrant to be the owner of more than five percent of the Registrant's common stock; (ii) the common stock of the Registrant beneficially owned by each of the directors of the Registrant, and (iii) by all officers and directors as a group. Each person has sole investment and voting power with respect to the shares indicated, except as otherwise set forth in the footnotes to the table.

Name and Address of Beneficial Owner	Number of Shares	Nature of Beneficial Ownership *	Pct Based on Outstanding Percent of Class **

Chris Mazzini and Michelle Mazzini	5,900,543	(1)	85.1%
12850 Spurling Rd., Suite 200
Dallas, Texas 75230

All officers and directors as a group	5,900,543		85.1%

* “Beneficial Ownership” means the sole or shared power to vote, or direct the voting of, a security or investment power with respect to a security, or any combination thereof.

** Percentages are base upon 6,936,269 shares of Common Stock outstanding at April 1, 2013.

(1) Chris Mazzini directly owns 39,654 shares (0.5717%). Giant Energy Corp. directly owns 5,860,889 shares (84.4963%). Chris Mazzini owns 100% of the common stock of Giant Energy Corp.

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

The Company has entered into a management services agreement with MRO whereby MRO makes monthly payments in the amount of $1,000 per month to the Company in exchange for the Company providing administrative services to MRO. On October 1, 2008, the Company entered into a similar agreement with Giant NRG, LP (“NRG”) a limited partnership with Chris Mazzini and Michelle Mazzini as limited partners. Under this agreement NRG pays a monthly fee of $2,500 to the Company in exchange for the Company providing certain administrative services to NRG. The Company has entered into a similar arrangement with Peveler Pipeline, LP ("Peveler"), whereby Peveler pays the Company a monthly charge of $250 in exchange for the Company providing administrative services to Peveler. Chris and Michelle Mazzini are the owners of Peveler Pipeline, LP, a limited partnership which owns a pipeline gathering system servicing wells owned by Giant, another related entity, described elsewhere in this report. The Company entered into a similar agreement with M-R Ventures, LLC (“MRV”) a limited liability company that operates some wells in Michigan, and that is owned by Chris and Michelle Mazzini. Pursuant to this agreement, MRV pays the Company a monthly fee in the amount of $500 for certain administrative services that the Company provides to MRV. The Company entered into a similar agreement with Reserve Royalty Company (“Reserve”) a sole proprietorship that holds some royalty interests owned by Chris and Michelle Mazzini. Pursuant to this agreement, Reserve pays the Company a monthly fee in the amount of $350 for certain administrative services that the Company provides to Reserve. See also note 6 to the Financial Statements.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees for professional services rendered to Spindletop Oil & Gas Co. and Subsidiaries for the years 2012, 2011 and 2010 by accounting firm, Farmer, Fuqua, & Huff, P.C.

Type of Fees	2012	2011	2010

Audit Fees	$43,000	$43,000	$41,000
Audit Related Fees	—	—	—
Tax Fees	—	—	4,000
All other fees	—	—	—

Members of the Board of Directors (the "Board") fulfill the responsibilities of an audit committee and have established policies and Procedures for the approval and pre-approval of audit services and permitted non-audit services. The Board has the responsibility to engage and terminate Farmer, Fuqua, & Huff, P.C. independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All the fees for 2012, 2011 and 2010 were pre-approved by the Board or were within the pre-approved guidelines for permitted non-audit services and fees established by the Board, and there were no instances of waiver of approved requirements or guidelines during the same periods.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	The following documents are filed as a part of this report:

	(1) FINANCIAL STATEMENTS: The following financial statements of the Registrant and Report of Independent Registered Public Accounting Firm therein are filed as part of this Report on Form 10-K:

		Page
	Report of Farmer, Fuqua & Huff, P.C Independent Registered Public Accounting Firm	47
	Consolidated Balance Sheets	48-49
	Consolidated Statements of Operations	50
	Consolidated Statements of Changes in Stockholders' Equity	51
	Consolidated Statements of Cash Flows	52
	Notes to Consolidated Financial Statements	53

	(2) FINANCIAL STATEMENT SCHEDULES:

	Schedule II - Valuation and Qualifying Accounts	71
	Schedule III - Real Estate and Accumulated Depreciation	72

	Other financial statement schedules have been omitted because the information required to be set forth therein is not applicable, is immaterial or is shown in the consolidated financial statements or notes thereto.

(3) EXHIBITS: The following documents are filed as exhibits (or are incorporated by reference as indicated) into Report:

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

(c) The Index to Consolidated Financial Statements and Supplemental Schedules is included following the signatures, beginning at page 46 of this Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be been signed in its behalf by the undersigned, thereunto duly authorized.

SPINDLETOP OIL & GAS CO.

Date: April 15, 2013

By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures
Principal Executive Officers	Capacity	Date

/s/ Chris Mazzini
	President, Director	April 15, 2013
Chris Mazzini	(Chief Executive Officer

/s/ Michelle Mazzini
	Vice President, Secretary,	April 15, 2013
Michelle Mazzini	Treasurer, Director

/s/ Ted R. Munselle
	Director	April 15, 2013
Ted R. Munselle

/s/ Robert E. Corbin	Controller (Principal Financial	April 15, 2013
and Accounting Officer)
Robert E. Corbin

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
Index to Consolidated Financial Statements and Schedules

Page

Report of Independent Registered Public Accounting Firm	47

Consolidated Balance Sheets - December 31, 2012 and 2011	48-49

Consolidated Statements of Operations for the years ended
December 31, 2012, 2011 and 2010	50

Consolidated Statements of Changes in Shareholders'
Equity for the years ended December 31, 2012, 2011, and 2010.	51

Consolidated Statements of Cash Flows for the years ended
December 31, 2012, 2011 and 2010	52

Notes to Consolidated Financial Statements	53

Schedules for the years ended December 31, 2012, 2011 and 2010
II - Valuation and Qualifying Accounts	71
III - Real Estate and Accumulated Depreciation	72

All other schedules have been omitted because they are not applicable, not required, or the information has been supplied in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Spindletop Oil & Gas Co.

We have audited the accompanying consolidated balance sheets of Spindletop Oil & Gas Co. (A Texas Corporation) and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2012. Spindletop Oil & Gas Co.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spindletop Oil & Gas Co. and subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of Spindletop Oil & Gas Co.’s internal control over financial reporting as of December 31, 2012 included in the accompanying management report on internal control over financial reporting and, accordingly, we do not express an opinion thereon.

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

/s/ Farmer, Fuqua and Huff, P.C.

Richardson, Texas

April 15, 2013

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS

Current Assets
Cash and cash equivalents	$7,151,000	$6,695,000
Accounts receivable, Trade	2,155,000	1,609,000
Prepaid income tax	—	405,000
Other short-term investments	400,000	400,000
Total Current Assets	9,706,000	9,109,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	22,822,000	20,395,000
Rental equipment	399,000	399,000
Gas gathering system	145,000	145,000
Other property and equipment	251,000	245,000
	23,617,000	21,184,000
Accumulated depreciation and amortization	(11,491,000)	(9,896,000)
Total Property and Equipment	12,126,000	11,288,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,580,000	1,580,000
Accumulated depreciation	(653,000)	(601,000)
Total Real Estate Property	1,615,000	1,667,000

Other Assets
Other long-term investments	1,200,000	1,200,000
Other	6,000	15,000
Total Other Assets	1,206,000	1,215,000
Total Assets	$24,653,000	$23,279,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Notes payable, current portion	$120,000	$120,000
Accounts payable and accrued liabilities	3,451,000	3,222,000
Income tax payable	99,000	—
Tax savings benefit	97,000	97,000
Total Current Liabilities	3,767,000	3,439,000

Noncurrent Liabilities
Notes payable, long-term portion	600,000	720,000
Asset Retirement obligation	949,000	946,000
Total Noncurrent Liabilities	1,549,000	1,666,000

Deferred Income Tax Payable	1,838,000	2,806,000

Total Liabilities	7,154,000	7,911,000

Shareholders' Equity
Common Stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 6,936,269 shares outstanding at December 31, 2012; 7,677,471 shares issued and 7,660,803 shares outstanding at December 31, 2011.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury Stock, at cost	(1,536,000)	(8,000)
Retained earnings	18,015,000	14,356,000
Total Shareholder's Equity	17,499,000	15,368,000
Total Liabilities and Shareholders' Equity	$24,653,000	$23,279,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011	2010
Revenues
Oil and gas revenues	$9,998,000	$8,000,000	6,302,000
Revenue from lease operations	359,000	289,000	319,000
Gas gathering, compression, equipment rental	145,000	172,000	179,000
Real estate rental income	242,000	436,000	448,000
Interest Income	78,000	83,000	158,000
Other	1,284,000	360,000	250,000
Total Revenues	12,106,000	9,340,000	7,656,000

Expenses
Lease operations	2,631,000	2,444,000	1,901,000
Production taxes, gathering and marketing	891,000	809,000	712,000
Pipeline and rental operations	26,000	25,000	33,000
Real estate operations	185,000	225,000	246,000
Depreciation and amortization	1,647,000	1,152,000	1,042,000
ARO accretion expense	40,000	34,000	48,000
General and administrative	3,719,000	3,275,000	3,467,000
Interest expense	29,000	55,000	84,000
Total Expenses	9,168,000	8,019,000	7,533,000
Income Before Income Tax	2,938,000	1,321,000	123,000

Current income tax provision (benefit)	247,000	(229,000)	(97,000)
Deferred income tax provision (benefit)	(968,000)	(203,000)	(227,000)
Total income tax provision (benefit)	(721,000)	(432,000)	(324,000)
Net Income	$3,659,000	$1,753,000	447,000

Earnings per Share of Common Stock
Basic and Diluted	$0.49	$0.23	$0.06

Weighted Average Shares Outstanding
Basic and Diluted	7,541,352	7,645,858	7,631,652

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2012, 2011, 2010

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings
Balance December 31,2009	7,677,471	$77,000	$901,000	46,668	$(23,000)	$12,156,000

Issuance of 10,000 shares of Common Stock out of Treasury Stock as part of an employee compensation package			18,000	(10,000)	5,000

Net Income (Loss)						$447,000
Balance December 31,2010	7,677,471	$77,000	$919,000	36,668	$(18,000)	$12,603,000

Issuance of 10,000 shares of Common Stock out of Treasury Stock as part of an employee compensation package			12,000	(10,000)	5,000

Issuance of 10,000 shares of Common Stock out of Treasury Stock as part of an employee compensation package			12,000	(10,000)	5,000

Net Income (Loss)						$1,753,000
Balance December 31,2011	7,677,471	$77,000	$943,000	16,668	$(8,000)	$14,356,000

Purchase of 700,000 shares of Common Stock as Treasury Stock				700,000	(1,491,000)

Purchase of 24,534 shares of Common Stock as Treasury Stock				24,534	(37,000)

Net Income (Loss)						$3,659,000
Balance December 31,2012	7,677,471	$77,000	$943,000	741,202	$(1,536,000)	$18,015,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities
Net Income	$3,659,000	$1,753,000	$447,000
Reconciliation of net income to net cash
provided by operating activities
Depreciation and amortization	1,647,000	1,152,000	1,042,000
Accretion of asset retirement obligation	40,000	34,000	48,000
Non-cash employee compensation paid with treasury stock	—	34,000	23,000
Changes in accounts receivable	(546,000)	(521,000)	(215,000)
Changes in prepaid income tax	405,000	41,000	—
Changes in accounts payable	229,000	946,000	(719,000)
Changes in current tax payable	99,000	—	136,000
Changes in deferred tax payable	(968,000)	(203,000)	668,000
Other	9,000	(12,000)	—
Net cash provided by operating activities	4,574,000	3,224,000	1,430,000

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development costs	(2,464,000)	(2,453,000)	(2,760,000)
Purchase of other property and equipment	(6,000)	—	(59,000)
Purchase of other short-term investments	—	—	(400,000)
Purchase of other long-term investments	—	(200,000)	(1,000,000)
Net cash used by investing activities	(2,470,000)	(2,653,000)	(4,219,000)

Cash Flows from Financing Activities
Repayment of note payable to bank	(120,000)	(120,000)	(120,000)
Purchase of 724,534 shares of treasury stock	(1,528,000)	—	—
Net cash used by financing activities	(1,648,000)	(120,000)	(120,000)
Increase (decrease) in cash	456,000	451,000	(2,909,000)

Cash at beginning of period	6,695,000	6,244,000	9,153,000
Cash at end of period	$7,151,000	$6,695,000	$6,244,000

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

The Company owns land along with a commercial office building which contains approximately 46,286 of rentable square feet, of which the Company occupies approximately 12,759 rentable square feet as its corporate office headquarters. The Company leases the remaining space in the building to non-related third party commercial tenants at prevailing market rates.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

FASB Accounting Standards Codification

The Company presents its financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). In June, 2009, the Financial Accounting Standards Board ("FASB") completed its accounting guidance codification project. The FASB Accounting Standards Codification ("ASC") became effective for the Company's financial statements issued subsequent to June 30, 2009 and is the single source of authoritative accounting principles recognized by the FASB to be applied to nongovernmental entities in the preparation of financial statements in conformity with GAAP. Accordingly, the Company refers to the ASC as the sole source of authoritative literature.

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

If unamortized costs capitalized within a cost center, less related deferred income taxes, exceed the cost center ceiling (as defined), the excess is charged to expense and separately disclosed during the period in which the excess occurs. Amounts required to be written off will not be reinstated for any subsequent increase in the cost center ceiling. No impairment of oil and gas properties charge was recorded for 2012, 2011 or 2010.

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

Investments in Real Estate

All investments in real estate holdings are stated at cost or adjusted carrying value. ASC Topic 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, requires that a property be considered impaired if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. If impairment exists, an impairment loss is recognized by a charge against earnings equal to the amount by which the carrying amount of the property exceeds fair market value less cost to sell the property. If impairment of a property is recognized, the carrying amount of the property is reduced by the amount of the impairment, and a new cost for the property is established. Depreciation is provided over the properties estimated remaining useful life. There was no charge to earnings during 2012 due to impairment of real estate holdings.

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

The following table reflects the changes of the asset retirement obligations during the period ending December 31;

	2012	2011
Carrying amount of asset retirement obligation	$946,000	$854,000
Liabilities added	55,000	42,000
Liabilities divested or settled	(92,000)	16,000
Current period accretion expenses	40,000	34,000
Carrying amount as of December 31,	$949,000	$946,000

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

Income Taxes

In June, 2006, an interpretation of ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes” was issued. The interpretation creates a single model to address accounting for uncertainty in tax positions. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition of certain tax positions. Federal and state tax authorities generally have the right to examine and audit the previous three years of tax returns filed.

The Company adopted the provisions of the interpretation of ASC Topic 740-10 effective January 1, 2007. The adoption of this accounting principle did not have an effect on the Company’s consolidated financial statements at, and for the three years ended December 31, 2012.

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

Recently Issued Accounting Pronouncements

Currently, there are no new accounting pronouncements that were issued to be effective in 2012 or subsequent thereto that would have a material impact on the Company’s financial reporting.

Subsequent Events

The Company has evaluated subsequent events through the issuance date of April 15, 2013.

3. ACCOUNTS RECEIVABLE

	December 31,
	2012	2011

Trade	$21,000	$101,000
Accrued receivable	2,149,000	1,523,000
	2,170,000	1,624,000
Less: Allowance for losses	(15,000)	(15,000)
	$2,155,000	$1,609,000

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

4. ACCOUNTS PAYABLE

	December 31,
	2012	2011

Trade payables	$1,101,000	$1,170,000
Production proceeds payable	2,189,000	1,865,000
Prepaid drilling costs	161,000	187,000
	$3,451,000	$3,222,000

5. NOTES PAYABLE

	December 31,
	2012	2011

Note payable to a bank with monthly principal payments of $10,000 plus accrued interest at a variable annual interest rate based upon an index which is the Treasury securities rate for a term of seven years, plus 2.2%. The interest rate is subject to change on the first day of each seven year anniversary after the date of the rate based on the Index than in effect. As of the date of the loan, the annual interest rate was 6.11%. Effective December 27, 2011, the annual interest rate was adjusted to 3.61%. The note is collateralized by land and a commercial office building, plus a guarantee by certain related parties. The note matures in November, 2018.	720,000	840,000

Less current maturities	(120,000)	(120,000)
Total notes payable, long-term portion	600,000	720,000

Estimated annual maturities for long-term debt are as follows:

2013	120,000
2014	120,000
2015	120,000
2016	120,000
2017	120,000
thereafter	120,000
	720,000

6. RELATED PARTY TRANSACTIONS

On October 1, 2008, Giant entered into an Administrative Services Agreement with the Company whereby Giant agreed to pay the Company $250 per month for the Company providing administrative services to Giant. The Company also entered into a management services agreement with M-R Oilfield Services, LP (“MRO”), whereby MRO makes monthly payments in the amount of $1,000 to the Company in exchange for the Company providing administrative services to MRO. On October 1, 2008, the Company entered into a similar agreement with Giant NRG, LP (“NRG”), a limited partnership with Chris Mazzini and Michelle Mazzini as limited partners. Under this agreement NRG pays a monthly fee of $2,500 to the Company in exchange for the Company providing certain administrative services to NRG. The Company has entered into a similar arrangement with Peveler Pipeline, LP ("Peveler"), whereby Peveler pays the Company a monthly charge of $250 in exchange for the Company providing administrative services to Peveler. Chris and Michelle Mazzini are the owners of Peveler Pipeline, LP, a limited partnership which owns a pipeline gathering system servicing wells owned by Giant, another related entity, described elsewhere in this report. The Company entered into a similar agreement with M-R Ventures, LLC (“MRV”), a limited liability company that operates some wells in Michigan, and that is owned by Chris and Michelle Mazzini. Pursuant to this agreement, MRV pays the Company a monthly fee in the amount of $500 for certain administrative services that the Company provides to MRV. The Company entered into a similar agreement with Reserve Royalty Company (“Reserve”) a sole proprietorship that holds some royalty interests owned by Chris and Michelle Mazzini. Pursuant to this agreement, Reserve pays the Company a monthly fee in the amount of $350 for certain administrative services that the Company provides to Reserve.

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

The Company has not approved nor authorized any standing repurchase program for its common stock.

During the fourth quarter of the fiscal year ended December 31, 2012, the Company made the following repurchases of its common stock:

Effective October 30, 2012, the Company repurchased 700,000 shares of its common stock for a purchase price of $1,491,000 or $2.13 per share.

On December 18, 2012, the Company repurchased 24,534 shares of its common stock for a purchase price of $36,801 or $1.50 per share.

The repurchased shares are held as Treasury Stock.

8. INCOME TAXES

The Company accounts for income taxes pursuant to ASC Topic 740-10, "Accounting for Income Taxes". ASC Topic 740-10 utilizes the liability method of computing deferred income taxes.

In connection with the Plan discussed in Note 1, the Company agreed to pay, in cash, to Exploration's unsecured creditors, as defined, one-half of the future reductions of Federal income taxes which were directly related to any allowed carryovers of Exploration's net operating losses and investment tax credits. Such payments are to be made on a pro-rata basis. Amounts incurred under this agreement, which are considered contingent consideration, totaled $ -0-, $ -0-, and $ -0- in 2012, 2011 and 2010, respectively. As of December 31, 2012 the Company has not received a ruling from the Internal Revenue Service concerning the net operating loss and investment credit carryovers. Until the tax savings which result from the utilization of these carry-forwards is assured, the Company will not pay to Exploration's unsecured creditors any of the tax savings benefit. As of December 31, 2012, the Company owes $97,000 to Exploration's unsecured creditors.

In calculating tax savings benefits described above, consideration was given to the alternative minimum tax, where applicable, and the tax effects of temporary differences, as shown below:

Income tax differed from the amounts computed by applying an effective United States federal income tax rate of 34% to pretax income in 2012, 2011 and 2010 as a result of the following:

	2012	2011	2010
Computed expected tax expense (benefit)	$999,000	$449,000	$42,000

Miscellaneous timing differences
related to book and tax depletion
differences and the expensing of
intangible drilling costs	(752,000)	(678,000)	(139,000)
Expected Federal income tax expense (benefit)	$247,000	$(229,000)	$(97,000)

Income tax expense (benefit) for the years ended December 31, 2012, 2011 and 2010 consisted of the following:

	2012	2011	2010
Federal income taxes (benefit)	$247,000	$(229,000)	$(97,000)
State income taxes	-	-	-
Current income tax provision (benefit)	$247,000	$(229,000)	$(97,000)

Deferred income taxes reflect the effects of temporary differences between the tax bases of assets and liabilities and the reported amounts of those assets and liabilities for financial reporting purposes. Deferred income taxes also reflect the value of investment tax credits and an offsetting valuation allowance. The Company's total deferred tax assets and corresponding valuation allowance at December 31, 2012 and 2011 consisted of the following:

	December 31,
	2012	2011
Deferred tax assets
Depreciation, depletion and amortization	770,000	238,000
Other, net	7,000	7,000
Total	777,000	245,000

Deferred tax liabilities
Expired leasehold	(67,000)	(335,000)
Intangible drilling costs	(2,200,000)	(2,716,000)
Depreciation	(348,000)	-
Net deferred tax liability	$(1,838,000)	$(2,806,000)

9. CASH FLOW INFORMATION

The Company does not consider any of its assets, other than cash and certificates of deposit shown as cash on the balance sheet, to meet the definition of a cash equivalent.

Net cash provided by operating activities includes cash payments for the following:

	2012	2011	2010

Interest expense	$29,000	$55,000	$84,000

Income taxes	50,000	170,000	-

Excluded from the Consolidated Statements of Cash Flows were the effects of certain non-cash investing and financing activities, as follows:

	2012	2011	2010
Addition (Reduction) of Oil & Gas properties
by recognition of asset retirement obligation	$(36,000)	$57,000	$45,000

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

11. CONCENTRATIONS OF CREDIT RISK

Subsequent to December 31, 2012, FDIC Deposit insurance coverage changed. As scheduled, the unlimited insurance coverage for noninterest-bearing transaction accounts provided under the Dodd-Frank Wall Street Reform and Consumer Protection Act expired on December 31, 2012. Deposits held in non-interest-bearing transaction accounts are now aggregated with any interest-bearing deposits the owner may hold in the same ownership category, and the combined total insured up to at least $250,000.

Beginning January 1, 2013, noninterest-bearing transaction accounts will no longer be insured separately from depositors’ other accounts at the same institution. Instead, noninterest-bearing transaction accounts will be added to any of a depositor’s other accounts in the applicable ownership category, and the aggregate balance insured up to at least the Standard Minimum Deposit Insurance Amount (SMDIA) of $250,000, per depositor, at each separately chartered institution.

As of December 31, 2012 the Company had approximately $3,202,000 in checking and money market accounts at one bank, and approximately $3,058,000, which includes approximately $400,000 of long-term certificates of deposit, at a second bank. The Company also had approximately $3,295,000, including $400,000 of short-term certificates of deposit and $800,000 of long-term certificates of deposit invested at six other banking institutions. Cash amounts on deposit at these institutions exceeded current per account FDIC protection limits by approximately $3,325,000.

If the post 2012 FDIC coverage had been in effect at December 31, 2012, the Company’s amounts on deposit would have exceeded the new FDIC protection limits by approximately $4,760,000.

Most of the Company's business activity is located in Texas. Accounts receivable as of December 31, 2012 and 2011 are due from both individual and institutional owners of joint interests in oil and gas wells as well as purchasers of oil and gas. A portion of the Company's ability to collect these receivables is dependent upon revenues generated from sales of oil and gas produced by the related wells.

12. FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments at December 31, 2012 and 2011 follows:

	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash	$7,151,000	$7,151,000	$6,695,000	$6,695,000
Short-term certificates	400,000	400,000	400,000	400,000
Long-term certificates	1,200,000	1,200,000	1,200,000	1,200,000
Accounts receivable	2,155,000	2,155,000	1,609,000	1,609,000

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

At December 31, 2012 the Company has acquired bonds and letters of credit issued in favor of various state regulatory agencies as mandated by state law in order to comply with financial assurance regulations required to perform oil and gas operations within the various state jurisdictions.

The Company has seven, $5,000 single-well bonds totaling $35,000 and one $10,000 single well bond with an insurance company, for wells the Company operates in Alabama. The $5,000 bonds are written for a three year period and the $10,000 bond is written for a one year period.

The Company has 10 letters of credit from a bank issued for the benefit of various state regulatory agencies in Texas, New Mexico, Oklahoma, and Louisiana, ranging in amounts from $10,000 to $50,000 and totaling $298,000. These letters of credit have expiration dates that range from January 1, 2013 through January 16, 2015 and are fully secured by funds on deposit with the bank in business money market accounts.

14. ADDITIONAL OPERATIONS AND BALANCE SHEET INFORMATION

Certain information about the Company's operations for the years ended December 31, 2012, 2011 and 2010 follows.

Sale of Oil & Gas Properties

In March, 2010, the Company sold its working interest and operations in the Robertson 20-12 well located in Lamar County, Alabama to an unrelated party for $5,000 in cash.

In December, 2012, the Company sold its working interest effective October 1, 2012, in 29 non-operated properties located in Palo Pinto, Wise, Jack, and Parker Counties, Texas to the operator of the wells for a gross sales price of $165,000.

Dependence on Customers

The following is a summary of significant purchasers / operators (listed by percent of total oil and natural gas sales) from oil and natural gas produced by the Company for the three-year period ended December 31, 2012:

Purchaser / Operator	2012	2011	2010
Shell Trading (US) Company	15%	20%	7%
Pruet Production Co.	9%	0%	0%
Enbridge Energy Partners	9%	22%	26%
Targa Midstream Service, LIM	8%	4%	3%
Halcon Resources Operating, Inc.	7%	0%	0%
Eastex Crude Company	6%	7%	7%
Crosstex Gulf Coast Mktg	5%	11%	16%
Panther Energy Company, LLC	4%	0%	0%
Gulfmark Energy, Inc.	4%	3%	0%
HollyFrontier Refining & Marketing LLC	3%	2%	3%
Petromax Operating Co., Inc.	3%	0%	0%
Sunoco Partners Marketing	3%	1%	1%
Encana Oil & Gas (USA), Inc.	3%	0%	0%
Enterprise Crude Oil, LLC	2%	5%	5%
Enervest Operating, LLC	2%	0%	0%
Sklar Exploration Co., LLC	2%	0%	0%
ETC Texas Pipeline	2%	2%	2%

Oil and gas is sold to approximately 100 different purchasers under market sensitive, short-term contracts computed on a month to month basis.

Except as set forth above, there are no other customers of the Company that individually accounted for more than two percent of the Company's oil and gas revenues during the three years ended

December 31, 2012.

The Company currently has no hedged contracts.

Certain revenues, costs and expenses related to the Company's oil and gas operations are as follows:

	Year Ended December 31,
	2012	2011	2010
Capitalized costs relating to oil and gas
producing activities:
Unproved properties	$2,267,000	$2,242,000	$2,064,000
Proved properties	20,555,000	18,153,000	15,820,000
Total capitalized costs	22,822,000	20,395,000	17,884,000
Accumulated amortization	(10,744,000)	(9,161,000)	(8,129,000)
Total capitalized costs, net	$12,078,000	11,234,000	$9,755,000

	Year Ended December 31,
	2012	2011	2010
Costs incurred in oil and gas property
acquistions, exploration and development:
Acquistion of properties	$685,000	$303,000	$458,000
Development costs	1,742,000	2,208,000	2,346,000
Total costs incurred	$2,427,000	$2,511,000	$2,804,000

	Year Ended December 31,
	2012	2011	2010
Results of operations from producing activities:
Sales of oil and gas	$9,999,000	$8,000,000	$6,302,000

Production costs	3,521,000	3,253,000	2,613,000
Amortization of oil and gas properties	1,583,000	1,032,000	916,000
Total production costs	5,104,000	4,285,000	3,529,000
Total net revenue	$4,895,000	$3,715,000	$2,773,000

	Year Ended December 31,
	2012	2011	2010
Sales price per equivalent Mcf	$7.88	$7.80	$6.22
Production costs per equivalent Mcf	$2.78	$3.17	$2.58
Amortization per equivalent Mcf	$1.25	$1.01	$0.90

	Year Ended December 31,
	2012	2011	2010
Results of operations from gas gathering
and equipment rental activities:
Revenue	$145,000	$172,000	$179,000
Operating expenses	26,000	25,000	33,000
Depreciation	-	1,000	1,000
Total costs	26,000	26,000	34,000
Total net revenue	$119,000	$146,000	$145,000

15. BUSINESS SEGMENTS

The Company's three business segments are (1) oil and gas exploration, acquisition, production and operations, (2) transportation and compression of natural gas, and (3) commercial real estate investment. Management has chosen to organize the Company into the three segments based on the products or services provided. The following is a summary of selected information for these segments for the three-year period ended December 31, 2012:

	Year Ended December 31,
	2012	2011	2010
Revenues: (1)
Oil and gas exploration, production	$10,357,000	$8,289,000	$6,621,000
and operations
Gas gathering, compression and	145,000	172,000	179,000
equipment rental
Real estate rental	242,000	436,000	448,000
	$10,744,000	$8,897,000	$7,248,000

	Year Ended December 31,
	2012	2011	2010
Depreciation, depletion, and
amortization expense:
Oil and gas exploration, production	$1,594,000	$1,050,000	$940,000
and operations
Gas gathering, compression and	-	1,000	1,000
equipment rental
Real estate rental	53,000	101,000	101,000
	$1,647,000	$1,152,000	$1,042,000

	Year Ended December 31,
	2012	2011	2010
Income from operations:
Oil and gas exploration, production	$5,201,000	$3,952,000	$3,020,000
and operations
Gas gathering, compression and	119,000	146,000	145,000
equipment rental
Real estate rental	4,000	110,000	101,000
	5,324,000	4,208,000	3,266,000
Corporate and other (2)	(1,665,000)	(2,455,000)	(2,819,000)
Consolidated net income	$3,659,000	$1,753,000	$447,000

	Year Ended December 31,
	2012	2011	2010
Identifiable assets net of DDA:
Oil and gas exploration, production
and operations	$12,126,000	$11,289,000	$9,829,000
Gas gathering, compression and
equipment rental		(1,000)
Real estate rental	1,615,000	1,667,000	1,767,000
	13,741,000	12,955,000	11,596,000
Corporate and other (3)	10,912,000	10,324,000	9,181,000
Consolidated total assets	$24,653,000	$23,279,000	$20,777,000

Note (1): All reported revenues are from external customers.

Note (2): Corporate and other includes general and administrative expenses,

other non-operating income and expense and income taxes.

Note (3): Corporate and other includes cash, accounts and notes receivable,

inventory, other property and equipment and intangible assets.

16. SUPPLEMENTARY INCOME STATEMENT INFORMATION

The following items were charged directly to expense:

	Year Ended December 31,
	2012	2011	2010
Maintenance and repairs	$11,000	$15,000	$15,000
Production taxes	487,000	371,000	256,000
Taxes, other than payroll and income taxes	9,000	11,000	4,000

17. QUARTERLY DATA (UNAUDITED)

The table below reflects selected quarterly information for the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$2,356,000	$2,940,000	$2,561,000	$4,249,000
Expense	(1,717,000)	(2,055,000)	(1,928,000)	(3,468,000)
Operating income (loss)	639,000	885,000	633,000	781,000
Current tax (provision) benefit	(78,000)	(66,000)	(3,000)	(100,000)
Deferred tax (provision) benefit	181,000	199,000	90,000	498,000
Net income (loss)	$742,000	$1,018,000	$720,000	$1,179,000
Earnings (loss) per share of
common stock
Basic and diluted	$0.10	$0.13	$0.09	$0.17

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$2,620,000	$2,077,000	$2,040,000	$2,603,000
Expense	(1,770,000)	(1,805,000)	(1,774,000)	(2,670,000)
Operating income (loss)	850,000	272,000	266,000	(67,000)
Current tax (provision) benefit	(79,000)	113,000	(12,000)	207,000
Deferred tax (provision) benefit	37,000	(104,000)	10,000	260,000
Net income (loss)	$808,000	$281,000	$264,000	$400,000
Earnings (loss) per share of
common stock
Basic and diluted	$0.10	$0.04	$0.03	$0.06

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$1,968,000	$1,765,000	$1,831,000	$2,092,000
Expense	(1,523,000)	(1,631,000)	(1,810,000)	(2,569,000)
Operating income (loss)	445,000	134,000	21,000	(477,000)
Current tax (provision) benefit	(31,000)	(63,000)	244,000	(53,000)
Deferred tax (provision) benefit	(59,000)	76,000	(39,000)	249,000
Net income (loss)	$355,000	$147,000	$226,000	$(281,000)
Earnings (loss) per share of
common stock
Basic and diluted	$0.05	$0.02	$0.03	$(0.04)

18. SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

The Company’s net proved oil and natural gas reserves as of December 31, 2012, 2011, and 2010 have been estimated by Company personnel.

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

The following reserve estimates were based on existing economic and operating conditions. Oil and gas prices for 2012, 2011, and 2010 were calculated using a 12-month average price, calculated as the un-weighted arithmetic average of the first-day-of-the month price for each month of each year. Operating costs, production and ad valorem taxes and future development costs were based on current costs with no escalation.

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

Changes in Estimated Quantities of Proved Oil and Gas Reserves (Unaudited):

Quantities of Proved Reserves:	Crude Oil Bbls	Natural Gas Mcf
Balance December 31, 2009	322,880	12,521,130
Sales of reserves in place	—	(62,930)
Acquired properties	59,580	290,940
Extensions and discoveries	1,570	172,880
Revisions of previous estimates *	9,846	(1,475,633)
Production	(31,526)	(823,957)
Balance December 31, 2010	362,350	10,622,430
Sales of reserves in place	—	—
Acquired properties	11,390	122,310
Extensions and discoveries	36,610	226,300
Revisions of previous estimates *	70,338	(2,085,974)
Production	(48,708)	(733,816)
Balance December 31, 2011	431,980	8,151,250
Sales of reserves in place	(980)	(205,900)
Acquired properties	13,930	1,003,190
Extensions and discoveries	75,918	47,920
Revisions of previous estimates *	57,386	(1,671,752)
Production	(79,514)	(791,708)
Balance December 31, 2012	498,720	6,533,000

* May also include divestitures, not only changes in engineering.

Proved Developed Reserves:
Balance December 31, 2010	361,870	8,754,920
Balance December 31, 2011	401,240	8,124,340
Balance December 31, 2012	498,720	6,533,000

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

Reserve estimates were prepared in accordance with standard Security and Exchange Commission guidelines. The future net cash flow for 2012, 2011, and 2010, was computed using a 12-month average price, calculated as the un-weighted arithmetic average of the first-day-of-the month price for each month of the year. Lease operating costs, compression, dehydration, transportation, ad valorem taxes, severance taxes, and federal income taxes were deducted. Costs and prices were held constant and were not escalated over the life of the properties. No deduction has been made for interest, or general corporate overhead. The annual discount of estimated future cash flows is defined, for use herein, as future cash flows discounted at 10% per year, over the expected period of realization.

Proved Developed Reserves were calculated based on Decline Curve Analysis on 77 operated wells and 86 non-operated wells. Materially insignificant operated and non-operated wells were excluded from the reserve estimate.

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

Standardized measure of discounted future net cash flows related to proved reserves:

	Year Ended December 31,
	2012	2011	2010
Future production revenue	$68,813,000	$78,938,000	$72,465,000
Future development costs	(108,000)	(108,000)	(2,187,000)
Future production costs	(29,746,000)	(32,843,000)	(32,386,000)
Future net cash flow before Federal income taxes	38,959,000	45,987,000	37,892,000
Future income taxes	(10,909,000)	(12,876,000)	(10,610,000)
Future net cash flows	28,050,000	33,111,000	27,282,000
Effect of 10% annual discounting	(5,787,000)	(9,649,000)	(8,577,000)
Standardized measure of discounted cash flows	$22,263,000	$23,462,000	$18,705,000

Changes in the standardized measure of discounted future net cash flows:
	Year Ended December 31,
	2012	2011	2010
Beginning of the year	$23,462,000	$18,705,000	$16,110,000
Sales of oil and gas, net of production costs	(6,161,000)	(4,516,000)	(3,510,000)
Net changes in prices and production costs	(2,990,000)	5,970,000	3,713,000
Extensions, discoveries, additions
less related costs	3,498,000	2,179,000	377,000
Development costs incurred	1,657,000	2,101,000	1,936,000
Net changes in future development cost	7,000	(1,492,000)	(581,000)
Revisions of previous quantity estimates	(1,742,000)	(1,243,000)	(2,131,000)
Net change in purchase and sales of
minerals in place	1,051,000	581,000	1,318,000
Accretion of discount	2,346,000	1,871,000	1,611,000
Net change in income taxes	1,502,000	(417,000)	152,000
Other	(367,000)	(277,000)	(290,000)
End of year	$22,263,000	$23,462,000	$18,705,000

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

SCHEDULE I I

	Balance	Costs & Expenses	Deductions	Ending Balance
Allowance for doubtful accounts

December 31, 2010	$14,000	$24,000	$23,000	$15,000

December 31, 2011	$15,000	$—	$—	$15,000

December 31, 2012	$15,000	$—	$—	$15,000

SCHEDULE III

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION

Initial Cost to Corporation					Total Cost
Description		Encumbrances	Land	Buildings	Subsequent to Acquisition

Two story multi-tenant garden office building with sub-grade parking garage located in Dallas, Texas		(b)	$ 688,000	$ 1,298,000	$ 282,000

Gross amounts at which carried at close of year

Land	Buildings	Total	Accumulated Depreciation	Life on which Depreciation Calculated	Date Acquired

$ 688,000	$ 1,580,000	$ 2,268,000	$ 653,000	(a)	12/27/2004

Notes to Schedule III

(a) See Footnote 2 to the Financial Statements outlining depreciation methods and lives.

(b) See description of notes payable in Footnote 5 to the Financial Statements outlining the terms and provisions of the acquisition loan for the building.

(c) The reconciliation for investments in real estate and accumulated depreciation for the years ended December 31, 2012 are as follows

	Investments in Real Estate	Accumulated Depreciation
Balance, December 31, 2005	$ 1,986,000	$ 49,000
Acquisitions	210,000
Depreciation expense		71,000
Balance, December 31, 2006	2,196,000	120,000
Acquisitions	34,000
Depreciation expense		84,000
Balance, December 31, 2007	2,230,000	204,000
Acquisitions	38,000
Depreciation expense		96,000
Balance, December 31, 2008	2,268,000	300,000
Acquisitions
Depreciation expense		100,000
Balance, December 31, 2009	2,268,000	400,000
Acquisitions
Depreciation expense		101,000
Balance, December 31, 2010	2,268,000	501,000
Acquisitions
Depreciation expense		100,000
Balance, December 31, 2011	2,268,000	601,000
Acquisitions
Depreciation expense		52,000
Balance, December 31, 2012	$ 2,268,000	$ 653,000

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

Date: April 15, 2013

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

Date: April 15, 2013

By:/s/ Robert E. Corbin
Robert E. Corbin
Controller, Principal Financial and Accounting Officer

Exhibit 32

Certification Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of Spindletop Oil & Gas Co. (the “Company”), on Form 10-K for the year ended December 31, 2012 as filed with the Securities Exchange Commission on the date hereof (the “Report”), the undersigned Principal Executive Officer and Principal Financial and Accounting Officer of the Company, do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: April 15, 2013

By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

By:/s/ Robert E. Corbin
Robert E. Corbin
Controller, Principal Financial and
Accounting Officer