Form 10-Q
period 2013-03-31
SPINDLETOP OIL & GAS CO
filed 2013-05-20
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value (Class)	6,936,269 (Outstanding at May 15, 2013)

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

FORM 10-Q
For the quarter ended March 31, 2013

Index to Consolidated Financial Statements and Schedules

Part I – Financial Information:	Page

Item 1. – Financial Statements

Consolidated Balance Sheets
March 31, 2013 (Unaudited) and December 31, 2012	3 - 4

Consolidated Statements of Operations (Unaudited)
Three Months Ended March 31, 2013 and 2012	5

Consolidated Statements of Cash Flow (Unaudited)
Three Months Ended March 31, 2013 and 2012	6

Notes to Consolidated Financial Statements	7

Item 2. – Management’s Discussion and Analysis of Financial
Condition and Results of Operations	7

Item 4. – Controls and Procedures	11

Part II – Other Information:

Item 6. – Exhibits	12

Part I - Financial Information

Item 1. - Financial Statements

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$ 7,930,000	$ 7,151,000
Accounts receivable, Trade	1,671,000	2,155,000
Prepaid income tax	19,000	-
Other short-term investments	400,000	400,000
Total Current Assets	10,020,000	9,706,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	23,054,000	22,822,000
Rental equipment	399,000	399,000
Gas gathering system	145,000	145,000
Other property and equipment	251,000	251,000
	23,849,000	23,617,000
Accumulated depreciation and amortization	(11,865,000)	(11,491,000)
Total Property and Equipment	11,984,000	12,126,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,580,000	1,580,000
Accumulated depreciation	(666,000)	(653,000)
Total Real Estate Property	1,602,000	1,615,000

Other Assets
Other long-term investments	1,200,000	1,200,000
Other	6,000	6,000
Total Other Assets	1,206,000	1,206,000
Total Assets	$ 24,812,000	$ 24,653,000
	-	-

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Notes payable, current portion	$ 120,000	$ 120,000
Accounts payable and accrued liabilities	3,291,000	3,451,000
Income tax payable	-	99,000
Tax savings benefit	97,000	97,000
Total Current Liabilities	3,508,000	3,767,000

Noncurrent Liabilities
Notes payable, long-term portion	570,000	600,000
Asset Retirement obligation	950,000	949,000
Total Noncurrent Liabilities	1,520,000	1,549,000

Deferred Income Tax Payable	1,784,000	1,838,000

Total Liabilities	6,812,000	7,154,000

Shareholders' Equity
Common Stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 6,936,269 shares outstanding at March 31, 2013; 7,677,471 shares issued and 6,936,269 shares outstanding at December 31, 2012.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury Stock, at cost	(1,536,000)	(1,536,000)
Retained earnings	18,516,000	18,015,000
Total Shareholder's Equity	18,000,000	17,499,000
Total Liabilities and Shareholders' Equity	$ 24,812,000	$ 24,653,000
	-	-

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues
Oil and gas revenues	$ 2,145,000	$ 1,758,000
Revenue from lease operations	91,000	81,000
Gas gathering, compression, equipment rental	28,000	32,000
Real estate rental income	59,000	68,000
Interest Income	18,000	18,000
Other	27,000	399,000
Total Revenues	2,368,000	2,356,000

Expenses
Lease operations	445,000	379,000
Production taxes, gathering and marketing	167,000	165,000
Pipeline and rental operations	8,000	6,000
Real estate operations	48,000	38,000
Depreciation and amortization	387,000	291,000
ARO accretion expense	10,000	8,000
General and administrative	768,000	822,000
Interest expense	6,000	8,000
Total Expenses	1,839,000	1,717,000
Income Before Income Tax	529,000	639,000

Current income tax provision (benefit)	82,000	78,000
Deferred income tax provision (benefit)	(54,000)	(181,000)
Total income tax provision (benefit)	28,000	(103,000)
Net Income	$ 501,000	$ 742,000

Earnings per Share of Common Stock
Basic and Diluted	$ 0.07	$ 0.10

Weighted Average Shares Outstanding
Basic and Diluted	6,936,269	7,660,803

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities
Net Income	$ 501,000	$ 742,000
Reconciliation of net income to net cash
provided by operating activities
Depreciation and amortization	387,000	291,000
Accretion of asset retirement obligation	10,000	8,000
Changes in accounts receivable	484,000	256,000
Changes in prepaid income tax	(19,000)	78,000
Changes in accounts payable	(161,000)	(94,000)
Changes in current tax payable	(99,000)	-
Changes in asset retirement obligation	1,000	14,000
Changes in deferred tax payable	(54,000)	(181,000)
Other	-	(1,000)
Net cash provided by operating activities	1,050,000	1,113,000

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development costs	(240,000)	(10,000)
Purchase of other property and equipment	(1,000)	(1,000)
Net cash (used by) investing activities	(241,000)	(11,000)

Cash Flows from Financing Activities
Repayment of note payable to bank	(30,000)	(30,000)
Net cash (used for) financing activities	(30,000)	(30,000)
Increase in cash	779,000	1,072,000

Cash at beginning of period	7,151,000	6,695,000
Cash at end of period	$ 7,930,000	$ 7,767,000

Interest paid in cash	$ 6,000	$ 8,000

Income taxes paid in cash	$ 200,000	$ -

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND ORGANIZATION

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended December 31, 2012 for further information.

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

Subsequent Events

The Company has evaluated subsequent events through the issuance date of this report of May 15, 2013.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the factors listed and described at Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2012 (the “Form 10-K”).

The current global economic and financial situation could lead to an extended national or global economic recession. A slowdown in economic activity caused by a recession would likely reduce national and worldwide demand for oil and natural gas and result in lower commodity prices for long periods of time. Prices for oil and natural gas are volatile. Costs of exploration, development and production have not yet adjusted to current economic conditions. Prolonged, substantial decreases in oil and natural gas prices would likely have a material adverse effect on the Company’s business, financial condition and results of operations, could further limit the Company's access to liquidity and credit and could hinder its ability to satisfy its capital requirements.

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

Results of Operations

2013 Compared to 2012

Oil and gas revenues for the first quarter of 2013 were $2,145,000, as compared to $1,758,000 for the same period in 2012, an increase of approximately $387,000 or 22.0%.

Natural gas revenues for the first three months of 2013 were $639,000 compared to $704,000 for the same period in 2012, a decrease of $65,000 or 9.23%. Natural gas sales volumes for the first quarter of 2013 were approximately 196,000 mcf compared to approximately 157,000 mcf during the first quarter of 2012, an increase of approximately 39,000 mcf or 24.8%.

Average natural gas prices received were $3.63 per mcf in the first quarter of 2013 as compared to $4.23 per mcf in the first quarter of 2012, a decrease of approximately $0.60 per mcf or 14.18%.

Oil sales for the first three months of 2013 were approximately $1,506,000 compared to approximately $1,054,000 in the first quarter of 2012, an increase of approximately $452,000 or 42.9%. Of this net increase in oil sales, volumes for the first quarter of 2013 were approximately 15,600 bbls, compared to 10,400 bbls during the first quarter of 2012, an increase of approximately 5,200 bbls, or 50.0%.

Average oil prices received were $96.80 per bbl in the first quarter of 2013 compared to $100.99 per bbl in the first three months of 2012, a decrease of approximately $4.19 per bbl or 4.15%.

Revenue from lease operations was $91,000 in the first quarter of 2013 compared to $81,000 in the first quarter of 2012, an increase of $10,000 or 12.4%. This increase results from operator overhead income on operated wells acquired subsequent to the first quarter of 2012.

Revenue from gas gathering, compression and equipment rental for the first quarter of 2013 was $28,000 compared to $32,000 in the first quarter of 2012, a decrease of $4,000 or 12.5%.

Real estate income was approximately $59,000 during the first quarter of 2013 compared to $68,000 for the first three months of 2012, a decrease of approximately $9,000, or 13.4%.

Interest income was $18,000 during the first quarter of 2013 remained the same as compared to $18,000 during the same period in 2012.

Other income for the first three months of 2013 was $27,000 as compared to $399,000 for the same time period in 2012, a decrease of $93.2%. This change is due primarily to cash received of $375,000 for a Farmout Agreement in the first quarter of 2012.

Lease operations expense in the first quarter of 2013 was $445,000 as compared to $379,000 in the first quarter of 2012, a net increase of approximately $66,000, or 17.4%. Of this net increase, approximately $15,000 was from increased work over costs between the two periods. Additionally, approximately $44,000 of the increase is due to new wells acquired subsequent to the first quarter of 2012. The remaining net increase of approximately 7,000 is due to general price increases and changes in levels of activity for both operated and non-operated wells.

Production taxes, gathering and marketing expenses in the first quarter of 2013 were approximately $167,000 as compared to $165,000 for the first quarter of 2012, an increase of approximately $2,000 or 1.2%.

Pipeline and rental operations expenses for the first quarter of 2013 were $8,000 compared to $6,000 for the same time period in 2013, an increase of $2,000.

Real estate operations expense in the first quarter of 2013 was approximately $48,000 compared to $38,000 during the same period in 2012, an increase of approximately $10,000 or 26.3%.

Depreciation, depletion, and amortization expense for the first quarter of 2013 was $387,000 as compared to $291,000 for the first quarter of 2012, an increase of $96,000, or 33.0%. $370,000 of the amount for the first quarter of 2013 was for amortization of the full cost pool of capitalized acquisition, exploration, and development costs as compared with $263,000 for the first quarter of 2012, an increase of $107,000 or 40.1%. The Company re-evaluated its proved oil and gas reserve quantities as of December 31, 2012. This re-evaluated reserve base was reduced for oil and gas reserves that were produced or sold during the quarter. A depletion rate of 2.951% for the first quarter of 2013 was calculated and applied to the Company’s full cost pool of capitalized oil and gas properties as compared to 2.375% for the first quarter of 2012.

Asset Retirement Obligation (“ARO”) expense for the first three months of 2013 was approximately $10,000 as compared to approximately $8,000 for the same time period in 2012, an increase of $2,000.

General and administrative costs for the first quarter of 2013 were approximately $768,000 as compared to approximately $822,000 for the first quarter of 2012, a decrease of $54,000 or 6.6%. Approximately $39,000, or72% of the decrease was related to a reduction in personnel costs and benefits. Approximately $11,000, or 20% of the decrease was related to a reduction in SEC related costs as compared to the same period in 2012. The remaining net decrease in general and administrative costs of approximately $4,000 relate to general office activities.

Interest expense was approximately $6,000 for the first quarter of 2013 compared to approximately $8,000 for the same period in 2012, a decrease of approximately $2,000 or 25.0%. This is due to the continued reduction of the principal amount of the loan on the office building owned by the Company as interest on the note is calculated and paid based on the unpaid balance of the loan. According to the terms of the loan agreement with a bank, the interest rate was redetermined effective December 27, 2011. The interest rate was changed from 6.11% annually to 3.61% annually.

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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Part II - Other Information

Item 5. – Other Information

Texas Panhandle:

Effective April 1, 2013, the Company acquired operations and a 33.1689% working interest with a 26.6201% net revenue interest in the Weise 28 #1 well located in Wheeler County, Texas. This well was producing approximately 119 mcfgp and 0.16 bopd from the Hunton Formation at a depth of 14,890 ft. - 14,912 ft. in the Wheeler-Pan (Hunton) Field.

East Texas:

Effective January 1, 2013, the Company acquired royalty interests in eight wells located in Titus County, Texas, ranging from 2.985805% to 10.9375%. These wells are producing from the Paluxy Formation in the Pewitt Ranch Field.

South Texas

Effective April 1, 2013, the Company purchased a 5.9375% non-operated working interest with a 4.275% net revenue interest in the Joki #1 well in Wharton County, Texas. This well is located in the Hillje Field and is completed from a perforated interval at 4,863’- 4,865’ in the Frio Formation. The well is currently shut-in.

Effective April 1, 2013, the Company acquired non-operated working interests in 7 gas wells located in Colorado County, Texas. The interests acquired ranged from 0.2575% to 7.5999% with net revenue interests from 0.1905% to 5.9007%. The wells are producing from the Wilcox, Wilcox-Jailhouse, Cruel, and McVay Formations at depths of between 10,653 ft. to 15,465 ft. Net production from the wells average approximately 16.9 mcfgd and less than 1 bopd.

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

SPINDLETOP OIL & GAS CO.
(Registrant)

Date: May 15, 2013	By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

Date: May 15, 2013	By:/s/ Michelle H. Mazzini
Michelle H. Mazzini
Vice President, Secretary

Date: May 15, 2013	By:/s/ Robert E. Corbin
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

Date: May 15, 2013

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

Date: May 15, 2013

By:/s/ Robert E. Corbin
Robert E. Corbin
Controller, Principal Financial and
Accounting Officer

Exhibit 32.1

Certification Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Spindletop Oil & Gas Co. (the “Company”), on Form 10-Q for the quarter ended March 31, 2013 as filed with the Securities Exchange Commission on the date hereof (the “Report”), the undersigned Principal Executive Officer and Principal Financial and Accounting Officer of the Company, do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: May 15, 2013

By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

By:/s/ Robert E. Corbin
Robert E. Corbin
Controller, Principal Financial and
Accounting Officer