Form 10-Q
period 2013-06-30
SPINDLETOP OIL & GAS CO
filed 2013-08-14
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2013

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

10981

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value (Class)	6,936,269 (Outstanding at Aug 14, 2013)

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

FORM 10-Q

For the quarter ended June 30, 2013

Index to Consolidated Financial Statements and Schedules

Part I – Financial Information:	Page

Item 1. – Financial Statements

Consolidated Balance Sheets
June 30, 2013 (Unaudited) and December 31, 2012	4 - 5

Consolidated Statements of Operations (Unaudited)
Six Months Ended June 30, 2013 and 2012, and	6
Three Months Ended June 30, 2013 and 2012

Consolidated Statements of Cash Flow (Unaudited)
Six Months Ended June 30, 2013 and 2012	7

Notes to Consolidated Financial Statements	8

Item 2. – Management’s Discussion and Analysis of Financial
Condition and Results of Operations	8

Item 4. – Controls and Procedures	13

Part II – Other Information:

Item 5. – Other Information	14

Item 6. – Exhibits	15

Part I - Financial Information

Item 1. - Financial Statements

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$ 8,961,000	$ 7,151,000
Accounts receivable, trade	2,424,000	2,155,000
Other short-term investments	400,000	400,000
Total Current Assets	11,785,000	9,706,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	23,446,000	22,822,000
Rental equipment	399,000	399,000
Gas gathering system	145,000	145,000
Other property and equipment	251,000	251,000
	24,241,000	23,617,000
Accumulated depreciation and amortization	(12,309,000)	(11,491,000)
Total Property and Equipment	11,932,000	12,126,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,580,000	1,580,000
Accumulated depreciation	(679,000)	(653,000)
Total Real Estate Property	1,589,000	1,615,000

Other Assets
Other long-term investments	1,200,000	1,200,000
Other	6,000	6,000
Total Other Assets	1,206,000	1,206,000
Total Assets	$ 26,512,000	$ 24,653,000
	-	-

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

	June 30,	December 31,
	2013	2012
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Notes payable, current portion	$ 120,000	$ 120,000
Accounts payable and accrued liabilities	3,616,000	3,451,000
Income tax payable	127,000	99,000
Tax savings benefit	97,000	97,000
Total Current Liabilities	3,960,000	3,767,000

Noncurrent Liabilities
Notes payable, long-term portion	540,000	600,000
Asset Retirement obligation	951,000	949,000
Total Noncurrent Liabilities	1,491,000	1,549,000

Deferred Income Tax Payable	1,993,000	1,838,000

Total Liabilities	7,444,000	7,154,000

Shareholders' Equity
Common Stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 6,936,269 shares outstanding at June 30, 2013; 7,677,471 shares issued and 6,936,269 shares outstanding at December 31, 2012.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury Stock, at cost	(1,536,000)	(1,536,000)
Retained earnings	19,584,000	18,015,000
Total Shareholder's Equity	19,068,000	17,499,000
Total Liabilities and Shareholders' Equity	$ 26,512,000	$ 24,653,000
	-	-

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
Revenues
Oil and gas revenues	$ 5,673,000	$ 3,973,000	$ 3,528,000	$ 2,215,000
Revenue from lease operations	187,000	186,000	96,000	105,000
Gas gathering, compression, equipment rental	63,000	73,000	35,000	41,000
Real estate rental income	123,000	130,000	64,000	62,000
Interest Income	42,000	38,000	24,000	20,000
Other	43,000	896,000	16,000	497,000
Total Revenues	6,131,000	5,296,000	3,763,000	2,940,000

Expenses
Lease operations	1,054,000	1,026,000	609,000	647,000
Production taxes, gathering and marketing	504,000	365,000	337,000	200,000
Pipeline and rental operations	21,000	12,000	13,000	6,000
Real estate operations	87,000	72,000	39,000	34,000
Depreciation and amortization	844,000	671,000	457,000	380,000
ARO accretion expense	20,000	17,000	10,000	9,000
General and administrative	1,536,000	1,594,000	768,000	772,000
Interest expense	13,000	15,000	7,000	7,000
Total Expenses	4,079,000	3,772,000	2,240,000	2,055,000
Income before income tax	2,052,000	1,524,000	1,523,000	885,000

Current income tax provision	328,000	144,000	246,000	66,000
Deferred income tax provision (benefit)	155,000	(380,000)	209,000	(199,000)
Total income tax provision (benefit)	483,000	(236,000)	455,000	(133,000)
Net Income	$ 1,569,000	$ 1,760,000	$ 1,068,000	$ 1,018,000

Earnings per Share of Common Stock
Basic and Diluted	$ 0.22	$ 0.23	$ 0.15	$ 0.13

Weighted Average Shares Outstanding
Basic and Diluted	6,936,269	7,660,803	6,936,269	7,660,803

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities
Net Income	$ 1,569,000	$ 1,760,000
Reconciliation of net income to net cash
provided by operating activities
Depreciation and amortization	844,000	671,000
Accretion of asset retirement obligation	20,000	17,000
Changes in accounts receivable	(269,000)	(16,000)
Changes in prepaid income tax	-	293,000
Changes in accounts payable	165,000	(138,000)
Changes in current tax payable	28,000	-
Changes in asset retirement obligation	2,000	28,000
Changes in deferred tax payable	155,000	(380,000)
Net cash provided by operating activities	2,514,000	2,235,000

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development costs	(644,000)	(858,000)
Purchase of other property and equipment	-	(6,000)
Net cash (used for) investing activities	(644,000)	(864,000)

Cash Flows from Financing Activities
Repayment of note payable to bank	(60,000)	(60,000)
Net cash (used for) financing activities	(60,000)	(60,000)
Increase in cash	1,810,000	1,311,000

Cash at beginning of period	7,151,000	6,695,000
Cash at end of period	$ 8,961,000	$ 8,006,000

Interest paid in cash	$ 6,000	$ 15,000

Income taxes paid in cash	$ 300,000	$ -

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

Subsequent Events

The Company has evaluated subsequent events through the issuance date of this report of August 14, 2013.

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

Results of Operations

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Oil and gas revenues for the first six months of 2013 were $5,673,000, as compared to $3,973,000 for the same period in 2012, an increase of approximately $1,700,000 or 42.8%.

Natural gas revenues for the first six months of 2013 were $1,502,000 compared to $1,318,000 for the same period in 2012, an increase of approximately $184,000, or 14.0%. Natural gas sales volumes for the first six months of 2013 were approximately 374,000 mcf compared to approximately 373,000 mcf during the first six months of 2012, an increase of approximately 1,000 mcf or 0.3%.

Average natural gas prices received were $4.02 per mcf in the first six months of 2013 as compared to $3.97 per mcf in the same time period in 2012, an increase of approximately $0.05 per mcf or 1.26%.

Oil sales for the first six months of 2013 were approximately $4,171,000 compared to approximately $2,655,000 for the first six months of 2012, an increase of approximately $1,516,000 or 57.10%. Oil sales volumes for the first six months of 2013 were approximately 40,300 bbls, compared to approximately 25,000 bbls during the same period in 2012, an increase of approximately 15,300 bbls, or 61.2%.

Average oil prices received were $103.46 per bbl in the first half of 2013 compared to $103.97 per bbl in the first half of 2012, a decrease of approximately $0.51 per bbl or 0.49%.

Revenue from lease operations was $187,000 in the first six months of 2013 compared to $186,000 in the first six months of 2012, an increase of $1,000 or 0.54%.

Revenue from gas gathering, compression and equipment rental for the first six months of 2013 was $63,000 compared to $73,000 for the same period in 2012, a decrease of $10,000 or 13.7%.

Real estate income was approximately $123,000 during the first six months of 2013 compared to $130,000 for the first six months of 2012, a decrease of approximately $7,000, or 5.38%.

Interest income was $42,000 during the first six months of 2013 as compared to $38,000 during the same period in 2012, an increase of approximately $4,000 or 10.5%.

Other income for the first six months of 2013 was $43,000 as compared to $896,000 for the same time period in 2012, a decrease of $853,000 or 95.2%. This change is due to the decrease in cash received for farm-out agreements in the first six months of 2013 compared to those received in the first six months of 2012. From time to time, the Company farms out some of its leasehold acreage to non-affiliated third parties for exploration and development drilling. Generally, the Company receives a one-time payment for the agreement. The revenues from these farm-out agreements vary in size and frequency and should not be considered as regularly recurring revenues that the Company receives.

Lease operations expense in the first six months of 2013 was $1,054,000 as compared to $1,026,000 in the first six months of 2012, a net increase of approximately $28,000, or 2.7%. This net increase is due primarily to workover costs between the two periods.

Production taxes, gathering and marketing expenses in the first six months of 2013 were approximately $504,000 as compared to $365,000 for the first six months of 2012, an increase of approximately $139,000, or 38.1%. This increase is due primarily to the increased production of crude oil between the periods.

Pipeline and rental operations expenses for the first six months of 2013 were $21,000 compared to $12,000 for the same time period in 2012, an increase of $9,000, or 75.0%. This is due to an increase in repairs and chemicals needed to maintain the equipment.

Real estate operations expense in the first six months of 2013 was approximately $87,000 compared to $72,000 during the same period in 2012, an increase of approximately $15,000 or 20.8%.

Depreciation, depletion, and amortization for first six months of 2013 was $844,000 as compared to $671,000 for the same period in 2012, an increase of $173,000, or 25.8%. $808,000 of the amount for the first six months of 2013 was for amortization of the full cost pool of capitalized costs compared to $614,000 for the same period of 2012, an increase of $194,000 or 31.6%. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31, 2012. This re-evaluated reserve base was adjusted for the first six months as of June 30, 2013 by estimating variances in average prices of oil and natural gas that occurred during the period, adding estimated quantities of oil and natural gas reserves acquired during the period, and deducting oil and natural gas reserves that were produced or sold during the period. A depletion rate of 2.951% for the first quarter of 2013 and a depletion rate of 3.510% for the second quarter of 2013 was calculated and applied to the Company’s full cost pool of capitalized oil and natural gas properties compared to a total depletion rate of 5.378% for the first six months of 2012.

Asset Retirement Obligation (“ARO”) expense for the first six months of 2013 was approximately $20,000 as compared to approximately $17,000 for the same time period in 2012, an increase of approximately $3,000.

General and administrative costs for the first six months of 2013 were approximately $1,536,000 as compared to approximately $1,594,000 for the same time period of 2012, a decrease of approximately $58,000 or 3.6%.

Interest expense was approximately $13,000 for the first six months of 2013 compared to approximately $15,000 for the same period in 2012, a decrease of approximately $2,000 or 13.3%. This is due to the continued reduction of the principal amount of the loan on the office building owned by the Company as interest on the note is calculated and paid based on the unpaid balance of the loan.

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Oil and natural gas revenues for the three months ended June 30, 2013 were $3,528,000, compared to $2,215,000 for the same time period in 2012, an increase of $1,313,000, or 59.3%.

Natural gas revenues for the second quarter of 2013 were $863,000 compared to $614,000 for the same period in 2012, an increase of $249,000 or 40.6%. Natural gas volumes sold for the second quarter of 2013 were approximately 178,000 mcf compared to approximately 216,000 mcf during the same period of 2012, a decrease of approximately 38,000 mcf, or 17.6%.

Average natural gas prices received were approximately $4.85 per mcf in the second quarter of 2013 as compared to approximately $3.27 per mcf during the same period in 2012, an increase of approximately $1.58 or 48.3%. This increase in natural gas prices is the primary reason for the overall increase in natural gas revenues between the periods.

Oil sales for the second quarter of 2013 were approximately $2,665,000 compared to approximately $1,601,000 for the same period of 2012, an increase of approximately $1,064,000 or 66.46%. Oil volumes recorded for the second quarter of 2013 were approximately 24,700 bbls compared to approximately 14,600 bbls during the same period of 2012, an increase of 10,100 bbl or 69.17%. The Company recorded a one-time payment of approximately $725,000 of oil revenue from non-operated properties during the second quarter of 2012. These revenues covered production periods through the end of the second quarter 2012. Oil volumes recorded related to this one-time payment, were approximately 6,700 bbls.

Average oil prices received were approximately $107.89 per bbl in the second quarter of 2013 compared to $104.75 per bbl during the same period of 2012, an increase of approximately $3.14 per bbl, or 3.0%.

Revenue from lease operations for the second quarter of 2013 was approximately $96,000 compared to approximately $105,000 for the second quarter of 2012, a decrease of $9,000 or 8.6%.

Revenue from gas gathering, compression and equipment rental for the second quarter of 2013 was approximately $35,000, compared to approximately $41,000, a decrease of approximately $6,000 or 14.6% for the same period in 2012.

Real estate income was approximately $64,000 during the second quarter of 2013 compared to $62,000 for the same time period of 2012, an increase of approximately $2,000, or 3.2%.

Interest income for the second quarter of 2013 was approximately $24,000 as compared with approximately $20,000 for the same period in 2012, an increase of approximately $4,000 or 20.0%.

Other income for second quarter of 2013 was approximately $16,000 as compared with approximately $497,000 for the same period in 2012, a decrease of approximately $481,000. This change is due to the decrease in cash received for farm-out agreements in the second quarter of 2013 compared to those received in the same period in 2012. From time to time, the Company farms out some of its leasehold acreage to non-affiliated third parties for exploration and development drilling. Generally, the Company receives a one-time payment for the agreement. The revenues from these farm-out agreements vary in size and frequency and should not be considered as regularly recurring revenues that the Company receives.

Lease operating expenses in the second quarter of 2013 were $609,000 as compared to $647,000 for the same period in 2012, a net decrease of approximately $38,000, or 5.9%. This net decrease is due primarily to fewer workover costs between the two periods.

Production taxes, gathering, transportation and marketing expenses for the second quarter of 2013 were approximately $337,000 as compared to $200,000 during the second quarter of 2012, a net increase of approximately $137,000 or 68.5%. This increase is due primarily to the increased production of crude oil between the periods.

Pipeline and rental operations for the second quarter of 2013 were $13,000 compared to $6,000 for the same time period in 2012. This is due to an increase in repairs and chemicals needed to maintain the equipment.

Real estate expenses during the second quarter 2013 were approximately $39,000 compared to approximately $34,000 for the same period in 2012, an increase of approximately $5,000 or 14.7%.

Depreciation, depletion, and amortization for the second quarter of 2013 was $457,000 as compared to $380,000 for the same period in 2012, an increase of $77,000, or 20.3%. $438,000 of the amount for the second quarter of 2013 was for amortization of the full cost pool of capitalized costs compared to $351,000 for the second quarter of 2012, an increase of $87,000 or 24.8%. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31, 2012. This re-evaluated reserve base was adjusted for the first six months as of June 30, 2013 by estimating variances in average prices of oil and natural gas that occurred during the period, adding estimated quantities of oil and natural gas reserves acquired during the period, and deducting oil and natural gas reserves that were produced or sold during the period. A depletion rate of 2.951% for the first quarter of 2013 and a depletion rate of 3.510% for the second quarter of 2013 was calculated and applied to the Company’s full cost pool of capitalized oil and natural gas properties compared to a total depletion rate of 5.378% for the first six months of 2012.

Asset Retirement Obligation (“ARO”) expense for the second quarter of 2013 was approximately $10,000 as compared to approximately $9,000 for the same time period in 2012, an increase of approximately $1,000.

General and administrative costs for the second quarter of 2013 were $768,000 compared to $772,000 for the same period in 2012, a decrease of approximately $4,000 or 0.5%.

Interest expense was approximately $7,000 for the second quarter of 2013 compared to approximately $7,000 for the same period in 2012.

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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Part II - Other Information

Item 5. – Other Information

Texas Panhandle

Effective April 1, 2013, the Company acquired operations and 100% working interest with an 80.521% net revenue interest in the Eula Clay 30-1 well. The well was producing 27 mcfgpd and 0.5 bopd as of the effective date from perforations at a depth of 8,398-8,410’ in the Hefley Clay (Granite Wash) Field.

Alabama

During the first quarter of 2013, the Company participated for a 1.4599% working interest with a 1.09495% net revenue interest in the drilling of the Cedar Creek Land and Timber 32-9 #1 well, a sidetrack wellbore from the Bull 32-10 #1 well located in Conecuh County, Alabama. The well was drilled to a depth of 12,197’ and cased. The well was perforated in the Upper and Lower Smackover Formation at a depth of 11,880-12,046’. The well was acidized with 5,000 gals of 15% HCL and placed into production on 6/28/2013. The well flowed 403 bo, 461 mcf and no water during the first 24 hrs.

West Texas

During the first quarter of 2013, the Company elected to participate for a 4.6875% non-operated working interest and a 3.28125% net revenue interest in the drilling of the Miles #30 well in the Fuhrman-Mascho field in Andrews County, Texas. The well was spudded on February 15, 2013, and reached a total depth of 4,912 ft. The well was perforated in the San Andres Formation from 4,494 ft. to 4,654 ft. and was fractured on 3/6/2013. The well had an initial potential of 81 bopd, 35 mcfgpd, and 56 bswpd

Effective March 5, 2013, the Company assumed operations of the Miller #1 well located in the Noodle, NW (Canyon SD 4000) field in Jones County, Texas. The Company owns a 6.25% working interest, and a 4.9375% net revenue interest in this well. The Miller #1 well produces approximately 15 bopd from Canyon Sands at a depth of 3,952-85’.

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

SPINDLETOP OIL & GAS CO.
(Registrant)

Date: August 14, 2013	By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

Date: August 14, 2013	By:/s/ Michelle H. Mazzini
Michelle H. Mazzini
Vice President, Secretary

Date: August 14, 2013	By:/s/ Robert E. Corbin
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

Date: August 14, 2013

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

Date: August 14, 2013

By:/s/ Robert E. Corbin
Robert E. Corbin
Controller, Principal Financial and Accounting Officer

Exhibit 32.1

Certification Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Spindletop Oil & Gas Co. (the “Company”), on Form 10-Q for the quarter ended June 30, 2013 as filed with the Securities Exchange Commission on the date hereof (the “Report”), the undersigned Principal Executive Officer and Principal Financial and Accounting Officer of the Company, do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: August 14, 2013

By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

By:/s/ Robert E. Corbin
Robert E. Corbin
Controller, Principal Financial and
Accounting Officer