Form 10-Q/A
period 2013-06-30
SPINDLETOP OIL & GAS CO
filed 2013-08-19
CIK 867038

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, originally filed with the Securities and Exchange Commission on August 14, 2013, is to furnish Exhibit 101 to the Form 10-Q, which contains XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part I, Item 1 of the Form 10-Q.

No other changes have been made to the body of the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q but the Amendment No. 1 and Certifications bear a current date.

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

Subsequent Events

The Company has evaluated subsequent events through the issuance date of this report of August 19, 2013.

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

SPINDLETOP OIL & GAS CO.

(Registrant)

Date: August 19, 2013 By: /s/ Chris G. Mazzini

Chris G. Mazzini

President, Principal Executive Officer

Date: August 19, 2013 By: /s/ Michelle H. Mazzini

Michelle H. Mazzini

Vice President, Secretary

Date: August 19, 2013 By: /s/ Robert E. Corbin

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

Dated: August 19, 2013

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

Dated: August 19, 2013

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

Dated: August 19, 2013

/s/ Chris G. Mazzini

CHRIS G. MAZZINI

President, Principal Executive Officer

/s/ Robert E. Corbin

ROBERT E. CORBIN

Controller, Principal Financial and

Accounting Officer