Form 10-Q
period 2013-09-30
SPINDLETOP OIL & GAS CO
filed 2013-11-19
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value (Class)	6,936,269 (Outstanding at November 19, 2013)

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

FORM 10-Q

For the quarter ended September 30, 2013

Index to Consolidated Financial Statements and Schedules

Part I – Financial Information:	Page

Item 1. – Financial Statements

Consolidated Balance Sheets
September 30, 2013 (Unaudited) and December 31, 2012	4 - 5

Consolidated Statements of Operations (Unaudited)
Nine Months Ended September 30, 2013 and 2012, and	6
Three Months Ended September 30, 2013 and 2012

Consolidated Statements of Cash Flow (Unaudited)
Nine Months Ended September 30, 2013 and 2012	7

Notes to Consolidated Financial Statements	8

Item 2. – Management’s Discussion and Analysis of Financial
Condition and Results of Operations	8

Item 4. – Controls and Procedures	13

Part II – Other Information:

Item 5. – Other Information	14

Item 6. – Exhibits	15

Part I - Financial Information

Item 1. - Financial Statements

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30	December 31,
	2013	2012
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$ 9,038,000	$ 7,151,000
Accounts receivable, trade	2,727,000	2,155,000
Other short-term investments	400,000	400,000
Total Current Assets	12,165,000	9,706,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	24,404,000	22,822,000
Rental equipment	399,000	399,000
Gas gathering system	145,000	145,000
Other property and equipment	251,000	251,000
	25,199,000	23,617,000
Accumulated depreciation and amortization	(12,716,000)	(11,491,000)
Total Property and Equipment	12,483,000	12,126,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,580,000	1,580,000
Accumulated depreciation	(692,000)	(653,000)
Total Real Estate Property	1,576,000	1,615,000

Other Assets
Other long-term investments	1,200,000	1,200,000
Other	4,000	6,000
Total Other Assets	1,204,000	1,206,000
Total Assets	$ 27,428,000	$ 24,653,000
	-	-

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

	September 30	December 31,
	2013	2012
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Notes payable, current portion	$ 21,000	$ 120,000
Accounts payable and accrued liabilities	4,697,000	3,451,000
Income tax payable	63,000	99,000
Tax savings benefit	97,000	97,000
Total Current Liabilities	4,878,000	3,767,000

Noncurrent Liabilities
Notes payable, long-term portion	-	600,000
Asset Retirement obligation	952,000	949,000
Total Noncurrent Liabilities	952,000	1,549,000

Deferred Income Tax Payable	1,958,000	1,838,000

Total Liabilities	7,788,000	7,154,000

Shareholders' Equity
Common Stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 6,936,269 shares outstanding at September 30, 2013; 7,677,471 shares issued and 6,936,269 shares outstanding at December 31, 2012.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury Stock, at cost	(1,536,000)	(1,536,000)
Retained earnings	20,156,000	18,015,000
Total Shareholders' Equity	19,640,000	17,499,000
Total Liabilities and Shareholders' Equity	$ 27,428,000	$ 24,653,000
	-	-

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended Sep 30,		Three Months Ended Sep 30,
	2013	2012	2013	2012
Revenues
Oil and gas revenues	$ 8,009,000	$ 6,051,000	$ 2,336,000	$ 2,078,000
Revenue from lease operations	284,000	268,000	97,000	82,000
Gas gathering, compression, equipment rental	105,000	106,000	42,000	33,000
Real estate rental income	186,000	186,000	63,000	56,000
Interest Income	54,000	59,000	12,000	21,000
Other	140,000	1,187,000	97,000	291,000
Total Revenues	8,778,000	7,857,000	2,647,000	2,561,000

Expenses
Lease operations	1,723,000	1,685,000	669,000	659,000
Production taxes, gathering and marketing	669,000	558,000	165,000	193,000
Pipeline and rental operations	38,000	21,000	17,000	9,000
Real estate operations	138,000	111,000	51,000	39,000
Depreciation and amortization	1,264,000	959,000	420,000	288,000
ARO accretion expense	30,000	25,000	10,000	8,000
General and administrative	2,320,000	2,319,000	784,000	725,000
Interest expense	17,000	22,000	4,000	7,000
Total Expenses	6,199,000	5,700,000	2,120,000	1,928,000
Income before income tax	2,579,000	2,157,000	527,000	633,000

Current income tax provision	318,000	147,000	(10,000)	3,000
Deferred income tax provision (benefit)	120,000	(470,000)	(35,000)	(90,000)
Total income tax provision (benefit)	438,000	(323,000)	(45,000)	(87,000)
Net Income	$ 2,141,000	$ 2,480,000	$ 572,000	$ 720,000

Earnings per Share of Common Stock
Basic and Diluted	$ 0.31	$ 0.32	$ 0.08	$ 0.09

Weighted Average Shares Outstanding
Basic and Diluted	6,936,269	7,660,803	6,936,269	7,660,803

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended Sep 30,
	2013	2012
Cash Flows from Operating Activities
Net Income	$ 2,141,000	$ 2,480,000
Reconciliation of net income to net cash
provided by operating activities
Depreciation and amortization	1,264,000	959,000
Accretion of asset retirement obligation	30,000	25,000
Changes in accounts receivable	(572,000)	346,000
Changes in prepaid income tax	-	296,000
Changes in accounts payable	1,245,000	236,000
Changes in current tax payable	(36,000)	-
Changes in asset retirement obligation	3,000	43,000
Changes in deferred tax payable	120,000	(470,000)
Other	2,000	15,000
Net cash provided by operating activities	4,197,000	3,930,000

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development costs	(1,609,000)	(2,356,000)
Purchase of other property and equipment	(2,000)	(6,000)

Net cash (used by) investing activities	(1,611,000)	(2,362,000)

Cash Flows from Financing Activities
Repayment of note payable to bank	(699,000)	(90,000)
Net cash (used for) financing activities	(699,000)	(90,000)
Increase in cash	1,887,000	1,478,000

Cash at beginning of period	7,151,000	6,695,000
Cash at end of period	$ 9,038,000	$ 8,173,000

Interest paid in cash	$ 17,000	$ 22,000

Income taxes paid in cash	$ 350,000	$ -

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

Subsequent Events

The Company has evaluated subsequent events through the issuance date of this report of November 19, 2013.

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

Results of Operations

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Oil and gas revenues for the first nine months of 2013 were $8,009,000, as compared to $6,051,000 for the same period in 2012, an increase of approximately $1,958,000 or 32.4%.

Natural gas revenues for the first nine months of 2013 were approximately $2,145,000 compared to approximately $2,051,000 for the same period in 2012, an increase of $94,000, or 4.6%. Natural gas sales volumes for the first nine months of 2013 were approximately 542,000 mcf compared to approximately 568,000 mcf during the first nine months of 2012, a decrease of approximately 26,000 mcf or 4.6%.

Average natural gas prices received were $3.96 per mcf in the first nine months of 2013 as compared to $3.55 per mcf in the same time period in 2012, an increase of approximately $0.41 per mcf or 11.5%. between the periods.

Oil sales for the first nine months of 2013 were approximately $5,864,000 compared to approximately $4,000,000 for the first nine months of 2012, an increase of approximately $1,864,000 or 46.6%. Oil sales volumes for the first nine months of 2013 were approximately 54,000 bbls compared to 41,000 bbls during the same period in 2012, an increase of approximately 13,000 bbls, or 31.7%.

Average oil prices received were $108.59 per bbl in the first nine months of 2013 compared to $99.39 per bbl in the first nine months of 2012, an increase of approximately $9.20 per bbl or 9.3%.

Revenue from lease operations was $284,000 in the first nine months of 2013 compared to $268,000 in the first nine months of 2012, an increase of $16,000 or 6.0%.

Revenue from gas gathering, compression and equipment rental for the first nine months of 2013 was $105,000 compared to $106,000 for the same period in 2012, a decrease of $1,000 or 0.9%.

Real estate income was approximately $186,000 during the first nine months of 2013 compared to $186,000 for the first nine months of 2012.

Interest income was $54,000 during the first nine months of 2013 as compared to $59,000 during the same period in 2012, a decrease of approximately $5,000 or 8.5%.

Other income for the first nine months of 2013 was $140,000 as compared to $1,187,000 for the same time period in 2012, a decrease of $1,047,000 or 88.2%. This change is due primarily to the decrease in cash received for farm-out agreements in the first nine months of 2013 over that received in the first nine months of 2012. From time to time, the Company farms out some of its leasehold acreage to non-affiliated third parties for exploration and development drilling. Generally, the Company receives a one-time payment for the agreement. The revenues from these farm-out agreements vary in size and frequency and should not be considered as regularly recurring revenues that the Company receives.

Lease operations expense in the first nine months of 2013 was $1,723,000 as compared to $1,685,000 in the first nine months of 2012, a net increase of approximately $38,000, or 2.3%. This overall net increase is due to a combination of daily lifting costs, workover expenses and the number of active wells added since the last period for both operated and non-operated properties.

Production taxes, gathering and marketing expenses in the first nine months of 2013 were approximately $669,000 as compared to $558,000 for the first nine months of 2012, an increase of approximately $111,000, or 19.9%.

Pipeline and rental operations expenses for the first nine months of 2013 were $38,000 compared to $21,000 for the same time period in 2012, an increase of $17,000 or 81.0%. This is due to an increase in repairs and chemicals needed to maintain the equipment.

Real estate operations expense in the first nine months of 2013 was approximately $138,000 compared to $111,000 during the same period in 2012, an increase of approximately $27,000 or 24.3%.

Depreciation, depletion, and amortization for first nine months of 2013 was $1,264,000 as compared to $959,000 for the same period in 2012, an increase of $305,000, or 31.8%. Of this amount for the first nine months of 2013, $1,211,000 was for amortization of the full cost pool of capitalized costs compared to $910,000 for the same period of 2012, an increase of $301,000 or 33.1%. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31, 2012. This re-evaluated reserve base was adjusted for the first nine months as of September 30, 2013 by estimating variances in average prices of oil and natural gas that occurred during the period, adding estimated quantities of oil and natural gas reserves acquired during the period, and deducting oil and natural gas reserves that were produced or sold during the period. A depletion rate of 2.951% for the first quarter of 2013, a depletion rate of 3.510% for the second quarter of 2013, and a depletion rate of 2.627% for the third quarter of 2013 (9.088% total for the nine month period) were calculated and applied to the Company’s full cost pool of capitalized oil and natural gas properties compared to a total depletion rate of 7.136% for the first nine months of 2012.

Asset Retirement Obligation (“ARO”) expense for the first nine months of 2013 was approximately $30,000 as compared to approximately $25,000 for the same time period in 2012, an increase of approximately $5,000 or 20.0%.

General and administrative costs for the first nine months of 2013 were approximately $2,320,000 as compared to approximately $2,319,000 for the same time period of 2012, an increase of $1,000.

Interest expense was approximately $17,000 for the first nine months of 2013 compared to approximately $22,000 for the same period in 2012, a decrease of approximately $5,000 or 22.7%. This is due to the continued reduction of the principal amount of the loan on the office building owned by the Company as interest on the note is calculated and paid based on the unpaid balance of the loan. In addition, according to the terms of the loan, the interest rate was re-determined effective December 27, 2011. The interest rate was changed from 6.11% annually to 3.61% annually. On September 5, 2013, the Company made a prepayment on the loan of $609,000, reducing the remaining principal balance of the loan to $31,000. As of September 30, 2013, the remaining principal balance on the loan was $21,000.

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Oil and natural gas revenues for the three months ended September 30, 2013 were $2,336,000, compared to $2,078,000 for the same time period in 2012, an increase of $258,000, or 12.4%.

Natural gas revenues for the third quarter of 2013 were $643,000 compared to $733,000 for the same period in 2012, a decrease of $90,000 or 12.3%. Natural gas volumes sold during the third quarter of 2013 were approximately 170,000 mcf compared to approximately 195,000 mcf during the same period of 2012, a decrease of approximately 25,000 mcf, or 12.8%.

Average natural gas prices received were approximately $3.78 per mcf in the third quarter of 2013 as compared to approximately $3.44 per mcf during the same period in 2012, an increase of approximately $0.34 or 10.0%.

Oil sales for the third quarter of 2013 were approximately $1,693,000 compared to approximately $1,345,000 for the same period of 2012, an increase of approximately $348,000 or 25.9%. Oil volumes recorded for the third quarter of 2013 were approximately 17,000 bbls compared to approximately 16,000 bbls during the same period of 2012, an increase of approximately 1,000 bbl or 6.3%.

Average oil prices received were approximately $99.59 per bbl in the third quarter of 2013 compared to $96.13 per bbl during the same period of 2012, an increase of approximately $3.46 per bbl, or 3.6%.

Revenue from lease operations for the third quarter of 2013 was approximately $97,000 compared to approximately $82,000 for the third quarter of 2012, an increase of $15,000 or 18.3%.

Revenue from gas gathering, compression and equipment rental for the third quarter of 2013 was approximately $42,000, compared to approximately $33,000, an increase of approximately $9,000 or 27.3% for the same period in 2012.

Real estate income was approximately $63,000 during the third quarter of 2013 compared to $56,000 for the same time period of 2012, an increase of approximately $7,000, or 12.5%.

Interest income for the third quarter of 2013 was approximately $12,000 as compared with approximately $21,000 for the same period in 2012, a decrease of approximately $9,000 or 42.9%.

Other income for third quarter of 2013 was approximately $97,000 as compared with approximately $291,000 for the same period in 2012, a decrease of approximately $194,000 or 66.7%. This change is due to the decrease in cash received for farm-out agreements in the third quarter of 2013 compared to those received in the same period in 2012. From time to time, the Company farms out some of its leasehold acreage to non-affiliated third parties for exploration and development drilling. Generally, the Company receives a one-time payment for the agreement. The revenues from these farm-out agreements vary in size and frequency and should not be considered as regularly recurring revenues that the Company receives.

Lease operating expenses in the third quarter of 2013 were $669,000 as compared to $659,000 for the same period in 2012, a net increase of approximately $10,000, or 1.5%.

Production taxes, gathering, transportation and marketing expenses for the third quarter of 2013 were approximately $165,000 as compared to $193,000 during the third quarter of 2012, a net decrease of approximately $28,000 or 14.5%.

Pipeline and rental operations for the third quarter of 2013 were $17,000 compared to $9,000 for the same time period in 2012, an increase of $8,000. This is due to an increase in repairs and chemicals needed to maintain the equipment.

Real estate expenses during the third quarter 2013 were approximately $51,000 compared to approximately $39,000 for the same period in 2012, an increase of approximately $12,000 or 30.8%.

Depreciation, depletion, and amortization for the third quarter of 2013 was $420,000 as compared to $288,000 for the same period in 2012, an increase of $132,000, or 45.8%. $402,000 of the amount for the third quarter of 2013 was for amortization of the full cost pool of capitalized costs compared to $296,000 for the third quarter of 2012, an increase of $106,000 or 35.8%. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31, 2012. This re-evaluated reserve base was adjusted for the first nine months as of September 30, 2013 by estimating variances in average prices of oil and natural gas that occurred during the period, adding estimated quantities of oil and natural gas reserves acquired during the period, and deducting oil and natural gas reserves that were produced or sold during the period. A depletion rate of 2.951% for the first quarter of 2013, a depletion rate of 3.510% for the second quarter of 2013, and a depletion rate of 2.627% for the third quarter of 2013 (9.088% total for the nine month period) were calculated and applied to the Company’s full cost pool of capitalized oil and natural gas properties compared to a total depletion rate of 7.136% for the first nine months of 2012.

Asset Retirement Obligation (“ARO”) expense for the third quarter of 2013 was approximately $10,000 as compared to approximately $8,000 for the same time period in 2012, an increase of approximately $2,000 or 25.0%.

General and administrative costs for the third quarter of 2013 were $784,000 compared to $725,000 for the same period in 2012, an increase of approximately $59,000 or 8.1%.

Interest expense was approximately $4,000 for the third quarter of 2013 compared to approximately $7,000 for the same period in 2012. On September 5, 2013, the Company made a prepayment on the loan of $609,000, reducing the remaining principal balance of the loan to $31,000. As of September 30, 2013, the remaining principal balance on the loan was $21,000.

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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Part II - Other Information

Item 5. – Other Information

Alabama

During the third quarter of 2013, the Company participated for an 8.163272% non-operated working interest with a 6.12294% net revenue interest in the drilling of the Cedar Creek Land and Timber 27-10, 4-13 #1 well located in the Brooklyn Field of Conecuh County, Alabama. The well was drilled to a depth of 11,742 ft., cored and logged. The well encountered approximately 1 ft. of productive Smackover rock. The decision was made to plug back to the wellbore to a depth of 6,200 ft. and to drill a deviated sidetrack wellbore which would land in the Smackover approximately 1,287 ft. south of the original wellbore. The sidetrack which was renamed the Cedar Creek Land and Timber 27-15 #1 well and was drilled to a depth of 11,932 ft in early October and was cased. A completion attempt in the Smackover is expected in the fourth quarter of 2013.

West Texas

During the third quarter of 2013, the Company elected to participate for a 4.6875% non-operated working interest and a 3.28125% net revenue interest in the drilling and completion of the Miles #31 well in the Fuhrman-Mascho field in Andrews County, Texas. The well reached a total depth of 4,922 ft. The well was completed in the Garyburg and San Andres Formation from 4,577 ft. to 4,790 ft. The well had an initial potential of 37 bopd, 7 mcfgpd, and 198 bswpd

For all of the above wells, the Company cautions that the initial production rates of a newly completed well or newly recompleted well or the production rates at the effective date of acquisition may not be an indicator of stabilized production rates or an indicator of the ultimate recoveries obtained.

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

SPINDLETOP OIL & GAS CO.
(Registrant)

Date: November 19, 2013	By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

Date: November 19, 2013	By:/s/ Michelle H. Mazzini
Michelle H. Mazzini
Vice President, Secretary

Date: November 19, 2013	By:/s/ Robert E. Corbin
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

Dated: November 19, 2013

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

Dated: November 19, 2013

/s/ Robert E. Corbin

ROBERT E. CORBIN

Controller, Principal Financial and

Accounting Officer

Exhibit 32.1

Certification Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Spindletop Oil & Gas Co. (the “Company”), on Form 10-Q for the quarter ended September 30, 2013 as filed with the Securities Exchange Commission on the date hereof (the “Report”), the undersigned Principal Executive Officer and Principal Financial and Accounting Officer of the Company, do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: November 19, 2013

/s/ Chris G. Mazzini

CHRIS G. MAZZINI

President, Principal Executive Officer

/s/ Robert E. Corbin

ROBERT E. CORBIN

Controller, Principal Financial and

Accounting Officer