Form 10-K
period 2013-12-31
SPINDLETOP OIL & GAS CO
filed 2014-04-15
CIK 867038

109UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§293.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

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

$3,573,255 based upon a total of 1,035,726 shares held as of June 30, 2013 by persons believed to be non-affiliates of the Registrant; the basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, that such calculation, if made as of a date within 60 days of this filing, would yield a different value.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value	6,936,269
(Class)	(Outstanding at April 15, 2014)

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

From 2003 through the fourth quarter of 2008, we returned our focus to a strategy of development drilling with an emphasis on our Barnett Shale acreage. Since 2009, we split our focus by looking for value-priced acquisitions combined with the development drilling prospects. Currently we are continuing our efforts to acquire producing properties and develop our leasehold acreage. We are looking at growth through acquisitions of producing properties as well as through the drilling of new wells. With current oil and natural gas prices and high costs to produce, we believe that it is prudent to carefully evaluate all our options and make sure that each transaction can be supported in today’s price environment.

Strategic Business Plans

One of our key strategies is to enhance shareholder value through implementation of plans for controlled growth and development. The Company's long-term focus is to grow its oil and natural gas production through a strategic combination of selected property acquisitions, to the extent feasible, and an exploration and development program primarily based on developing its leasehold acreage. Additionally, the Company plans to continue to rework existing wells to increase production and reserves.

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

The Company will continue to generate and evaluate prospects using its own technical staff. The Company intends to fund operations primarily from cash flow generated by its operations.

Project Significant Areas

The Company owns various interests in wells located in 15 states and the Company’s operations are currently located in 6 of those states which include Alabama, Arkansas, Louisiana, Oklahoma, New Mexico and Texas.

The Company holds approximately 95,909 gross acres under lease in 15 states. The majority of the leases are held by production. A breakout of the Company’s leasehold acreage by geographic area is as follows:

	Operated		Non-Operated				Percent
	Properties		Properties		Total		of Total
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Geographic Area	Acres	Acres	Acres	Acres	Acres	Acres	Acres	Acres
North Texas (1)	7,812	7,158	2,102	227	9,914	7,385	10.33%	33.82%
East Texas	2,802	2,342	8,673	948	11,475	3,290	11.96%	15.06%
Gulf Coast Texas	2,549	1,884	2,890	222	5,439	2,106	5.67%	9.64%
West Texas	948	661	2,664	109	3,612	770	3.77%	3.53%
Texas Panhandle	1,760	1,195	1,520	104	3,280	1,299	3.42%	5.95%
Alabama	1,160	634	2,829	198	3,989	832	4.16%	3.81%
Arkansas	2,296	1,960	4,329	116	6,625	2,076	6.91%	9.50%
Louisiana	838	551	3,058	151	3,896	702	4.06%	3.21%
New Mexico	1,684	997	360	4	2,044	1,001	2.13%	4.58%
Oklahoma	317	184	33,405	1,020	33,722	1,204	35.16%	5.51%
California	-		892	6	892	6	0.93%	0.03%
Colorado	-		1,200	64	1,200	64	1.25%	0.29%
Kansas	-		640	184	640	184	0.67%	0.84%
Michigan	-		240	6	240	6	0.25%	0.03%
Mississippi	-		140	6	140	6	0.15%	0.03%
Montana	-		3,090	152	3,090	152	3.22%	0.70%
North Dakota	-		1,182	138	1,182	138	1.23%	0.63%
Utah	-		2,729	487	2,729	487	2.85%	2.23%
Wyoming	-		1,800	134	1,800	134	1.88%	0.61%

Total	22,166	17,566	73,743	4,276	95,909	21,842	100.00%	100.00%

(1) North Texas includes the Fort Worth Basin & Bend Arch

The majority of the Company’s net acres (68.0%) are located in Texas.

A breakout of the Company's most significant oil and gas reserves by geographic area is as follows:

	BOE
North Texas including the Fort Worth Basin & Bend Arch	801,357	50.82%
East Texas	256,366	16.26%
Panhandle Texas	102,738	6.52%
West Texas	71,793	4.55%
Gulf Coast Texas	38,912	2.47%
Total Texas	1,271,166	80.62%

Alabama	82,955	5.27%
Oklahoma	47,165	2.99%
New Mexico	115,310	7.31%
Louisiana	39,115	2.48%
Montana	2,565	0.16%
North Dakota	2,705	0.17%
Kansas	6,528	0.41%
Wyoming	1,013	0.06%
Michigan	155	0.01%
California	-	0.00%
Mississippi	8,258	0.52%
Arkansas	-	0.00%
Utah	-	0.00%
Total Other States	305,769	19.38%
Total	1,576,935	100.00%

North Texas - Fort Worth Basin & Bend Arch

The Fort Worth Basin-Bend Arch Province has been a focal point of the Company since its inception. Our technical personnel have an average of 21 years of exploration, drilling, completing, and production experience extracting natural gas and oil from both conventional and unconventional hydrocarbon deposits found across the basin. Furthermore, the Company maintains comprehensive and extensive dossiers of geologic and engineering data gathered from the province. Exploration and development drilling for hydrocarbons across the Fort Worth Basin-Bend Arch Province continue to remain strong.

The Fort Worth Basin-Bend Arch Province is a major United States onshore natural gas-prone expanse containing multiple pay zones that range in depth from one thousand to nine thousand (1,000-9,000) feet. Improved technical advances in fracturing and stimulation technologies have helped unlock natural gas and oil reserves from the hydrocarbon bearing Barnett Shale Formation; and thus, continue to bolster vigorous exploration and development activities that target these conventional and unconventional reservoir reserves throughout the province.

The Barnett Shale is a thick natural gas and oil bearing stratigraphic zone found throughout the Fort Worth Basin-Bend Arch Province. The natural gas reserves in place are significant; however, as a consequence of the extreme low permeability character of the shales, it has been technically challenging to produce these reserves. According to the United States Geological Survey assessment, an estimated 26.7 trillion cubic feet (TCF) of undiscovered natural gas, 98.5 MMBO of undiscovered oil, as well as a mean of 1.1 BBNGL of undiscovered natural gas liquids reserves remain within the 54,000 square mile Fort Worth Basin-Bend Arch Province. More than 98 percent or approximately 26.2 TCF of the undiscovered natural gas is contained in the organic-rich Mississippian Barnett Shale. Combined, recent advances in hydraulic fracturing, completion procedures, and improvements in pump technology, as well as refined horizontal well drilling technologies, continue to enable the economic recovery of natural gas and oil reserves from tight low-permeability reservoirs found throughout the Fort Worth Basin-Bend

Arch Province. Undiscovered conventional reservoir natural gas reserves are estimated to be 467 billion cubic feet of gas (BCFG), the majority of which is dissolved in conventional oil accumulations (source: United States Geological Survey Energy Resource Program).

The Company has 9,914 gross acres under lease across the prolific Fort Worth Basin-Bend Arch Province, the majority of which is held by production from the more shallow producing zones. The Company uses recent and emerging technologies, as well as proven industry practices, to develop and produce oil and natural gas from its properties. Additionally, the Company has a dedicated and well-trained team of employees and professional staff that continually seek out low-risk profitable drilling and acquisition opportunities throughout the Fort Worth Basin-Bend Arch Province.

Texas Panhandle

In the second quarter of 2013, the Company acquired operations and a 33.1689% working interest with a 26.6201% net revenue interest in the Weise 28 #1 well located in Wheeler County, Texas. This well was producing approximately 119 mcfgp and 0.16 bopd from the Hunton Formation at a depth of 14,890 ft. - 14,912 ft. in the Wheeler-Pan (Hunton) Field as of the effective date of April 1, 2013.

The Company also acquired, in the second quarter of 2013, operations and 100% working interest with an 80.521% net revenue interest in the Eula Clay 30-1 well located in Wheeler County, Texas. The well was producing 27 mcfgpd and 0.5 bopd as of the effective date of April 1, 2013 from perforations at a depth of 8,398 ft. to 8,410 ft. in the Hefley Clay (Granite Wash) Field.

East Texas

The Company has participated in several new horizontal wells drilled under farmout agreements the Company granted to a third party non-related operator on its leasehold acreage block on its Leona East Prospect located in the south central portion of Leon County, Texas.

During the third quarter of 2012, the Keeling #1H well was spudded in the Halliday (Woodbine) field in Leon County, Texas. The well reached a total measured depth of 15,985 ft. in the Woodbine formation. The well was cased to a depth of 14,072 ft. on September 15, 2012, was completed on November 28, 2012, and had an initial potential flowing (IPF) test of 716 bopd and 816 bswpd with a FTP of 410 psi on a 24/64th choke on December 5, 2012. The Company owns a 17.8608567% non-operated working interest and a 13.3956425% net revenue interest in the well.

Also, during the third quarter of 2012, the Keeling #2H well was spudded the Halliday (Woodbine) field in Leon County, Texas. The well was drilled to a measured depth of 15,596 ft. and production casing was set to a depth of 15,586 ft. The well had an initial potential test on December 8, 2012, of 504 bopd and 574 bswpd with a FTP of 450 psi on a 20/64th choke from the Woodbine formation. The Company owns a 10.2062038% non-operated working interest and a 7.6546529% net revenue interest in the well.

During the fourth quarter of 2012, the KMMK Family LP #1H well was spudded on December 17, 2012 in the Halliday (Woodbine) field in Leon County, Texas. The well reached a total measured depth of 15,498 ft. in the Woodbine formation. The well was cased to a depth of 15,498 ft. and was completed on February 20, 2013. The well had an initial potential flowing (IPF) test of 213 bopd, 117 mcfgpd, and 950 bswpd with a FTP of 110 psi on a 42/64th choke on February 23, 2013. The Company owns a 10.2062038% non-operated working interest with a 7.6546529% net revenue interest in the KMMK Family well. In addition, the Company also owns a 0.035325% royalty interest and a 0.198414% overriding royalty interest in this well.

During the first quarter of 2013, the Keeling-Gresham #1H well was spudded on February 14, 2013 in the Halliday (Woodbine) field in Leon County, Texas. The well reached a total measured depth of 14,101 ft. in the Woodbine formation. The well was completed in April 2013 and went into production in May 2013. The well had a Practical Initial Potential (PIP) of 393 bopd and 91 mcfgpd for the month of June 2013. The Company owns a 10.2062038% non-operated working interest with a 7.6546529% net revenue interest in the Keeling-Gresham well. In addition, the Company also owns a 0.219092% royalty interest and a 1.230603% overriding royalty interest in this well.

Also, during the first quarter of 2013, the Keeling-Bunyard #1H well was spudded on March 10, 2013 in the Halliday (Woodbine) field in Leon County, Texas. The well reached a total measured depth of 15,227 ft. in the Woodbine formation. The well was cased to a depth of 15,212 ft. and was completed on April 27, 2013. The well had an initial potential flowing (IPF) test of 629 bopd, 284 mcfgpd, and 375 bswpd with a FTP of 3,140 psi on a 64/64th choke on May 27, 2013. The Company owns a 10.2062038% non-operated working interest with a 7.6546529% net revenue interest in the Keeling-Bunyard well. In addition, the Company also owns a 0.062556% royalty interest and a 0.35137% overriding royalty interest in this well.

Effective January 1, 2013, the Company acquired royalty interests in eight oil wells located in Titus County, Texas, ranging from 2.985805% to 10.9375%. These wells are producing from the Paluxy Formation in the Pewitt Ranch Field.

South Texas

Effective April 1, 2013, the Company purchased a 5.9375% non-operated working interest with a 4.275% net revenue interest in the Joki #1 well in Wharton County, Texas. This well is located in the Hillje Field and is completed from a perforated interval at 4,863’- 4,865’ in the Frio Formation. The well is currently shut-in.

Effective April 1, 2013, the Company acquired non-operated working interests in seven gas wells located in Colorado County, Texas. The interests acquired ranged from 0.2575% to 7.5999% with net revenue interests from 0.1905% to 5.9007%. The wells produce from the Wilcox, Wilcox-Jailhouse, Cruel, and McVay Formations at depths of between 10,653 ft. to 15,465 ft. The net production from the wells average approximately 17 mcfgd and less than 1 bopd.

West Texas

During the first quarter of 2013, the Company elected to participate for a 4.6875% non-operated working interest and a 3.28125% net revenue interest in the drilling of the Miles #30 well in the Fuhrman-Mascho field in Andrews County, Texas. The well was spudded on February 15, 2013, and reached a total depth of 4,912 ft. The well was perforated in the San Andres formation from 4,494 ft. to 4,654 ft. and was fracture treated on March 6, 2013. The well had an initial potential of 81 bopd, 35 mcfgpd, and 56 bswpd.

During the first quarter, the Company assumed operations of the Miller #1 well located in the Noodle, NW (Canyon SD 4000) field in Jones County, Texas. The Company owns a 50% working interest, and a 39.5% net revenue interest in this well. Subsequent to the transfer of operation, the Miller #1 well was placed on pump and produced at an average rate of 16.8 bopd in May 2013 from the Canyon Sands at a depth of 3,952 ft. to 3,985 ft.

During the third quarter of 2013, the Company elected to participate for a 4.6875% non-operated working interest and a 3.28125% net revenue interest in the drilling and completion of the Miles #31 well in the Fuhrman-Mascho field in Andrews County, Texas. The well reached a total depth of 4,922 ft. The well was completed in the Garyburg and San Andres Formation from 4,577 ft. to 4,790 ft. The well had an initial potential of 37 bopd, 7 mcfgpd, and 198 bswpd.

During the fourth quarter of 2013, the Company elected to participate for a 4.6875% non-operated working interest and a 3.28125% net revenue interest in the drilling and completion of the Miles #32 well in the Fuhrman-Mascho field in Andrews County, Texas. The well reached a total depth of 4,850 ft. Subsequent to year end, the well was completed in the Garyburg and San Andres Formation from 4,510 ft. to 4,720 ft. The well had an initial potential of 62 bopd, 22 mcfgpd, and 117 bswpd.

Also, during the fourth quarter of 2013, the Company spudded the Baldwin #1C well on October 26, 2013 in the Humphrey-Chapman Field in Haskell County, Texas. The well reached a total depth of 4,276 ft. in the Strawn formation. Production casing was set to total depth on November 3, 2013. Subsequent to the end of the year, on January 29, 2014, the well was perforated in the Strawn Sand from 4,245 ft. to 4,247 ft. and was broken down with lease oil. The well was temporarily plugged back on April 1, 2014 and the Strawn Lime was perforated from 4,072 ft. to 4,078 ft. and acidized with 750 gallons of 15% NEFE acid. The well is currently shut-in waiting on a fracture treatment. The Company owns a 36.75% operated working interest and a 33.75% net revenue interest in the well.

Alabama

During the first quarter of 2013, the Company participated for a 1.4599% working interest with a 1.09495% net revenue interest in the drilling of the Cedar Creek Land and Timber 32-9 #1 well, a sidetrack wellbore from the Bull 32-10 #1 well located in Conecuh County, Alabama. The well was drilled to a depth of 12,197 ft. and cased. The well was perforated in the Upper and Lower Smackover formation at a depth of 11,880 ft. to 12,046 ft. The well was acidized with 5,000 gals of 15% HCL and placed into production on June 28, 2013. The well flowed 403 bo, 461 mcf and no water during the first 24 hrs.

During the third quarter of 2013, the Company participated for an 8.163272% non-operated working interest with a 6.12294% net revenue interest in the drilling of the Cedar Creek Land and Timber 27-10, 4-13 #1 well located in the Brooklyn Field of Conecuh County, Alabama. The well was drilled to a depth of 11,742 ft., cored and logged. The well encountered approximately 1 ft. of productive Smackover rock. The decision was made by operator to plug back the wellbore to a depth of 6,200 ft. and to drill a deviated sidetrack wellbore which would land in the Smackover approximately 1,287 ft. south of the original wellbore. The Company participated in the sidetrack, which was renamed the Cedar Creek Land and Timber 27-15 #1 well, was drilled to a depth of 11,932 ft. in early October and was cased. The Smackover was perforated on November 23, 2013 from 11,576 ft. to 11,588 ft. and on November 26, 2013 the well was acidized with 4,000 gallons of 15% NEFE acid. The well is currently shut-in and awaiting to be frac’ed.

New Mexico

Effective November 1, 2013, the Company acquired operations and an 84.0006% to 84.375% working interest with a 69.6094% to 72.6605% net revenue interest in four natural gas wells in Chaves County, New Mexico. The wells were producing at a combined rate of approximately 226 mcfgpd from a perforated interval from 5,078 ft. to 5,195 ft. in the Wolfcamp Formation as of the effective date.

For all of the above wells, the Company cautions that the initial production rates of a newly completed well or newly recompleted well or the production rates at the effective date of acquisition may not be an indicator of stabilized production rates or an indicator of the ultimate recoveries obtained.

Oil and Natural Gas Reserves

The Company’s net proved oil and natural gas reserves have been estimated by Company personnel. (See footnote 18 to the financial statements). No separate independent reserve report analysis has been prepared by an independent third party.

The net proved crude oil and natural gas reserves of the Company as of December 31, 2013 were 449,880 barrels of oil and condensate and 6.762 BCFG of natural gas. Based on SEC guidelines, the reserves were classified as follows:

	Barrels of Oil	BCF Natural gas
Proved Developed Producing	419,140	6.735
Proved Developed Non-Producing	30,740	0.027
Proved Undeveloped	-	-
Total Proved Reserves	449,880	6.762

Only reserves that fell within the Proved classification were considered. Other categories such as Probable or Possible Reserves were not considered. No value was given to the potential future development of behind pipe reserves, untested fault blocks, or the potential for deeper reservoirs underlying the Company's properties. Shut-in uneconomic wells and insignificant non-operated interests were excluded.

On a BOE (barrel of oil equivalent) basis (6 MCF/BOE), the net reserves are:

	Barrels of Oil Equivalent (BOE)

Natural Gas Reserves	1,127,055	71%
Oil Reserves	449,880	29%
Total Reserves	1,576,935	100%

Proved Developed Producing	1,541,705	98%
Proved Developed Non-Producing	35,230	2%
Proved Undeveloped	-	0%
Total Proved Reserves	1,576,935	100%

The Company has operational control over the majority of these reserves and can therefore to a large extent control the timing of development and production.

	Barrels of Oil Equivalent (BOE)

The Company's Operated Wells	1,237,043	78%
Non-Operated Wells	339,892	22%
Total	1,576,935	100%

Financial Information Relating to Industry Segments

The Company has three identifiable business segments: (1) exploration, acquisition, development and production of oil and natural gas, (2) natural gas gathering, and (3) commercial real estate investment. Footnote 15 to the Consolidated Financial Statements filed herein sets forth the relevant information regarding revenues, income from operations, and identifiable assets for these segments.

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

Principal Products, Distribution and Availability

The principal products marketed by the Company are crude oil and natural gas which are sold to major oil and gas companies, brokers, pipelines and distributors, and oil and natural gas properties which are acquired and sold to oil and natural gas development entities. Reserves of oil and natural gas are depleted upon extraction, and the Company is in competition with other entities for the discovery of new prospects.

The Company is also engaged in the gathering and marketing of natural gas through its subsidiary PPC, which owns 26.1 miles of pipelines, and currently gathers approximately 1,096 mcfgpd. Natural gas is gathered for a fee. Substantially all of the natural gas gathered by the Company is produced from wells that the Company operates and in which it owns a working interest.

The Company owns land and a two story commercial office building in Dallas, Texas, which it uses as its principal headquarters office. The Company leases the remainder of the building to non-related third party commercial tenants at prevailing market rates.

Patents, Licenses and Franchises

Oil and natural gas leases of the Company are obtained from the owner of the mineral estate. The leases are generally for a primary term of three or more years, and often have extension options for an equivalent period as the original primary term for payment of additional bonus consideration. The leases customarily provide for extension beyond their primary term for as long as oil and natural gas are produced in commercial quantities or other operations are conducted on such leases as provided by the terms of the leases.

The Company currently holds interests in producing and non-producing oil and natural gas leases. The existence of the oil and natural gas leases and the terms of the oil and natural gas leases are important to the business of the Company because future additions to reserves will come from oil and natural gas leases currently owned by the Company, and others that may be acquired, when they are proven to be productive. The Company is continuing to purchase oil and natural gas leases in areas where it currently has production, and also in other areas.

Dependence on Customers

The following is a summary of significant purchasers / operators (listed by percent of total oil and natural gas sales) from oil and natural gas produced by the Company for the three-year period ended December 31, 2013:

Purchaser	2013	2012	2011
Halcon Resources Operating, Inc.	28%	7%	0%
Pruet Production Co.	13%	9%	0%
Shell Trading (US) Company	8%	15%	20%
Eastex Crude Company	7%	6%	7%
Enbridge Energy Partners	6%	9%	22%
Crosstex Gulf Coast Mktg	5%	5%	11%
Targa Midstream Service, LIM	5%	8%	4%
Sunoco Partners Marketing	4%	3%	1%
Gulfmark Energy, Inc.	3%	4%	3%
Enterprise Crude Oil, LLC	2%	2%	5%
Holly Corp (Formerly Navajo Refining Co.)	2%	3%	2%
Enervest Operating, LLC	2%	2%	0%
Phillips 66	1%	1%	0%
DCP Midstream, LP	1%	1%	2%
Midstates Petroleum	1%	0%	0%
Panther Energy Company, LLC	1%	4%	0%
Empire Pipeline Corp.	1%	1%	1%

Oil and natural gas is sold to approximately 120 different purchasers under market sensitive, short-term contracts computed on a month to month basis.

Except as set forth above, there are no other customers of the Company that individually accounted for more than two percent of the Company's oil and natural gas revenues during the three years ended

December 31, 2013.

The Company currently has no hedged contracts.

Prospective Drilling Activities

The Company's primary oil and natural gas prospect generation and acquisition efforts have been in known producing areas in the United States with emphasis devoted to Texas.

The Company intends to use a portion of its available funds to participate in drilling activities. The Company does not own any drilling rigs and all drilling activity is performed by independent drilling contractors. The Company does not refine or otherwise process its oil and natural gas production.

Exploration for oil and natural gas is normally conducted with the Company acquiring undeveloped oil and natural gas leases under prospects, and carrying out exploratory drilling on the prospective leasehold with the Company retaining a majority interest in the prospect. Interests in the property are sometimes sold to key employees and associated companies at cost. Also, interests may be sold to third parties with the Company retaining an overriding royalty interest, carried working interest, or a reversionary interest.

A prospect is a geographical area designated by the Company for the purpose of searching for oil and natural gas reserves and reasonably expected by it to contain at least one oil or natural gas reservoir. The Company utilizes its own funds along with the issuance of common stock and options to purchase common stock in some limited cases, to acquire oil and gas leases covering the lands comprising the prospects. These leases are selected by the Company and are obtained directly from the landowners, as well as from land men, geologists, other oil companies, some of whom may be affiliated with the Company, and by direct purchase, farm-in, or option agreements. After an initial test well is drilled on a property, any subsequent development drilling of such prospect will normally require the Company to fund the development activities.

Special Tax Provisions

See Footnote 8 to Consolidated Financial Statements regarding the accounting for income taxes.

Employees

The Company employs or contracts for the services of a total of approximately seventy people. Thirty-four are full-time employees. The remainder are part-time employees or independent contractors. We believe that our relationships with our employees are good.

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

Compliance with Environmental Regulations

Our oil and natural gas operations are subject to numerous United States federal, state, and local laws and regulations relating to the protection of the environment, including those governing the discharge of materials into the water and air, the generation, management and disposal of hazardous substances and wastes, and clean-up of contaminated sites. We could incur material costs, including clean-up costs, fines, civil and criminal sanctions, and third party claims for property damage and personal injury as a result of violations of, or liabilities under, environmental laws and regulations. Such laws and regulations not only expose us to liability for our own activities, but may also expose us to liability for the conduct of others or for actions by us that were in compliance with all applicable laws at the time those actions were taken. In addition, we could incur substantial expenditures complying with environmental laws and regulations, including future environmental laws and regulations which may be more stringent.

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

"Completion" means the installation of permanent equipment for the production of oil or natural gas.

"Development Well" means a well drilled within the proved area of an oil or natural gas reservoir to the depth of a strata graphic horizon known to be productive.

"Dry Hole" or "Dry Well" means a well found to be incapable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

"Exploratory Well" means a well drilled to find and produce oil or natural gas reserves not classified as proved, to find a new production reservoir in a field previously found to be productive of oil or natural gas in another reservoir or to extend a known reservoir.

"Farm-Out" means an agreement pursuant to which the owner of a working interest in an oil and natural gas lease assigns the working interest or a portion thereof to another party who desires to drill on the leased acreage. Generally, the assignee is required to drill one or more wells in order to earn its interest in the acreage. The assignor usually retains a royalty or reversionary interest in the lease. The interest received by an assignee is a "farm-in" and the assignor issues a "farm-out."

"Farm-In" see "Farm-Out" above.

"Gas" means natural gas.

"Gross" when used with respect to acres or wells, refers to the total acres or wells in which we have a working interest.

"Infill Drilling" means drilling of an additional well or wells provided for by an existing spacing order to more adequately drain a reservoir.

"MCF" or “MCFG” means thousand cubic feet.

“MCFGPD” means thousand cubic feet of natural gas per day.

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

“Oil and Gas” means oil and natural gas.

"Operator" means the individual or company responsible for the exploration, development, production and management of an oil or gas well or lease.

“Overriding Royalty” means a royalty interest which is usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

"Present Value" ("PV") when used with respect to oil and natural gas reserves, means the estimated future gross revenues to be generated from the production of proved reserves calculated in accordance with the guidelines of the SEC, net of estimated production and future development costs as of the date of estimation without future escalation, and discounted using an annual discount rate of 10%. Prices are not escalated and are computed using a 12-month average price, calculated as the un-weighted arithmetic average of the first-day-of-the month price for each month of the year (except to the extent a contract specifically provides otherwise). No effect is given to non-property related expenses such as general and administrative expenses, debt service, future income tax expense and depreciation, depletion and amortization.

"Productive Wells" or "Producing Wells" consist of producing wells and wells capable of production, including wells waiting on pipeline connections.

"Proved Developed Reserves" means reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and natural gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery will be included as "proved developed reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

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

"Royalty" means an interest in an oil and natural gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof), but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage. Royalties may be either landowner's royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

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

"Working Interest" means an interest in an oil and natural gas lease that gives the owner of the interest the right to drill for and produce oil and gas on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations. The share of production to which a working interest owner is entitled will always be smaller than the share of costs that the working interest owner is required to bear, with the balance of the production accruing to the owners of royalties.

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

Uncertainties regarding the global economic and financial environment could lead to an extended national or global economic recession. A slowdown in economic activity caused by a recession would likely reduce national and worldwide demand for oil and natural gas and result in lower commodity prices for long periods of time. Costs of exploration, development and production have not yet adjusted to current economic conditions, or in proportion to the significant reduction in product prices. Prolonged, substantial decreases in oil and natural gas prices would likely have a material adverse effect on the Company’s business, financial condition, and results of operations, and could further limit the Company's access to liquidity and credit, and could hinder its ability to satisfy its capital requirements.

In the past several years, capital and credit markets have experienced volatility and disruption. Given the levels of market volatility and disruption, the availability of funds from those markets may diminish substantially.

Further,arising from concerns about the stability of financial markets generally and the solvency of borrowers specifically, the cost of accessing the credit markets has increased as many lenders have raised interest rates, enacted tighter lending standards, or altogether ceased to provide funding to borrowers.

Due to these potential capital and credit market conditions, the Company cannot be certain that funding will be available in amounts or on terms acceptable to the Company. The Company is evaluating whether current cash balances and cash flow from operations alone would be sufficient to provide working capital to fully fund the Company's operations. Accordingly, the Company is evaluating alternatives, such as joint ventures with third parties, or sales of interest in one or more of its properties. Such transactions, if undertaken, could result in a reduction in the Company's operating interests or require the Company to relinquish the right to operate the property. There can be no assurance that any such transactions can be completed or that such transactions will satisfy the Company's operating capital requirements. If the Company is not successful in obtaining sufficient funding or completing an alternative transaction on a timely basis on terms acceptable to the Company, the Company would be required to curtail its expenditures or restructure its operations, and the Company would be unable to continue its exploration, drilling, and recompletion program, any of which would have a material adverse effect on its business, financial condition, and results of operations.

We face significant competition, and many of our competitors have resources in excess of our available resources.

The oil and natural gas industry is highly competitive. We encounter competition from other oil and gas companies in all areas of our operations, including the acquisition of producing properties and sale of crude oil and natural gas. Our competitors include major integrated oil and gas companies and numerous independent oil and gas companies, individuals, and drilling and income programs. Many of our competitors are large, well-established companies with substantially larger operating staffs and greater capital resources than us. Such companies may be able to pay more for productive oil and gas properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. Our ability to acquire additional properties and to discover reserves in the future will depend upon our ability to evaluate and select suitable properties and to consummate transactions in this highly competitive environment.

Exploratory drilling is a speculative activity that may not result in commercially productive reserves and may require expenditures in excess of budgeted amounts.

Drilling activities are subject to many risks, including the risk that no commercially productive oil or natural gas reservoirs will be encountered. There can be no assurance that new wells drilled by us will be productive or that we will recover all or any portion of our investment. Drilling for oil and natural gas may involve unprofitable efforts, not only from dry wells, but also from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain. Our drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, many of which are beyond our control, including economic conditions, mechanical problems, pressure or irregularities in formations, title problems, weather conditions, compliance with governmental requirements, and shortages in or delays in the delivery of equipment and services. In today's environment, shortages make drilling rigs, labor and services difficult to obtain and could cause delays or inability to proceed with our drilling and development plans. Such equipment shortages and delays sometimes involve drilling rigs where inclement weather prohibits the movement of land rigs causing a high demand for rigs by a large number of companies during a relatively short period of time. Our future drilling activities may not be successful. Lack of drilling success could have a material adverse effect on our financial condition and results of operations.

Our operations are also subject to all the hazards and risks normally incident to the development, exploitation, production and transportation of, and the exploration for, oil and natural gas, including unusual or unexpected geologic formations, pressures, down hole fires, mechanical failures, blowouts, explosions, uncontrollable flows of oil, natural gas or well fluids and pollution and other environmental risks. These hazards could result in substantial losses to us due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. We participate in insurance coverage maintained by the operator of its wells, although there can be no assurances that such coverage will be sufficient to prevent a material adverse effect to us in such events.

The vast majority of our oil and natural gas reserves are classified as proved reserves. Recovery of the Company's future proved undeveloped reserves will require significant capital expenditures. Our management estimates that aggregate capital expenditures of approximately $ 108,000 will be required to fully develop some of these reserves in the next twelve month period. No assurance can be given that our estimates of capital expenditures will prove accurate, that our financing sources will be sufficient to fully fund our planned development activities or that development activities will be either successful or in accordance with our schedule. Additionally, any significant decrease in oil and natural gas prices or any significant increase in the cost of development could result in a significant reduction in the number of wells drilled and/or reworked. No assurance can be given that any wells will produce oil or natural gas in commercially profitable quantities.

We are subject to uncertainties in reserve estimates and future net cash flows.

This annual report contains estimates of our oil and natural gas reserves and the future net cash flows from those reserves. These estimates have been prepared by Company personnel for 2013, 2012 and 2011. There are numerous uncertainties inherent in estimating quantities of reserves of oil and natural gas and in projecting future rates of production and the timing of development expenditures, including many factors beyond our control. The reserve estimates in this annual report are based on various assumptions, including, for example, constant oil and natural gas prices, operating expenses, capital expenditures and the availability of funds, and therefore, are inherently imprecise indications of future net cash flows. Actual future production, cash flows, taxes, operating expenses, development expenditures and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this annual report. Additionally, our reserves may be subject to downward or upward revision based upon actual production performance, results of future development and exploration, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

The present value of future net reserves discounted at 10% (the "PV-10") of proved reserves referred to in this annual report should not be construed as the current market value of the estimated proved reserves of oil and gas attributable to our properties. In accordance with applicable requirements of the SEC, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by: (i) the timing of both production and related expenses; (ii) changes in consumption levels; and (iii) governmental regulations or taxation. In addition, the calculation of the present value of the future net cash flows using a 10% discount as required by the SEC is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with our reserves or the oil and gas industry in general. Furthermore, our reserves may be subject to downward or upward revision based upon actual production, results of future development, supply and demand for oil and natural gas, prevailing oil and natural gas prices and other factors. See "Properties - Oil and Gas Reserves."

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

There are risks in acquiring producing oil and natural gas properties, including difficulties in integrating acquired properties into our business, additional liabilities and expenses associated with acquired properties, diversion of management attention, increasing the scope, geographic diversity and complexity of our operations.

One of our business strategies includes growing our reserve base through acquisitions of oil & gas properties. Our failure to integrate acquired properties successfully into our existing business, or the expense incurred in consummating future acquisitions, could result in unanticipated expenses and losses. In addition, we may assume cleanup or reclamation obligations or other unanticipated liabilities in connection with these acquisitions. The scope and cost of these obligations may ultimately be materially greater than estimated at the time of the acquisition.

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

Successful acquisitions require an assessment of a number of factors, including estimates of recoverable reserves, exploration potential, recovery applicability from water flood and Enhanced Oil Recovery techniques (“EOR”), future oil and natural gas prices, operating costs and potential environmental and other liabilities. Such assessments are inexact and their accuracy is inherently uncertain. In connection with our assessments, we perform a review of the acquired properties which we believe is generally consistent with industry practices. However, such a review will not reveal all existing or potential problems. In addition, our review may not permit us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. We do not inspect every well or property. Even when we inspect a well or property, we do not always discover structural, subsurface and environmental problems that may exist or arise. We are generally not entitled to contractual indemnification for pre-closing liabilities, including environmental liabilities. Normally, we acquire interests in properties on an “as is” basis with limited remedies for breaches of representations and warranties. As a result of these factors, we may not be able to acquire oil and natural gas properties that contain economically recoverable reserves or be able to complete such acquisitions on acceptable terms.

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

We do not operate some of the properties in which we have an interest and we have limited ability to exercise influence over operations for these properties or their associated costs. As of December 31, 2013, approximately 22% of our crude oil and natural gas proved reserves were operated by other companies. Our dependence on other operators and other working interest owners for these projects and our limited ability to influence operations and associated costs could materially adversely affect the realization of our targeted return on capital in drilling or acquisition activities and our targeted production growth rate. The success and timing of drilling, development and exploitation activities on properties operated by others depend on a number of factors that are beyond our control, including the operator’s expertise and financial resources, approval of other participants for drilling wells and utilization of technology.

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

Our oil and gas business involves a variety of operating risks, including, but not limited to, unexpected formations or pressures, uncontrollable flows of oil, natural gas, brine or well fluids into the environment (including groundwater contamination), blowouts, fires, explosions, pollution and other risks, any of which could result in personal injuries, loss of life, damage to properties and substantial losses. Although we carry insurance at levels that we believe are reasonable, we are not fully insured against all risks. We do not carry business interruption insurance. Losses and liabilities arising from uninsured or under-insured events could have a material adverse effect on our financial condition and operations.

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

We are subject to certain title risks.

Our company employees and contract land professionals have reviewed title records or other title review materials relating to substantially all of our producing properties. The title investigation performed by us prior to acquiring undeveloped properties is thorough, but less rigorous than that conducted prior to drilling, consistent with industry standards. We believe we have satisfactory title to all our producing properties in accordance with standards generally accepted in the oil and gas industry. Our properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens, which we believe do not materially interfere with the use of or affect the value of such properties. At December 31, 2013, our leaseholds for some of our net acreage were being kept in force by virtue of production on that acreage in paying quantities. The remaining net acreage was held by lease rentals and similar provisions and requires production in paying quantities prior to expiration of various time periods to avoid lease termination.

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

Our business is highly capital-intensive, requiring continuous development and acquisition of oil and gas reserves. In addition, capital is required to operate and expand our oil and natural gas field operations and purchase equipment. At December 31, 2013, we had working capital of $8,878,000. We anticipate that we will be able to meet our cash requirements for the next 12 months. However, if such plans or assumptions change or prove to be inaccurate, we could be required to seek additional financing sooner than currently anticipated.

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

Our revenues, profitability and the carrying value of our oil and gas properties are substantially dependent upon prevailing prices of, and demand for, oil and natural gas and the costs of acquiring, finding, developing and producing reserves. Our ability to obtain borrowing capacity, to repay future indebtedness, and to obtain additional capital on favorable terms is also substantially dependent upon oil and natural gas prices. Historically, the markets for oil and natural gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and natural gas are subject to wide fluctuations in response to: (i) relatively minor changes in the supply of, and demand for, oil and natural gas; (ii) market uncertainty; and (iii) a variety of additional factors, all of which are beyond our control. These factors include domestic and foreign political conditions, the price and availability of domestic and imported oil and natural gas, the level of consumer and industrial demand, weather, domestic and foreign government relations, the price and availability of alternative fuels and overall economic conditions. Furthermore, the marketability of our production depends in part upon the availability, proximity and capacity of gathering systems, pipelines and processing facilities. Volatility in oil and natural gas prices could affect our ability to market our production through such systems, pipelines or facilities. As of December 31, 2013, approximately 90% of our oil and natural gas production is currently sold to 17 purchasing firms on a month-to-month basis at prevailing spot market prices. Oil prices remained subject to unpredictable political and economic forces during 2013, 2012, and 2011, and experienced fluctuations similar to those seen in natural gas prices for the year. We believe that oil prices will continue to fluctuate in response to changes in the policies of the Organization of Petroleum Exporting Countries ("OPEC"), changes in demand from many Asian countries, current events in the Middle East and Eastern Europe, security threats to the United States, and other factors associated with the world political and economic environment. As a result of the many uncertainties associated with levels of production maintained by OPEC and other oil producing countries, the availabilities of worldwide energy supplies and competitive relationships and consumer perceptions of various energy sources, we are unable to predict what changes will occur in crude oil and natural gas prices.

We may be responsible for additional costs in connection with abandonment of properties.

We are responsible for payment of plugging and abandonment costs on our oil and gas properties pro rata to our working interest. Based on our experience, we anticipate that in most cases, the ultimate aggregate salvage value of lease and well equipment located on our properties should equal to the costs of abandoning such properties. There can be no assurance, however, that we will be successful in avoiding additional expenses in connection with the abandonment of any of our properties. In addition, abandonment costs and their timing may change due to many factors, including actual production results, inflation rates and changes in environmental laws and regulations.

Risks that Involve the Oil & Gas Industry in General.

We are subject to various governmental regulations which may cause us to incur substantial costs.

Our operations are affected from time to time in varying degrees by political developments and federal, state, and local laws and regulations. In particular, oil and natural gas production-related operations are or have been subject to price controls, taxes and other laws and regulations relating to the oil and gas industry. Failure to comply with such laws and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases our cost of doing business and affects our profitability. Although we believe we are in substantial compliance with all applicable laws and regulations, because such laws and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws and regulations.

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

The State of Texas and many other states require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration for and production of oil and natural gas. Such states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from wells and the regulation of spacing, plugging and abandonment of such wells. The statutes and regulations of certain states limit the rate at which oil and gas can be produced from our properties. However, we do not believe we will be affected materially differently by these statutes and regulations than any other similarly situated oil and gas company.

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

Our operations and properties are subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling and transportation of oil and natural gas and the discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities; limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and impose substantial liabilities for pollution resulting from our operations. The permits required for our various operations are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines, penalties or injunctions. In the opinion of management, we are in substantial compliance with current applicable environmental laws and regulations, and we have no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on us. The impact of such changes, however, would not likely be any more burdensome to us than to any other similarly situated oil and gas company.

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

We own or lease properties that for many years have produced oil and natural gas. We also own natural gas gathering systems. It is not uncommon for such properties to be contaminated with hydrocarbons. Although we or previous owners of these interests may have used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties or on or under other locations where such wastes have been taken for disposal. These properties may be subject to federal or state requirements that could require us to remove any such wastes or to remediate the resulting contamination. In addition to properties that we operate, we have interests in many properties which are operated by third parties over whom we have limited control. Notwithstanding our lack of control over properties operated by others, the failure of the previous owners or operators to comply with applicable environmental regulations may, in certain circumstances, adversely impact us.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

OIL AND GAS PROPERTIES

The following table sets forth pertinent data with respect to the Company-owned oil and gas properties, all located within the continental United States, as estimated by the Company:

	Years Ended December 31,
	2013	2012	2011
Natural Gas and Oil Properties, net (1)
Proved developed gas reserves-Mcf (2)
Proved developed producing	6,735,000	6,506,000	8,124,000
Proved developed non-producing	27,000	27,000	27,000
Proved undeveloped gas reserves-Mcf (3)	-	-	-
Total proved gas reserves-Mcf	6,762,000	6,533,000	8,151,000

Proved Developed Crude Oil and
Condensate reserves-Bbls (2)
Proved developed producing	419,000	468,000	401,000
Proved developed non-producing	31,000	31,000	31,000
Proved Undeveloped crude oil and
Condensate reserves-Bbls (3)	-	-	-
	450,000	499,000	432,000

(1) The estimate of the net proved oil and natural gas reserves, future net revenues, and the present value of future net revenues.

(2) "Proved Developed Oil and Natural gas Reserves" are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

(3) "Proved Undeveloped Reserves" are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. See Footnote 18 to the Financial Statements, Supplemental Reserve Information (Unaudited), for further explanation of the changes for 2011 through 2013.

(4) Reserve amounts are rounded to the nearest thousand.

Productive Wells

The following table sets forth our domestic productive wells and includes both operated wells and wells operated by third parties at December 31, 2013.

Gas Wells		Oil Wells		Total Wells
Gross	Net	Gross	Net	Gross	Net

352	97.40	181	66.4608	533	163.86

Acreage

The following table sets forth our undeveloped and developed gross and net leasehold acreage for our operated and non-operated wells at December 31, 2013. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Undeveloped acreage should not be confused with undrilled acreage held by Production under the terms of a lease. Undrilled acreage held by production under the terms of a lease is included in the Developed Acreage category total shown below.

Undeveloped Acreage		Developed Acreage		Total Acreage
Gross	Net	Gross	Net	Gross	Net

4,731	1,476	95,909	21,842	100,640	23,318

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

Wells Drilled and Completed

The Company's working interests in both operated and outside operated exploration and development wells completed during the years indicated were as follows:

	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net

Exploratory Wells (1):
Productive	-	-	-	-	-	-
Non-Productive	-	-	-	-	-	-
Total	-	-	-	-	-	-

Developed Wells (2):
Productive	11.000	1.191	9.000	1.321	11.000	1.036
Non-Productive	-	-	-	-	-	-
Total	11.000	1.191	9.000	1.321	11.000	1.036

Total Exploration & Development Wells:
Productive	11.000	1.191	9.000	1.321	11.000	1.036
Non-Productive	-	-	-	-	-	-
Total	11.000	1.191	9.000	1.321	11.000	1.036

(1) An exploratory well is a well drilled to find and produce oil or natural gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir, or to extend a known reservoir.

(2) A development well is a well drilled within the proved area of an oil or natural gas reservoir to the depth of a stratigraphic horizon known to be productive.

The following tables set forth additional data with respect to production from Company-owned oil and gas operated and non-operated properties, all located within the continental United States:

	For the years ended December 31,
	2013	2012	2011	2010	2009

Oil and Natural Gas Production, net:
Natural Gas (Mcf)	736,645	791,708	733,816	823,957	866,416
Crude Oil & Condensate (Bbl)	89,872	79,514	48,708	31,526	25,875

Average Sales Price per Unit Produced
Natural Gas (Mcf)	$ 4.05	$ 3.64	$ 5.34	$ 4.89	$ 4.13
Crude Oil & Condensate (Bbl)	$105.38	$ 89.50	$ 83.85	$ 74.35	$ 56.55

Average Production Cost per Equivalent Barrel (1) (2)	$ 16.58	$ 16.65	$ 19.02	$ 15.48	$ 14.37

(1) Includes severance taxes and ad valorem taxes.

(2) Natural gas production is converted to equivalent barrels at the rate of six MCFG per barrel, representing relative energy content of natural gas to oil.

The Company owns producing royalties and overriding royalties under properties located in Texas. The revenue from these properties is not significant.

The Company is not aware of any major discovery or other favorable or adverse event that is believed to have caused a significant change in the estimated proved reserves since December 31, 2013.

OFFICE SPACE

The Company owns a commercial office building. The property is a two story multi-tenant, garden office building with a sub-grade parking garage. The 32 year old building contains approximately 46,286 rentable square feet and sits on a 1.4919 acre block of land situated in north Dallas, Texas in close proximity to hotels, restaurants and shopping areas (the Galleria Mall) with easy access to Interstate Highway 635 (LBJ Freeway) and Dallas Parkway (North Dallas Toll Road). The Company occupies approximately 12,759 rentable square feet of the building as its primary office headquarters, and leases the remaining space in the building to non-related third party commercial tenants at prevailing market rates.

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

The Company normally does not purchase and resell natural gas, but gathers natural gas for a fee. The fees charged in some cases are subject to regulations by the State of Texas and the Federal Energy Regulatory Commission. Average daily volumes of natural gas gathered by the pipelines owned by the Company were 1,096, 1,345, and 1,604, mcfgpd for 2013, 2012, and 2011, respectively.

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

Item 3. Legal Proceedings

Neither the Registrant nor its subsidiaries nor any officers or directors is a party to any material pending legal proceedings for or against the Company or its subsidiaries, nor are any of their properties subject to any proceedings.

During the fourth quarter of the fiscal year covered by this report, no proceeding previously reported was terminated.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market For The Company's Common Stock, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

The Company's common stock trades over-the-counter under the symbol "SPND".

Prior to 2004, no significant public trading market had been established for the Company's common stock. The Company does not believe that listings of bid and asking prices for its stock are indicative of the actual trades of its stock, since trades are made infrequently. The following table shows high and low trading prices for each quarter in 2013, 2012, and 2011.

	Price Per Share
	High	Low
2013
First Quarter	$ 2.60	$ 2.08
Second Quarter	4.15	2.50
Third Quarter	3.90	2.84
Fourth Quarter	3.92	3.21

2012
First Quarter	$ 1.90	$ 1.50
Second Quarter	2.35	1.84
Third Quarter	2.09	1.91
Fourth Quarter	3.10	1.86

2011
First Quarter	2.79	2.79
Second Quarter	2.52	1.52
Third Quarter	2.00	1.70
Fourth Quarter	2.10	1.70

During the First Quarter of 2014, subsequent to year end, the following high and low prices were recorded for the Company's common stock
	Price Per Share
	High	Low
2014
First Quarter	$ 3.95	$ 3.21

There is no amount of common stock that is subject to outstanding warrants to purchase, or securities convertible into, common stock of the Company.

According to the transfer records of the Company at April 1, 2014, common stock of the Company was held by approximately 544 known holders of record.

The following chart compares the yearly percentage change in the cumulative total stockholder return on the Company's Common Stock during the five years ended December 31, 2013 with the cumulative total return of the Standard and Poor's 500 Stock Index and of the Dow Jones U.S. Exploration and Production Index (formerly Dow Jones Secondary Oil Stock Index). The comparison assumes $100 was invested on December 31, 2008 in the Company's Common Stock and in each of the foregoing indices and assumes reinvestment of dividends. The Company paid no dividends on its Common Stock during the five-year period.

Stock Performance Chart

Comparison of Five-Year Cumulative Total Return Among

Spindletop Oil & Gas Co., S&P 500 Index and

the Dow Jones U.S. Exploration and Production Index

$250
$200
$150
$100
$50
$0
2008
2009
2010
2011
2012
2013

	Dec-08	Dec-09	Dec-10	Dec-11	Dec-12	Dec-13
SOG	100.00	76.61	90.73	68.55	104.84	129.44
S&P500	100.00	123.45	139.23	139.23	157.32	204.63
DJE&P	100.00	140.34	165.97	159.66	165.17	210.40

SOG S&P500 DJE&P

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

The Company made no repurchases of its common stock during 2013.

The repurchased shares are held as Treasury Stock.

Item 6. Selected Financial Data

The selected financial information presented should be read in conjunction with the consolidated financial statements and the related notes thereto.

	For the years ended December 31,
	2013	2012	2011	2010	2009

Total Revenue	$ 13,547,000	$ 12,106,000	$ 9,340,000	$ 7,656,000	$ 6,913,000
Net Income	3,542,000	3,659,000	1,753,000	447,000	39,000
Earnings per Share	$ 0.51	$ 0.49	$ 0.23	$ 0.06	$ 0.01

	For the years ended December 31,
	2013	2012	2011	2010	2009

Total Assets	$ 28,195,000	$ 24,653,000	$ 23,279,000	$ 20,777,000	$ 20,386,000
Long-Term Debt	-	600,000	720,000	840,000	960,000

Item 7. Management's Discussion And Analysis Of Financial Condition And

Results Of Operations

Liquidity and Capital Resources

The Company's operating capital needs, as well as its capital spending program, are generally funded from cash flow generated by operations. Because future cash flow is subject to a number of variables, such as the level of production and the sales price of oil and natural gas, the Company can provide no assurance that its operations will provide cash sufficient to maintain current levels of capital spending. Accordingly, the Company may be required to seek additional financing from third parties in order to fund its exploration and development programs.

Results of Operations

2013 Compared to 2012

Oil revenue for 2013 was approximately $9,471,000 compared to $7,116,000 for 2012, an increase of approximately $2,355,000 or 33%. Oil prices increased to an average of $105.38 per barrel in 2013 from an average of $89.49 per bbl in 2012, an increase of $15.89 per bbl or 18%. Oil sales increased to 89,872 bbls from approximately 79,514 bbls in 2012, an increase of 10,358 bbls or 13%. The increase in oil revenue and sales is predominantly due to participation in new wells during 2013.

Natural gas revenue for 2013 was approximately $2,986,000 compared to $2,882,000 for 2012, an increase of approximately $104,000 or 4%. Natural gas sales decreased to approximately 737,000 mcf in 2013 from approximately 792,000 mcf in 2012, a decrease of 55,000 mcf or 7%. Natural gas prices increased to an average of $4.05 per mcf in 2013, an increase of $0.41 or 11% from an average of $3.64 per mcf in 2012.

Revenue from lease operations was $409,000 for 2013, an increase of $50,000 or 14% from $359,000 in 2012. This was due primarily to an increase in field supervision charges on operated wells of approximately $14,000 as a result of workover activity during 2013. In addition there was an increase in administrative overhead billed to working interest owners of approximately $36,000 due primarily to an increase in COPAS overhead rates billed.

Revenue from natural gas gathering for 2013 was $142,000, a decrease of $3,000 or 2% from $145,000 in 2012. This was due primarily to a decrease in natural gas volume sold through PPC.

Real estate income for 2013 was $249,000, up 3% or $7,000 from $242,000 in 2012. This was due to an increase in leasing activity over 2012.

Interest income for 2013 was approximately $81,000, an increase of approximately $3,000 from approximately $78,000 in 2012 or 4%. Although overall interest rates on deposit accounts at most of the banking institutions at which the Company is a depositor have decreased over prior years, the Company’s increased cash balances have yielded higher interest income.

Other income for 2013 was $209,000, as compared to $1,284,000 in 2012, a decrease of $1,075,000 or 84%. This change is due to the decrease in cash received for farm-out agreements in 2013 over that received during 2012. From time to time, the Company farms out some of its leasehold acreage to non-affiliated third parties for exploration and development drilling. Generally, the Company receives a one-time payment for the agreement. The revenues from these farm-out agreements vary in size and frequency and should not be considered as regularly recurring revenues that the Company receives.

Lease operations expense for 2013 was $2,524,000 as compared to $2,631,000 in 2012, a net decrease of approximately $107,000, or 4%. Of this net decrease, approximately $125,000 is due to decreased workover activity, approximately $78,000 is due to new properties added since 2012, and a reduction of approximately $31,000 is due to a decrease in expenses from non-operated properties. The remaining $28,000 represents net increases and decreases on various properties due to general price increases and changes in levels of workover activity.

Production taxes, gathering, transportation and marketing expenses for 2013 were approximately $1,001,000 compared to $891,000 in 2012, a net increase of $110,000. This 12% net increase is the result of an increase in severance taxes based on the increase in oil revenues. This increase was offset by an overall decrease in severance taxes based on decreased natural gas revenues and severance tax exemptions on certain of the Company’s natural gas wells.

Pipeline and rental operation expenses were approximately $42,000 in 2013 compared to approximately $26,000 in 2012, an increase of approximately $16,000 or 62%. This was due mainly to an increase in the costs associated with compressor and pipeline repairs, as well as maintenance costs.

Real estate operations expenses for 2013 were $215,000, up from $185,000 in 2012. This 16% increase of $30,000 was primarily due to increased interior and exterior maintenance of approximately $25,000 as well as higher utilities costs of approximately $5,000.

Depreciation and amortization expense for 2013 was $1,913,000 compared to $1,647,000 for 2012, an increase of $266,000, or 16%. The Company re-evaluated its proved oil and gas reserves as of December 31, 2013, and decreased its estimated total proved reserves by approximately 11,000 BOE to 1,577,000 BOE at the end of 2013 compared to 1,588,000 BOE at the end of 2012, a decrease of approximately 1%. Sales of oil and natural gas products during 2013 increased by approximately 2,000 BOE from approximately 211,000 BOE in 2012 to approximately 213,000 BOE in 2013, an increase of approximately 1%. (See Footnote 18 to the Financial Statements). This resulted in an increase in the depletion rate factor from 11.754% in 2012 on an unamortized full cost pool base of $13,464,000 to a depletion rate factor of 13.395% on an unamortized full cost pool base of $13,752,000 in 2013. The net increase in the unamortized full cost pool base of $288,000 was due primarily to an increase in the amounts capitalized in the full cost pool of approximately $1,870,000 less the increase in accumulated depletion of $1,582,000.

Asset Retirement Obligation (“ARO”) accretion expense for 2013 was $118,000 up from $40,000 in 2012; an increase of $78,000 or 195%. The ARO calculation is based on the Company’s annual reserve report and takes into consideration the changes between years of the Company’s estimated obligation to plug its interest in existing wells. This estimated future cost is discounted using a 10% discount factor based on the estimated life of each property. Changes are incorporated as applicable into the full cost pool and the carrying value of the liability. Accretion expense measures and incorporates changes due to the passage of time into the carrying amount of the liability.

General and administrative expenses for 2013 were $3,648,000 compared to $3,719,000 for 2012, a decrease of approximately $71,000 between years or 2%. This decrease is due mainly to payroll and associated employee benefit costs during 2013.

Interest expense for 2013 was $17,000, down from $29,000 in 2012; a decrease of $12,000 or 41%. The reason for the reduction is the decreasing balance on the loan for the Company’s office building on which interest is paid. The interest rate on the loan was adjusted from 6.11% in December 2011 to 3.61% for future years. Effective December 27, 2013, the Company prepaid the remaining principal balance plus accrued interest and the note was paid in full.

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

Natural gas revenue for 2012 was approximately $2,882,000 compared to $3,916,000 for 2011, a decrease of approximately $1,034,000 or 26%. Natural gas sales increased to approximately 792,000 mcf in 2012 from approximately 734,000 mcf in 2011, an increase of 58,000 mcf or 8%. The net increase in natural gas sales was due to the participation in, and the acquisition of new wells. Natural gas prices, however, decreased to an average of $3.64 per mcf in 2012, a decrease of $1.70 or 32% from an average of $5.34 per mcf in 2011.

Revenue from lease operations was $359,000 for 2012, an increase of $70,000 or 24% from $289,000 in 2011. This was due primarily to an increase in field supervision charges on operated wells of approximately $44,000 as a result of workover activity during 2012. In addition there was an increase in administrative overhead billed to working interest owners of approximately $26,000 due primarily to an increase in COPAS overhead rates billed

Revenue from natural gas gathering for 2012 was $145,000, a decrease of $27,000 or 16% from $172,000 in 2011. This was due primarily to a decrease in natural gas volume sold through Prairie Pipeline.

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

Production taxes, gathering, transportation and marketing expenses for 2012 were approximately $891,000 compared to $809,000 in 2011, a net increase of $82,000. This 10% net increase is the result of an increase in severance taxes based on the increase in oil revenues. This increase was offset by an overall decrease in severance taxes based on decreased natural gas revenues and severance tax exemptions on certain of the Company’s gas wells. Gathering and transportation charges increased due to a net increase in natural gas volumes sold during the period, which was offset by an overall decrease in marketing and other deductions.

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

Depreciation and amortization expense for 2012 was $1,647,000 compared to $1,152,000 for 2011, an increase of $495,000, or 43%. The Company re-evaluated its proved oil and gas reserves as of December 31, 2012, and decreased its estimated total proved reserves by approximately 203,000 BOE to 1,588,000 BOE at the end of 2012 compared to 1,791,000 BOE at the end of 2011, a decrease of approximately 11%. Sales of oil and natural gas products during 2012 increased by approximately 40,000 BOE from approximately 171,000 BOE in 2011 to approximately 211,000 BOE in 2012, an increase of approximately 23%. (See Footnote 18 to the Financial Statements). This resulted in an increase in the depletion rate factor from 8.718% in 2011 on an unamortized full cost pool base of $11,843,000 to a depletion rate factor of 11.754% on an unamortized full cost pool base of $13,464,000 in 2012. The net increase in the unamortized full cost pool base of $1,621,000 was due primarily to an increase in the amounts capitalized in the full cost pool of approximately $2,654,000 less the increase in accumulated depletion of $1,032,479.

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

Management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2013.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not Applicable

PART III

Item 10. Directors and Executive Officers Of The Registrant

The Directors and Executive Officers of the Company and certain information concerning them is set forth below:

Name	Age	Position

Chris G. Mazzini	56	Chairman of the Board, Director and President

Michelle H. Mazzini	52	Director, Vice President, Secretary, Treasurer

Ted R. Munselle	58	Director

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

Robert E. Corbin, Controller, has been a full-time employee of Spindletop since April 2002. From May 2001 until April 2002, Mr. Corbin was an Independent Accounting Consultant and devoted substantially all of his time to Spindletop. He has been active in the oil and gas industry for over 38 years, during which time he has served as financial officer of a publicly-held company as well as several private oil and gas companies and partnerships. Mr. Corbin graduated from Texas Tech University in 1969 with a BBA degree in Accounting and began his accounting career as an auditor with Arthur Andersen & Co. in 1970. Mr. Corbin is a Certified Public Accountant.

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

Board Meetings and Committees

The Board of Directors met one time in 2013. The Board has established an audit committee. The Board is small and all members of the Board serve on the audit committee. The function of the audit committee is to assist the Board in fulfilling its oversight responsibilities by reviewing the financial information that will be provided to the shareholders and others, the systems of internal controls that management and the Board of Directors have established, and the audit process. During 2011, the audit committee was comprised of Mr. David Allard (Chairman), Mr. Chris Mazzini, and Ms. Michelle Mazzini. Subsequent to December 31, 2011, Mr. Allard resigned as a member of the Board of Directors and as Chairman of the Audit Committee.

Effective with his appointment as a member of the Board of Directors of the Company on February 17, 2012, Mr. Ted Munselle assumed the position of Chairman of the Audit Committee. During 2013, Mr. Munselle was Chairman of the Audit Committee.

With respect to nominations to the Board, compensation, financial planning, strategies, and business alternatives, the Company does not have separate committees as the Board is small and all members of the Board participate in making recommendations and decisions on these matters.

Item 11. Executive Compensation

Cash Compensation

Cash compensation including salaries and bonuses, of $349,405, $415,132, and $295,686 was paid to Mr. Mazzini in 2013, 2012, and 2011 respectively. Cash compensation including salaries and bonuses of $226,185, $281,950, and $168,694 was paid to Ms. Mazzini in 2013, 2012, and 2011 respectively.

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

Compensation of Directors

Directors who are employees of the Company are not currently compensated for their services on the Board. Mr. Munselle was paid a director’s fee of $10,000 in 2013 and $10,000 in 2012 to compensate him for his position as the Board of Directors’ Financial Expert. Mr. Munselle also receives $2,500 for each Board of Directors’ meeting during the year other than the annual meeting. Mr. Munselle was paid a total of $10,000 in 2013 and $12,500 in 2012.

Termination of Employment and Change of Control Arrangement

There are no plans or arrangements for payment to officers or directors upon resignation or a change in control of the Registrant.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

Security Ownership of Certain Beneficial Owners and Managers

The table below sets forth the information indicated regarding ownership of the Registrant's common stock, $.01 par value, the only outstanding voting securities, as of April 1, 2014 with respect to: (i) any person who is known to the Registrant to be the owner of more than five percent of the Registrant's common stock; (ii) the common stock of the Registrant beneficially owned by each of the directors of the Registrant, and (iii) by all officers and directors as a group. Each person has sole investment and voting power with respect to the shares indicated, except as otherwise set forth in the footnotes to the table.

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

** Percentages are base upon 6,936,269 shares of Common Stock outstanding at April 1, 2014.

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

Chris G. Mazzini and Michelle H. Mazzini, through a limited partnership in which they are limited partners, own M-R Oilfield Services, LP ("MRO"), an oilfield service company which provides roustabout, swabbing and completion services at rates which are at or below market to the Company. This oilfield services company currently does work exclusively for the Company, its parent company, Giant Energy Corp. and Giant NRG, LP, although MRO is contemplating offering its services to unrelated third-parties. The Company benefits by having immediate access to services. Effective January 1, 2014, MRO began leasing its employees from the Company.

Certain Business Relationships

The long-term debt, which is secured by the commercial office building, is also guaranteed individually by Chris G. Mazzini and Michelle H. Mazzini, related parties. Effective December 27, 2013, the Company prepaid the remaining principal balance plus accrued interest and the note was paid in full.

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

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees for professional services rendered to Spindletop Oil & Gas Co. and Subsidiaries for the years 2013, 2012 and 2011 by accounting firm, Farmer, Fuqua, & Huff, P.C.

Type of Fees	2013	2012	2011

Audit Fees	$ 44,000	$ 43,000	$ 43,000
Audit Related Fees	-	-	-
Tax Fees	-	-	-
All other fees	-	-	-

Members of the Board of Directors (the "Board") fulfill the responsibilities of an audit committee and have established policies and Procedures for the approval and pre-approval of audit services and permitted non-audit services. The Board has the responsibility to engage and terminate Farmer, Fuqua, & Huff, P.C. independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All the fees for 2013, 2012 and 2011 were pre-approved by the Board or were within the pre-approved guidelines for permitted non-audit services and fees established by the Board, and there were no instances of waiver of approved requirements or guidelines during the same periods.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	The following documents are filed as a part of this report:

	(1) FINANCIAL STATEMENTS: The following financial statements of the Registrant and Report of Independent Registered Public Accounting Firm therein are filed as part of this Report on Form 10-K:

		Page
	Report of Farmer, Fuqua & Huff, P.C Independent Registered Public Accounting Firm	47
	Consolidated Balance Sheets	48-49
	Consolidated Statements of Operations	50
	Consolidated Statements of Changes in Stockholders' Equity	51
	Consolidated Statements of Cash Flows	52
	Notes to Consolidated Financial Statements	53

	(2) FINANCIAL STATEMENT SCHEDULES:

	Schedule II - Valuation and Qualifying Accounts	70
	Schedule III - Real Estate and Accumulated Depreciation	71

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

(c) The Index to Consolidated Financial Statements and Supplemental Schedules is included following the signatures, beginning at page 45 of this Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be been signed in its behalf by the undersigned, thereunto duly authorized.

SPINDLETOP OIL & GAS CO.

Date: April 15, 2014

By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures
Principal Executive Officers	Capacity	Date

/s/ Chris Mazzini
	President, Director	April 15, 2014
Chris Mazzini	(Chief Executive Officer

/s/ Michelle Mazzini
	Vice President, Secretary,	April 15, 2014
Michelle Mazzini	Treasurer, Director

/s/ Ted R. Munselle
	Director	April 15, 2014
Ted R. Munselle

/s/ Robert E. Corbin	Controller (Principal Financial	April 15, 2014
and Accounting Officer)
Robert E. Corbin

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
Index to Consolidated Financial Statements and Schedules

Page

Report of Independent Registered Public Accounting Firm	47

Consolidated Balance Sheets - December 31, 2013 and 2012	48-49

Consolidated Statements of Operations for the years ended
December 31, 2013, 2012 and 2011	50

Consolidated Statements of Changes in Shareholders'
Equity for the years ended December 31, 2013, 2012, and 2011.	51

Consolidated Statements of Cash Flows for the years ended
December 31, 2013, 2012 and 2011	52

Notes to Consolidated Financial Statements	53

Schedules for the years ended December 31, 2013, 2012 and 2011
II - Valuation and Qualifying Accounts	70
III - Real Estate and Accumulated Depreciation	71

All other schedules have been omitted because they are not applicable, not required, or the information has been supplied in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Spindletop Oil & Gas Co.

We have audited the accompanying consolidated balance sheets of Spindletop Oil & Gas Co. (A Texas Corporation) and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2013. Spindletop Oil & Gas Co.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spindletop Oil & Gas Co. and subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of Spindletop Oil & Gas Co.’s internal control over financial reporting as of December 31, 2013 included in the accompanying management report on internal control over financial reporting and, accordingly, we do not express an opinion thereon.

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

/s/ Farmer, Fuqua and Huff, P.C.

Richardson, Texas

April 15, 2014

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
ASSETS

Current Assets
Cash and cash equivalents	$ 9,129,000	$ 7,151,000
Accounts receivable, trade	3,633,000	2,155,000
Other short-term investments	400,000	400,000
Total Current Assets	13,162,000	9,706,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	24,823,000	22,822,000
Rental equipment	399,000	399,000
Natural gas gathering system	145,000	145,000
Other property and equipment	251,000	251,000
	25,618,000	23,617,000
Accumulated depreciation and amortization	(13,352,000)	(11,491,000)
Total Property and Equipment	12,266,000	12,126,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,580,000	1,580,000
Accumulated depreciation	(705,000)	(653,000)
Total Real Estate Property	1,563,000	1,615,000

Other Assets
Other long-term investments	1,200,000	1,200,000
Other	4,000	6,000
Total Other Assets	1,204,000	1,206,000
Total Assets	$ 28,195,000	$ 24,653,000

The accompanying notes are an integral part of these statements.

.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Notes payable, current portion	$ -	$ 120,000
Accounts payable and accrued liabilities	3,935,000	3,451,000
Income tax payable	252,000	99,000
Tax savings benefit	97,000	97,000
Total Current Liabilities	4,284,000	3,767,000

Noncurrent Liabilities
Notes payable, long-term portion	-	600,000
Asset Retirement obligation	1,107,000	949,000
Total Noncurrent Liabilities	1,107,000	1,549,000

Deferred Income Tax Payable	1,763,000	1,838,000

Total Liabilities	7,154,000	7,154,000

Shareholders' Equity
Common Stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 6,936,269 shares outstanding at December 31, 2013 and at December 31, 2012.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury Stock, at cost	(1,536,000)	(1,536,000)
Retained earnings	21,557,000	18,015,000
Total Shareholders' Equity	21,041,000	17,499,000
Total Liabilities and Shareholders' Equity	$ 28,195,000	$ 24,653,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2012	2011
Revenues
Oil and gas revenues	$ 12,457,000	$ 9,998,000	$ 8,000,000
Revenue from lease operations	409,000	359,000	289,000
Natural gas gathering, compression, equipment rental	142,000	145,000	172,000
Real estate rental income	249,000	242,000	436,000
Interest Income	81,000	78,000	83,000
Other	209,000	1,284,000	360,000
Total Revenues	13,547,000	12,106,000	9,340,000

Expenses
Lease operations	2,524,000	2,631,000	2,444,000
Production taxes, gathering and marketing	1,001,000	891,000	809,000
Pipeline and rental operations	42,000	26,000	25,000
Real estate operations	215,000	185,000	225,000
Depreciation and amortization	1,913,000	1,647,000	1,152,000
ARO accretion expense	118,000	40,000	34,000
General and administrative	3,648,000	3,719,000	3,275,000
Interest expense	17,000	29,000	55,000
Total Expenses	9,478,000	9,168,000	8,019,000
Income Before Income Tax	4,069,000	2,938,000	1,321,000

Current income tax provision (benefit)	602,000	247,000	(229,000)
Deferred income tax provision (benefit)	(75,000)	(968,000)	(203,000)
Total income tax provision (benefit)	527,000	(721,000)	(432,000)
Net Income	$ 3,542,000	$ 3,659,000	$ 1,753,000

Earnings per Share of Common Stock
Basic and Diluted	$ 0.51	$ 0.49	$ 0.23

Weighted Average Shares Outstanding
Basic and Diluted	6,936,269	7,541,352	7,645,858

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2013, 2012, 2011

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings
Balance December 31, 2010	7,677,471	$ 77,000	$ 919,000	36,668	$ (18,000)	$ 12,603,000

Issuance of 10,000 shares of Common Stock out of Treasury Stock as part of an employee compensation package			12,000	(10,000)	5,000

Issuance of 10,000 shares of Common Stock out of Treasury Stock as part of an employee compensation package			12,000	(10,000)	5,000

Net Income (Loss)						1,753,000
Balance December 31, 2011	7,677,471	77,000	943,000	16,668	(8,000)	14,356,000

Purchase of 700,000 shares of Common Stock as Treasury Stock				700,000	(1,491,000)

Purchase of 24,534 shares of Common Stock as Treasury Stock				24,534	(37,000)

Net Income (Loss)						3,659,000
Balance December 31, 2012	7,677,471	77,000	943,000	741,202	(1,536,000)	18,015,000

Net Income (Loss)						3,542,000
Balance December 31, 2013	7,677,471	$ 77,000	$ 943,000	741,202	$ (1,536,000)	$ 21,557,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended Dec 31,
	2013	2012	2011
Cash Flows from Operating Activities
Net Income	$ 3,542,000	$ 3,659,000	$ 1,753,000
Reconciliation of net income to net cash
provided by operating activities
Depreciation and amortization	1,913,000	1,647,000	1,152,000
Accretion of asset retirement obligation	118,000	40,000	34,000
Non-cash employee compensation paid with treasury stock	-	-	34,000
Changes in accounts receivable	(1,478,000)	(546,000)	(521,000)
Changes in prepaid income tax	-	405,000	41,000
Changes in accounts payable	484,000	229,000	946,000
Changes in current tax payable	153,000	99,000	-
Changes in deferred tax payable	(75,000)	(968,000)	(203,000)
Other	2,000	9,000	(12,000)
Net cash provided by operating activities	4,659,000	4,574,000	3,224,000

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development costs	(1,961,000)	(2,464,000)	(2,453,000)
Purchase of other property and equipment	-	(6,000)	-
Purchase of other long-term investments	-	-	(200,000)
Net cash (used for) investing activities	(1,961,000)	(2,470,000)	(2,653,000)

Cash Flows from Financing Activities
Repayment of note payable to bank	(720,000)	(120,000)	(120,000)
Purchase of 724,534 shares of treasury stock	-	(1,528,000)	-
Net cash (used for) financing activities	(720,000)	(1,648,000)	(120,000)
Increase in cash	1,978,000	456,000	451,000

Cash at beginning of period	7,151,000	6,695,000	6,244,000
Cash at end of period	$ 9,129,000	$ 7,151,000	$ 6,695,000

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

Organization and Nature of Operations

The Company was organized as a Texas corporation in September 1985, in connection with the Plan of Reorganization ("the Plan"), effective September 9, 1985, of Prairie States Exploration, Inc., ("Exploration"), a Colorado corporation, which had previously filed for Chapter 11 bankruptcy. In connection with the Plan, Exploration was merged into the Company, with the Company being the surviving corporation. After giving effect to a stock split, up to a total of 166,667 of the Company's common shares may be issued to Exploration's former shareholders. As of December 31, 2013, 122,436 shares have been issued to former shareholders in connection with the Plan.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at time of original issuance to be cash equivalents.

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

Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and natural gas reserves are capitalized and accounted for in cost centers, on a country-by-country basis. For each cost center, capitalized costs, less accumulated amortization and related deferred income taxes, shall not exceed an amount (the cost center ceiling) equal to the sum of:

a)	The present value of estimated future net revenues computed by applying current prices of oil and natural gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus
b)	The cost of properties not being amortized; plus
c)	The lower of cost or estimated fair market value of unproven properties included in the costs being amortized; less
d)	Income tax effects related to differences between the book and tax basis of the properties.

If unamortized costs capitalized within a cost center, less related deferred income taxes, exceed the cost center ceiling (as defined), the excess is charged to expense and separately disclosed during the period in which the excess occurs. Amounts required to be written off will not be reinstated for any subsequent increase in the cost center ceiling. No impairment of oil and gas properties charge was recorded for 2013, 2012 or 2011.

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

The Company, as operator, transports natural gas through its natural gas gathering systems, in exchange for a fee.

Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives (5 to 10 years for rental equipment and natural gas gathering systems, 4 to 5 years for other property and equipment). The straight-line method of depreciation is used for financial reporting purposes, while accelerated methods are used for tax purposes.

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

Investments in Real Estate

All investments in real estate holdings are stated at cost or adjusted carrying value. ASC Topic 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, requires that a property be considered impaired if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. If impairment exists, an impairment loss is recognized by a charge against earnings equal to the amount by which the carrying amount of the property exceeds fair market value less cost to sell the property. If impairment of a property is recognized, the carrying amount of the property is reduced by the amount of the impairment, and a new cost for the property is established. Depreciation is provided over the properties estimated remaining useful life. There was no charge to earnings during 2013 due to impairment of real estate holdings.

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

The following table reflects the changes of the asset retirement obligations during the period ending December 31;

	2013	2012
Carrying amount of asset retirement obligation	$ 949,000	$ 946,000
Liabilities added	95,000	55,000
Liabilities divested or settled	(55,000)	(92,000)
Current period accretion expenses	118,000	40,000
Carrying amount as of December 31,	$ 1,107,000	$ 949,000

Revenue Recognition

The Company follows the “sales” (takes or cash) method of accounting for oil and natural gas revenues. Under this method, the Company recognizes revenues on oil and natural gas production as it is taken and delivered to the purchasers. The volumes sold may be more or less than the volumes the Company is entitled to take based on our ownership in the property. These differences result in a condition known as a production imbalance. Our crude oil and natural gas imbalances are insignificant.

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

The Company adopted the provisions of the interpretation of ASC Topic 740-10 effective January 1, 2007. The adoption of this accounting principle did not have an effect on the Company’s consolidated financial statements at, and for the three years ended December 31, 2013.

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

Recently Issued Accounting Pronouncements

The FASB issued Accounting Standards Update No 2013-02 “Comprehensive Income (Topic 220); Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The objective of this Update is to improve the reporting of reclassification out of accumulated other comprehensive income. The amendments in this Update apply to all entities that issue financial statements that are presented in conformity with U.S. GAAP and that report items of other comprehensive income. The amendments are effective for reporting periods beginning after December 15, 2013. The Company has adopted this amendment as of the effective date; however the adoption of this amendment will not have a material impact on the consolidated financial statements of the Company.

Currently, there are no other new accounting pronouncements that were issued to be effective in 2013 or subsequent thereto that would have a material impact on the Company’s financial reporting.

Subsequent Events

The Company has evaluated subsequent events through the issuance date of April 15, 2014.

3. ACCOUNTS RECEIVABLE

	December 31,
	2013	2012

Trade	$ 123,000	$ 21,000
Accrued receivable	3,525,000	2,149,000
	3,648,000	2,170,000
Less: Allowance for losses	(15,000)	(15,000)
	$ 3,633,000	$ 2,155,000

Accrued receivables are receivables from purchasers of oil and gas. These revenues are booked from check stub detail after receipt of the check for sales of oil and natural gas products. These payments are for sales of oil and natural gas produced in the reporting period, but for which payment has not yet been received until after the closing date of the reporting period. Therefore these sales are accrued as receivables as of the balance sheet date. Revenues for oil and natural gas production that has been sold but for which payment has not yet been received is accrued in the period sold.

4. ACCOUNTS PAYABLE

	December 31,
	2013	2012

Trade payables	$ 844,000	$ 1,101,000
Production proceeds payable	2,661,000	2,189,000
Prepaid drilling costs	430,000	161,000
	$ 3,935,000	$ 3,451,000

5. NOTES PAYABLE

	December 31,
	2013	2012
Note payable to a bank with monthly principal payments of $10,000 plus accrued interest at a variable annual interest rate based upon an index which is the Treasury securities rate for a term of seven years, plus 2.2%. The interest rate is subject to change on the first day of each seven year anniversary after the date of the rate based on the Index than in effect. As of the date of the loan, the annual interest rate was 6.11%. Effective December 27, 2011, the annual interest rate was adjusted to 3.61%. The note is collateralized by land and a commercial office building, plus a guarantee by certain related parties. The note matures in November, 2018. Effective December 27, 2013, the Company prepaid the remaining principal balance plus accrued interest and the note was paid in full	-	720,000

Less current maturities	-	(120,000)
Total notes payable, long-term portion	-	600,000

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

The long-term debt, which is secured by the commercial office building, is also guaranteed individually by Chris G. Mazzini and Michelle H. Mazzini, related parties. Effective December 27, 2013, the Company prepaid the remaining principal balance plus accrued interest and the note was paid in full.

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

The Company made no repurchases of its common stock during 2013.

The repurchased shares are held as Treasury Stock.

8. INCOME TAXES

The Company accounts for income taxes pursuant to ASC Topic 740-10, "Accounting for Income Taxes". ASC Topic 740-10 utilizes the liability method of computing deferred income taxes.

In connection with the Plan discussed in Note 1, the Company agreed to pay, in cash, to Exploration's unsecured creditors, as defined, one-half of the future reductions of Federal income taxes which were directly related to any allowed carryovers of Exploration's net operating losses and investment tax credits. Such payments are to be made on a pro-rata basis. Amounts incurred under this agreement, which are considered contingent consideration, totaled $ -0-, $ -0-, and $ -0- in 2013, 2012 and 2011, respectively. As of December 31, 2013 the Company has not received a ruling from the Internal Revenue Service concerning the net operating loss and investment credit carryovers. Until the tax savings which result from the utilization of these carry-forwards is assured, the Company will not pay to Exploration's unsecured creditors any of the tax savings benefit. As of December 31, 2013, the Company owes $97,000 to Exploration's unsecured creditors.

In calculating tax savings benefits described above, consideration was given to the alternative minimum tax, where applicable, and the tax effects of temporary differences, as shown below:

Income tax differed from the amounts computed by applying an effective United States federal income tax rate of 34% to pretax income in 2013, 2012 and 2011 as a result of the following:

	2013	2012	2011
Computed expected tax expense (benefit)	$ 1,405,000	$ 999,000	$ 449,000

Miscellaneous timing differences
related to book and tax depletion
differences and the expensing of
intangible drilling costs	(803,000)	(752,000)	(678,000)
Expected Federal income tax expense (benefit)	$ 602,000	$ 247,000	$ (229,000)

Income tax expense (benefit) for the years ended December 31, 2013, 2012 and 2011 consisted of the following:

	2013	2012	2011
Federal income taxes (benefit)	$ 602,000	$ 247,000	$ (229,000)
State income taxes	-	-	-
Current income tax provision (benefit)	$ 602,000	$ 247,000	$ (229,000)

Deferred income taxes reflect the effects of temporary differences between the tax bases of assets and liabilities and the reported amounts of those assets and liabilities for financial reporting purposes. Deferred income taxes also reflect the value of investment tax credits and an offsetting valuation allowance. The Company's total deferred tax assets and corresponding valuation allowance at December 31, 2013 and 2012 consisted of the following:

	December 31,
	2013	2012
Deferred tax assets
Depreciation, depletion and amortization	348,000	770,000
Other, net	7,000	7,000
Total	355,000	777,000

Deferred tax liabilities
Expired leasehold	12,000	(67,000)
Intangible drilling costs	(1,972,000)	(2,200,000)
Depreciation	(158,000)	(348,000)
Net deferred tax liability	$ (1,763,000)	$ (1,838,000)

9. CASH FLOW INFORMATION

The Company does not consider any of its assets, other than cash and certificates of deposit shown as cash on the balance sheet, to meet the definition of a cash equivalent.

Net cash provided by operating activities includes cash payments for the following:

	2013	2012	2011

Interest expense	$ 17,000	$ 29,000	$ 55,000

Income taxes	450,000	50,000	170,000

Excluded from the Consolidated Statements of Cash Flows were the effects of certain non-cash investing and financing activities, as follows:

	2013	2012	2011
Addition of Oil & Gas
properties by recognitions of
asset retirement obligation	$ 40,000	$ (36,000)	$ 57,000
	$ 40,000	$ (36,000)	$ 57,000

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

As of December 31, 2013 the Company had approximately $5,253,000 in checking and money market accounts at one bank, and approximately $3,090,000 in a second bank. The Company also had approximately $3,180,000, including $400,000 of short-term certificates of deposit and $1,200,000 of long-term certificates of deposit invested at seven other banking institutions. Cash amounts on deposit at these institutions exceeded current per account FDIC protection limits by approximately $6,844,000.

Most of the Company's business activity is located in Texas. Accounts receivable as of December 31, 2013 and 2012 are due from both individual and institutional owners of joint interests in oil and gas wells as well as purchasers of oil and natural gas. A portion of the Company's ability to collect these receivables is dependent upon revenues generated from sales of oil and natural gas produced by the related wells.

12. FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments at December 31, 2013 and 2012 follows:

	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash	$ 9,129,000	$ 9,129,000	$ 7,151,000	$ 7,151,000
Short-term certificates	400,000	400,000	400,000	400,000
Long-term certificates	1,200,000	1,200,000	1,200,000	1,200,000
Accounts receivable	3,633,000	3,633,000	2,155,000	2,155,000

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

At December 31, 2013 the Company has acquired bonds and letters of credit issued in favor of various state regulatory agencies as mandated by state law in order to comply with financial assurance regulations required to perform oil and gas operations within the various state jurisdictions.

The Company has seven, $5,000 single-well bonds totaling $35,000 and one $10,000 single well bond with an insurance company, for wells the Company operates in Alabama. The $5,000 bonds are written for a three year period and the $10,000 bond is written for a one year period.

The Company has 10 letters of credit from a bank issued for the benefit of various state regulatory agencies in Texas, New Mexico, Oklahoma, and Louisiana, ranging in amounts from $10,000 to $50,000 and totaling $298,000. These letters of credit have expiration dates that range from January 1, 2014 through January 16, 2015 and are fully secured by funds on deposit with the bank in business money market accounts.

14. ADDITIONAL OPERATIONS AND BALANCE SHEET INFORMATION

Certain information about the Company's operations for the years ended December 31, 2013, 2012 and 2011 follows.

Sale of Oil & Gas Properties

In December, 2012, the Company sold its working interest effective October 1, 2012, in 29 non-operated properties located in Palo Pinto, Wise, Jack, and Parker Counties, Texas to the operator of the wells for a gross sales price of $165,000.

Dependence on Customers

The following is a summary of significant purchasers / operators (listed by percent of total oil and natural gas sales) from oil and natural gas produced by the Company for the three-year period ended December 31, 2013:

Purchaser	2013	2012	2011
Halcon Resources Operating, Inc.	28%	7%	0%
Pruet Production Co.	13%	9%	0%
Shell Trading (US) Company	8%	15%	20%
Eastex Crude Company	7%	6%	7%
Enbridge Energy Partners	6%	9%	22%
Crosstex Gulf Coast Mktg	5%	5%	11%
Targa Midstream Service, LIM	5%	8%	4%
Sunoco Partners Marketing	4%	3%	1%
Gulfmark Energy, Inc.	3%	4%	3%
Enterprise Crude Oil, LLC	2%	2%	5%
Holly Corp (Formerly Navajo Refining Co.)	2%	3%	2%
Enervest Operating, LLC	2%	2%	0%
Phillips 66	1%	1%	0%
DCP Midstream, LP	1%	1%	2%
Midstates Petroleum	1%	0%	0%
Panther Energy Company, LLC	1%	4%	0%
Empire Pipeline Corp.	1%	1%	1%

Oil and natural gas is sold to approximately 120 different purchasers under market sensitive, short-term contracts computed on a month to month basis.

Except as set forth above, there are no other customers of the Company that individually accounted for more than two percent of the Company's oil and gas revenues during the three years ended

December 31, 2013.

The Company currently has no hedged contracts.

Certain revenues, costs and expenses related to the Company's oil and gas operations are as follows:

	Year Ended December 31,
	2013	2012	2011
Capitalized costs relating to oil and gas
producing activities:
Unproved properties	$ 2,398,000	$ 2,267,000	$ 2,242,000
Proved properties	22,425,000	20,555,000	18,153,000
Total capitalized costs	24,823,000	22,822,000	20,395,000
Accumulated amortization	(12,586,000)	(10,744,000)	(9,161,000)
Total capitalized costs, net	$ 12,237,000	12,078,000	$ 11,234,000

	Year Ended December 31,
	2013	2012	2011
Costs incurred in oil and gas property
acquisitions, exploration and development:
Acquisition of properties	$ 914,000	$ 685,000	$ 303,000
Development costs	1,087,000	1,742,000	2,208,000
Total costs incurred	$ 2,001,000	$ 2,427,000	$ 2,511,000

	Year Ended December 31,
	2013	2012	2011
Results of operations from producing activities:
Sales of oil and gas	$ 12,457,000	$ 9,999,000	$ 8,000,000

Production costs	3,526,000	3,521,000	3,253,000
Amortization of oil and gas properties	1,842,000	1,583,000	1,032,000
Total production costs	5,368,000	5,104,000	4,285,000
Total net revenue	$ 7,089,000	$ 4,895,000	$ 3,715,000

Year Ended December 31,
	2013	2012	2011
Sales price per equivalent Mcf	$ 9.76	$ 7.88	$ 7.80
Production costs per equivalent Mcf	$ 2.76	$ 2.78	$ 3.17
Amortization per equivalent Mcf	$ 1.44	$ 1.25	$ 1.01

	Year Ended December 31,
	2013	2012	2011
Results of operations from gas gathering
and equipment rental activities:
Revenue	$ 142,000	$ 145,000	$ 175,000
Operating expenses	42,000	26,000	25,000
Depreciation	-	-	1,000
Total costs	42,000	26,000	26,000
Total net revenue	$ 100,000	$ 119,000	$ 149,000

15. BUSINESS SEGMENTS

The Company's three business segments are (1) oil and gas exploration, acquisition, production and operations, (2) transportation and compression of natural gas, and (3) commercial real estate investment. Management has chosen to organize the Company into the three segments based on the products or services provided. The following is a summary of selected information for these segments for the three-year period ended December 31, 2013:

	Year Ended December 31,
	2013	2012	2011
Revenues: (1)
Oil and gas exploration, production	$ 12,866,000	$ 10,357,000	$ 8,289,000
and operations
Natural gas gathering, compression and	142,000	145,000	172,000
equipment rental
Real estate rental	249,000	242,000	436,000
	$ 13,257,000	$ 10,744,000	$ 8,897,000

	Year Ended December 31,
	2013	2012	2011
Depreciation, depletion, and
amortization expense:
Oil and gas exploration, production	$ 1,860,000	$ 1,594,000	$ 1,050,000
and operations
Natural gas gathering, compression and	-	-	1,000
equipment rental
Real estate rental	53,000	53,000	101,000
	$ 1,913,000	$ 1,647,000	$ 1,152,000

	Year Ended December 31,
	2013	2012	2011
Income from operations:
Oil and gas exploration, production	$ 7,363,000	$ 5,201,000	$ 3,952,000
and operations
Natural gas gathering, compression and	100,000	119,000	146,000
equipment rental
Real estate rental	(19,000)	4,000	110,000
	7,444,000	5,324,000	4,208,000
Corporate and other (2)	(3,902,000)	(1,665,000)	(2,455,000)
Consolidated net income	$ 3,542,000	$ 3,659,000	$ 1,753,000

	Year Ended December 31,
	2013	2012	2011
Identifiable assets net of DDA:
Oil and gas exploration, production
and operations	$ 12,267,000	$ 12,126,000	$ 11,289,000
Natural gas gathering, compression and
equipment rental	(1,000)	-	(1,000)
Real estate rental	1,563,000	1,615,000	1,667,000
	13,829,000	13,741,000	12,955,000
Corporate and other (3)	14,366,000	10,912,000	10,324,000
Consolidated total assets	$ 28,195,000	$ 24,653,000	$ 23,279,000

Note (1): All reported revenues are from external customers.

Note (2): Corporate and other includes general and administrative expenses,

other non-operating income and expense and income taxes.

Note (3): Corporate and other includes cash, accounts and notes receivable,

inventory, other property and equipment and intangible assets.

16. SUPPLEMENTARY INCOME STATEMENT INFORMATION

The following items were charged directly to expense:

	Year Ended December 31,
	2013	2012	2011
Maintenance and repairs	$ 17,000	$ 11,000	$ 15,000
Production taxes	569,000	487,000	371,000
Taxes, other than payroll and income taxes	29,000	9,000	11,000

17. QUARTERLY DATA (UNAUDITED)

The table below reflects selected quarterly information for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$ 2,368,000	$ 3,763,000	$ 2,647,000	$ 4,769,000
Expense	(1,839,000)	(2,240,000)	(2,120,000)	(3,279,000)
Operating income (loss)	529,000	1,523,000	527,000	1,490,000
Current tax (provision) benefit	(82,000)	(246,000)	10,000	(284,000)
Deferred tax (provision) benefit	54,000	(209,000)	35,000	195,000
Net income (loss)	$ 501,000	$ 1,068,000	$ 572,000	$ 1,401,000
Earnings (loss) per share of
common stock
Basic and diluted	$ 0.07	$ 0.15	$ 0.08	$ 0.21

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$ 2,356,000	$ 2,940,000	$ 2,561,000	$ 4,249,000
Expense	(1,717,000)	(2,055,000)	(1,928,000)	(3,468,000)
Operating income (loss)	639,000	885,000	633,000	781,000
Current tax (provision) benefit	(78,000)	(66,000)	(3,000)	(100,000)
Deferred tax (provision) benefit	181,000	199,000	90,000	498,000
Net income (loss)	$ 742,000	$ 1,018,000	$ 720,000	$ 1,179,000
Earnings (loss) per share of
common stock
Basic and diluted	$ 0.10	$ 0.13	$ 0.09	$ 0.17

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$ 2,620,000	$ 2,077,000	$ 2,040,000	$ 2,603,000
Expense	(1,770,000)	(1,805,000)	(1,774,000)	(2,670,000)
Operating income (loss)	850,000	272,000	266,000	(67,000)
Current tax (provision) benefit	(79,000)	113,000	(12,000)	207,000
Deferred tax (provision) benefit	37,000	(104,000)	10,000	260,000
Net income (loss)	$ 808,000	$ 281,000	$ 264,000	$ 400,000
Earnings (loss) per share of
common stock
Basic and diluted	$ 0.10	$ 0.04	$ 0.03	$ 0.06

18. SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

The Company’s net proved oil and natural gas reserves as of December 31, 2013, 2012, and 2011 have been estimated by Company personnel.

All estimates are in accordance generally accepted petroleum engineering and evaluation principles and definitions and with guidelines established by the Securities and Exchange Commission. All of the Company’s reserves are located in the United States of America and accounted for under one cost center.

Our policies and practices regarding internal control over the estimating of reserves are structured to objectively and accurately estimate our oil and natural gas reserve quantities and present values in compliance with the U.S. Securities and Exchange Commission (“SEC”) regulations and accounting principles generally accepted in the United States of America. We maintain an internal staff of petroleum engineers and geosciences professionals who work closely with the accounting and financial departments to insure the integrity, accuracy and timeliness of data used in the estimation process. The data used in our reserve estimation process is based on historical results for production, oil and natural gas prices received, lease operating expenses and development costs incurred, ownership interest and other required data. Historical oil and natural gas prices, lease operating expenses, and ownership interests are provided by and verified by the Company’s accounting department.

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

The following reserve estimates were based on existing economic and operating conditions. Oil and natural gas prices for 2013, 2012, and 2011 were calculated using a 12-month average price, calculated as the un-weighted arithmetic average of the first-day-of-the month price for each month of each year. Operating costs, production and ad valorem taxes and future development costs were based on current costs with no escalation.

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production and timing of development expenditures. The following reserve data represents estimates only and should not be construed as being exact. Moreover, the present values should not be construed as the current market value of the Company's oil and natural gas reserves or the costs that would be incurred to obtain equivalent reserves.

Changes in Estimated Quantities of Proved Oil and Gas Reserves (Unaudited):

Quantities of Proved Reserves:	Crude Oil Bbls	Natural Gas Mcf
Balance December 31, 2010	362,350	10,622,430
Sales of reserves in place	-	-
Acquired properties	11,390	122,310
Extensions and discoveries	36,610	226,300
Revisions of previous estimates *	70,338	(2,085,974)
Production	(48,708)	(733,816)
Balance December 31, 2011	431,980	8,151,250
Sales of reserves in place	(980)	(205,900)
Acquired properties	13,930	1,003,190
Extensions and discoveries	75,918	47,920
Revisions of previous estimates *	57,386	(1,671,752)
Production	(79,514)	(791,708)
Balance December 31, 2012	498,720	6,533,000
Sales of reserves in place	-	-
Acquired properties	11,490	630,830
Extensions and discoveries	44,082	13,930
Revisions of previous estimates *	(14,540)	321,215
Production	(89,872)	(736,645)
Balance December 31, 2013	449,880	6,762,330

* May also include divestitures, not only changes in engineering.

Proved Developed Reserves:
Balance December 31, 2011	401,240	8,124,340
Balance December 31, 2012	498,720	6,533,000
Balance December 31, 2013	449,880	6,762,330

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Natural Gas Reserves (Unaudited)

The Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Natural Gas Reserves ("Standardized Measures") does not purport to present the fair market value of a company's oil and gas properties. An estimate of such value should consider, among other factors, anticipated future prices of oil and natural gas, the probability of recoveries in excess of existing proved reserves, the value of probable reserves and acreage prospects, and perhaps different discount rates. It should be noted that estimates of reserve quantities, especially from new discoveries, are inherently imprecise and subject to substantial revision.

Reserve estimates were prepared in accordance with standard Security and Exchange Commission guidelines. The future net cash flow for 2013, 2012, and 2011, was computed using a 12-month average price, calculated as the un-weighted arithmetic average of the first-day-of-the month price for each month of the year. Lease operating costs, compression, dehydration, transportation, ad valorem taxes, severance taxes, and federal income taxes were deducted. Costs and prices were held constant and were not escalated over the life of the properties. No deduction has been made for interest, or general corporate overhead. The annual discount of estimated future cash flows is defined, for use herein, as future cash flows discounted at 10% per year, over the expected period of realization.

Proved Developed Reserves were calculated based on Decline Curve Analysis on 78 operated wells and 80 non-operated wells. Materially insignificant operated and non-operated wells were excluded from the reserve estimate.

The Company emphasizes that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. It is reasonably possible that, because of changes in market conditions or the inherent imprecision of these reserve estimates, that the estimates of future cash inflows, future gross revenues, the amount of oil and natural gas reserves, the remaining estimated lives of the oil and natural gas properties, or any combination of the above may be increased or reduced in the near term. If reduced, the carrying amount of capitalized oil and gas properties may be reduced materially in the near term.

Standardized measure of discounted future net cash flows related to proved reserves:

	Year Ended December 31,
	2013	2012	2011
Future production revenue	$ 69,583,000	$ 68,813,000	$ 78,938,000
Future development costs	(108,000)	(108,000)	(108,000)
Future production costs	(30,072,000)	(29,746,000)	(32,843,000)
Future net cash flow before Federal income taxes	39,403,000	38,959,000	45,987,000
Future income taxes	(11,033,000)	(10,909,000)	(12,876,000)
Future net cash flows	28,370,000	28,050,000	33,111,000
Effect of 10% annual discounting	(4,209,000)	(5,787,000)	(9,649,000)
Standardized measure of discounted cash flows	$ 24,161,000	$ 22,263,000	$ 23,462,000

Changes in the standardized measure of discounted future net cash flows:
	Year Ended December 31,
	2013	2012	2011
Beginning of the year	$ 22,263,000	$ 23,462,000	$ 18,705,000
Sales of oil and gas, net of production costs	(8,498,000)	(6,161,000)	(4,516,000)
Net changes in prices and production costs	2,945,000	(2,990,000)	5,970,000
Extensions, discoveries, additions
less related costs	2,916,000	3,498,000	2,179,000
Development costs incurred	1,035,000	1,657,000	2,101,000
Net changes in future development cost	7,000	7,000	(1,492,000)
Revisions of previous quantity estimates	(946,000)	(1,742,000)	(1,243,000)
Net change in purchase and sales of
minerals in place	1,200,000	1,051,000	581,000
Accretion of discount	2,226,000	2,346,000	1,871,000
Net change in income taxes	614,000	1,502,000	(417,000)
Other	399,000	(367,000)	(277,000)
End of year	$ 24,161,000	$ 22,263,000	$ 23,462,000

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

SCHEDULE I I

	Balance	Costs & Expenses	Deductions	Ending Balance
Allowance for doubtful accounts

December 31, 2011	$ 15,000	$ -	$ -	$ 15,000

December 31, 2012	$ 15,000	$ -	$ -	$ 15,000

December 31, 2013	$ 15,000	$ -	$ -	$ 15,000

SCHEDULE III

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION

Initial Cost to Corporation					Total Cost
Description		Encumbrances	Land	Buildings	Subsequent to Acquist'n

Two story multi-tenant garden office building with sub-grade parking garage located in Dallas, Texas		(b)	$ 688,000	$ 1,298,000	$ 282,000

Gross amounts at which carried at close of year

Land	Buildings	Total	Accumulated Depreciation	Life on which Depreciation Calculated	Date Acquired

$ 688,000	$1,580,000	$ 2,268,000	$ 705,000	(a)	12/27/2004

Notes to Schedule III

(a) See Footnote 2 to the Financial Statements outlining depreciation methods and lives.

(b) See description of notes payable in Footnote 5 to the Financial Statements outlining the terms and provisions of the acquisition loan for the building.

(c) The reconciliation for investments in real estate and accumulated depreciation for the years ended December 31, 2013 are as follows

	Investments in Real Estate	Accumulated Depreciation
Balance, December 31, 2005	$ 1,986,000	$ 49,000
Acquisitions	210,000
Depreciation expense		71,000
Balance, December 31, 2006	2,196,000	120,000
Acquisitions	34,000
Depreciation expense		84,000
Balance, December 31, 2007	2,230,000	204,000
Acquisitions	38,000
Depreciation expense		96,000
Balance, December 31, 2008	2,268,000	300,000
Acquisitions
Depreciation expense		100,000
Balance, December 31, 2009	2,268,000	400,000
Acquisitions
Depreciation expense		101,000
Balance, December 31, 2010	2,268,000	501,000
Acquisitions
Depreciation expense		100,000
Balance, December 31, 2011	2,268,000	601,000
Acquisitions
Depreciation expense		52,000
Balance, December 31, 2012	2,268,000	653,000
Acquisitions
Depreciation expense		52,000
Balance, December 31, 2013	2,268,000	705,000

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

Date: April 15, 2014

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

Date: April 15, 2014

By:/s/ Robert E. Corbin
Robert E. Corbin
Controller, Principal Financial and Accounting Officer

Exhibit 32

Certification Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of Spindletop Oil & Gas Co. (the “Company”), on Form 10-K for the year ended December 31, 2013 as filed with the Securities Exchange Commission on the date hereof (the “Report”), the undersigned Principal Executive Officer and Principal Financial and Accounting Officer of the Company, do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: April 15, 2014

By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

By:/s/ Robert E. Corbin
Robert E. Corbin
Controller, Principal Financial and
Accounting Officer