Form 10-K/A
period 2013-12-31
SPINDLETOP OIL & GAS CO
filed 2014-05-01
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None

ITEMS AMENDED HEREBY

As used in this amended report, the “Company” or “Us” or “We” or “Our” refer to SPINDLETOP OIL & GAS CO., a Texas corporation, unless the context otherwise requires.

EXPLANATORY NOTE

The purpose of this Amendment (the “Amendment”) to our Form 10-K for the Annual Period Ended December 31, 2013 (the “Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2014, is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

This Amendment makes no other changes to the Form 10-K as filed with the SEC on April 15, 2014 and no attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-K.

This Amendment does not reflect subsequent events occurring after the original filing of the Form 10-K (i.e., those events occurring after April 15, 2014) or modify or update in any way those disclosures that may be affected by subsequent events.

Accordingly, this Amendment should be read in conjunction with the Form 10-K and our other filings with the SEC.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(3) EXHIBITS: The following documents are filed as exhibits (or are incorporated by reference as indicated) into Report:

Exhibit Designation	Exhibit Description

3.1	Articles of Incorporation of Spindletop Oil & Gas Co. (previously filed with our General Form for Registration of Securities on Form 10, filed with the Commission on August 14, 1990)

3.2	Bylaws of Spindletop Oil & Gas Co. (previously filed with our General Form for Registration of Securities on Form 10, filed with the Commission on August 14, 1990)

14	Code of Ethics for Senior Financial Officers (Incorporated by reference to Exhibit 14 to the registrant's annual report Form 10-K for the fiscal year ended December 31, 2005)

21	Subsidiaries of the Registrant

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (1)

31.2	Rule 13a-14(a) Certification of Chief Financial Officer (1)

32.	Officers' Section 1350 Certifications (1)

101.INS	XBRL Instance Document. (2)

101.SCH	XBRL Taxonomy Extension Schema Document. (2)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (2)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (2)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (2)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (2)

(1) These exhibits were previously included in the Registrant’s Form 10-K for the Annual Period ended December 31, 2013, filed with the SEC on April 15, 2013.
(2) Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibits 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be been signed in its behalf by the undersigned, thereunto duly authorized.

SPINDLETOP OIL & GAS CO.

Date: May 1, 2014

By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures
Principal Executive Officers	Capacity	Date

/s/ Chris Mazzini
	President, Director	May 1, 2014
Chris Mazzini	(Chief Executive Officer

/s/ Michelle Mazzini
	Vice President, Secretary,	May 1, 2014
Michelle Mazzini	Treasurer, Director

/s/ Ted R. Munselle
	Director	May 1, 2014
Ted R. Munselle

/s/ Robert E. Corbin	Controller (Principal Financial	May 1, 2014
and Accounting Officer)
Robert E. Corbin

-4-