Form 10-Q
period 2014-03-31
SPINDLETOP OIL & GAS CO
filed 2014-05-20
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value (Class)	6,936,269 (Outstanding at May 20, 2014)

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

FORM 10-Q
For the quarter ended March 31, 2014

Index to Consolidated Financial Statements and Schedules

Part I – Financial Information:	Page

Item 1. – Financial Statements

Consolidated Balance Sheets
March 31, 2014 (Unaudited) and December 31, 2013	4 – 5

Consolidated Statements of Operations (Unaudited)
Three Months Ended March 31, 2014 and 2013	6

Consolidated Statements of Cash Flow (Unaudited)
Three Months Ended March 31, 2014 and 2013	7

Notes to Consolidated Financial Statements	8

Item 2. – Management’s Discussion and Analysis of Financial
Condition and Results of Operations	8

Item 4. – Controls and Procedures	11

Part II – Other Information:

Item 6. – Exhibits	13

Part I - Financial Information

Item 1. - Financial Statements

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$ 12,278,000	$ 9,129,000
Accounts receivable, trade	2,583,000	3,633,000
Other short-term investments	400,000	400,000
Total Current Assets	15,261,000	13,162,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	26,945,000	24,823,000
Rental equipment	399,000	399,000
Gas gathering system	147,000	145,000
Other property and equipment	251,000	251,000
	27,742,000	25,618,000
Accumulated depreciation and amortization	(13,817,000)	(13,352,000)
Total Property and Equipment	13,925,000	12,266,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,580,000	1,580,000
Accumulated depreciation	(718,000)	(705,000)
Total Real Estate Property	1,550,000	1,563,000

Other Assets
Other long-term investments	1,200,000	1,200,000
Other	4,000	4,000
Total Other Assets	1,204,000	1,204,000
Total Assets	$ 31,940,000	$ 28,195,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 6,225,000	$ 3,935,000
Income tax payable	363,000	252,000
Tax savings benefit	97,000	97,000
Total Current Liabilities	6,685,000	4,284,000

Noncurrent Liabilities
Asset Retirement obligation	1,146,000	1,107,000
Total Noncurrent Liabilities	1,146,000	1,107,000

Deferred Income Tax Payable	2,053,000	1,763,000

Total Liabilities	9,884,000	7,154,000

Shareholders' Equity
Common Stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 6,936,269 shares outstanding at March 31, 2014 and at December 31, 2013.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury Stock, at cost	(1,536,000)	(1,536,000)
Retained earnings	22,572,000	21,557,000
Total Shareholders' Equity	22,056,000	21,041,000
Total Liabilities and Shareholders' Equity	$ 31,940,000	$ 28,195,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended March 31,
	2014	2013
Revenues
Oil and gas revenues	$ 3,270,000	$ 2,145,000
Revenue from lease operations	116,000	91,000
Gas gathering, compression, equipment rental	29,000	28,000
Real estate rental income	61,000	59,000
Interest Income	16,000	18,000
Other	76,000	27,000
Total Revenues	3,568,000	2,368,000

Expenses
Lease operations	336,000	445,000
Production taxes, gathering and marketing	242,000	167,000
Pipeline and rental operations	20,000	8,000
Real estate operations	55,000	48,000
Depreciation and amortization	478,000	387,000
ARO accretion expense	29,000	10,000
General and administrative	887,000	768,000
Interest expense	-	6,000
Total Expenses	2,047,000	1,839,000
Income Before Income Tax	1,521,000	529,000

Current income tax provision	216,000	82,000
Deferred income tax provision (benefit)	290,000	(54,000)
Total income tax provision	506,000	28,000
Net Income	$ 1,015,000	$ 501,000

Earnings per Share of Common Stock
Basic and Diluted	$ 0.15	$ 0.07

Weighted Average Shares Outstanding
Basic and Diluted	6,936,269	6,936,269

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended Mar 31,
	2014	2013
Cash Flows from Operating Activities
Net Income	$ 1,015,000	$ 501,000
Reconciliation of net income to net cash
provided by operating activities
Depreciation and amortization	478,000	387,000
Accretion of asset retirement obligation	29,000	10,000
Changes in accounts receivable	1,050,000	484,000
Changes in prepaid income tax	-	(19,000)
Changes in accounts payable	2,290,000	(161,000)
Changes in current tax payable	111,000	(99,000)
Changes in asset retirement obligation	-	1,000
Changes in deferred tax payable	290,000	(54,000)
Net cash provided by operating activities	5,263,000	1,050,000

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development costs	(2,114,000)	(240,000)
Purchase of other property and equipment	-	(1,000)
Net cash used for investing activities	(2,114,000)	(241,000)

Cash Flows from Financing Activities
Repayment of note payable to bank	-	(30,000)
Net cash used for financing activities	-	(30,000)
Increase in cash	3,149,000	779,000

Cash at beginning of period	9,129,000	7,151,000
Cash at end of period	$ 12,278,000	$ 7,930,000

Interest paid in cash	$ -	$ 6,000

Income taxes paid in cash	$ 100,000	$ 200,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND ORGANIZATION

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended December 31, 2013 for further information.

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

Subsequent Events

The Company has evaluated subsequent events through the issuance date of this report of May 20, 2014.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the factors listed and described at Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2013 (the “Form 10-K”).

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

Results of Operations

2014 Compared to 2013

Oil and gas revenues for the first quarter of 2014 were $3,270,000, as compared to $2,145,000 for the same period in 2013, an increase of approximately $1,125,000 or 52.45%.

Natural gas revenues for the first three months of 2014 were $891,000 compared to $639,000 for the same period in 2013, an increase of $252,000 or 39.44%. Natural gas sales volumes for the first quarter of 2014 were approximately 184,000 mcf compared to approximately 196,000 mcf during the first quarter of 2013, a decrease of approximately 12,000 mcf or 6.1%.

Average natural gas prices received were $4.64 per mcf in the first quarter of 2014 as compared to $3.63 per mcf in the first quarter of 2013, an increase of approximately $1.01 per mcf or 27.8%.

Oil sales for the first three months of 2014 were approximately $2,379,000 compared to approximately $1,506,000 in the first quarter of 2013, an increase of approximately $873,000 or 58.0%. Of this net increase in oil sales, volumes for the first quarter of 2014 were approximately 20,900 bbls, compared to 15,600 bbls during the first quarter of 2013, an increase of approximately 5,300 bbls, or 34.0%.

Average oil prices received were $113.76 per bbl in the first quarter of 2014 compared to $96.80 per bbl in the first three months of 2013, an increase of approximately $16.96 per bbl or 17.5%.

The increase in natural gas and oil revenues during the first quarter of 2014 as compared to the first quarter of 2013 is due primarily to the Company’s increase participation in new wells during the last three quarters of 2013 that has carried forward into 2014.

Revenue from lease operations was $116,000 in the first quarter of 2014 compared to $91,000 in the first quarter of 2013, an increase of $25,000 or 27.5%. This increase is due to primarily to increases in field supervision charged to operated leases plus a small increase in operator overhead charges to operated leases.

Revenue from gas gathering, compression and equipment rental for the first quarter of 2014 was $29,000 compared to $28,000 in the first quarter of 2013, an increase of $1,000 or 3.6%.

Real estate income was approximately $61,000 during the first quarter of 2014 compared to $59,000 for the first three months of 2013, an increase of approximately $2,000, or 3.4%.

Interest income was $16,000 during the first quarter of 2014, a decrease of approximately $2,000, or 11.1% as compared to $18,000 during the same period in 2013. Interest income is derived from investments in both short-term and long-term certificates of deposit.

Other income for the first three months of 2014 was $76,000 as compared to $27,000 for the same time period in 2013, an increase of $49,000, or 181.5%. This change is due primarily to cash received of $60,000 for a Farmout Agreement in the first quarter of 2014. From time to time, the Company farms out some its leasehold acreage to non-affiliated third parties for exploration and development drilling. Generally, the Company receives a one-time payment for the agreement. The revenues from these farm-out agreements vary in size and frequency and should not be considered as regularly recurring revenues that the Company receives.

Lease operations expense in the first quarter of 2014 was $336,000 as compared to $445,000 in the first quarter of 2013, a net decrease of approximately $109,000, or 24.5%. Of this net decrease, approximately $79,000 is due to decreased workover expenses between periods, approximately $11,000 is due to decreased operating expenses for non-operated leases, and the remaining $19,000 represents net increases and decreases on various properties due to general price fluctuations and levels of operation activity.

Production taxes, gathering and marketing expenses in the first quarter of 2014 were approximately $242,000 as compared to $167,000 for the first quarter of 2013, an increase of approximately $75,000 or 44.9%. The increase is due to an approximate increase of $56,000 in severance taxes, an approximate increase of $14,000 in other marketing expenses, and an approximate $5,000 increase in compression, gathering and transportation charges. These increases compared to the same period in 2013 are due mainly to the increased oil and gas production from the participation in new wells during the last three quarters of 2013 that has carried forward into 2014.

Pipeline and rental operations expenses for the first quarter of 2014 were $20,000 compared to $8,000 for the same time period in 2013, an increase of $12,000, or 150.0% due to an increase in compressor repairs and maintenance.

Real estate operations expense in the first quarter of 2014 was approximately $55,000 compared to $48,000 during the same period in 2013, an increase of approximately $7,000 or 14.6%. Approximately $4,000 and $3,000 was due to an increase in repairs and maintenance, and an increase in utilities between periods respectively.

Depreciation, depletion, and amortization expense for the first quarter of 2014 was $478,000 as compared to $387,000 for the first quarter of 2013, an increase of $91,000, or 23.5%. $460,000 of the amount for the first quarter of 2014 was for amortization of the full cost pool of capitalized acquisition, exploration, and development costs as compared with $370,000 for the first quarter of 2013, an increase of $90,000 or 24.3%. The Company re-evaluated its proved oil and gas reserve quantities as of December 31, 2013. This re-evaluated reserve base was reduced for oil and gas reserves that were produced or sold during the quarter and adjusted for newly acquired reserves or for changes in estimated production curves and future price assumptions . A depletion rate of 3.270% for the first quarter of 2014 was calculated and applied to the Company’s full cost pool of capitalized oil and gas properties as compared to 2.951% for the first quarter of 2013.

Asset Retirement Obligation (“ARO”) expense for the first three months of 2014 was approximately $29,000 as compared to approximately $10,000 for the same time period in 2013, an increase of $19,000, or 190.0%. The ARO expense is calculated to be the discounted present value of the estimated future cost to plug and abandon the Company’s producing wells.

General and administrative costs for the first quarter of 2014 were approximately $887,000 as compared to approximately $768,000 for the first quarter of 2013, an increase of $119,000 or 15.5%. Approximately $92,000 or 78% of the increase was related personnel costs and benefits. The remaining net increase in general and administrative costs of approximately $27,000 or 22%, related to a combination of general office activities, insurance, and automobile expenses.

There was no interest expense for the first quarter of 2014. Interest expense was approximately $6,000 for the first quarter of 2013. Effective December 27, 2013, the Company prepaid the remaining principal plus accrued interest on the bank loan for the Company’s office building.

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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Part II - Other Information

Item 5. – Other Information

West Texas

During the fourth quarter of 2013, the Company spudded the Baldwin #1C well on October 26, 2013 in the Humphrey-Chapman Field in Haskell County, Texas. The well reached a total depth of 4,276 ft. in the Strawn formation. Production casing was set to total depth on November 3, 2013. Subsequent to the end of the year, on January 29, 2014, the well was perforated in the Strawn Sand from 4,245 ft. to 4,247 ft. and was broken down with lease oil. The well was temporarily plugged back on April 1, 2014 and the Strawn Lime was perforated from 4,072 ft. to 4,078 ft. and acidized with 750 gallons of 15% NEFE acid. The Strawn Lime was then fractured. The Company is currently swabbing back the frac fluids. The Company owns a 36.75% operated working interest and a 33.75% net revenue interest in the well.

South Texas

During the first quarter of 2014, the Company spudded the Hynes #31 well on February 20, 2014 in the Papalote E. Field in Bee County, Texas. The well reached a total depth of 3,267 ft. in the Catahoula formation. The well was cased to TD and the Catahoula String sand was perforated from 3,241 ft. to 3,242.5 ft. The perforations were broken down with lease oil and the well was placed on pump producing at a rate of 32 bopd and 43 bswpd. The Company owns a 100% working interest with a 60.83984% net revenue interest in this well.

Alabama

During the first quarter of 2014, the Company participated for a 7.7812% non-operated working interest with a 5.8359% net revenue interest in the drilling of the Jones 28-7, 4-13 well located in the Brooklyn Field of Conecuh County, Alabama. The well was drilled to a depth of 11,775 ft. and cased. The well was perforated in the Upper and Lower Smackover formation at a depth of 11,449 ft. to 11,462 ft. The well was acidized with 3,000 gallons of 15% NEFE acid on March 5, 2014. The well swab tested and recovered at 33 bo and 3 bw in a 12 hour period. The well is currently waiting on a fracture treatment.

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

SPINDLETOP OIL & GAS CO.
(Registrant)

Date: May 20, 2014	By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

Date: May 20, 2014	By:/s/ Michelle H. Mazzini
Michelle H. Mazzini
Vice President, Secretary

Date: May 20, 2014	By:/s/ Robert E. Corbin
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

Date: May 20, 2014

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

Date: May 20, 2014

By:/s/ Robert E. Corbin
Robert E. Corbin
Controller, Principal Financial and
Accounting Officer

Exhibit 32.1

Certification Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Spindletop Oil & Gas Co. (the “Company”), on Form 10-Q for the quarter ended March 31, 2014 as filed with the Securities Exchange Commission on the date hereof (the “Report”), the undersigned Principal Executive Officer and Principal Financial and Accounting Officer of the Company, do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: May 20, 2014

By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

By:/s/ Robert E. Corbin
Robert E. Corbin
Controller, Principal Financial and
Accounting Officer