Form 10-Q
period 2014-06-30
SPINDLETOP OIL & GAS CO
filed 2014-08-19
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value (Class)	6,936,269 (Outstanding at Aug 19, 2014)

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

FORM 10-Q

For the quarter ended June 30, 2014

Index to Consolidated Financial Statements and Schedules

Part I – Financial Information:	Page

Item 1. – Financial Statements

Consolidated Balance Sheets
June 30, 2014 (Unaudited) and December 31, 2013	4 - 5

Consolidated Statements of Operations (Unaudited)
Six Months Ended June 30, 2014 and 2013, and	6
Three Months Ended June 30, 2014 and 2013

Consolidated Statements of Cash Flow (Unaudited)
Six Months Ended June 30, 2014 and 2013	7

Notes to Consolidated Financial Statements	8

Item 2. – Management’s Discussion and Analysis of Financial
Condition and Results of Operations	8

Item 4. – Controls and Procedures	13

Part II – Other Information:

Item 5. – Other Information	14

Item 6. – Exhibits	15

Part I - Financial Information

Item 1. - Financial Statements

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$ 13,873,000	$ 9,129,000
Accounts receivable, trade	2,648,000	3,633,000
Prepaid income tax	71,000	-
Other short-term investments	400,000	400,000
Total Current Assets	16,992,000	13,162,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	26,989,000	24,823,000
Rental equipment	399,000	399,000
Gas gathering system	147,000	145,000
Other property and equipment	251,000	251,000
	27,786,000	25,618,000
Accumulated depreciation and amortization	(14,364,000)	(13,352,000)
Total Property and Equipment	13,422,000	12,266,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,580,000	1,580,000
Accumulated depreciation	(731,000)	(705,000)
Total Real Estate Property	1,537,000	1,563,000

Other Assets
Other long-term investments	1,200,000	1,200,000
Other	5,000	4,000
Total Other Assets	1,205,000	1,204,000
Total Assets	$ 33,156,000	$ 28,195,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

	June 30,	December 31,
	2014	2013
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 6,345,000	$ 3,935,000
Income tax payable	-	252,000
Tax savings benefit	97,000	97,000
Total Current Liabilities	6,442,000	4,284,000

Noncurrent Liabilities
Asset Retirement obligation	1,186,000	1,107,000
Total Noncurrent Liabilities	1,186,000	1,107,000

Deferred Income Tax Payable	2,153,000	1,763,000

Total Liabilities	9,781,000	7,154,000

Shareholders' Equity
Common Stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 6,936,269 shares outstanding at June 30, 2014 and at December 31, 2013.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury Stock, at cost	(1,536,000)	(1,536,000)
Retained earnings	23,891,000	21,557,000
Total Shareholders' Equity	23,375,000	21,041,000
Total Liabilities and Shareholders' Equity	$ 33,156,000	$ 28,195,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
Revenues
Oil and gas revenues	$ 6,857,000	$ 5,673,000	$ 3,587,000	$ 3,528,000
Revenues from lease operations	249,000	187,000	133,000	96,000
Gas gathering, compression, equipment rental	72,000	63,000	43,000	35,000
Real estate rental revenue	121,000	123,000	60,000	64,000
Interest Income	53,000	42,000	37,000	24,000
Other revenues	109,000	43,000	33,000	16,000
Total Revenues	7,461,000	6,131,000	3,893,000	3,763,000

Expenses
Lease operating expenses	1,060,000	1,054,000	724,000	609,000
Production taxes, gathering and marketing expenses	539,000	504,000	297,000	337,000
Pipeline and rental expenses	27,000	21,000	7,000	13,000
Real estate expenses	95,000	87,000	40,000	39,000
Depreciation and amortization expenses	1,038,000	844,000	560,000	457,000
ARO accretion expense	59,000	20,000	30,000	10,000
General and administrative expenses	1,742,000	1,536,000	855,000	768,000
Interest expense	-	13,000	-	7,000
Total Expenses	4,560,000	4,079,000	2,513,000	2,240,000
Income before income tax	2,901,000	2,052,000	1,380,000	1,523,000

Current income tax provision (benefit)	177,000	328,000	(39,000)	246,000
Deferred income tax provision (benefit)	390,000	155,000	100,000	209,000
Total income tax provision (benefit)	567,000	483,000	61,000	455,000
Net Income	$ 2,334,000	$ 1,569,000	$ 1,319,000	$ 1,068,000

Earnings per Share of Common Stock
Basic and Diluted	$ 0.34	$ 0.22	$ 0.19	$ 0.15

Weighted Average Shares Outstanding
Basic and Diluted	6,936,269	6,936,269	6,936,269	6,936,269

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended Jun 30,
	2014	2013
Cash Flows from Operating Activities
Net Income	$ 2,334,000	$ 1,569,000
Reconciliation of net income to net cash
provided by operating activities
Depreciation and amortization	1,038,000	844,000
Accretion of asset retirement obligation	79,000	20,000
Changes in accounts receivable	985,000	(269,000)
Changes in prepaid income tax	(71,000)	-
Changes in accounts payable	2,410,000	165,000
Changes in current tax payable	(252,000)	28,000
Changes in asset retirement obligation	-	2,000
Changes in deferred tax payable	390,000	155,000
Other	(1,000)	-
Net cash provided by operating activities	6,912,000	2,514,000

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development costs	(2,168,000)	(644,000)
Net cash used for investing activities	(2,168,000)	(644,000)

Cash Flows from Financing Activities
Repayment of note payable to bank	-	(60,000)
Net cash used for financing activities	-	(60,000)
Increase in cash	4,744,000	1,810,000

Cash at beginning of period	9,129,000	7,151,000
Cash at end of period	$ 13,873,000	$ 8,961,000

Interest paid in cash	$ -	$ 6,000

Income taxes paid in cash	$ 500,000	$ 200,000

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

Subsequent Events

Management has evaluated subsequent events through August 19, 2014, the date on which the financial statements were available to be issued.

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

Results of Operations

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Oil and gas revenues for the first six months of 2014 were $6,857,000, as compared to $5,673,000 for the same period in 2013, an increase of approximately $1,184,000 or 20.9%.

Natural gas revenue for the first six months of 2014 was $1,748,000 compared to $1,502,000 for the same period in 2013, an increase of approximately $246,000, or 16.4%. Natural gas sales volumes for the first six months of 2014 were approximately 356,000 mcf compared to approximately 374,000 mcf during the first six months of 2013, a decrease of approximately 18,000 mcf or 4.8%.

Average natural gas prices received were $4.85 per mcf in the first six months of 2014 as compared to $4.02 per mcf in the same time period in 2013, an increase of approximately $0.83 per mcf or 20.6%.

Oil sales for the first six months of 2014 were approximately $5,109,000 compared to approximately $4,171,000 for the first six months of 2013, an increase of approximately $938,000 or 22.5%. Oil sales volumes for the first six months of 2014 were approximately 52,146 bbls, compared to approximately 40,300 bbls during the same period in 2013, an increase of approximately 11,846 bbls, or 29.4%.

Average oil prices received were $94.51 per bbl in the first half of 2014 compared to $103.46 per bbl in the first half of 2013, a decrease of approximately $8.95 per bbl or 8.7%.

Revenues from lease operations were $249,000 in the first six months of 2014 compared to $187,000 in the first six months of 2013, an increase of $62,000 or 33.2%. This increase is due to increases in field supervision and increases in operator overhead charged to operated leases.

Revenues from gas gathering, compression and equipment rental for the first six months of 2014 were $72,000 compared to $63,000 for the same period in 2013, an increase of $9,000 or 14.3%.

Real estate revenue was approximately $121,000 during the first six months of 2014 compared to $123,000 for the first six months of 2013, a decrease of approximately $2,000, or 1.6%.

Interest income was $53,000 during the first six months of 2014 as compared to $42,000 during the same period in 2013, an increase of approximately $11,000 or 26.2%. This increase was due to larger cash balances transferred to interest earning certificates of deposit between the two periods.

Other revenues for the first six months of 2014 were $109,000 as compared to $43,000 for the same time period in 2013, an increase of $66,000 or 153.5%. This change is due to an increase in the amount of cash received for a farm-out agreement in the first six months of 2014 compared to the amount of cash received in the first six months of 2013. From time to time, the Company farms out some of its leasehold acreage to non-affiliated third parties for exploration and development drilling. Generally, the Company receives a one-time payment for the agreement. The revenues from these farm-out agreements vary in size and frequency and should not be considered as regularly recurring revenues that the Company receives.

Lease operating expenses in the first six months of 2014 were $1,060,000 as compared to $1,054,000 in the first six months of 2013, a net increase of approximately $6,000, or 0.6%.

Production taxes, gathering and marketing expenses in the first six months of 2014 were approximately $539,000 as compared to $504,000 for the first six months of 2013, an increase of approximately $35,000, or 6.9%. This increase is directly related to the increase in oil and natural gas revenues.

Pipeline and rental expenses for the first six months of 2014 were $27,000 compared to $21,000 for the same time period in 2013, an increase of $6,000, or 28.6%. This is due to an increase in repairs and maintenance expenses.

Real estate expenses in the first six months of 2014 were approximately $95,000 compared to $87,000 during the same period in 2013, an increase of approximately $8,000 or 9.2%.

Depreciation, depletion, and amortization expenses for first six months of 2014 were $1,038,000 as compared to $844,000 for the same period in 2013, an increase of $194,000, or 23.0%. $1,003,000 of the amount for the first six months of 2014 was for amortization of the full cost pool of capitalized costs compared to $808,000 for the same period of 2013, an increase of $195,000 or 24.1%. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31, 2013. This re-evaluated reserve base was adjusted for the first six months as of June 30, 2014 by estimating variances in average prices of oil and natural gas that occurred during the period, adding estimated quantities of oil and natural gas reserves acquired during the period, and deducting oil and natural gas reserves that were produced or sold during the period. A depletion rate of 3.270% for the first quarter of 2014 and a depletion rate of 3.804% for the second quarter of 2014 was calculated and applied to the Company’s full cost pool of capitalized oil and natural gas properties compared to a total depletion rate of 6.461% for the first six months of 2013.

Asset Retirement Obligation (“ARO”) expense for the first six months of 2014 was approximately $59,000 as compared to approximately $20,000 for the same time period in 2013, an increase of approximately $39,000 or 195.0%. This increase is due to a recalculation of the estimated present value to plug producing properties compared to the estimate made in the previous year. This recalculation was made after the Company re-evaluated its proved oil and natural gas reserves at the end of 2013.

General and administrative expenses for the first six months of 2014 were approximately $1,742,000 as compared to approximately $1,536,000 for the same time period of 2013, an increase of approximately $206,000 or 13.4%. Substantially all of the increase is due to increased salary, wages and employee benefits as several new employees have been added since the first half of 2013.

The Company incurred no interest expense for the first six months of 2014 compared to approximately $13,000 for the same period in 2013, a decrease of approximately $13,000 or 100.0%. Effective December 27, 2013, the Company prepaid the remaining principal plus accrued interest on its bank loan for the Company’s office building.

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Oil and natural gas revenues for the three months ended June 30, 2014 were $3,587,000, compared to $3,528,000 for the same time period in 2013, an increase of $59,000, or 1.7%.

Natural gas revenue for the second quarter of 2014 were $857,000 compared to $863,000 for the same period in 2013, a decrease of $6,000 or 0.7%. Natural gas volumes sold for the second quarter of 2014 were approximately 172,000 mcf compared to approximately 178,000 mcf during the same period of 2013, a decrease of approximately 6,000 mcf, or 3.4%.

Average natural gas prices received were approximately $4.71 per mcf in the second quarter of 2014 as compared to approximately $4.85 per mcf during the same period in 2013, a decrease of approximately $0.14 or 2.9%.

Oil sales for the second quarter of 2014 were approximately $2,730,000 compared to approximately $2,665,000 for the same period of 2013, an increase of approximately $65,000 or 2.4%. Oil volumes sold for the second quarter of 2014 were approximately 31,246 bbls compared to approximately 24,700 bbls during the same period of 2013, an increase of 6,546 bbl or 26.5%.

Average oil prices received were approximately $100.55 per bbl in the second quarter of 2014 compared to $107.89 per bbl during the same period of 2013, a decrease of approximately $7.34 per bbl, or 6.8%.

Revenues from lease operations for the second quarter of 2014 was approximately $133,000 compared to approximately $96,000 for the second quarter of 2013, an increase of $37,000 or 38.5%. This increase is due to increases in field supervision and increases in operator overhead charged to operated leases.

Revenues from gas gathering, compression and equipment rental for the second quarter of 2014 were approximately $43,000, compared to approximately $35,000, an increase of approximately $8,000 or 22.9% for the same period in 2013.

Real estate revenue was approximately $60,000 during the second quarter of 2014 compared to $64,000 for the same time period of 2013, a decrease of approximately $4,000, or 6.3%.

Interest income for the second quarter of 2014 was approximately $37,000 as compared with approximately $24,000 for the same period in 2013, an increase of approximately $13,000 or 54.2%. This increase was due to larger cash balances transferred to interest earning certificates of deposit between the two periods.

Other revenues for second quarter of 2014 were approximately $33,000 as compared with approximately $16,000 for the same period in 2013, an increase of approximately $17,000 or 106.3%.

Lease operating expenses in the second quarter of 2014 were $724,000 as compared to $609,000 for the same period in 2013, a net increase of approximately $115,000, or 18.9%. This net increase is due primarily to additional lease operating costs recorded for several new non-operated leases that were acquired since the first quarter of 2013.

Production taxes, gathering, transportation and marketing expenses for the second quarter of 2014 were approximately $297,000 as compared to $337,000 during the second quarter of 2013, a net decrease of approximately $40,000 or 11.9%. This decrease is due primarily to the decreased production and sale of crude oil between the periods.

Pipeline and rental expenses for the second quarter of 2014 were $7,000 compared to $13,000 for the same time period in 2013, a net decrease of $6,000 or 46.2%. This decrease is due primarily to fewer repairs and maintenance expense.

Real estate expenses during the second quarter 2014 were approximately $40,000 compared to approximately $39,000 for the same period in 2013, an increase of approximately $1,000 or 2.6%.

Depreciation, depletion, and amortization expenses for the second quarter of 2014 were $560,000 as compared to $457,000 for the same period in 2013, an increase of $103,000, or 22.5%. $543,000 of the amount for the second quarter of 2014 was for amortization of the full cost pool of capitalized costs compared to $438,000 for the second quarter of 2013, an increase of $105,000 or 24.0%. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31, 2013. This re-evaluated reserve base was adjusted for the first six months as of June 30, 2014 by estimating variances in average prices of oil and natural gas that occurred during the period, adding estimated quantities of oil and natural gas reserves acquired during the period, and deducting oil and natural gas reserves that were produced or sold during the period. A depletion rate of 3.270% for the first quarter of 2014 and a depletion rate of 3.804% for the second quarter of 2014 was calculated and applied to the Company’s full cost pool of capitalized oil and natural gas properties compared to a total depletion rate of 6.461% for the first six months of 2013.

Asset Retirement Obligation (“ARO”) expense for the second quarter of 2014 was approximately $30,000 as compared to approximately $10,000 for the same time period in 2013, an increase of approximately $20,000. This increase is due to a recalculation of the estimated present value to plug producing properties compared to the estimate made in the previous year. This recalculation was made after the Company re-evaluated its proved oil and natural gas reserves at the end of 2013.

General and administrative expenses for the second quarter of 2014 were $855,000 compared to $768,000 for the same period in 2013, an increase of approximately $87,000 or 11.3%. Substantially all of the increase is due to increased salary, wages and employee benefits as several new employees have been added since the first half of 2013.

The Company incurred no interest expense for the second quarter of 2014 compared to approximately $7,000 for the same period in 2013. Effective December 27, 2013, the Company prepaid the remaining principal plus accrued interest on its bank loan for the Company’s office building.

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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Part II – Other Information

Item 5 – Other Information

West Texas

Effective April 1, 2014, the Company acquired an additional 25.0% working interest with a 17.5% net revenue interest in its Petit Pois lease located in Glasscock County, Texas. This additional acquisition brought the Company’s interest in the lease and in its Petit Pois #1 well to a total 51.5% working interest with a 36.05% net revenue interest.

Effective April 1, 2014, the Company acquired an additional 10.0% working interest with an 8.0% net revenue interest in its Opal lease located in Martin County, Texas. This additional acquisition brought the Company’s interest in the Opal #1 well to a total 55.858330% working interest with a 44.686667% net revenue interest.

Effective June 30, 2014, the Company acquired operations and a 100% working interest with a 75% net revenue interest in the Jones #1 well located in Gaines County, Texas. The well produces oil from perforations at a depth of 11,050 ft. to 11,084 ft. in the block A-7 (Devonian) Field.

East Texas

During the third quarter of 2014, the Company acquired an additional 0.208680% working interest with a 0.169929% net revenue interest in its Watts Gas Unit #1 located in Marion County, Texas. This additional acquisition brought the Company’s interest in the well to a total 51.635940% working interest with a 41.65680% net revenue interest. The Company also acquired non-operated working interests in two oil wells located in Marion County, Texas. The Company acquired a 1.5625% working interest and a 1.22784% net revenue interest in the C.M. Watts #1 well, and a 1.400720% working interest with a 1.129830% net revenue interest in the Wendell Brevard #1 well.

New Mexico

Effective May 1, 2014, the Company acquired an additional 1.041667% working interest with a 0.859375% net revenue interest in each of its Ross Federal #1, #2, and #3 wells located in Chavez County, New Mexico. This additional acquisition brought the Company’s interest in each of these wells to a total 85.416668% working interest with a 70.468749% net revenue interest.

Effective May 1, 2014, the Company acquired an additional 1.082494% working interest with a 0.936357% net revenue interest in its Jack Federal #1 well located in Chavez County, New Mexico. This additional acquisition brought the Company’s interest this well to a total 85.083052% working interest with a 73.596839% net revenue interest.

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

SPINDLETOP OIL & GAS CO.

(Registrant)

Date: August 19, 2014 By: /s/ Chris G. Mazzini

Chris G. Mazzini

President, Principal Executive Officer

Date: August 19, 2014 By: /s/ Michelle H. Mazzini

Michelle H. Mazzini

Vice President, Secretary

Date: August 19, 2014 By: /s/ Robert E. Corbin

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

Dated: August 19, 2014

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

Dated: August 19, 2014

/s/ Robert E. Corbin

ROBERT E. CORBIN

Controller, Principal Financial and

Accounting Officer

Exhibit 32.1

Certification Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Spindletop Oil & Gas Co. (the “Company”), on Form 10-Q for the quarter ended June 30, 2014 as filed with the Securities Exchange Commission on the date hereof (the “Report”), the undersigned Principal Executive Officer and Principal Financial and Accounting Officer of the Company, do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: August 19, 2014

/s/ Chris G. Mazzini

CHRIS G. MAZZINI

President, Principal Executive Officer

/s/ Robert E. Corbin

ROBERT E. CORBIN

Controller, Principal Financial and

Accounting Officer