Form 10-Q
period 2014-09-30
SPINDLETOP OIL & GAS CO
filed 2014-11-19
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value (Class)	6,936,269 (Outstanding at Nov 19, 2014)

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

FORM 10-Q

For the quarter ended September 30, 2014

Index to Consolidated Financial Statements and Schedules

Part I – Financial Information:	Page

Item 1. – Financial Statements

Consolidated Balance Sheets
September 30, 2014 (Unaudited) and December 31, 2013	4 - 5

Consolidated Statements of Operations (Unaudited)
Nine Months Ended September 30, 2014 and 2013, and	6
Three Months Ended September 30, 2014 and 2013

Consolidated Statements of Cash Flow (Unaudited)
Nine Months Ended September 30, 2014 and 2013	7

Notes to Consolidated Financial Statements	8

Item 2. – Management’s Discussion and Analysis of Financial
Condition and Results of Operations	8

Item 4. – Controls and Procedures	13

Part II – Other Information:

Item 5. – Other Information	14

Item 6. – Exhibits	16

Part I - Financial Information

Item 1. - Financial Statements

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$ 17,354,000	$ 9,129,000
Accounts receivable, trade	3,840,000	3,633,000
Prepaid income tax	385,000	-
Other short-term investments	400,000	400,000
Total Current Assets	21,979,000	13,162,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	27,104,000	24,823,000
Rental equipment	406,000	399,000
Gas gathering system	147,000	145,000
Other property and equipment	251,000	251,000
	27,908,000	25,618,000
Accumulated depreciation and amortization	(14,795,000)	(13,352,000)
Total Property and Equipment	13,113,000	12,266,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,580,000	1,580,000
Accumulated depreciation	(744,000)	(705,000)
Total Real Estate Property	1,524,000	1,563,000

Other Assets
Other long-term investments	1,200,000	1,200,000
Other	5,000	4,000
Total Other Assets	1,205,000	1,204,000
Total Assets	$ 37,821,000	$ 28,195,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

	September 30,	December 31,
	2014	2013
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 9,934,000	$ 3,935,000
Income tax payable	-	252,000
Tax savings benefit	97,000	97,000
Total Current Liabilities	10,031,000	4,284,000

Noncurrent Liabilities
Asset Retirement obligation	1,225,000	1,107,000
Total Noncurrent Liabilities	1,225,000	1,107,000

Deferred Income Tax Payable	2,260,000	1,763,000

Total Liabilities	13,516,000	7,154,000

Shareholders' Equity
Common Stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 6,936,269 shares outstanding at September 30, 2014 and at December 31, 2013.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury Stock, at cost	(1,536,000)	(1,536,000)
Retained earnings	24,821,000	21,557,000
Total Shareholders' Equity	24,305,000	21,041,000
Total Liabilities and Shareholders' Equity	$ 37,821,000	$ 28,195,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
Revenues
Oil and gas revenues	$ 9,385,000	$ 8,009,000	$ 2,528,000	$ 2,336,000
Revenues from lease operations	382,000	284,000	133,000	97,000
Gas gathering, compression, equipment rental	112,000	105,000	40,000	42,000
Real estate rental revenue	181,000	186,000	60,000	63,000
Interest Income	89,000	54,000	36,000	12,000
Other revenues	486,000	140,000	377,000	97,000
Total Revenues	10,635,000	8,778,000	3,174,000	2,647,000

Expenses
Lease operating expenses	1,401,000	1,723,000	341,000	669,000
Production taxes, gathering and marketing expenses	777,000	669,000	238,000	165,000
Pipeline and rental expenses	35,000	38,000	8,000	17,000
Real estate expenses	139,000	138,000	44,000	51,000
Depreciation and amortization expenses	1,482,000	1,264,000	444,000	420,000
ARO accretion expense	88,000	30,000	29,000	10,000
General and administrative expenses	2,639,000	2,320,000	897,000	784,000
Interest expense	-	17,000	-	4,000
Total Expenses	6,561,000	6,199,000	2,001,000	2,120,000
Income before income tax	4,074,000	2,579,000	1,173,000	527,000

Current income tax provision (benefit)	313,000	318,000	136,000	(10,000)
Deferred income tax provision (benefit)	497,000	120,000	107,000	(35,000)
Total income tax provision (benefit)	810,000	438,000	243,000	(45,000)
Net Income	$ 3,264,000	$ 2,141,000	$ 930,000	$ 572,000

Earnings per Share of Common Stock
Basic and Diluted	$ 0.47	$ 0.31	$ 0.13	$ 0.08

Weighted Average Shares Outstanding
Basic and Diluted	6,936,269	6,936,269	6,936,269	6,936,269

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended Sep 30,
	2014	2013
Cash Flows from Operating Activities
Net Income	$ 3,264,000	$ 2,141,000
Reconciliation of net income to net cash
provided by operating activities
Depreciation and amortization	1,482,000	1,264,000
Accretion of asset retirement obligation	118,000	30,000
Changes in accounts receivable	(207,000)	(572,000)
Changes in prepaid income tax	(385,000)	-
Changes in accounts payable & accrued liabilities	5,999,000	1,245,000
Changes in current tax payable	(252,000)	(36,000)
Changes in asset retirement obligation	-	3,000
Changes in deferred tax payable	497,000	120,000
Other	(1,000)	2,000
Net cash provided by operating activities	10,515,000	4,197,000

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development costs	(2,290,000)	(1,609,000)
Purchase of other property and equipment	-	(2,000)
Net cash used for investing activities	(2,290,000)	(1,611,000)

Cash Flows from Financing Activities
Repayment of note payable to bank	-	(699,000)
Net cash used for financing activities	-	(699,000)
Increase in cash	8,225,000	1,887,000

Cash at beginning of period	9,129,000	7,151,000
Cash at end of period	$ 17,354,000	$ 9,038,000

Interest paid in cash	$ -	$ 17,000

Income taxes paid in cash	$ 950,000	$ 350,000

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

Subsequent Events

Management has evaluated subsequent events through November 19, 2014, the date on which the financial statements were available to be issued.

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

 Results of Operations

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Oil and gas revenues for the first nine months of 2014 were $9,385,000, as compared to $8,009,000 for the same period in 2013, an increase of approximately $1,376,000 or 17.2%.

Natural gas revenue for the first nine months of 2014 was $2,597,000 compared to $2,145,000 for the same period in 2013, an increase of approximately $452,000, or 21.1%. Natural gas sales volumes for the first nine months of 2014 were approximately 558,000 mcf compared to approximately 542,000 mcf during the first nine months of 2013, an increase of approximately 16,000 mcf or 3.0%.

Average natural gas prices received were $4.67 per mcf in the first nine months of 2014 as compared to $3.96 per mcf in the same time period in 2013, an increase of approximately $0.71 per mcf or 17.9%.

Oil sales for the first nine months of 2014 were approximately $6,788,000 compared to approximately $5,864,000 for the first nine months of 2013, an increase of approximately $924,000 or 15.8%. Oil sales volumes for the first nine months of 2014 were approximately 69,000 bbls, compared to approximately 54,000 bbls during the same period in 2013, an increase of approximately 15,000 bbls, or 27.8%.

Average oil prices received were $94.40 per bbl in the first nine months of 2014 compared to $108.59 per bbl in the same period of 2013, a decrease of approximately $14.19 per bbl or 13.1%.

Revenues from lease operations were $382,000 in the first nine months of 2014 compared to $284,000 in the first nine months of 2013, an increase of $98,000 or 34.5%. This increase is due to an increase in field supervision income of approximately $52,000 and an increase in operator overhead income of approximately $46,000 charged to operated leases.

Revenues from gas gathering, compression and equipment rental for the first nine months of 2014 were $112,000 compared to $105,000 for the same period in 2013, an increase of $7,000 or 6.7%.

Real estate revenue was approximately $181,000 during the first nine months of 2014 compared to $186,000 for the first nine months of 2013, a decrease of approximately $5,000, or 2.7%.

Interest income was $89,000 during the first nine months of 2014 as compared to $54,000 during the same period in 2013, an increase of approximately $35,000 or 64.8%. This increase was due to larger cash balances transferred to interest earning certificates of deposit between the two periods.

Other revenues for the first nine months of 2014 were $486,000 as compared to $140,000 for the same time period in 2013, an increase of $346,000 or 247.1%. This change is due primarily to the recognition of fees earned under drilling ventures. In addition, there was a decrease in the amount of cash received for a farm-out agreement in the first nine months of 2014 compared to the amount of cash received in the first nine months of 2013. From time to time, the Company farms out some of its leasehold acreage to non-affiliated third parties for exploration and development drilling. Generally, the Company receives a one-time payment for the agreement. The revenues from these farm-out agreements vary in size and frequency and should not be considered as regularly recurring revenues that the Company receives.

Lease operating expenses in the first nine months of 2014 were $1,401,000 as compared to $1,723,000 in the first nine months of 2013, a net decrease of $322,000, or 18.7%. Of this net decrease, approximately $266,000 was due to decreased workover expenses on operated properties between periods, and approximately $71,000 was due to material credits transferred to inventory; both decreases were then offset by approximately $35,000 in increased operating expenses for non-operated leases, and the remaining $20,000 represents net increases and decreases on various properties due to general price fluctuations and levels of operation activity. The majority of the increase in operating expenses for non-operated leases was due to an agreement reached and recorded in the second quarter with an operator regarding lease operating expenses on multiple non-operated wells for multiple periods; the account was settled in the third quarter.

Production taxes, gathering and marketing expenses in the first nine months of 2014 were approximately $777,000 as compared to $669,000 for the first nine months of 2013, an increase of approximately $108,000, or 16.4%. This increase is directly related to the increase in oil and natural gas production and revenues.

Pipeline and rental expenses for the first nine months of 2014 were $35,000 compared to $38,000 for the same time period in 2013, a decrease of $3,000, or 7.9%. This decrease is due primarily to fewer repairs and maintenance expense.

Real estate expenses in the first nine months of 2014 were approximately $139,000 compared to $138,000 during the same period in 2013, an increase of approximately $1,000 or 0.7%.

Depreciation, depletion, and amortization expense for first nine months of 2014 were $1,482,000 as compared to $1,264,000 for the same period in 2013, an increase of $218,000, or 17.3%. $1,429,000 of the amount for the first nine months of 2014 was for amortization of the full cost pool of capitalized costs compared to $1,211,000 for the same period of 2013, an increase of $218,000 or 18.0%. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31, 2013. This re-evaluated reserve base was adjusted for the first nine months as of September 30, 2014 by estimating variances in average prices of oil and natural gas that occurred during the period, adding estimated quantities of oil and natural gas reserves acquired during the period, and deducting oil and natural gas reserves that were produced or sold during the period. A depletion rate of 10.249% for the nine months ending September 30, 2014 was calculated and applied to the Company’s full cost pool of capitalized oil and natural gas properties compared to a total depletion rate of 9.088% for the first nine months of 2013.

Asset Retirement Obligation (“ARO”) expense for the first nine months of 2014 was approximately $88,000 as compared to approximately $30,000 for the same time period in 2013, an increase of approximately $58,000 or 193.3%. This increase is due to a recalculation of the estimated present value to plug producing properties compared to the estimate made in the previous year. This recalculation was made after the Company re-evaluated its proved oil and natural gas reserves at the end of 2013.

General and administrative expenses for the first nine months of 2014 were approximately $2,639,000 as compared to approximately $2,320,000 for the same time period of 2013, an increase of approximately $319,000 or 13.8%. Substantially all of the increase is due to increased salary, wages and employee benefits as several new employees have been added since the third quarter of 2013.

The Company incurred no interest expense for the first nine months of 2014 compared to approximately $17,000 for the same period in 2013, a decrease of approximately $17,000. Effective December 27, 2013, the Company prepaid the remaining principal plus accrued interest on its bank loan for the Company’s office building.

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Oil and natural gas revenues for the three months ended September 30, 2014 were $2,528,000, compared to $2,336,000 for the same time period in 2013, an increase of $192,000, or 8.2%.

Natural gas revenue for the third quarter of 2014 was $849,000 compared to $643,000 for the same period in 2013, an increase of $206,000 or 32.0%. Natural gas volumes sold for the second quarter of 2014 were approximately 178,000 mcf compared to approximately 170,000 mcf during the same period of 2013, an increase of approximately 8,000 mcf, or 4.7%.

Average natural gas prices received were approximately $4.45 per mcf in the third quarter of 2014 as compared to approximately $3.78 per mcf during the same period in 2013, an increase of approximately $0.67 or 17.7%.

Oil sales for the third quarter of 2014 were approximately $1,679,000 compared to approximately $1,693,000 for the same period of 2013, a decrease of approximately $14,000 or 0.8%. Oil volumes sold for the third quarter of 2014 were approximately 25,500 bbls compared to approximately 17,000 bbls during the same period of 2013, an increase of approximately 8,500 bbl or 50.0%.

Average oil prices received were approximately $98.05 per bbl in the third quarter of 2014 compared to $99.59 per bbl during the same period of 2013, a decrease of approximately $1.54 per bbl, or 1.6%.

Revenues from lease operations were $133,000 in the third quarter of 2014 compared to $97,000 in the third quarter of 2013, an increase of $36,000 or 37.1%. This increase is due to an increase in field supervision income of approximately $20,000 and an increase in operator overhead income of approximately $16,000 charged to operated leases.

Revenues from gas gathering, compression and equipment rental for the third quarter of 2014 were approximately $40,000, compared to approximately $42,000, a decrease of approximately $2,000 or 4.8

% for the same period in 2013.

Real estate revenue was approximately $60,000 during the third quarter of 2014 compared to $63,000 for the same time period of 2013, a decrease of approximately $3,000, or 4.8%.

Interest income for the third quarter of 2014 was approximately $36,000 as compared with approximately $12,000 for the same period in 2013, an increase of approximately $24,000 or 200.0%. This increase was due to larger cash balances transferred to interest earning certificates of deposit between the two periods.

Other revenues for the third quarter of 2014 were $377,000 as compared to $97,000 for the same time period in 2013, an increase of $280,000 or 288.7%. This change is due primarily to the recognition of fees earned under drilling ventures. In addition, there was a decrease in the amount of cash received for a farm-out agreement in the third quarter of 2014 compared to the amount of cash received in the first nine months of 2013. A portion of this decrease was the result of a refund of a $60,000 performance deposit on a drilling prospect. From time to time, the Company farms out some of its leasehold acreage to non-affiliated third parties for exploration and development drilling. Generally, the Company receives a one-time payment for the agreement. The revenues from these farm-out agreements vary in size and frequency and should not be considered as regularly recurring revenues that the Company receives.

Lease operating expenses in the third quarter of 2014 were $341,000 as compared to $669,000 for the same period in 2013, net decrease of approximately $328,000, or 49.0%. Of this net decrease, approximately $154,000 was due to decreased workover expenses on operated properties between periods, approximately $151,000 was due to decreased operating expenses for non-operated leases, and the remaining $23,000 represents net increases and decreases on various properties due to general price fluctuations and levels of operation activity. The majority of the decrease in operating expenses for non-operated leases was due to the final settlement of an agreement reached in the second quarter

Production taxes, gathering, transportation and marketing expenses for the third quarter of 2014 were approximately $238,000 as compared to $165,000 during the third quarter of 2013, a net increase of approximately $73,000 or 44.2%. This increase is due primarily to the increased production and sale of crude oil between the periods.

Pipeline and rental expenses for the third quarter of 2014 were $8,000 compared to $17,000 for the same time period in 2013, a net decrease of $9,000 or 52.92%. This decrease is due primarily to fewer repairs and maintenance expense.

Real estate expenses during the third quarter 2014 were approximately $44,000 compared to approximately $51,000 for the same period in 2013, a decrease of approximately $6,000 or 13.7%. The quarterly decrease was due primarily to a decrease in electric expense.

Depreciation, depletion, and amortization expenses for the third quarter of 2014 were $ 444,000 as compared to $420,000 for the same period in 2013, an increase of $24,000, or 5.71%. $426,000 of the amount for the third quarter of 2014 was for amortization of the full cost pool of capitalized costs compared to $402,000 for the third quarter of 2013, an increase of $24,000 or 6.0%. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31, 2013. This re-evaluated reserve base was adjusted for the first nine months as of September 30, 2014 by estimating variances in average prices of oil and natural gas that occurred during the period, adding estimated quantities of oil and natural gas reserves acquired during the period, and deducting oil and natural gas reserves that were produced or sold during the period. A depletion rate of 3.270% for the first quarter of 2014, a depletion rate of 3.804% for the second quarter of 2014, and a depletion rate of 3.175% for the third quarter of 2014 was calculated and applied to the Company’s full cost pool of capitalized oil and natural gas properties compared to a total depletion rate of 9.088% for the first nine months of 2013.

Asset Retirement Obligation (“ARO”) expense for the third quarter of 2014 was approximately $29,000 as compared to approximately $10,000 for the same time period in 2013, an increase of approximately $19,000 or 190.0%. This increase is due to a recalculation of the estimated present value to plug producing properties compared to the estimate made in the previous year. This recalculation was made after the Company re-evaluated its proved oil and natural gas reserves at the end of 2013.

General and administrative expenses for the third quarter of 2014 were $897,000 compared to $784,000 for the same period in 2013, an increase of approximately $113,000 or 14.4%. Substantially all of the increase is due to increased salary, wages and employee benefits as several new employees have been added since the third quarter of 2013.

The Company incurred no interest expense for the third quarter of 2014 compared to approximately $4,000 for the same period in 2013. Effective December 27, 2013, the Company prepaid the remaining principal plus accrued interest on its bank loan for the Company’s office building.

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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Part II – Other Information

Item 5 – Other Information

West Texas

During the third quarter of 2014, the Company participated for a 2.62033% non-operated working interest with a 2.12903% net revenue interest in the drilling of the Moore Hooper #1H well located in Loving County, Texas. The well is a horizontal well targeting the Wolfcamp “B” with a projected TD of 15,400 ft. The well was spud on November 07, 2014 and is still drilling as of this report.

Texas Panhandle

During the third quarter of 2014 the Company spud the Pope #140-4H well in the Pan Petro Field of Ochiltree County, Texas. The well was a horizontal well targeting the Cleveland Sands at a TVD of 6,440 ft. The well was spud on July 9, 2014 with a planned TD of 11,028 ft. The drilling was terminated prematurely at a measured depth of 8,874 ft. due to unstable downhole well conditions. The well was cased and the rig was released on August 15, 2014. The Company has a 29.1606% working interest with a 21.87045% net revenue interest. The well is currently awaiting completion.

East Texas

During the third quarter of 2014, the Company elected to participate for a 6.3458162% non-operated working interest with a 4.75936215% net revenue interest in the drilling of the Patrick #2H well targeting the Woodbine Sands. The well is located in the Halliday (Woodbine) Field of Leon County, Texas. The well was spud on August 25, 2014 and drilled to a measured depth of 14,522 ft. Production casing was run and cemented in the wellbore and the rig was released on October 4, 2014. The well is currently awaiting completion.

During the third quarter of 2014, the Company participated for a 1.58353% non-operated working interest with a 1.261019% net revenue interest in the drilling of the Carr-Ward #2H well targeting the Woodbine Sands. The well is located in the Halliday (Woodbine) Field of Leon County, Texas. The well was spud on October 7, 2014 and drilled to a measured depth of 15,521’. Production casing was run and cemented in the lateral wellbore. The well is currently awaiting completion.

Also, during the third quarter of 2014, the Company acquired an additional 0.20868% working interest with a 0.169929% revenue interest in its J.M. Watts #1 well in Marion County, Texas. Also, included in the purchase were non-operated working interests in two offset oil wells. The Company acquired a 1.5625% working interest and a 1.22784% net revenue interest in the C.M. Watts #1 well, and a 1.400720% working interest with a 1.129830% net revenue interest in the Wendell Brevard #1 well.

New Mexico

During the third quarter of 2014, the Company participated for a 6.25% non-operated working interest with a 4.6875% net revenue interest in the drilling of the State Line #1 well located in the Sawyer Field of Lea County, New Mexico. The well was drilled to a depth of 5,438 ft. in the San Andres Formation. Production casing was set and cemented in the wellbore. A porosity zone with a show of oil encountered in the lower portion of the San Andres Formation was perforated at 5,088 ft.-5,108 ft. and at 5,116 ft.-5,121 ft. then acidized with 2,500 gallons of 15% acid. The well was swab tested and recovered salt water so the zone was abandoned. Another porosity zone with a show of oil was perforated in the upper portion of the San Andres Formation from 4,934 ft. -4,998 ft. The perforations were acidized with 5,000 gals of 15% acid. The well was placed on beam pump on September 30, 2014 with an initial 24 hour production rate of 22 bopd. The average production of the first 30 days was 4 bopd and 4 bswpd.

Oklahoma

During the third quarter of 2014, the Company elected to participate for a 1.53625% non-operated working interest with a 1.1425744% net revenue interest in the drilling of the Siebold #1-2H well located in the Verden (Hoxbar) Field of Grady County, Oklahoma. The well was spud on September 8, 2014 and was drilled to a total measured depth of 16,149 ft. The rig was released on November 13, 2014. The horizontal wellbore was landed in the Marchand “C” sand and encountered good shows of oil and gas throughout the lateral. Production casing was run in the horizontal wellbore and cemented in. The well is currently awaiting completion.

Louisiana

During the third quarter of 2014, the Company acquired an additional 16.3% working interest with a 12.175748% revenue interest in its Mayers #1 and Savoy #1 wells located in Livingston Parish, Louisiana. After the acquisition, the Company working interest increased to 55.316667% working interest and 41.320356% revenue interest.

Montana

During the third quarter of 2014, the Company divested of its non-operated working interests in seventeen (17) gas wells located in the Loring Unit of Phillips County, Montana. The working interests ranged from 1.7578% to 12.5%,

For all of the above wells, the Company cautions that the initial production rates of a newly completed well or newly recompleted well or the production rates at the effective date of acquisition may not be an indicator of stabilized production rates or an indicator of the ultimate recoveries obtained.

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

SPINDLETOP OIL & GAS CO.

(Registrant)

Date: November 19, 2014 By: /s/ Chris G. Mazzini

Chris G. Mazzini

President, Principal Executive Officer

Date: November 19, 2014 By: /s/ Michelle H. Mazzini

Michelle H. Mazzini

Vice President, Secretary

Date: November 19, 2014 By: /s/ Robert E. Corbin

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

Dated: November 19, 2014

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

Dated: November 19, 2014

/s/ Robert E. Corbin

ROBERT E. CORBIN

Controller, Principal Financial and

Accounting Officer

Exhibit 32.1

Certification Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Spindletop Oil & Gas Co. (the “Company”), on Form 10-Q for the quarter ended September 30, 2014 as filed with the Securities Exchange Commission on the date hereof (the “Report”), the undersigned Principal Executive Officer and Principal Financial and Accounting Officer of the Company, do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: November 19, 2014

/s/ Chris G. Mazzini

CHRIS G. MAZZINI

President, Principal Executive Officer

/s/ Robert E. Corbin

ROBERT E. CORBIN

Controller, Principal Financial and

Accounting Officer