Form 10-K
period 2014-12-31
SPINDLETOP OIL & GAS CO
filed 2015-04-15
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

$6,007,210 based upon a total of 1,035,726 shares held as of June 30, 2014 by persons believed to be non-affiliates of the Registrant; the basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, that such calculation, if made as of a date within 60 days of this filing, would yield a different value.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value	6,936,269
(Class)	(Outstanding at April 15, 2015)

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

Strategic Business Plans

One of our key strategies is to attempt to maintain shareholder value through implementation of plans for selective drilling and value priced acquisitions to the extent the economics of such projects work in this low energy price environment and development of assets to the extent feasible. The Company's long-term focus is to grow its oil and natural gas production through a strategic combination of selected property acquisitions, to the extent feasible, and an exploration and development program primarily based on developing its leasehold acreage. Additionally, the Company plans to continue to rework existing wells to increase production and reserves.

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

The Company holds approximately 94,046 gross acres under lease in 15 states. The majority of the leases are held by production. A breakout of the Company’s leasehold acreage by geographic area is as follows:

	Operated		Non-Operated				Percent
	Properties		Properties		Total		of Total
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Geographic Area	Acres	Acres	Acres	Acres	Acres	Acres	Acres	Acres
North Texas (1)	7,652	7,065	2,102	227	9,754	7,292	10.38%	33.03%
East Texas	2,802	2,343	9,043	944	11,845	3,287	12.59%	14.90%
Gulf Coast Texas	2,549	1,884	2,890	222	5,439	2,106	5.78%	9.55%
West Texas	1,275	1,030	2,664	126	3,939	1,156	4.19%	5.24%
Texas Panhandle	1,760	1,195	1,520	104	3,280	1,299	3.49%	5.89%
Alabama	1,160	634	2,829	198	3,989	832	4.24%	3.77%
Arkansas	2,296	1,960	4,329	116	6,625	2,076	7.04%	9.41%
Louisiana	838	589	3,058	151	3,896	740	4.14%	3.35%
New Mexico	1,684	997	360	4	2,044	1,001	2.17%	4.54%
Oklahoma	317	184	33,405	1,020	33,722	1,204	35.86%	5.46%
California	-		892	6	892	6	0.95%	0.03%
Colorado	-		1,200	64	1,200	64	1.28%	0.29%
Kansas	-		640	184	640	184	0.68%	0.83%
Michigan	-		240	6	240	6	0.26%	0.03%
Mississippi	-		140	6	140	6	0.15%	0.03%
Montana	-		690	45	690	45	0.73%	0.20%
North Dakota	-		1,182	138	1,182	138	1.26%	0.63%
Utah	-		2,729	487	2,729	487	2.90%	2.21%
Wyoming	-		1,800	134	1,800	134	1.91%	0.61%

Total	22,333	17,881	71,713	4,182	94,046	22,063	100.00%	100.00%

(1) North Texas includes the Fort Worth Basin & Bend Arch

The majority of the Company’s net acres (68.6%) are located in Texas.

A breakout of the Company's most significant oil and gas reserves by geographic area is as follows:

	BOE
North Texas including the Fort Worth Basin & Bend Arch	844,883	54.71%
East Texas	244,723	15.85%
Panhandle Texas	50,498	3.27%
West Texas	77,618	5.03%
Gulf Coast Texas	29,468	1.91%
Total Texas	1,247,190	80.77%

Alabama	115,885	7.50%
Oklahoma	44,280	2.87%
New Mexico	93,017	6.02%
Louisiana	31,700	2.05%
Montana	2,340	0.15%
North Dakota	-	0.00%
Kansas	2,313	0.15%
Wyoming	1,443	0.09%
Michigan	-	0.00%
California	-	0.00%
Mississippi	-	0.00%
Arkansas	6,255	0.41%
Utah	-	0.00%
Total Other States	297,233	19.23%
Total	1,544,423	100.00%

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

The Company has 9,754 gross acres under lease across the prolific Fort Worth Basin-Bend Arch Province, the majority of which is held by production from the more shallow producing zones. The Company uses recent and emerging technologies, as well as proven industry practices, to develop and produce oil and natural gas from its properties. Additionally, the Company has a dedicated and well-trained team of employees and professional staff that continually seek out low-risk profitable drilling and acquisition opportunities throughout the Fort Worth Basin-Bend Arch Province.

West Texas

During the fourth quarter of 2013, the Company spudded the Baldwin #1C well in the Humphrey-Chapman Field in Haskell County, Texas. The well reached a total depth of 4,276 ft. in the Strawn formation. Production casing was set to total depth on November 3, 2013. Subsequent to the end of the year, on January 29, 2014, the well was perforated in the Strawn Sand from 4,245 ft. to 4,247 ft. and the perforations were broken down with lease oil. The well swab tested a small volume oil and was plugged back on April 1, 2014 and the Strawn Lime was perforated from 4,072 ft. to 4,078 ft. and acidized with 750 gallons of 15% NEFE acid then fractured. After swab testing, it was determined that the well was uneconomical. Subsequent to the year end, the well was plugged and abandoned on January 20, 2015. The Company owns a 45% operated working interest and a 33.75% net revenue interest in the well.

Effective April 1, 2014, the Company acquired an additional 25.0% working interest with a 17.5% net revenue interest in its Petit Pois lease located in Glasscock County, Texas. This additional acquisition brought the Company’s interest in its Petit Pois #1 well and associated leasehold to a total 51.5% working interest with a 36.05% net revenue interest.

Effective April 1, 2014, the Company acquired an additional 10.0% working interest with an 8.0% net revenue interest in its Opal lease located in Martin County, Texas. This additional acquisition brought the Company’s interest in the Opal #1 well and associated leasehold to a total 55.858330% working interest with a 44.686667% net revenue interest.

Effective June 30, 2014, the Company acquired operations and a 100% working interest with a 75% net revenue interest in the Jones #1 well and associated 326.74 acre leasehold located in Gaines County, Texas. The well produces approximately 6 BOPD and 260 BWPD from perforations at a depth of 11,050 ft. to 11,084 ft. in the Block A-7 (Devonian) Field.

During the fourth quarter of 2014, the Company participated for a 2.62033% non-operated working interest with a 2.12903% net revenue interest in the drilling of the Moore Hooper #1H well located in Phantom (Wolfcamp) field of Loving County, Texas. The well is a horizontal well targeting the Wolfcamp “B” at a depth of 11,096 ft. TVD with a projected total measured depth of 15,400 ft. The well was spud on November 6, 2014 and surface casing was set and cemented at 4,260 ft. on November 11, 2014. The Operator utilized a spudder rig to drill and set surface casing and then moved in a larger rig to drill the curve and lateral. The larger rig was in the process of rigging up on December 31, 2014.

During the fourth quarter of 2014, the Company participated for a 2.62033% non-operated working interest with a 2.12903% net revenue interest in the drilling of the Moore Hooper #2H well located in the Phantom (Wolfcamp) field of Loving County, Texas. The well is a horizontal well targeting the Wolfcamp “A” at a depth of 10,908 ft. TVD with a projected total measured depth of 16,000 ft. The well was spud on November 26, 2014, and surface casing was set and cemented at a depth of 4,183 ft. The vertical and the curve portion of the well were then drilled and intermediate casing was set and cemented through the curve at a depth of 10,197 ft. on December 13, 2014. The Operator utilized a spudder rig to drill and set the surface casing and intermediate casing strings. The Operator plans to move in a larger rig to drill the remaining portion of the curve and the lateral. The larger rig had not arrived on location as of December 31, 2014.

In the fourth quarter of 2014 the Company, as Operator, drilled the Miller #2 well located in the Noodle, NW (Canyon Sand) field of Jones County, Texas. The well is a vertical well targeting the Canyon Sands. The well was spud on October 11, 2014 and reached a TD of 4,360 ft. on October 21, 2014. Production casing was set and the well was awaiting completion at year end. The Company owns a 76% working interest in this well.

Texas Panhandle

During the third quarter of 2014 the Company, as Operator, participated for a 29.1606% working interest with a 21.87045% net revenue interest in the drilling of the Pope #140-4H well in the Pan Petro Field in Ochiltree County, Texas. The horizontal well was spud on July 8, 2014 and reached a total measured depth of 8,874 ft. on August 15, 2014 in the Cleveland Sand Formation. The TVD was 6,486 ft. and the lateral length was approximately 1,943 ft. The well was awaiting completion as of December 31, 2014.

East Texas

Effective January 1, 2014, the Company acquired an additional 0.208680% working interest with a 0.169929% net revenue interest in its Watts Gas Unit #1 located in Marion County, Texas. This additional acquisition brought the Company’s interest in the well to a total 51.84462% working interest with a 41.826729% net revenue interest. The Company also acquired non-operated working interests in two nearby oil wells. The Company acquired a 1.5625% working interest and a 1.22784% net revenue interest in the C.M. Watts #1 well, and a 1.400720% working interest with a 1.129830% net revenue interest in the Wendell Brevard #1 well.

During the third quarter of 2014, the Company participated for a 6.3458162% non-operated working interest with a 4.75936215% net revenue interest in the drilling of the Patrick #2H well located in the Halliday (Woodbine) Field of Leon County, Texas. The well was spud on August 25, 2014 and reached a total measured depth of 14,522 ft. on September 26, 2014. The well is a horizontal well targeting the Woodbine Sands at a depth of 7,539 ft. TVD, has a 6,603 ft. long lateral and was completed in October 2014 using the perf. and plug method. The lateral was perforated from 7,920 ft. to14,357 ft. and was hydraulically fractured with 6,610,620 pounds of sand and 75,768 bbls of gelled water in 26 stages. First day of production was reported as November 15, 2014. The well had a reported initial potential of 153 bopd, 355 mcfgpd and 435 bwpd on December 30, 2014.

Also, during the third quarter of 2014, the Company participated for a 1.30148796% non-operated working interest with a 1.261019% net revenue interest in the drilling of the Carr-Ward #2H well located in the Halliday (Woodbine) Field of Leon County, Texas. The well was spud on October 7, 2014, reached a total measured depth of 15,521 ft. on November 16, 2014 and casing was run in the lateral and tied back to the intermediate casing on November 21, 2014. The well is a horizontal well targeting the Woodbine Sands at a depth of 7,267 ft. TVD. Completion operations on this well were ongoing as of December 31, 2014.

South Texas

During the first quarter of 2014, the Company spudded the James Agnes Hynes #31 well on February 20, 2014 in the Papalote E. Field in Bee County, Texas. The well reached a total depth of 3,267 ft. in the Catahoula formation. The well was cased to TD and the Catahoula String sand was perforated from 3,241 ft. to 3,242.5 ft. The perforations were broken down with lease oil and the well was placed on pump producing at a rate of 32 bopd and 43 bswpd. The Company owns a 100% working interest with a 60.83984% net revenue interest in this well.

North Texas

During the fourth quarter of 2014, the Company acquired an additional 2.285714% working interest and a 1.714286% net revenue interest in its Lebleu #1 well located in the Sipes Springs (Marble Falls) field in Comanche County, Texas. This additional acquisition brought the Company’s interest in the well to a total 69.277146% working interest with a 51.957861% net revenue interest.

During the third quarter of 2014, the Company plugged and abandoned its Liles #1 well in Parker County, Texas. The well had been shut-in for numerous years as uneconomical and there were no remaining zones to exploit.

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

During the third quarter of 2014, the Company participated for a 6.25% non-operated working interest with a 4.6875% net revenue interest in the drilling of the State Line #1 well located in the Sawyer Field of Lea County, New Mexico. The well was drilled to a depth to a depth of 5,438 ft. in the San Andres Formation. Production casing was set and cemented in the wellbore. The San Andres was perforated from 4,934 ft. to 4,998 ft. and acidized with 5,000 gals of 15% acid. The well was placed on pump on September 25, 2014. The average production of the first 30 days was 4 bopd and 4 bswpd. The well was shut down and waiting on electrification as of December 31, 2014.

Oklahoma

During the third quarter of 2014, the Company participated for a 1.53625% non-operated working interest with a 1.1425744% net revenue interest in the drilling of the Siebold #1-2H well located in the Verden (Hoxbar) Field of Grady County, Oklahoma. The well was spud on September 8, 2014 and reached a total measured depth of 16,149 ft. in the Hoxbar Sandstone on November 10, 2014. A production liner was set inside the lateral wellbore on November 12, 2014. The well had a TVD of 11,036 ft., and was completed using the perf. and plug method. The well was fractured with a total of 4,500,000 pounds of sand and 114,000 barrels of linear gel in 21 stages. The plugs were drilled out on December 19, 2014, and first production occurred on December 22, 2014. The peak production was reported on December 27, 2014 at a rate of 1,278 bopd, 1,407 mcfgpd and 989 bwpd. As of December 31, 2014, the well was flowing at a rate of 1,184 bopd, 1,329 mcfgpd and 539 bswpd.

Louisiana

During the third quarter of 2014, the Company acquired an additional 16.3% working interest with a net revenue interest of 12.175748% in its Mayers #1 well, and an additional 16.3% working interest its Savoy #1 well in Livingston Parish, Louisiana. This additional acquisition brought the company’s interest to a total working interest of 55.316667% and a 41.320356% net revenue interest.

Alabama

During the first quarter of 2014, the Company participated for an 8.16392% non-operated working interest with a 5.8359% net revenue interest in the drilling of the Jones 28-7, 4-13 well located in the Brooklyn Field of Conecuh County, Alabama. The well was drilled to a depth of 11,775 ft. and cased. The well was perforated in the Upper Smackover formation at a depth of 11,449 ft. to 11,461 ft. The well was acidized with 3,000 gallons of 15% NEFE acid on March 5, 2014. The well swab tested and recovered 33 BO and 3 BW in a 12 hour period. Due to low fluid entry, the well was given a fracture treatment of 128,016 pounds of bauxite on June 11, 2014. The well was then swab tested and placed on pump. The well was producing 8 bopd and 10 bswpd as of October 28, 2014.

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

The net proved crude oil and natural gas reserves of the Company as of December 31, 2014 were 404,506 barrels of oil and condensate and 6.839 BCF of natural gas. Based on SEC guidelines, the reserves were classified as follows:

	Barrels of Oil	BCF Gas
Proved Developed Producing	404,506	6.839
Proved Developed Non-Producing	-	-
Proved Undeveloped	-	-
Total Proved Reserves	404,506	6.839

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

On a BOE (barrel of oil equivalent) basis (6 MCF/BOE), the net reserves are:

	Barrels of Oil Equivalent (BOE)

Natural Gas Reserves	1,139,915	74%
Oil Reserves	404,506	26%
Total Reserves	1,544,421	100%

Proved Developed Producing	1,544,421	100%
Proved Developed Non-Producing	-	0%
Proved Undeveloped	-	0%
Total Proved Reserves	1,544,421	100%

 The Company has operational control over the majority of these reserves and can therefore to a large extent control the timing of development and production.

	Barrels of Oil Equivalent (BOE)

Operated Wells	1,208,776	78%
Non-Operated Wells	335,645	22%
Total	1,544,421	100%

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

The Company is also engaged in the gathering and marketing of natural gas through its subsidiary PPC, which owns 26.1 miles of pipelines, and currently gathers approximately 1,063 mcfgpd. Natural gas is gathered for a fee. Substantially all of the natural gas gathered by the Company is produced from wells that the Company operates and in which it owns a working interest.

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

Dependence on Customers

The following is a summary of significant purchasers / operators (listed by percent of total oil and natural gas sales) from oil and natural gas produced by the Company for the three-year period ended December 31, 2014.

Purchaser / Operator	2014	2013	2012
Enbridge Energy Partners	12%	6%	9%
Halcon Resources Operating, Inc.	9%	28%	7%
New Gulf Resources	9%	0%	0%
Targa Midstream Service, LIM	8%	5%	8%
Eastex Crude Company	7%	7%	6%
Pruet Production Co.	6%	13%	9%
Shell Trading (US) Company	5%	8%	15%
Sunoco Partners Marketing	5%	4%	3%
Enlink Gas Marketing, LTD.	4%	0%	0%
Enterprise Crude Oil, LLC	2%	2%	2%
Holly Corp (Formerly Navajo Refining Co.)	2%	2%	3%
LPC Crude Oil Marketing LLC	2%	0%	0%
Enervest Operating, LLC	2%	2%	2%
Agave Energy Company	2%	0%	0%
Midcoast Energy Partners LP	2%	0%	0%
Crosstex Energy Services, LP	0%	5%	5%
Gulfmark Energy, Inc.	0%	3%	4%
Panther Energy Company, LLC	0%	1%	4%

Oil and natural gas is sold to approximately 123 different purchasers under market sensitive, short-term contracts computed on a month to month basis.

Except as set forth above, there are no other customers of the Company that individually accounted for more than two percent of the Company's oil and natural gas revenues during the three years ended

December 31, 2014.

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

Employees

The Company employs or contracts for the services of a total of approximately seventy people. Thirty-five are full-time employees. The remainder are part-time employees or independent contractors. We believe that our relationships with our employees are good.

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

“MD” means measured depth.

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

“TD” means total depth.

“TVD” means true verticle depth,

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

During the second quarter of 2014, oil and gas prices started to decline worldwide. The Company has experienced a similar decline in the selling prices of it products. Average quarterly crude oil prices per bbl for the year ended December 31, 2014 were $113.76, $100.55, $98.05, and $83.03 respectively. Average quarterly natural gas prices per Mcf were $4.64, $4.71, $4.45, and $4.06 respectively. During the first quarter of 2015, crude oil prices for West Texas Intermediate have fallen into the low $40-$45 dollar range, and could possibly go even lower. Natural gas prices for the same period have decreased to under $3.00 per Mcf. The decreases in the Company’s product prices have a direct effect on its cash flow and profits. Prolonged, substantial decreases in oil and natural gas prices would likely have a material adverse effect on the Company’s business, financial condition, and results of operations, and could further limit the Company's access to liquidity and credit, and could hinder its ability to satisfy its capital requirements.

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

The vast majority of our oil and natural gas reserves are classified as proved reserves. Recovery of the Company's future proved undeveloped reserves will require significant capital expenditures. Our management estimates that additional capital expenditures will be required to fully develop some of these reserves in the next twelve month period. No assurance can be given that our estimates of capital expenditures will prove accurate, that our financing sources will be sufficient to fully fund our planned development activities or that development activities will be either successful or in accordance with our schedule. Additionally, any significant decrease in oil and natural gas prices or any significant increase in the cost of development could result in a significant reduction in the number of wells drilled and/or reworked. No assurance can be given that any wells will produce oil or natural gas in commercially profitable quantities.

We are subject to uncertainties in reserve estimates and future net cash flows.

This annual report contains estimates of our oil and natural gas reserves and the future net cash flows from those reserves. These estimates have been prepared by Company personnel for 2014, 2013 and 2012. There are numerous uncertainties inherent in estimating quantities of reserves of oil and natural gas and in projecting future rates of production and the timing of development expenditures, including many factors beyond our control. The reserve estimates in this annual report are based on various assumptions, including, for example, constant oil and natural gas prices, operating expenses, capital expenditures and the availability of funds, and therefore, are inherently imprecise indications of future net cash flows. Actual future production, cash flows, taxes, operating expenses, development expenditures and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this annual report. Additionally, our reserves may be subject to downward or upward revision based upon actual production performance, results of future development and exploration, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

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

We do not operate some of the properties in which we have an interest and we have limited ability to exercise influence over operations for these properties or their associated costs. As of December 31, 2014, approximately 22% of our crude oil and natural gas proved reserves were operated by other companies. Our dependence on other operators and other working interest owners for these projects and our limited ability to influence operations and associated costs could materially adversely affect the realization of our targeted return on capital in drilling or acquisition activities and our targeted production growth rate. The success and timing of drilling, development and exploitation activities on properties operated by others depend on a number of factors that are beyond our control, including the operator’s expertise and financial resources, approval of other participants for drilling wells and utilization of technology.

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

Our common stock is traded on the Over-the-Counter market and is currently quoted on the OTC Market (“OTC QB”), symbol "SPND". Effective May 1, the Company’s common stock will be traded on the “ OTC Pink” marketplace.

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

We are subject to certain title risks.

Our company employees and contract land professionals have reviewed title records or other title review materials relating to substantially all of our producing properties. The title investigation performed by us prior to acquiring undeveloped properties is thorough, but less rigorous than that conducted prior to drilling, consistent with industry standards. We believe we have satisfactory title to all our producing properties in accordance with standards generally accepted in the oil and gas industry. Our properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens, which we believe do not materially interfere with the use of or affect the value of such properties. At December 31, 2014, our leaseholds for some of our net acreage were being kept in force by virtue of production on that acreage in paying quantities. The remaining net acreage was held by lease rentals and similar provisions and requires production in paying quantities prior to expiration of various time periods to avoid lease termination.

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

Our business is highly capital-intensive, requiring continuous development and acquisition of oil and gas reserves. In addition, capital is required to operate and expand our oil and natural gas field operations and purchase equipment. At December 31, 2014, we had working capital of $10,655,000. We anticipate that we will be able to meet our cash requirements for the next 12 months. However, if such plans or assumptions change or prove to be inaccurate, we could be required to seek additional financing sooner than currently anticipated.

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

Our revenues, profitability and the carrying value of our oil and gas properties are substantially dependent upon prevailing prices of, and demand for, oil and natural gas and the costs of acquiring, finding, developing and producing reserves. Our ability to obtain borrowing capacity, to repay future indebtedness, and to obtain additional capital on favorable terms is also substantially dependent upon oil and natural gas prices. Historically, the markets for oil and natural gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and natural gas are subject to wide fluctuations in response to: (i) relatively minor changes in the supply of, and demand for, oil and natural gas; (ii) market uncertainty; and (iii) a variety of additional factors, all of which are beyond our control. These factors include domestic and foreign political conditions, the price and availability of domestic and imported oil and natural gas, the level of consumer and industrial demand, weather, domestic and foreign government relations, the price and availability of alternative fuels and overall economic conditions. Furthermore, the marketability of our production depends in part upon the availability, proximity and capacity of gathering systems, pipelines and processing facilities. Volatility in oil and natural gas prices could affect our ability to market our production through such systems, pipelines or facilities. As of December 31, 2014, approximately 77% of our oil and natural gas production is currently sold to 15 purchasing firms on a month-to-month basis at prevailing spot market prices. Oil prices remained subject to unpredictable political and economic forces during 2014, 2013, and 2012, and experienced fluctuations similar to those seen in natural gas prices for the year. We believe that oil prices will continue to fluctuate in response to changes in the policies of the Organization of Petroleum Exporting Countries ("OPEC"), changes in demand from many Asian countries, current events in the Middle East and Eastern Europe, security threats to the United States, and other factors associated with the world political and economic environment. As a result of the many uncertainties associated with levels of production maintained by OPEC and other oil producing countries, the availabilities of worldwide energy supplies and competitive relationships and consumer perceptions of various energy sources, we are unable to predict what changes will occur in crude oil and natural gas prices.

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

None

Item 2. Properties

OIL AND GAS PROPERTIES

The following table sets forth pertinent data with respect to the Company-owned oil and gas properties, all located within the continental United States, as estimated by the Company:

	Years Ended December 31,
	2014	2013	2012
Gas and Oil Properties, net (1)
Proved developed gas reserves-Mcf (2)
Proved developed producing	6,839,000	6,735,000	6,506,000
Proved developed non-producing	-	27,000	27,000
Proved undeveloped gas reserves-Mcf (3)	-	-	-
Total proved gas reserves-Mcf	6,839,000	6,762,000	6,533,000

Proved Developed Crude Oil and
Condensate reserves-Bbls (2)
Proved developed producing	405,000	419,000	468,000
Proved developed non-producing	-	31,000	31,000
Proved Undeveloped crude oil and	-
Condensate reserves-Bbls (3)	-	-	-
	405,000	450,000	499,000

(1) The estimate of the net proved oil and natural gas reserves, future net revenues, and the present value of future net revenues.

(2) "Proved Developed Oil and Natural gas Reserves" are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

(3) "Proved Undeveloped Reserves" are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. See Footnote 18 to the Financial Statements, Supplemental Reserve Information (Unaudited), for further explanation of the changes for 2012 through. 2014.

(4) Reserve amounts are rounded to the nearest thousand.

Productive Wells

The following table sets forth our domestic productive wells and includes both operated wells and wells operated by third parties at December 31, 2014.

Gas Wells		Oil Wells		Total Wells
Gross	Net	Gross	Net	Gross	Net

319	100.09	184	68.75	503	168.84

Acreage

The following table sets forth our undeveloped and developed gross and net leasehold acreage for our operated and non-operated wells at December 31, 2014. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Undeveloped acreage should not be confused with undrilled acreage held by Production under the terms of a lease. Undrilled acreage held by production under the terms of a lease is included in the Developed Acreage category total shown below.

Undeveloped Acreage		Developed Acreage		Total Acreage
Gross	Net	Gross	Net	Gross	Net

4,830	1,599	94,046	22,063	98,876	23,662

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

Wells Drilled and Completed

The Company's working interests in both operated and outside operated exploration and development wells completed during the years indicated were as follows:

	2014		2013		2012
	Gross	Net	Gross	Net	Gross	Net

Exploratory Wells (1):
Productive	-	-	-	-	-	-
Non-Productive	-	-	-	-	-	-
Total	-	-	-	-	-	-

Developed Wells (2):
Productive	5.000	1.222	11.000	1.191	9.000	1.321
Non-Productive	-	-	-	-	-	-
Total	5.000	1.222	11.000	1.191	9.000	1.321

Total Exploration & Development Wells:
Productive	5.000	1.222	11.000	1.191	9.000	1.321
Non-Productive	-	-	-	-	-	-
Total	5.000	1.222	11.000	1.191	9.000	1.321

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

The following tables set forth additional data with respect to production from Company-owned oil and gas operated and non-operated properties, all located within the continental United States:

	For the years ended December 31,
	2014	2013	2012	2011	2010

Oil and Gas Production, net:
Natural Gas (Mcf)	739,948	736,645	791,708	733,816	823,957
Crude Oil & Condensate (Bbl)	89,068	89,872	79,514	48,708	31,526

Average Sales Price per Unit Produced
Natural Gas (Mcf)	$4.53	$4.05	$3.64	$5.34	$4.89
Crude Oil & Condensate (Bbl)	$93.38	$105.38	$89.50	$83.85	$74.35

Average Production Cost per Equivalent Barrel (1) (2)	$15.23	$16.58	$16.65	$19.02	$15.48

(1) Includes severance taxes and ad valorem taxes.

(2) Natural gas production is converted to equivalent barrels at the rate of six MCFG per barrel, representing relative energy content of natural gas to oil.

The Company owns producing royalties and overriding royalties under properties located in Texas. The revenue from these properties is not significant.

The Company is not aware of any major discovery or other favorable or adverse event that is believed to have caused a significant change in the estimated proved reserves since December 31, 2014.

OFFICE SPACE

The Company owns a commercial office building. The property is a two story multi-tenant, garden office building with a sub-grade parking garage. The 33 year old building contains approximately 46,286 rentable square feet and sits on a 1.4919 acre block of land situated in north Dallas, Texas in close proximity to hotels, restaurants and shopping areas (the Galleria Mall) with easy access to Interstate Highway 635 (LBJ Freeway) and Dallas Parkway (North Dallas Toll Road). The Company occupies approximately 12,759 rentable square feet of the building as its primary office headquarters, and leases the remaining space in the building to non-related third party commercial tenants at prevailing market rates.

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

The Company normally does not purchase and resell natural gas, but gathers natural gas for a fee. The fees charged in some cases are subject to regulations by the State of Texas and the Federal Energy Regulatory Commission. Average daily volumes of natural gas gathered by the pipelines owned by the Company were 1,063, 1,096, and 1,345, mcfgpd for 2014, 2013, and 2012, respectively.

Oilfield Production Equipment

The Company owns various natural gas compressors, pumping units, dehydrators and various other pieces of oil field production equipment.

Substantially all of the equipment is located on oil and gas properties operated by the Company and in which it owns a working interest. The rental fees are charged as lease operating fees to each property and each owner.

M-R Oilfield Services, LP, is an oilfield service company which provides roustabout, swabbing and completion services to the Company at rates which are at or below market. This limited partnership has Chris G. Mazzini and Michelle H. Mazzini as its limited partners. This oilfield services company currently does work exclusively for the Company and its related company, Giant Energy Corp., although it has contemplated doing work for unrelated third parties as well. The Company benefits by having immediate access to services.

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

Prior to 2004, no significant public trading market had been established for the Company's common stock. The Company does not believe that listings of bid and asking prices for its stock are indicative of the actual trades of its stock, since trades are made infrequently. The following table shows high and low trading prices for each quarter in 2014, 2013, and 2012.

	Price Per Share
	High	Low
2014
First Quarter	$ 3.95	$ 3.21
Second Quarter	6.06	3.45
Third Quarter	6.74	5.31
Fourth Quarter	5.90	4.55

2013
First Quarter	$ 2.60	$ 2.08
Second Quarter	4.15	2.50
Third Quarter	3.90	2.84
Fourth Quarter	3.92	3.21

2012
First Quarter	1.90	1.50
Second Quarter	2.35	1.84
Third Quarter	2.09	1.91
Fourth Quarter	3.10	1.86

During the First Quarter of 2015, subsequent to year end, the following high and low prices were recorded for the Company's common stock
	Price Per Share
	High	Low
2015
First Quarter	$ 5.40	$ 3.85

There is no amount of common stock that is subject to outstanding warrants to purchase, or securities convertible into, common stock of the Company.

According to the transfer records of the Company at April 15, 2015, common stock of the Company was held by approximately 540 known holders of record.

The following chart compares the yearly percentage change in the cumulative total stockholder return on the Company's Common Stock during the five years ended December 31, 2014 with the cumulative total return of the Standard and Poor's 500 Stock Index and of the Dow Jones U.S. Exploration and Production Index (formerly Dow Jones Secondary Oil Stock Index). The comparison assumes $100 was invested on December 31, 2009 in the Company's Common Stock and in each of the foregoing indices and assumes reinvestment of dividends. The Company paid no dividends on its Common Stock during the five-year period. Figures shown are past results and are not predictive of results in future periods.

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

The Company made no repurchases of its common stock during 2013 and 2014.

The repurchased shares are held as Treasury Stock.

Item 6. Selected Financial Data

The selected financial information presented should be read in conjunction with the consolidated financial statements and the related notes thereto.

	2014	2013	2012	2011	2010

Total Revenue	$13,208,000	$13,547,000	$12,106,000	$9,340,000	$7,656,000
Net Income	3,205,000	3,542,000	3,659,000	1,753,000	447,000
Earnings per Share	$0.46	$0.51	$0.49	$0.23	$0.06

	For the years ended December 31,
	2014	2013	2012	2011	2010

Total Assets	$33,506,000	$28,195,000	$24,653,000	$23,279,000	$20,777,000
Long-Term Debt	-	-	600,000	720,000	840,000

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

Results of Operations

2014 Compared to 2013

Oil revenue for 2014 was approximately $8,317,000 compared to $9,471,000 for 2013, a decrease of approximately $1,154,000 or 12.2%. Average oil prices decreased to an average of $93.38 per barrel in 2014 from an average of $105.38 per bbl in 2013, a decrease of $12.00 per bbl or 11.4%. Oil sales decreased to 89,068 bbls from approximately 89,872 bbls in 2013, a decrease of 804 bbls or 0.9%. The decrease in oil revenue and sales is predominantly due the significant decreases in crude oil prices beginning in the second half of 2014.

Natural gas revenue for 2014 was approximately $3,371,000 compared to $2,986,000 for 2013, an increase of approximately $385,000 or 12.9%. Natural gas sales increased to approximately 740,000 mcf in 2014 from approximately 737,000 mcf in 2013, an increase of approximately 3,000 mcf or 0.5%. Natural gas prices increased to an average of $4.53 per mcf in 2014, an increase of $0.48 or 11.9% from an average of $4.05 per mcf in 2013.

Revenue from lease operations was $481,000 for 2014, an increase of $72,000 or 17.6% from $409,000 in 2013. This was due primarily to an increase in field supervision charges on operated wells of approximately $31,000 as a result of workover activity during 2014. In addition there was an increase in administrative overhead billed to working interest owners of approximately $41,000 due primarily to an increase in COPAS overhead rates billed.

Revenues from gas gathering, compression and equipment rental for 2014 was $155,000, an increase of $13,000 or 9.2% from $142,000 in 2013. This was due primarily to an increase in natural gas volume sold through PPC.

Real estate rental revenue for 2014 was $240,000, down 3.6% or $9,000 from $249,000 in 2013.

Interest income for 2014 was approximately $125,000, an increase of approximately $44,000 from approximately $81,000 in 2013 or 54.3%. Although overall interest rates on deposit accounts at most of the banking institutions at which the Company is a depositor have decreased over prior years, the Company’s increased cash balances have yielded higher interest income.

Other revenue for 2014 was $519,000, as compared to $209,000 in 2013, an increase of $310,000 or 148%. This change is due primarily to the recognition of fees earned under drilling ventures. In addition, there was a decrease in the amount of cash received for farm-out agreements in 2014 over that received during 2013. From time to time, the Company farms out some of its leasehold acreage to non-affiliated third parties for exploration and development drilling. Generally, the Company receives a one-time payment for the agreement. The revenues from these farm-out agreements vary in size and frequency and should not be considered as regularly recurring revenues that the Company receives.

Lease operating expenses in 2014 were approximately $2,240,000 as compared to $2,524,000 in 2013, a net decrease of $284,000, or 11.3%. Of this net decrease, approximately $394,000 was due to decreased workover expenses on operated properties between periods, and approximately $71,000 was due to material credits transferred from various leases; both decreases were offset by approximately $86,000 attributable to new operated properties added since 2013, approximately $75,000 in increased operating expenses for non-operated leases, and the remaining $20,000 represented net increases and decreases on various properties due to general price fluctuations and levels of operation activity. The majority of the increase in operating expenses for non-operated leases was due to an agreement reached and recorded with an operator regarding lease operating expenses on multiple wells for multiple periods.

Production taxes, gathering, and marketing expenses for 2014 were approximately $996,000 compared to $1,001,000 in 2013, a decrease of approximately $5,000, or 0.5%. This decrease was directly related to the decrease in oil and natural gas production and revenues, which have been partially offset by an overall increase in gas severance tax on operated properties, caused by the expiration of certain severance tax exemptions, as well as increased expenses for non-operated leases.

Pipeline and rental expenses for 2014 were $49,000 compared to $42,000 for 2013, an increase of $7,000, or 16.7%. This increase is primarily due to repairs and maintenance expense.

Real estate expenses in 2014 were approximately $220,000 compared to $215,000 during the same period in 2013, an increase of approximately $5,000 or 2.3%.

Depreciation and amortization expense for 2014 was $1,846,000 compared to $1,913,000 for 2013, a decrease of $67,000, or 3.5%. The Company re-evaluated its proved oil and gas reserves as of December 31, 2014, and decreased its estimated total proved reserves by approximately 33,000 BOE to 1,544,000 BOE at the end of 2014 compared to 1,577,000 BOE at the end of 2013, a decrease of approximately 2.1%. Sales of oil and natural gas products during 2014 decreased by approximately 1,000 BOE from approximately 213,000 BOE in 2013 to approximately 212,000 BOE in 2014, a decrease of approximately 0.5%. (See Footnote 18 to the Financial Statements). This resulted in a decrease in the depletion rate factor from 13.395% in 2013 on an unamortized full cost pool base of $13,752,000 to a depletion rate factor of 12.090% on an unamortized full cost pool base of $14,650,000 in 2014. The net increase in the unamortized full cost pool base of $898,000 was due primarily to an increase in the amounts capitalized in the full cost pool of approximately $2,740,000 less the increase in accumulated depletion of $1,842,000.

Asset Retirement Obligation (“ARO”) accretion expense for 2014 was $42,000 down from $118,000 in 2013; a decrease of $76,000 or 64.4%. The ARO calculation is based on the Company’s annual reserve report and takes into consideration the changes between years of the Company’s estimated obligation to plug its interest in existing wells. This estimated future cost is discounted using a 10% discount factor based on the estimated life of each property. Changes are incorporated as applicable into the full cost pool and the carrying value of the liability. Accretion expense measures and incorporates changes due to the passage of time into the carrying amount of the liability.

General and administrative expenses for 2014 were approximately $4,019,000 as compared to approximately $3,648,000 for 2013, an increase of approximately $371,000 or 10.2%. The increase was primarily due to increased salary, wages and employee benefits as several new employees have been added in 2014.

The Company incurred no interest expense for 2014 compared to approximately $17,000 for 2013, a decrease of approximately $17,000. Effective December 27, 2013, the Company prepaid the remaining principal plus accrued interest on its bank loan for the Company’s office building.

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

Schedules Index at Page 43

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

Management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2014.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not Applicable

PART III

Item 10. Directors and Executive Officers Of The Registrant

The Directors and Executive Officers of the Company and certain information concerning them is set forth below:

Name	Age	Position

Chris G. Mazzini	57	Chairman of the Board, Director and President

Michelle H. Mazzini	53	Director, Vice President, Secretary, Treasurer

Ted R. Munselle	59	Director

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

Robert E. Corbin, Controller, has been a full-time employee of Spindletop since April 2002. From May 2001 until April 2002, Mr. Corbin was an Independent Accounting Consultant and devoted substantially all of his time to Spindletop. He has been active in the oil and gas industry for over 39 years, during which time he has served as financial officer of a publicly-held company as well as several private oil and gas companies and partnerships. Mr. Corbin graduated from Texas Tech University in 1969 with a BBA degree in Accounting and began his accounting career as an auditor with Arthur Andersen & Co. in 1970. Mr. Corbin is a Certified Public Accountant since 1972.

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

Board Meetings and Committees

The Board of Directors met one time in 2014. The Board has established an audit committee. The Board is small and all members of the Board serve on the audit committee. The function of the audit committee is to assist the Board in fulfilling its oversight responsibilities by reviewing the financial information that will be provided to the shareholders and others, the systems of internal controls that management and the Board of Directors have established, and the audit process. During 2011, the audit committee was comprised of Mr. David Allard (Chairman), Mr. Chris Mazzini, and Ms. Michelle Mazzini. Subsequent to December 31, 2011, Mr. Allard resigned as a member of the Board of Directors and as Chairman of the Audit Committee.

Effective with his appointment as a member of the Board of Directors of the Company on February 17, 2012, Mr. Ted Munselle assumed the position of Chairman of the Audit Committee. During 2014, Mr. Munselle was Chairman of the Audit Committee.

With respect to nominations to the Board, compensation, financial planning, strategies, and business alternatives, the Company does not have separate committees as the Board is small and all members of the Board participate in making recommendations and decisions on these matters.

Item 11. Executive Compensation

Cash Compensation

Cash compensation including salaries and bonuses, of $326,539, $349,405, and $415,132 was paid to Mr. Mazzini in 2014, 2013, and 2012 respectively. Cash compensation including salaries and bonuses of $209,424, $226,185, and $281,950 was paid to Ms. Mazzini in 2014, 2013, and 2012 respectively.

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

Compensation of Directors

Directors who are employees of the Company are not currently compensated for their services on the Board. Mr. Munselle was paid a director’s fee of $10,000 in 2014, $10,000 in 2013 and $10,000 in 2012 to compensate him for his position as the Board of Directors’ Financial Expert. Mr. Munselle also receives $2,500 for each Board of Directors’ meeting during the year other than the annual meeting. Mr. Munselle was paid a total of $10,000 in 2014, $10,000 in 2013 and $12,500 in 2012.

Termination of Employment and Change of Control Arrangement

There are no plans or arrangements for payment to officers or directors upon resignation or a change in control of the Registrant.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

Security Ownership of Certain Beneficial Owners and Managers

The table below sets forth the information indicated regarding ownership of the Registrant's common stock, $.01 par value, the only outstanding voting securities, as of April 15, 2015 with respect to: (i) any person who is known to the Registrant to be the owner of more than five percent of the Registrant's common stock; (ii) the common stock of the Registrant beneficially owned by each of the directors of the Registrant, and (iii) by all officers and directors as a group. Each person has sole investment and voting power with respect to the shares indicated, except as otherwise set forth in the footnotes to the table.

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

** Percentages are based upon 6,936,269 shares of Common Stock outstanding at April 15, 2015.

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

Certain Business Relationships

The long-term debt, which was secured by the commercial office building, was also guaranteed individually by Chris G. Mazzini and Michelle H. Mazzini, related parties. Effective December 27, 2013, the Company prepaid the remaining principal balance plus accrued interest and the note was paid in full.

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

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees for professional services rendered to Spindletop Oil & Gas Co. and Subsidiaries for the years 2014 and 2013 by accounting firm, Farmer, Fuqua, & Huff, P.C.

Type of Fees	2014	2013

Audit Fees	$ 45,500	$ 44,000
Audit Related Fees	-	-
Tax Fees	-	-
All other fees	-	-

Members of the Board of Directors (the "Board") fulfill the responsibilities of an audit committee and have established policies and Procedures for the approval and pre-approval of audit services and permitted non-audit services. The Board has the responsibility to engage and terminate Farmer, Fuqua, & Huff, P.C. independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All the fees for 2014 and 2013 were pre-approved by the Board or were within the pre-approved guidelines for permitted non-audit services and fees established by the Board, and there were no instances of waiver of approved requirements or guidelines during the same periods.

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

(c) The Index to Consolidated Financial Statements and Supplemental Schedules is included following the signatures, beginning at page 45 of this Report

(d) Supplemental Reserve Information (unaudited) is included in Note 18 to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be been signed in its behalf by the undersigned, thereunto duly authorized.

SPINDLETOP OIL & GAS CO.

Date: April 15, 2015

By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures
Principal Executive Officers	Capacity	Date

/s/ Chris Mazzini
	President, Director	April 15, 2015
Chris Mazzini	(Chief Executive Officer

/s/ Michelle Mazzini
	Vice President, Secretary,	April 15, 2015
Michelle Mazzini	Treasurer, Director

/s/ Ted R. Munselle
	Director	April 15, 2015
Ted R. Munselle

/s/ Robert E. Corbin	Controller (Principal Financial	April 15, 2015
and Accounting Officer)
Robert E. Corbin

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
Index to Consolidated Financial Statements and Schedules

Page

Report of Independent Registered Public Accounting Firm	47

Consolidated Balance Sheets - December 31, 2014 and 2013	48-49

Consolidated Statements of Operations for the years ended
December 31, 2014, 2013 and 2012	50

Consolidated Statements of Changes in Shareholders'
Equity for the years ended December 31, 2014, 2013, and 2012.	51

Consolidated Statements of Cash Flows for the years ended
December 31, 2014, 2013 and 2012	52

Notes to Consolidated Financial Statements	53

Schedules for the years ended December 31, 2014, 2013 and 2012
II - Valuation and Qualifying Accounts	70
III - Real Estate and Accumulated Depreciation	71

All other schedules have been omitted because they are not applicable, not required, or the information has been supplied in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Spindletop Oil & Gas Co.

We have audited the accompanying consolidated balance sheets of Spindletop Oil & Gas Co. (A Texas Corporation) and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2014. Spindletop Oil & Gas Co.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spindletop Oil & Gas Co. and subsidiaries as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of Spindletop Oil & Gas Co.’s internal control over financial reporting as of December 31, 2014 included in the accompanying management report on internal control over financial reporting and, accordingly, we do not express an opinion thereon.

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

/s/ Farmer, Fuqua & Huff, P.C.

Richardson, Texas

April 15, 2015

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
ASSETS

Current Assets
Cash and cash equivalents	$ 14,294,000	$ 9,129,000
Accounts receivable, trade	2,153,000	3,633,000
Prepaid income tax	172,000	-
Other short-term investments	400,000	400,000
Total Current Assets	17,019,000	13,162,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	28,067,000	24,823,000
Rental equipment	406,000	399,000
Gas gathering system	180,000	145,000
Other property and equipment	251,000	251,000
	28,904,000	25,618,000
Accumulated depreciation and amortization	(15,147,000)	(13,352,000)
Total Property and Equipment	13,757,000	12,266,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,580,000	1,580,000
Accumulated depreciation	(756,000)	(705,000)
Total Real Estate Property	1,512,000	1,563,000

Other Assets
Other long-term investments	1,200,000	1,200,000
Other	18,000	4,000
Total Other Assets	1,218,000	1,204,000
Total Assets	$ 33,506,000	$ 28,195,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 6,257,000	$ 3,935,000
Income tax payable	-	252,000
Tax savings benefit	97,000	97,000
Total Current Liabilities	6,354,000	4,284,000

Noncurrent Liabilities
Asset retirement obligation	1,078,000	1,107,000
Total Noncurrent Liabilities	1,078,000	1,107,000

Deferred Income Tax Payable	1,828,000	1,763,000

Total Liabilities	9,260,000	7,154,000

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 6,936,269 shares outstanding at December 31, 2014 and at December 31, 2013.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury stock, at cost	(1,536,000)	(1,536,000)
Retained earnings	24,762,000	21,557,000
Total Shareholders' Equity	24,246,000	21,041,000
Total Liabilities and Shareholders' Equity	$ 33,506,000	$ 28,195,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2014	2013	2012
Revenues
Oil and gas revenues	$ 11,688,000	$ 12,457,000	$ 9,998,000
Revenue from lease operations	481,000	409,000	359,000
Gas gathering, compression, equipment rental	155,000	142,000	145,000
Real estate rental income	240,000	249,000	242,000
Interest Income	125,000	81,000	78,000
Other	519,000	209,000	1,284,000
Total Revenues	13,208,000	13,547,000	12,106,000

Expenses
Lease operations	2,240,000	2,524,000	2,631,000
Production taxes, gathering and marketing	996,000	1,001,000	891,000
Pipeline and rental operations	49,000	42,000	26,000
Real estate operations	220,000	215,000	185,000
Depreciation and amortization	1,846,000	1,913,000	1,647,000
ARO accretion expense	42,000	118,000	40,000
General and administrative	4,019,000	3,648,000	3,719,000
Interest expense	-	17,000	29,000
Total Expenses	9,412,000	9,478,000	9,168,000
Income Before Income Tax	3,796,000	4,069,000	2,938,000

Current income tax provision	526,000	602,000	247,000
Deferred income tax provision (benefit)	65,000	(75,000)	(968,000)
Total income tax provision (benefit)	591,000	527,000	(721,000)
Net Income	$ 3,205,000	$ 3,542,000	$ 3,659,000

Earnings per Share of Common Stock
Basic and Diluted	$ 0.46	$ 0.51	$ 0.49

Weighted Average Shares Outstanding
Basic and Diluted	6,936,269	6,936,269	7,541,352

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2014, 2013, 2012

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings

Balance December 31, 2011	7,677,471	$ 77,000	$ 943,000	16,668	$ (8,000)	14,356,000

Purchase of 700,000 shares of Common Stock as Treasury Stock				700,000	(1,491,000)

Purchase of 24,534 shares of Common Stock as Treasury Stock				24,534	(37,000)

Net Income						3,659,000
Balance December 31, 2012	7,677,471	77,000	943,000	741,202	(1,536,000)	18,015,000

Net Income						$ 3,542,000

Balance December 31, 2013	7,677,471	77,000	943,000	741,202	(1,536,000)	21,557,000

Net Income						3,205,000
Balance December 31, 2014	7,677,471	$ 77,000	$ 943,000	741,202	$ (1,536,000)	$ 24,762,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended Dec 31,
	2014	2013	2012
Cash Flows from Operating Activities
Net Income	$ 3,205,000	$ 3,542,000	$ 3,659,000
Reconciliation of net income to net cash
provided by operating activities
Depreciation and amortization	1,846,000	1,913,000	1,647,000
Accretion of asset retirement obligation	42,000	118,000	40,000
Changes in accounts receivable	1,480,000	(1,478,000)	(546,000)
Changes in prepaid income tax	(172,000)	-	405,000
Changes in accounts payable & accrued liabilities	2,322,000	484,000	229,000
Changes in current tax payable	(252,000)	153,000	99,000
Changes in deferred tax payable	65,000	(75,000)	(968,000)
Other	(14,000)	2,000	9,000
Net cash provided by operating activities	8,522,000	4,659,000	4,574,000

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development costs	(3,357,000)	(1,961,000)	(2,464,000)
Purchase of other property and equipment	-	-	(6,000)
Net cash used for investing activities	(3,357,000)	(1,961,000)	(2,470,000)

Cash Flows from Financing Activities
Repayment of note payable to bank	-	(720,000)	(120,000)
Purchase of 724,534 shares of treasury stock	-	-	(1,528,000)
Net cash used for financing activities	-	(720,000)	(1,648,000)
Increase in cash	5,165,000	1,978,000	456,000

Cash at beginning of period	9,129,000	7,151,000	6,695,000
Cash at end of period	$ 14,294,000	$ 9,129,000	$ 7,151,000

Interest paid in cash	$ -	$ 17,000	$ 29,000
Income taxes paid in cash	$ 950,000	$ 450,000	$ 50,000

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

Organization and Nature of Operations

The Company was organized as a Texas corporation in September 1985, in connection with the Plan of Reorganization ("the Plan"), effective September 9, 1985, of Prairie States Exploration, Inc., ("Exploration"), a Colorado corporation, which had previously filed for Chapter 11 bankruptcy. In connection with the Plan, Exploration was merged into the Company, with the Company being the surviving corporation. After giving effect to a stock split, up to a total of 166,667 of the Company's common shares may be issued to Exploration's former shareholders. As of December 31, 2014, 122,436 shares have been issued to former shareholders in connection with the Plan.

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

If unamortized costs capitalized within a cost center, less related deferred income taxes, exceed the cost center ceiling (as defined), the excess is charged to expense and separately disclosed during the period in which the excess occurs. Amounts required to be written off will not be reinstated for any subsequent increase in the cost center ceiling. No impairment of oil and gas properties charge was recorded for 2014, 2013 or 2012.

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

Investments in Real Estate

All investments in real estate holdings are stated at cost or adjusted carrying value. ASC Topic 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, requires that a property be considered impaired if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. If impairment exists, an impairment loss is recognized by a charge against earnings equal to the amount by which the carrying amount of the property exceeds fair market value less cost to sell the property. If impairment of a property is recognized, the carrying amount of the property is reduced by the amount of the impairment, and a new cost for the property is established. Depreciation is provided over the properties estimated remaining useful life. There was no charge to earnings during 2014 due to impairment of real estate holdings.

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

The following table reflects the changes of the asset retirement obligations during the period ending December 31;

	2014	2013
Carrying amount of asset retirement obligation	$1,107,000	$949,000
Liabilities added	36,000	95,000
Liabilities divested or settled	(107,000)	(55,000)
Current period accretion expenses	42,000	118,000
Carrying amount as of December 31,	$1,078,000	$1,107,000

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

The Company adopted the provisions of the interpretation of ASC Topic 740-10 effective January 1, 2007. The adoption of this accounting principle did not have an effect on the Company’s consolidated financial statements at, and for the three years ended December 31, 2014.

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

Currently, there are no other new accounting pronouncements that were issued to be effective in 2014 or subsequent thereto that would have a material impact on the Company’s financial reporting.

Subsequent Events

The Company has evaluated subsequent events through the issuance date of April 15, 2015.

3. ACCOUNTS RECEIVABLE

	December 31,
	2014	2013

Trade	$82,000	$123,000
Accrued receivable	2,086,000	3,525,000
	2,168,000	3,648,000
Less: Allowance for losses	(15,000)	(15,000)
	$2,153,000	$3,633,000

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

4. ACCOUNTS PAYABLE

	December 31,
	2014	2013

Trade payables	$810,000	$844,000
Production proceeds payable	2,951,000	2,661,000
Prepaid drilling costs	2,496,000	430,000
	$6,257,000	$3,935,000

5. NOTES PAYABLE

Effective December 27, 2013, the Company prepaid the remaining principal balance plus accrued interest on its note payable to a bank for the commercial office building. The note was paid in full.

6. RELATED PARTY TRANSACTIONS

On October 1, 2008, Giant entered into an Administrative Services Agreement with the Company whereby Giant agreed to pay the Company $250 per month for the Company providing administrative services to Giant. The Company also entered into a management services agreement with M-R Oilfield Services, LP (“MRO”), whereby MRO makes monthly payments in the amount of $1,000 to the Company in exchange for the Company providing administrative services to MRO. On October 1, 2008, the Company entered into a similar agreement with Giant NRG, LP (“NRG”), a limited partnership with Chris Mazzini and Michelle Mazzini as limited partners. Under this agreement NRG pays a monthly fee of $2,500 to the Company in exchange for the Company providing certain administrative services to NRG. The Company has entered into a similar arrangement with Peveler Pipeline, LP ("Peveler"), whereby Peveler pays the Company a monthly charge of $250 in exchange for the Company providing administrative services to Peveler. Chris and Michelle Mazzini are the owners of Peveler Pipeline, LP, a limited partnership which owns a pipeline gathering system servicing wells owned by Giant, another related entity, described elsewhere in this report. The Company entered into a similar agreement with M-R Ventures, LLC (“MRV”), a limited liability company that operates some wells in Michigan, and that is owned by Chris and Michelle Mazzini. Pursuant to this agreement, MRV pays the Company a monthly fee in the amount of $500 for certain administrative services that the Company provides to MRV. The Company entered into a similar agreement with Reserve Royalty Company (“Reserve”) a sole proprietorship that holds some royalty interests owned by Chris and Michelle Mazzini. Pursuant to this agreement, Reserve pays the Company a monthly fee in the amount $350 for certain administrative services that the Company provides to Reserve.

The long-term debt, which was secured by the commercial office building, was also guaranteed individually by Chris G. Mazzini and Michelle H. Mazzini, related parties. Effective December 27, 2013, the Company prepaid the remaining principal balance plus accrued interest and the note was paid in full.

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

During the three year period ending December 31, 2014, the Company did not issue any compensation related to share-based payments.

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

The Company made no repurchases of its common stock during 2013 or 2014.

The repurchased shares are held as Treasury Stock.

8. INCOME TAXES

The Company accounts for income taxes pursuant to ASC Topic 740-10, "Accounting for Income Taxes". ASC Topic 740-10 utilizes the liability method of computing deferred income taxes.

In connection with the Plan discussed in Note 1, the Company agreed to pay, in cash, to Exploration's unsecured creditors, as defined, one-half of the future reductions of Federal income taxes which were directly related to any allowed carryovers of Exploration's net operating losses and investment tax credits. Such payments are to be made on a pro-rata basis. Amounts incurred under this agreement, which are considered contingent consideration, totaled $ -0-, $ -0-, and $ -0- in 2014, 2013 and 2012, respectively. As of December 31, 2014 the Company has not received a ruling from the Internal Revenue Service concerning the net operating loss and investment credit carryovers. Until the tax savings which result from the utilization of these carry-forwards is assured, the Company will not pay to Exploration's unsecured creditors any of the tax savings benefit. As of December 31, 2014, the Company owes $97,000 to Exploration's unsecured creditors.

In calculating tax savings benefits described above, consideration was given to the alternative minimum tax, where applicable, and the tax effects of temporary differences, as shown below:

Income tax differed from the amounts computed by applying an effective United States federal income tax rate of 34% to pretax income in 2014, 2013 and 2012 as a result of the following:

	2014	2013	2012
Computed expected tax expense (benefit)	$1,290,000	$1,405,000	$999,000

Miscellaneous timing differences
related to book and tax depletion
intangible drilling costs	(764,000)	(803,000)	(752,000)
Expected Federal income tax expense (benefit)	$526,000	$602,000	$247,000

Income tax expense (benefit) for the years ended December 31, 2014, 2013 and 2012 consisted of the following:

	2014	2013	2012
Federal income taxes (benefit)	$526,000	$602,000	$247,000
State income taxes	-	-	-
Current income tax provision (benefit)	$526,000	$602,000	$247,000

Deferred income taxes reflect the effects of temporary differences between the tax bases of assets and liabilities and the reported amounts of those assets and liabilities for financial reporting purposes. Deferred income taxes also reflect the value of investment tax credits and an offsetting valuation allowance. The Company's total deferred tax assets and corresponding valuation allowance at December 31, 2014 and 2013 consisted of the following:

	December 31,
	2014	2013
Deferred tax assets
Depreciation, depletion and amortization	450,000	348,000
Other, net	7,000	7,000
Total	457,000	355,000

Deferred tax liabilities
Expired leasehold	89,000	12,000
Intangible drilling costs	(2,115,000)	(1,972,000)
Depreciation	(259,000)	(158,000)
Net deferred tax liability	$ (1,828,000)	$ (1,763,000)

9. CASH FLOW INFORMATION

The Company does not consider any of its assets, other than cash and certificates of deposit shown as cash on the balance sheet, to meet the definition of a cash equivalent.

	2014	2013	2012

Interest expense	$-	$17,000	$29,000

Income taxes	950,000	450,000	50,000

Excluded from the Consolidated Statements of Cash Flows were the effects of certain non-cash investing and financing activities, as follows:

	2014	2013	2012
Addition (Reduction) of oil & gas
properties by recognitions of
asset retirement obligation	$(71,000)	$40,000	$(36,000)
	$(71,000)	$40,000	$(36,000)

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

As of December 31, 2014 the Company had approximately $11,081,000 in checking and money market accounts at one bank, and approximately $3,320,000 in a second bank. The Company also had approximately $2,981,000, including $400,000 of short-term certificates of deposit and $1,200,000 of long-term certificates of deposit invested at five other banking institutions. Cash amounts on deposit at these institutions exceeded current per account FDIC protection limits by approximately $13,852,000.

Most of the Company's business activity is located in Texas. Accounts receivable as of December 31, 2014 and 2013 are due from both individual and institutional owners of joint interests in oil and gas wells as well as purchasers of oil and natural gas. A portion of the Company's ability to collect these receivables is dependent upon revenues generated from sales of oil and natural gas produced by the related wells.

12. FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments at December 31, 2014 and 2013 follows:

	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash	$ 14,294,000	$ 14,294,000	$ 9,129,000	$ 9,129,000
Short-term certificates	400,000	400,000	400,000	400,000
Long-term certificates	1,200,000	1,200,000	1,200,000	1,200,000
Accounts receivable	2,153,000	2,153,000	3,633,000	3,633,000

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

At December 31, 2014 the Company has acquired bonds and letters of credit issued in favor of various state regulatory agencies as mandated by state law in order to comply with financial assurance regulations required to perform oil and gas operations within the various state jurisdictions.

The Company has seven, $5,000 single-well bonds totaling $35,000 and one $10,000 single well bond with an insurance company, for wells the Company operates in Alabama. The $5,000 bonds are written for a three year period and the $10,000 bond is written for a one year period.

The Company has 10 letters of credit from a bank issued for the benefit of various state regulatory agencies in Texas, New Mexico, Oklahoma, and Louisiana, ranging in amounts from $10,000 to $50,000 and totaling $298,000. These letters of credit have expiration dates that range from January 31, 2015 through March 31, 2016 and are fully secured by funds on deposit with the bank in business money market accounts.

14. ADDITIONAL OPERATIONS AND BALANCE SHEET INFORMATION

Certain information about the Company's operations for the years ended December 31, 2014, 2013 and 2012 follows.

Sale of Oil & Gas Properties

In December, 2012, the Company sold its working interest effective October 1, 2012, in 29 non-operated properties located in Palo Pinto, Wise, Jack, and Parker Counties, Texas to the operator of the wells for a gross sales price of $165,000.

Dependence on Customers

The following is a summary of significant purchasers / operators (listed by percent of total oil and natural gas sales) from oil and natural gas produced by the Company for the three-year period ended December 31, 2014:

Purchaser / Operator	2014	2013	2012
Enbridge Energy Partners	12%	6%	9%
Halcon Resources Operating, Inc.	9%	28%	7%
New Gulf Resources	9%	0%	0%
Targa Midstream Service, LIM	8%	5%	8%
Eastex Crude Company	7%	7%	6%
Pruet Production Co.	6%	13%	9%
Shell Trading (US) Company	5%	8%	15%
Sunoco Partners Marketing	5%	4%	3%
Enlink Gas Marketing, LTD.	4%	0%	0%
Enterprise Crude Oil, LLC	2%	2%	2%
Holly Corp (Formerly Navajo Refining Co.)	2%	2%	3%
LPC Crude Oil Marketing LLC	2%	0%	0%
Enervest Operating, LLC	2%	2%	2%
Agave Energy Company	2%	0%	0%
Midcoast Energy Partners LP	2%	0%	0%
Crosstex Energy Services, LP	0%	5%	5%
Gulfmark Energy, Inc.	0%	3%	4%
Panther Energy Company, LLC	0%	1%	4%

Oil and natural gas is sold to approximately 123 different purchasers under market sensitive, short-term contracts computed on a month to month basis.

Except as set forth above, there are no other customers of the Company that individually accounted for more than two percent of the Company's oil and gas revenues during the three years ended

December 31, 2014.

The Company currently has no hedged contracts.

Certain revenues, costs and expenses related to the Company's oil and gas operations are as follows:

	Year Ended December 31,
	2014	2013	2012
Capitalized costs relating to oil and gas
producing activities:
Unproved properties	$1,847,000	$2,398,000	$2,267,000
Proved properties	26,220,000	22,425,000	20,555,000
Total capitalized costs	28,067,000	24,823,000	22,822,000
Accumulated amortization	(14,357,000)	(12,586,000)	(10,744,000)
Total capitalized costs, net	$13,710,000	12,237,000	12,078,000

	Year Ended December 31,
	2014	2013	2012
Costs incurred in oil and gas property
acquisitions, exploration and development:
Acquisition of properties	$413,000	$914,000	$685,000
Development costs	2,617,000	1,087,000	1,742,000
Total costs incurred	$3,030,000	$2,001,000	$2,427,000

	Year Ended December 31,
	2014	2013	2012
Results of operations from producing activities:
Sales of oil and gas	$ 11,688,000	$ 12,457,000	$ 9,999,000

Production costs	3,236,000	3,526,000	3,521,000
Amortization of oil and gas properties	1,771,000	1,842,000	1,583,000
Total production costs	5,007,000	5,368,000	5,104,000
Total net revenue	$ 6,681,000	$ 7,089,000	$ 4,895,000

	Year Ended December 31,
	2014	2013	2012
Sales price per equivalent Mcf	$9.17	$9.76	$7.88
Production costs per equivalent Mcf	$2.54	$2.76	$2.78
Amortization per equivalent Mcf	$1.39	$1.44	$1.25

	Year Ended December 31,
	2014	2013	2012
Results of operations from gas gathering
and equipment rental activities:
Revenue	$155,000	$142,000	$145,000
Operating expenses	49,000	42,000	26,000
Depreciation	6,000	-	-
Total costs	55,000	42,000	26,000
Total net revenue	$100,000	$100,000	$119,000

15. BUSINESS SEGMENTS

The Company's three business segments are (1) oil and gas exploration, acquisition, production and operations, (2) transportation and compression of natural gas, and (3) commercial real estate investment. Management has chosen to organize the Company into the three segments based on the products or services provided. The following is a summary of selected information for these segments for the three-year period ended December 31, 2014:

	Year Ended December 31,
	2014	2013	2012
Revenues: (1)
Oil and gas exploration, production	$12,169,000	$12,866,000	$10,357,000
and operations
Gas gathering, compression and	155,000	142,000	145,000
equipment rental
Real estate rental	240,000	249,000	242,000
	$12,564,000	$13,257,000	$10,744,000

	Year Ended December 31,
	2014	2013	2012
Depreciation, depletion, and
amortization expense:
Oil and gas exploration, production	$1,794,000	$1,860,000	$1,594,000
and operations
Gas gathering, compression and	-	-	-
equipment rental
Real estate rental	52,000	53,000	53,000
	$1,846,000	$1,913,000	$1,647,000

	Year Ended December 31,
	2014	2013	2012
Income from operations:
Oil and gas exploration, production	$ 7,097,000	$ 7,363,000	$ 5,201,000
and operations
Gas gathering, compression and	106,000	100,000	119,000
equipment rental
Real estate rental	(32,000)	(19,000)	4,000
	7,171,000	7,444,000	5,324,000
Corporate and other (2)	(3,966,000)	(3,902,000)	(1,665,000)
Consolidated net income	$ 3,205,000	$ 3,542,000	$ 3,659,000

	Year Ended December 31,
	2014	2013	2012
Identifiable assets net of DDA:
Oil and gas exploration, production
and operations	$ 13,722,000	$ 12,267,000	$ 12,126,000
Gas gathering, compression and
equipment rental	35,000	(1,000)	-
Real estate rental	1,512,000	1,563,000	1,615,000
	15,269,000	13,829,000	13,741,000
Corporate and other (3)	18,237,000	14,366,000	10,912,000
Consolidated total assets	$ 33,506,000	$ 28,195,000	$ 24,653,000

Note (1): All reported revenues are from external customers.

Note (2): Corporate and other includes general and administrative expenses,

other non-operating income and expense and income taxes.

Note (3): Corporate and other includes cash, accounts and notes receivable,

inventory, other property and equipment and intangible assets.

16. SUPPLEMENTARY INCOME STATEMENT INFORMATION

The following items were charged directly to expense:

	Year Ended December 31,
	2014	2013	2012
Maintenance and repairs	$40,000	$17,000	$11,000
Production taxes	582,000	569,000	487,000
Taxes, other than payroll and income taxes	48,000	29,000	9,000

17. QUARTERLY DATA (UNAUDITED)

The table below reflects selected quarterly information for the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$ 3,568,000	$ 3,893,000	$ 3,174,000	$ 2,573,000
Expense	$ (2,047,000)	$ (2,513,000)	$ (2,001,000)	$ (2,851,000)
Operating income (loss)	1,521,000	1,380,000	1,173,000	(278,000)
Current tax (provision) benefit	(216,000)	39,000	(136,000)	(213,000)
Deferred tax (provision) benefit	(290,000)	(100,000)	(107,000)	432,000
Net income (loss)	$ 1,015,000	$ 1,319,000	$ 930,000	$ (59,000)
Earnings (loss) per share of
common stock
Basic and diluted	$ 0.15	$ 0.19	$ 0.13	$ (0.01)

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$ 2,368,000	$ 3,763,000	$ 2,647,000	$ 4,769,000
Expense	(1,839,000)	(2,240,000)	(2,120,000)	(3,279,000)
Operating income (loss)	529,000	1,523,000	527,000	1,490,000
Current tax (provision) benefit	(82,000)	(246,000)	10,000	(284,000)
Deferred tax (provision) benefit	54,000	(209,000)	35,000	195,000
Net income (loss)	$ 501,000	$ 1,068,000	$ 572,000	$ 1,401,000
Earnings (loss) per share of
common stock
Basic and diluted	$ 0.07	$ 0.15	$ 0.08	$ 0.21

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$ 2,356,000	$ 2,940,000	$ 2,561,000	$ 4,249,000
Expense	(1,717,000)	(2,055,000)	(1,928,000)	(3,468,000)
Operating income (loss)	639,000	885,000	633,000	781,000
Current tax (provision) benefit	(78,000)	(66,000)	(3,000)	(100,000)
Deferred tax (provision) benefit	181,000	199,000	90,000	498,000
Net income (loss)	$ 742,000	$ 1,018,000	$ 720,000	$ 1,179,000
Earnings (loss) per share of
common stock
Basic and diluted	$ 0.10	$ 0.13	$ 0.09	$ 0.17

18. SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

The Company’s net proved oil and natural gas reserves as of December 31, 2014, 2013, and 2012 have been estimated by Company personnel.

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

The following reserve estimates were based on existing economic and operating conditions. Oil and natural gas prices for 2014, 2013, and 2012 were calculated using a 12-month average price, calculated as the un-weighted arithmetic average of the first-day-of-the month price for each month of each year. Operating costs, production and ad valorem taxes and future development costs were based on current costs with no escalation.

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

Changes in Estimated Quantities of Proved Oil and Gas Reserves (Unaudited):

Quantities of Proved Reserves:	Crude Oil Bbls	Natural Gas Mcf
Balance December 31, 2011	431,980	8,151,250
Sales of reserves in place	(980)	(205,900)
Acquired properties	13,930	1,003,190
Extensions and discoveries	75,918	47,920
Revisions of previous estimates *	57,386	(1,671,752)
Production	(79,514)	(791,708)
Balance December 31, 2012	498,720	6,533,000
Sales of reserves in place	-	-
Acquired properties	11,490	630,830
Extensions and discoveries	44,082	13,930
Revisions of previous estimates *	(14,540)	321,215
Production	(89,872)	(736,645)
Balance December 31, 2013	449,880	6,762,330
Sales of reserves in place	-	-
Acquired properties	8,910	-
Extensions and discoveries	10,240	69,870
Revisions of previous estimates *	24,544	747,239
Production	(89,068)	(739,948)
Balance December 31, 2014	404,506	6,839,491

* May also include divestitures, not only changes in engineering.

Proved Developed Reserves:
Balance December 31, 2012	498,720	6,533,000
Balance December 31, 2013	449,880	6,762,330
Balance December 31, 2014	404,506	6,839,491

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

Reserve estimates were prepared in accordance with standard Security and Exchange Commission guidelines. The future net cash flow for 2014, 2013, and 2012, was computed using a 12-month average price, calculated as the un-weighted arithmetic average of the first-day-of-the month price for each month of the year. Lease operating costs, compression, dehydration, transportation, ad valorem taxes, severance taxes, and federal income taxes were deducted. Costs and prices were held constant and were not escalated over the life of the properties. No deduction has been made for interest, or general corporate overhead. The annual discount of estimated future cash flows is defined, for use herein, as future cash flows discounted at 10% per year, over the expected period of realization.

Proved Developed Reserves were calculated based on Decline Curve Analysis on 76 operated wells and 71 non-operated wells. Materially insignificant operated and non-operated wells were excluded from the reserve estimate.

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

	Year Ended December 31,
	2014	2013	2012
Future production revenue	$63,857,000	$69,583,000	$68,813,000
Future development costs	-	(108,000)	(108,000)
Future production costs	(27,073,000)	(30,072,000)	(29,746,000)
Future net cash flow before Federal income taxes	36,784,000	39,403,000	38,959,000
Future income taxes	(10,300,000)	(11,033,000)	(10,909,000)
Future net cash flows	26,484,000	28,370,000	28,050,000
Effect of 10% annual discounting	(4,266,000)	(4,209,000)	(5,787,000)
Standardized measure of discounted cash flows	$22,218,000	$24,161,000	$22,263,000

Changes in the standardized measure of discounted future net cash flows:

	Year Ended December 31,
	2014	2013	2012
Beginning of the year	$ 24,161,000	$ 22,263,000	$ 23,462,000
Sales of oil and gas, net of production costs	(8,041,000)	(8,498,000)	(6,161,000)
Net changes in prices and production costs	(969,000)	2,945,000	(2,990,000)
Extensions, discoveries, additions
less related costs	345,000	2,916,000	3,498,000
Development costs incurred	2,490,000	1,035,000	1,657,000
Net changes in future development cost	(103,000)	7,000	7,000
Revisions of previous quantity estimates	1,474,000	(946,000)	(1,742,000)
Net change in purchase and sales of
minerals in place	116,000	1,200,000	1,051,000
Accretion of discount	2,416,000	2,226,000	2,346,000
Net change in income taxes	(22,000)	614,000	1,502,000
Other	351,000	399,000	(367,000)
End of year	$ 22,218,000	$ 24,161,000	$ 22,263,000

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

SCHEDULE I I

	Balance	Costs & Expenses	Deductions	Ending Balance
Allowance for doubtful accounts

December 31, 2012	$15,000	$-	$-	$15,000

December 31, 2013	$15,000	$-	$-	$15,000

December 31, 2014	$15,000	$-	$-	$15,000

SCHEDULE III

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION

Initial Cost to Corporation					Total Cost
Description		Encumbrances	Land	Buildings	Subsequent to Acquist'n

Two story multi-tenant garden office building with sub-grade parking garage located in Dallas, Texas		(b)	$ 688,000	$ 1,298,000	$ 282,000

Gross amounts at which carried at close of year

Land	Buildings	Total	Accumulated Depreciation	Life on which Depreciation Calculated	Date Acquired

$ 688,000	$1,580,000	$ 2,268,000	$ 756,000	(a)	12/27/2004

Notes to Schedule III

(a) See Footnote 2 to the Financial Statements outlining depreciation methods and lives.

(b) See description of notes payable in Footnote 5 to the Financial Statements outlining the terms and provisions of the acquisition loan for the building.

(c) The reconciliation for investments in real estate and accumulated depreciation for the years ended December 31, 2014 are as follows

	Investments in Real Estate	Accumulated Depreciation
Balance, December 31, 2005	$1,986,000	$49,000
Acquisitions	210,000
Depreciation expense		71,000
Balance, December 31, 2006	2,196,000	120,000
Acquisitions	34,000
Depreciation expense		84,000
Balance, December 31, 2007	2,230,000	204,000
Acquisitions	38,000
Depreciation expense		96,000
Balance, December 31, 2008	2,268,000	300,000
Acquisitions
Depreciation expense		100,000
Balance, December 31, 2009	2,268,000	400,000

Acquisitions
Depreciation expense		101,000
Balance, December 31, 2010	2,268,000	501,000
Acquisitions
Depreciation expense		100,000
Balance, December 31, 2011	2,268,000	601,000
Acquisitions
Depreciation expense		51,000
Balance, December 31, 2012	2,268,000	652,000
Acquisitions
Depreciation expense		52,000
Balance, December 31, 2013	2,268,000	704,000
Acquisitions
Depreciation expense		52,000
Balance, December 31, 2014	2,268,000	756,000

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

Date: April 15, 2015

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

Date: April 15, 2015

By:/s/ Robert E. Corbin
Robert E. Corbin
Controller, Principal Financial and Accounting Officer

Exhibit 32

Certification Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of Spindletop Oil & Gas Co. (the “Company”), on Form 10-K for the year ended December 31, 2014 as filed with the Securities Exchange Commission on the date hereof (the “Report”), the undersigned Principal Executive Officer and Principal Financial and Accounting Officer of the Company, do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: April 15, 2015

By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

By:/s/ Robert E. Corbin
Robert E. Corbin
Controller, Principal Financial and
Accounting Officer