Form 10-Q
period 2015-03-31
SPINDLETOP OIL & GAS CO
filed 2015-05-20
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value (Class)	6,936,269 (Outstanding at May 20, 2015)

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

FORM 10-Q
For the quarter ended March 31, 2015

Index to Consolidated Financial Statements and Schedules

Part I – Financial Information:	Page

Item 1. – Financial Statements

Consolidated Balance Sheets
March 31, 2015 (Unaudited) and December 31, 2014	4 – 5

Consolidated Statements of Operations (Unaudited)
Three Months Ended March 31, 2015 and 2014	6

Consolidated Statements of Cash Flow (Unaudited)
Three Months Ended March 31, 2015 and 2014	7

Notes to Consolidated Financial Statements	8

Item 2. – Management’s Discussion and Analysis of Financial
Condition and Results of Operations	8

Item 4. – Controls and Procedures	12

Part II – Other Information:

Item 6. – Exhibits	15

Part I - Financial Information

Item 1. - Financial Statements

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$ 13,988,000	$ 14,294,000
Accounts receivable, trade	1,967,000	2,153,000
Prepaid income tax	272,000	172,000
Other short-term investments	400,000	400,000
Total Current Assets	16,627,000	17,019,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	28,247,000	28,067,000
Rental equipment	406,000	406,000
Gas gathering system	180,000	180,000
Other property and equipment	296,000	251,000
	29,129,000	28,904,000
Accumulated depreciation and amortization	(15,544,000)	(15,147,000)
Total Property and Equipment	13,585,000	13,757,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,580,000	1,580,000
Accumulated depreciation	(769,000)	(756,000)
Total Real Estate Property	1,499,000	1,512,000

Other Assets
Other long-term investments	1,200,000	1,200,000
Other	18,000	18,000
Total Other Assets	1,218,000	1,218,000
Total Assets	$ 32,929,000	$ 33,506,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 6,076,000	$ 6,257,000
Tax savings benefit	97,000	97,000
Total Current Liabilities	6,173,000	6,354,000

Noncurrent Liabilities
Asset retirement obligation	1,071,000	1,078,000
Total Noncurrent Liabilities	1,071,000	1,078,000

Deferred Income Tax Payable	1,595,000	1,828,000

Total Liabilities	8,839,000	9,260,000

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 6,936,269 shares outstanding at March 31, 2015 and at December 31, 2014.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury stock, at cost	(1,536,000)	(1,536,000)
Retained earnings	24,606,000	24,762,000
Total Shareholders' Equity	24,090,000	24,246,000
Total Liabilities and Shareholders' Equity	$ 32,929,000	$ 33,506,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended ,
	March 31 ,	March 31 ,
	2015	2014
Revenues
Oil and gas revenues	$ 1,229,000	$ 3,270,000
Revenue from lease operations	103,000	116,000
Gas gathering, compression, equipment rental	31,000	29,000
Real estate rental income	60,000	61,000
Interest Income	16,000	16,000
Other	17,000	76,000
Total Revenues	1,456,000	3,568,000

Expenses
Lease operations	440,000	336,000
Production taxes, gathering and marketing	137,000	242,000
Pipeline and rental operations	8,000	20,000
Real estate operations	46,000	55,000
Depreciation and amortization	410,000	478,000
ARO accretion expense	10,000	29,000
General and administrative	844,000	887,000
Total Expenses	1,895,000	2,047,000
Income (Loss) Before Income Tax	(439,000)	1,521,000

Current income tax provision (benefit)	(50,000)	216,000
Deferred income tax provision (benefit)	(233,000)	290,000
Total income tax provision (benefit)	(283,000)	506,000
Net Income (Loss)	$ (156,000)	$ 1,015,000

Earnings (Loss) per Share of Common Stock
Basic and Diluted	$ (0.02)	$ 0.15

Weighted Average Shares Outstanding
Basic and Diluted	6,936,269	6,936,269

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended ,
	March 31 ,	March 31
	2015	2014
Cash Flows from Operating Activities
Net Income (Loss)	$ (156,000)	$ 1,015,000
Reconciliation of net income (loss) to net cash
provided by operating activities
Depreciation and amortization	410,000	478,000
Accretion of asset retirement obligation	10,000	29,000
Changes in accounts receivable	186,000	1,050,000
Changes in prepaid income tax	(100,000)	-
Changes in accounts payable & accrued liabilities	(181,000)	2,290,000
Changes in current tax payable	-	111,000
Changes in deferred tax payable	(233,000)	290,000
Net cash provided by (used for) operating activities	(64,000)	5,263,000

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development costs	(242,000)	(2,114,000)
Net cash used for investing activities	(242,000)	(2,114,000)
Increase (decrease) in cash	(306,000)	3,149,000

Cash at beginning of period	14,294,000	9,129,000
Cash at end of period	$ 13,988,000	$ 12,278,000

Interest paid in cash	$ -	$ -
Income taxes paid in cash	$ 50,000	$ 100,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND ORGANIZATION

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended December 31, 2014 for further information.

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

Subsequent Events

The Company has evaluated subsequent events through the issuance date of this report of May 20, 2015.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the factors listed and described at Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2014 (the “Form 10-K”).

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

Results of Operations

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

Oil and gas revenues for the first quarter of 2015 were $1,229,000, as compared to $3,270,000 for the same period in 2014, a decrease of approximately $2,041,000 or 62.42%.

Natural gas revenues for the first three months of 2015 were $460,000 compared to $891,000 for the same period in 2014, a decrease of $431,000 or 48.37%. Natural gas sales volumes for the first quarter of 2015 were approximately 172,000 mcf compared to approximately 184,000 mcf during the first quarter of 2014, a decrease of approximately 12,000 mcf or 6.52%. In general this decrease was due primarily to a significant decrease in natural gas prices discussed below, and to a natural decline in production. In addition, several wells were shut in pending re-works in 2015 which contributed to an overall decline in gas production between the periods.

Average natural gas prices received were $2.67 per mcf in the first quarter of 2015 as compared to $4.64 per mcf in the first quarter of 2014, a decrease of approximately $1.97 per mcf or 42.46%.

Oil sales for the first three months of 2015 were approximately $769,000 compared to approximately $2,379,000 in the first quarter of 2014, a decrease of approximately $1,610,000 or 67.68%. Of this net decrease in oil sales, volumes for the first quarter of 2015 were approximately 16,600 bbls, compared to 20,900 bbls during the first quarter of 2014, a decrease of approximately 4,300 bbls, or 20.57%. This decrease was due primarily to a significant decrease in oil prices discussed below, and to a decline in oil production between the two periods related to several non-operated wells in East Texas in which the Company owns working and royalty interests. These wells started producing between the last half of 2013 and the beginning of 2014.

Average oil prices received were $46.33 per bbl in the first quarter of 2015 compared to $113.76 per bbl in the first three months of 2014, a decrease of approximately $67.43 per bbl or 59.28%.

The primary reason for the decrease in natural gas and oil revenues during the first quarter of 2015 as compared to the first quarter of 2014 is the decline in prices at which we sell our oil and natural gas products. The prices for our products have decreased significantly in conjunction with the overall decline in oil and gas prices worldwide starting in mid- 2014. The Company has experienced a similar decline in the selling prices of its products. Average quarterly natural gas prices per mcf for the Company in for the year ended December 31, 2014 were $4.64, $4.71, $4.45, and $4.06, respectively. Average quarterly crude oil prices per bbl for the Company for the year ended December 31, 2014 were $113.76, $100.55, $98.05, and $83.03 respectively. During the first quarter of 2015, crude oil prices for West Texas Intermediate have fallen into the low $40-$45 dollar range. Natural gas prices for the same period have decreased to under $3.00 per mcf. The decreases in the Company’s product prices have a direct effect on its cash flow and profits.

Revenues from lease operations was $103,000 in the first quarter of 2015 compared to $116,000 in the first quarter of 2014, a decrease of $13,000 or 11.21%. This decrease is due to decreases in field supervision charged to operated leases along with a small decrease in operator overhead charges to operated leases.

Revenues from gas gathering, compression and equipment rental for the first quarter of 2015 was $31,000 compared to $29,000 in the first quarter of 2014, an increase of $2,000 or 6.9%.

Real estate income was approximately $60,000 during the first quarter of 2015 compared to $61,000 for the first three months of 2014, a decrease of approximately $1,000, or 1.64%.

Interest income was $16,000 during the first quarter of 2015, approximately the same as during the same period in 2014. Interest income is derived from investments in both short-term and long-term certificates of deposit.

Other revenues for the first three months of 2015 were $17,000 as compared to $76,000 for the same time period in 2014, a decrease of $59,000, or 77.63%. This difference is due primarily to cash received of $60,000 for a Farmout Agreement in the first quarter of 2014. There was no cash received from Farmout Agreements in the first quarter of 2015. From time to time, the Company farms out some its leasehold acreage to non-affiliated third parties for exploration and development drilling. Generally, the Company receives a one-time payment for the agreement. The revenues from these farm-out agreements vary in size and frequency and should not be considered as regularly recurring revenues that the Company receives.

Lease operating expenses in the first quarter of 2015 were $440,000 as compared to $336,000 in the first quarter of 2014, a net increase of approximately $104,000, or 30.95%.  Of this net increase, approximately $139,000 is due to increased operating expenses for non-operated properties as a result of adding new non-operated properties. $13,000 is attributable to new operated properties added since the first quarter of 2014. Both increases were offset by approximately $36,000 due to decreased workover expenses on operated properties between periods, and the remaining $12,000 represented net increases and decreases on various properties due to general price fluctuations and levels of operation activity. The majority of the increase in operating expenses for non-operated leases was due to several large workovers as well as the addition of several non-operated leases since the first quarter of 2014.

Production taxes, gathering and marketing expenses in the first quarter of 2015 were approximately $137,000 as compared to $242,000 for the first quarter of 2014, a decrease of approximately $105,000 or 43.39%.  These decreases related directly to the decline in oil and gas revenues as described in the above paragraphs.

Pipeline and rental expenses for the first quarter of 2015 were $8,000 compared to $20,000 for the same time period in 2014, a decrease of $12,000, or 60.0% due to decreases in compressor repairs.

Real estate expenses in the first quarter of 2015 was approximately $46,000 compared to $55,000 during the same period in 2014, a decrease of approximately $9,000 or 16.4% due to a decrease in repairs and maintenance.

Depreciation, depletion, and amortization expense for the first quarter of 2015 was $410,000 as compared to $478,000 for the first quarter of 2014, a decrease of $68,000, or 14.23%. $391,000 of the amount for the first quarter of 2015 was for amortization of the full cost pool of capitalized acquisition, exploration, and development costs as compared with $460,000 for the first quarter of 2014, a decrease of $69,000 or 15.0%. The Company re-evaluated its proved oil and gas reserve quantities as of December 31, 2014. This re-evaluated reserve base was reduced for oil and gas reserves that were produced or sold during the quarter and adjusted for newly acquired reserves or for changes in estimated production curves and future price assumptions. A depletion rate of 2.929% for the first quarter of 2015 was calculated and applied to the Company’s full cost pool of capitalized oil and gas properties as compared to 3.270% for the first quarter of 2014.

Asset Retirement Obligation (“ARO”) expense for the first three months of 2015 was approximately $10,000 as compared to approximately $29,000 for the same time period in 2014, a decrease of $19,000, or 65.52%. The ARO expense is calculated to be the discounted present value of the estimated future cost to plug and abandon the Company’s producing wells.

General and administrative expenses for the first quarter of 2015 were approximately $844,000 as compared to approximately $887,000 for the first quarter of 2014, a decrease of $43,000 or 4.85%.

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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Part II - Other Information

Item 5. – Other Information

West Texas

During the fourth quarter of 2014, the Company participated for a 2.62033% non-operated working interest with a 2.12903% net revenue interest in the drilling of the Moore Hooper #1H well located in Phantom (Wolfcamp) field of Loving County, Texas. The well is a horizontal well targeting the Wolfcamp “B”. The well was spud on November 6, 2014 and drilled with a smaller drilling rig. The surface casing was set and cemented at 4,260 ft. on November 11, 2014 and the rig was released. A larger rig was moved in and began drilling on January 2, 2015, and on January 11, 2015, 7-inch intermediate casing was run to 10,708 ft. and cemented-in. The lateral reached a MD of 15,309 ft. on January 27, 2015, and 4.5-inch casing was set and cemented into the 6.125-inch hole on February 18, 2015. The reported TVD was 11,086 ft. and the stimulated portion of the lateral was 3,286 ft. long (top of perf. to lower perf). The well was hydraulically fractured using the plug-n-perf method from February 25, 2015 through March 9, 2015, with 3,785,562 lbs.of proppant, 39,000 gallons of 15% acid, and 68,691 bbls. of gel in 14 stages. The perforations were reported to be from 11,524 ft. to 14,810 ft. in the Wolfcamp “B”. The well was placed gas lift and had an initial potential of 432 bopd, 2,017 mcfgpd, and 2,520 bwpd on March 27, 2015.

During the fourth quarter of 2014, the Company participated for a 2.62033% non-operated working interest with a 2.12903% net revenue interest in the drilling of the Moore Hooper #2H well located in the Phantom (Wolfcamp) field of Loving County, Texas. The well is a horizontal well targeting the Wolfcamp “A”. The well was spud on November 26, 2014, and surface casing was set at a depth of 4,183 ft and cemented in. The operator utilized a smaller rig to drill the vertical and curve portion of the well and to set the surface and intermediate casing. The intermediate casing was set and cemented through the curve at a depth of 10,197 ft. on December 13, 2014. A larger rig was moved in and began drilling the lateral on February 13, 2015, and reached MD of 16,160 ft. with a TVD of 10,909 ft. on February 25, 2015. On February 28, 2015, 4.5-inch casing with sliding sleeves was run to TMD and cemented-in. Hydraulic fracturing of the well began on March 20, 2015, and was still in process at the close of the first quarter of 2015.

The Company also participated for a 2.62033% non-operated working interest with a 2.12903% net revenue interest in the drilling of the Moore Hooper #3H well located in the Phantom (Wolfcamp) field. The well is a horizontal well targeting the Wolfcamp “A”. The well was spud on December 14, 2014, and surface casing was set and cemented at a depth of 4,215 ft. on December 23, 2014. The vertical and the curve portion of the well were then drilled and intermediate casing was set and cemented through the curve at a depth of 10,090 ft. on January 4, 2015 using a smaller rig. The Operator plans to move in a larger rig to drill the remaining portion of the curve and the lateral. At the end of the first quarter, the well was waiting for the larger rig to drill the lateral.

During the fourth quarter of 2014, the Company, as Operator, drilled the Miller #2 well located in the Noodle, NW (Canyon Sand) field of Jones County, Texas. The well is a vertical well targeting the Canyon Sands. The well was spud on October 11, 2014, and reached a TD of 4,360 ft. on October 21, 2014. On October 23, 2014, 5.5-inch production casing was set to 4,358 ft. and cemented in-place. The Canyon Sands were perforated from 3,997 ft. to 4,017 ft. on February 3, 2015. The perfs were broken down with 1,000 gallons of 10% NEFE acid. The well was swabbed for two days and then built pressure for eight days. On February 21, 2015, the Canyon Sands were hydraulically fractured with 58,112 lbs. of proppant and 1,116 bbls of gel. The well is currently being tested. The Company owns a 76% working interest, with a 67.375% net revenue interest.

Texas Panhandle

During the third quarter of 2014, the Company, as Operator, participated for a 29.1606% working interest with a 21.87045% net revenue interest in the drilling of the Pope #140-4H well in the Pan Petro (Cleveland) Field in Ochiltree County, Texas. The horizontal well was spud on July 9, 2014, and reached a total measured depth of 8,874 ft. on August 15, 2014, in the Cleveland Sand Formation. The TVD was 6,486 ft. and the lateral length was approximately 1,943 ft. On August 15, 2014, 4.5-inch production casing with an open hole packer system was run from 6,187 ft. to 8,666 ft. and set. On January 28, 2015, the Cleveland Sand was hydraulically fractured in 10 stages from 6,931 ft. to 8,691 ft. with 1,110,680 lbs. of proppant, 14,528 bbls of cross linked gel/XL lightning and 5,313,715 scf Nitrogen (30% Foam quality). From January 28, 2015 through March 10, 2015, activities on the well consisted of flowing back, running of tubing, a packer and gas lift valves in the wellbore, the installation of production facilities, gathering lines, setting a gas lift compressor and installing metering. The well was tested on March 22, 2015 with an IP of 57 bopd, 106 mcfgpd and 54 bwpd.

East Texas

During the third quarter of 2014, the Company participated for a 1.30148796% non-operated working interest with a 1.261019% net revenue interest in the drilling of the Carr-Ward #2H well located in the Halliday (Woodbine) Field of Leon County, Texas. The well was spud on October 7, 2014, reached a total measured depth of 15,521 ft. on November 16, 2014, and casing was run in the lateral and tied back to the intermediate casing on November 21, 2014. The well is a horizontal well targeting the Woodbine Sands at a depth of 7,267 ft. TVD. The well was hydraulically fractured using the plug-n-perf method from December 22, 2014 through December 29, 2014, with 7,153,447 lbs. of proppant, in 24 stages. The perforations were reported from 8,050 ft. to 15,385 ft. in the Woodbine Sand. The well was placed on gas lift and had an initial potential of 302 bopd, 434 mcfgpd, and 383 bwpd on March 3, 2015.

North Texas

During the first quarter of 2015, the Company acquired two working interests, each being 1.142857% with a net royalty interest of 0.857143% in the Company’s Lebleu #1 well located in the Sipes Springs (Marble Falls) field in Comanche County, Texas. These additional acquisitions brought the Company’s interest in the well to a total 71.56286% working interest with a 53.672147% net revenue interest.

New Mexico

During the third quarter of 2014, the Company participated in the drilling, completion and equipping phase of the State Line #1 well located in the Sawyer Field of Lea County, New Mexico. The well was drilled to a depth of 5,438 ft. in the San Andres Formation. Production casing was set and cemented in the wellbore. The San Andres was perforated from 4,934 ft. to 4,998 ft. and acidized with 5,000 gals of 15% acid. The well was placed on pump on September 25, 2014. The average production of the first 30 days was 4 bopd and 4 bswpd, while pump testing and then the well was shut-in awaiting permanent surface facilities. Surface facilities including electrification were completed and the well resumed pumping on February 18, 2015 at an initial rate of 19.4 bopd and 8.4 bwpd. The company owns a 6.25% non-operated working interest with a 4.6875% net revenue interest.

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

SPINDLETOP OIL & GAS CO.
(Registrant)

Date: May 20, 2015	By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

Date: May 20, 2015	By:/s/ Michelle H. Mazzini
Michelle H. Mazzini
Vice President, Secretary

Date: May 20, 2015	By:/s/ Robert E. Corbin
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

Date: May 20, 2015

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

Date: May 20, 2015

By:/s/ Robert E. Corbin
Robert E. Corbin
Controller, Principal Financial and
Accounting Officer

Exhibit 32.1

Certification Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Spindletop Oil & Gas Co. (the “Company”), on Form 10-Q for the quarter ended March 31, 2015 as filed with the Securities Exchange Commission on the date hereof (the “Report”), the undersigned Principal Executive Officer and Principal Financial and Accounting Officer of the Company, do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: May 20, 2015

By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

By:/s/ Robert E. Corbin
Robert E. Corbin
Controller, Principal Financial and
Accounting Officer