Form 10-Q
period 2015-06-30
SPINDLETOP OIL & GAS CO
filed 2015-08-19
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value (Class)	6,936,269 (Outstanding at Aug 19, 2015)

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

FORM 10-Q

For the quarter ended June 30, 2015

Index to Consolidated Financial Statements and Schedules

Part I – Financial Information:	Page

Item 1. – Financial Statements

Consolidated Balance Sheets
June 30, 2015 (Unaudited) and December 31, 2014	4 - 5

Consolidated Statements of Operations (Unaudited)
Six Months Ended June 30, 2015 and 2014, and	6
Three Months Ended June 30, 2015 and 2014

Consolidated Statements of Cash Flow (Unaudited)
Six Months Ended June 30, 2015 and 2014	7

Notes to Consolidated Financial Statements	8

Item 2. – Management’s Discussion and Analysis of Financial
Condition and Results of Operations	8

Item 4. – Controls and Procedures	13

Part II – Other Information:

Item 5. – Other Information	13

Item 6. – Exhibits	15

Part I - Financial Information

Item 1. - Financial Statements

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$ 13,105,000	$ 14,294,000
Accounts receivable, trade	2,102,000	2,153,000
Prepaid income tax	656,000	172,000
Other short-term investments	400,000	400,000
Total Current Assets	16,263,000	17,019,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	28,670,000	28,067,000
Rental equipment	406,000	406,000
Gas gathering system	180,000	180,000
Other property and equipment	296,000	251,000
	29,552,000	28,904,000
Accumulated depreciation and amortization	(15,958,000)	(15,147,000)
Total Property and Equipment	13,594,000	13,757,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,580,000	1,580,000
Accumulated depreciation	(782,000)	(756,000)
Total Real Estate Property	1,486,000	1,512,000

Other Assets
Other long-term investments	1,200,000	1,200,000
Other	5,000	18,000
Total Other Assets	1,205,000	1,218,000
Total Assets	$ 32,548,000	$ 33,506,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

	June 30,	December 31,
	2015	2014
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 5,933,000	$ 6,257,000
Tax savings benefit	97,000	97,000
Total Current Liabilities	6,030,000	6,354,000

Noncurrent Liabilities
Asset retirement obligation	1,063,000	1,078,000
Total Noncurrent Liabilities	1,063,000	1,078,000

Deferred Income Tax Payable	1,317,000	1,828,000

Total Liabilities	8,410,000	9,260,000

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 6,936,269 shares outstanding at June 30, 2015 and at December 31, 2014.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury stock, at cost	(1,536,000)	(1,536,000)
Retained earnings	24,654,000	24,762,000
Total Shareholders' Equity	24,138,000	24,246,000
Total Liabilities and Shareholders' Equity	$ 32,548,000	$ 33,506,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
Revenues
Oil and gas revenues	$ 2,434,000	$ 6,857,000	$ 1,205,000	$ 3,587,000
Revenues from lease operations	244,000	249,000	141,000	133,000
Gas gathering, compression, equipment rental	70,000	72,000	39,000	43,000
Real estate rental revenue	114,000	121,000	54,000	60,000
Interest Income	52,000	53,000	36,000	37,000
Other revenues	38,000	109,000	21,000	33,000
Total Revenues	2,952,000	7,461,000	1,496,000	3,893,000

Expenses
Lease operating expenses	1,110,000	1,060,000	670,000	724,000
Production taxes, gathering and marketing expenses	288,000	539,000	151,000	297,000
Pipeline and rental expenses	19,000	27,000	11,000	7,000
Real estate expenses	81,000	95,000	35,000	40,000
Depreciation and amortization expenses	837,000	1,038,000	427,000	560,000
ARO accretion expense	21,000	59,000	11,000	30,000
General and administrative expenses	1,649,000	1,742,000	805,000	855,000
Total Expenses	4,005,000	4,560,000	2,110,000	2,513,000
Income (loss) before income tax	(1,053,000)	2,901,000	(614,000)	1,380,000

Current income tax provision (benefit)	(434,000)	177,000	(384,000)	(39,000)
Deferred income tax provision (benefit)	(511,000)	390,000	(278,000)	100,000
Total income tax provision (benefit)	(945,000)	567,000	(662,000)	61,000
Net Income (Loss)	$ (108,000)	$ 2,334,000	$ 48,000	$ 1,319,000

Earnings (Loss) per Share of Common Stock
Basic and Diluted	$ (0.02)	$ 0.34	$ 0.01	$ 0.19

Weighted Average Shares Outstanding
Basic and Diluted	6,936,269	6,936,269	6,936,269	6,936,269

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Cash Flows from Operating Activities
Net Income (Loss)	$ (108,000)	$ 2,334,000
Reconciliation of net income (loss) to net cash
provided by operating activities
Depreciation and amortization	837,000	1,038,000
Accretion of asset retirement obligation	21,000	79,000
Changes in accounts receivable	51,000	985,000
Changes in prepaid income tax	(484,000)	(71,000)
Changes in accounts payable & accrued liabilities	(324,000)	2,410,000
Changes in current tax payable	-	(252,000)
Changes in deferred tax payable	(511,000)	390,000
Other	13,000	(1,000)
Net cash provided by (used for) operating activities	(505,000)	6,912,000

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development costs	(684,000)	(2,168,000)
Net cash used for investing activities	(684,000)	(2,168,000)

Increase (decrease) in cash	(1,189,000)	4,744,000

Cash at beginning of period	14,294,000	9,129,000
Cash at end of period	$ 13,105,000	$ 13,873,000

Income taxes paid in cash	$ 50,000	$ 500,000

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

Subsequent Events

Management has evaluated subsequent events through August 19, 2015, the date on which the financial statements were available to be issued.

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

`

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

Results of Operations

Six months ended June 30, 2015 compared to six months ended June 30, 2014

Oil and gas revenues for the first six months of 2015 were $2,434,000, as compared to $6,857,000 for the same period in 2014, a decrease of approximately $4,423,000 or 64.5%.

Natural gas revenue for the first six months of 2015 was $886,000 compared to $1,748,000 for the same period in 2014, a decrease of approximately $862,000, or 49.3%. Natural gas sales volumes for the first six months of 2015 were approximately 345,000 mcf compared to approximately 356,000 mcf during the first six months of 2014, a decrease of approximately 11,000 mcf or 3.1%.

Average natural gas prices received were $2.51 per mcf in the first six months of 2015 as compared to $4.85 per mcf in the same time period in 2014, a decrease of approximately $2.34 per mcf or 48.3%.

Oil sales for the first six months of 2015 were approximately $1,548,000 compared to approximately $5,109,000 for the first six months of 2014, a decrease of approximately $3,561,000 or 69.7%. Oil sales volumes for the first six months of 2015 were approximately 30,900, compared to approximately 52,100 bbls during the same period in 2014, a decrease of approximately 21,200 bbls, or 40.7%.

Average oil prices received were $49.92 per bbl in the first half of 2015 compared to $94.51 per bbl in the first half of 2014, a decrease of approximately $44.59 per bbl or 47.2%.

Revenues from lease operations were $244,000 in the first six months of 2015 compared to $249,000 in the first six months of 2014, a decrease of approximately $5,000 or 2.0%. This decrease is due primarily to a $5,700 decrease in field supervision charges. Operator overhead charged to the leases remained substantially the same.

Revenues from gas gathering, compression and equipment rental for the first six months of 2015 were $70,000 compared to $72,000 for the same period in 2014, a decrease of $2,000 or 2.8%.

Real estate revenue was approximately $114,000 during the first six months of 2015 compared to $121,000 for the first six months of 2014, a decrease of approximately $7,000, or 5.8%.

Interest income was $52,000 during the first six months of 2015 as compared to $53,000 during the same period in 2014, a decrease of approximately $1,000 or 1.9%. This decrease was due to larger cash balances transferred from interest earning certificates of deposit between the two periods.

Other revenues for the first six months of 2015 were $38,000 as compared to $109,000 for the same time period in 2014, a decrease of $71,000 or 65.1%. This decrease was primarily due to a $60,000 farmout of some of the Company’s New Mexico acreage in the first quarter of 2014. There were no farmout arrangements during the first six months of 2015. From time to time, the Company farms out some of its leasehold acreage to non-affiliated third parties for exploration and development drilling. Generally, the Company receives a one-time payment for the agreement. The revenues from these farm-out agreements vary in size and frequency and should not be considered as regularly recurring revenues that the Company receives.

Lease operating expenses in the first six months of 2015 were $1,110,000 as compared to $1,060,000 in the first six months of 2014, a net increase of $50,000, or 4.7%. The prior year balance contains certain non-recurring expenses including approximately $55,000 for prior period adjustments for non-operated leases due to an agreement reached and recorded in the second quarter of 2014 offset by $63,000 in prior year credits for material transfers to inventory. This net increase of $8,000 between periods due to the non-recurrence of these prior year expenses is added to approximately $101,000 in increased workover expenses on operated properties between periods, and expenses for new operated and non-operated properties of approximately $30,000 and $14,000,respectively; increases were offset by $44,000 in decreased non-operated workover expenses, and the remaining $59,000 decrease represents net increases and decreases on various properties due to general price fluctuations and levels of operation activity.

Production taxes, gathering and marketing expenses in the first six months of 2015 were approximately $288,000 as compared to $539,000 for the first six months of 2014, a decrease of approximately $251,000, or 46.6%. These decreases related directly to the decline in oil and gas revenues as described in the above paragraphs.

Pipeline and rental expenses for the first six months of 2015 were $19,000 compared to $27,000 for the same time period in 2014, a decrease of $8,000, or 29.6%. This change is primarily due to a decrease in repairs and maintenance expenses.

Real estate expenses in the first six months of 2015 were approximately $81,000 compared to $95,000 during the same period in 2014, a decrease of approximately $14,000 or 14.7%. This decrease is due primarily to lower utilities, maintenance and repair expenses offset by higher HVAC repair expense.

Depreciation, depletion, and amortization expenses for first six months of 2015 were $837,000 as compared to $1,038,000 for the same period in 2014, a decrease of $201,000, or 19.4%. $803,000 of the amount for the first six months of 2015 was for amortization of the full cost pool of capitalized costs compared to $1,003,000 for the same period of 2014, a decrease of $200,000 or 19.9%. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31, 2014. This re-evaluated reserve base was adjusted for the first six months as of June 30, 2015 by estimating variances in average prices of oil and natural gas that occurred during the period, adding estimated quantities of oil and natural gas reserves acquired during the period, and deducting oil and natural gas reserves that were produced or sold during the period. A depletion rate of 2.929% for the first quarter of 2015 and a depletion rate of 2.795% for the second quarter of 2015 was calculated and applied to the Company’s full cost pool of capitalized oil and natural gas properties compared to rates of 3.270% and 3.804% for the first two quarters of 2014 respectively.

Asset Retirement Obligation (“ARO”) expense for the first six months of 2015 was approximately $21,000 as compared to approximately $59,000 for the same time period in 2014, a decrease of approximately $38,000 or 64.4%. This decrease is due to a recalculation of the estimated present value to plug producing properties compared to the estimate made in the previous year. This recalculation was made after the Company re-evaluated its proved oil and natural gas reserves at the end of 2014.

General and administrative expenses for the first six months of 2015 were approximately $1,649,000 as compared to approximately $1,742,000 for the same time period of 2014, a decrease of approximately $93,000 or 5.3%. This decrease is primarily due to insurance prepayments and timing of recurring payments, as well as lower salaries and benefits.

Three months ended June 30, 2015 compared to three months ended June 30, 2014

Oil and natural gas revenues for the three months ended June 30, 2015 were $1,205,000, compared to $3,587,000 for the same time period in 2014, a decrease of $2,382,000, or 66.4%.

Natural gas revenue for the second quarter of 2015 were $426,000 compared to $857,000 for the same period in 2014, a decrease of $431,000 or 50.3%. Natural gas volumes sold for the second quarter of 2015 were approximately 173,000 mcf compared to approximately 172,000 mcf during the same period of 2014, an increase of approximately 1,000 mcf, or 0.6%.

Average natural gas prices received were approximately $2.46 per mcf in the second quarter of 2015 as compared to approximately $4.71 per mcf during the same period in 2014, a decrease of approximately $2.25 or 47.8%.

Oil sales for the second quarter of 2015 were approximately $779,000 compared to approximately $2,730,000 for the same period of 2014, a decrease of approximately $1,951,000 or 71.5%. Oil volumes sold for the second quarter of 2015 were approximately 14,300 bbls compared to approximately 31,200 bbls during the same period of 2014, a decrease of 16,900 bbl or 54.2%.

Average oil prices received were approximately $54.48 per bbl in the second quarter of 2015 compared to $100.55 per bbl during the same period of 2014, a decrease of approximately $46.07 per bbl, or 45.8%.

Revenues from lease operations for the second quarter of 2015 was approximately $141,000 compared to approximately $133,000 for the second quarter of 2014, an increase of approximately $8,000 or 6.0%. This increase is due primarily to increases in charges to field supervision. Operator overhead charged to the leases remained substantially the same.

Revenues from gas gathering, compression and equipment rental for the second quarter of 2015 were approximately $39,000, compared to approximately $43,000, a decrease of approximately $4,000 or 9.3% for the same period in 2014.

Real estate revenue was approximately $54,000 during the second quarter of 2015 compared to $60,000 for the same time period of 2014, a decrease of approximately $6,000 or 10.0%.

Interest income for the second quarter of 2015 was approximately $36,000 as compared with approximately $37,000 for the same period in 2014, a decrease of approximately $1,000 or 2.70%. This decrease was due to larger cash balances transferred from interest earning certificates of deposit between the two periods.

Other revenues for second quarter of 2015 were approximately $21,000 as compared with approximately $33,000 for the same period in 2014, a decrease of approximately $12,000 or 36.4%.

Lease operating expenses in the second quarter of 2015 were $670,000 as compared to $724,000 in the second quarter of 2014, a net decrease of approximately $54,000, or 7.5%.  The prior year balance contains certain non-recurring expenses including approximately $169,000 for prior period adjustments for non-operated leases due to an agreement reached and recorded in the second quarter of 2014 offset by $63,000 in prior year credits for material transfers to inventory. This net decrease of $106,000 due to the non-recurrence of these prior year expenses is offset by approximately $69,000 in increased operated lease workover expense, and $21,000 in expenses related to new operated properties, netted against a decrease of $38,000 representing net increases and decreases on various properties due to general price fluctuations and levels of operation activity.

Production taxes, gathering, transportation and marketing expenses for the second quarter of 2015 were approximately $151,000 as compared to $297,000 during the second quarter of 2014, a net decrease of approximately $146,000 or 49.2%. These decreases related directly to the decline in oil and gas revenues as described in the above paragraphs.

Pipeline and rental expenses for the second quarter of 2015 were $11,000 compared to $7,000 for the same time period in 2014, an increase of $4,000 or 57.1%. This change is primarily due to the timing of repairs and maintenance expense.

Real estate expenses during the second quarter 2015 were approximately $35,000 compared to approximately $40,000 for the same period in 2014, a decrease of approximately $5,000 or 12.5%. This decrease is due primarily to a decrease in utilities and repairs.

Depreciation, depletion, and amortization expenses for the second quarter of 2015 were $427,000 as compared to $560,000 for the same period in 2014, a decrease of $133,000, or 23.8%. $406,000 of the amount for the second quarter of 2015 was for amortization of the full cost pool of capitalized costs compared to $543,000 for the second quarter of 2014, a decrease of $137,000 or 25.2%. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31, 2014. This re-evaluated reserve base was adjusted for the first six months as of June 30, 2015 by estimating variances in average prices of oil and natural gas that occurred during the period, adding estimated quantities of oil and natural gas reserves acquired during the period, and deducting oil and natural gas reserves that were produced or sold during the period. A depletion rate of 2.929% for the first quarter of 2015 and a depletion rate of 2.795% for the second quarter of 2015 was calculated and applied to the Company’s full cost pool of capitalized oil and natural gas properties compared to rates of 3.270% and 3.804% for the first two quarters of 2014 respectively.

Asset Retirement Obligation (“ARO”) expense for the second quarter of 2015 was approximately $11,000 as compared to approximately $30,000 for the same time period in 2014, a decrease of approximately $19,000 or 63.3%. This decrease is due to a recalculation of the estimated present value to plug producing properties compared to the estimate made in the previous year. This recalculation was made after the Company re-evaluated its proved oil and natural gas reserves at the end of 2014.

General and administrative expenses for the second quarter of 2015 were $805,000 compared to $855,000 for the same period in 2014, a decrease of approximately $50,000 or 5.8%. The decrease is primarily due to lower salaries and benefits and contract labor, offset by higher franchise tax expense, in the second quarter of 2015 compared to the second quarter of 2014.

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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Part II – Other Information

Item 5. – Other Information

West Texas

During the fourth quarter of 2014, the Company participated for a 2.62033% non-operated working interest with a 2.12903% net revenue interest in the drilling of the Moore Hooper #2H well located in the Phantom (Wolfcamp) field of Loving County, Texas. The well is a horizontal well targeting the Wolfcamp “A”. The well was spud on November 26, 2014, and surface casing was set at a depth of 4,183 ft. and cemented in. The operator utilized a smaller rig to drill the vertical and curve portion of the well and to set the surface and intermediate casing. The intermediate casing was set and cemented through the curve at a depth of 10,197 ft. on December 13, 2014. A larger rig was moved in and began drilling the lateral on February 13, 2015, and reached total measured depth of 16,160 ft. with a TVD of 10,909 ft. on February 25, 2015. On February 28, 2015, 4.5-inch casing with sliding sleeves was run to TMD and cemented-in. The well was hydraulically fractured using sliding sleeves. Stage 1 and 2 were completed on March 20, 2015 and the remaining 12 stages were completed March 31, 2015 through April 2, 2015, with 5,729,932 lbs. of proppant, 1,128 bbls. of acid, and 56,650 bbls. of gel. The perforations were reported to be from 10,536 ft. to 11,403 ft. in the Wolfcamp “A”. The well was placed on gas lift and had an initial potential of 1,198 bopd, 1,327 mcfgpd, and 2,767 bwpd on April 23, 2015.

The Company also participated for a 2.62033% non-operated working interest with a 2.12903% net revenue interest in the drilling of the Moore Hooper #3H well located in the Phantom (Wolfcamp) field. The well is a horizontal well targeting the Wolfcamp “A”. The well was spud on December 14, 2014, and surface casing was set and cemented at a depth of 4,215 ft. on December 23, 2014. The vertical and the curve portion of the well were then drilled and intermediate casing was set and cemented through the curve at a depth of 10,090 ft. on January 4, 2015 using a smaller rig. A larger rig was moved in and began drilling the lateral on April 29, 2015, and reached total measured depth of 16,160 ft. with a TVD of 10,800 ft. on May 16, 2015. On May 18, 2015, 4.5-inch casing was run to TMD of 16,099 ft. and cemented-in. The well was hydraulically fractured with 26 stages using the plug-n-perf method from June 11, 2015 through June 19, 2015, with 9,529,520 lbs.of proppant, 3,345 bbls of acid, and 160,522 bbls. of gel. During flowback from June 22, 2015 through June 30, 2015 the well produced 4,873 bbls of oil, 9,851 mcf, and 29,502 bbls of water.

During the fourth quarter of 2014, the Company, as Operator, drilled the Miller #2 well located in the Noodle, NW (Canyon Sand) field of Jones County, Texas. The well is a vertical well targeting the Canyon Sands. The well was spud on October 11, 2014, and reached a TD of 4,360 ft. on October 21, 2014. On October 23, 2014, 5.5-inch production casing was set to 4,358 ft. and cemented in-place. The Canyon Sands were perforated from 3,997 ft. to 4,017 ft. on February 3, 2015. The perfs were broken down with 1,000 gallons of 10% NEFE acid. The well was swabbed for two days and then built pressure for eight days. On February 21, 2015, the Canyon Sands were hydraulically fractured with 58,112 lbs. of proppant and 1,116 bbls of gel. On May 28, 2015 the well was re-fractured in the previous interval with 18,984 gallons linear gel, 645,252 scf of N2 and 67,276# 20-40 mesh sand. The well was then swabbed for four days and rods were run into the hole on June 11, 2015. The well has not yet been placed on pump. The Company owns a 76% working interest, with a 67.375% net revenue interest.

North Texas

Effective June 1, 2015, the Company sold its operated working interests, ranging from 70% to 100%, with 52.5% to 75% net revenue interest, in eight (8) wells producing from the Marble Falls, Duffer, McClesky Sand, and Caddo formations in Eastland County, Texas.

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

SPINDLETOP OIL & GAS CO.
(Registrant)

Date: August 19, 2015	By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

Date: August 19, 2015	By:/s/ Michelle H. Mazzini
Michelle H. Mazzini
Vice President, Secretary

Date: August 19, 2015	By:/s/ Robert E. Corbin
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

Date: August 19, 2015

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

Date: August 19, 2015

By:/s/ Robert E. Corbin
Robert E. Corbin
Controller, Principal Financial and
Accounting Officer

Exhibit 32.1

Certification Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Spindletop Oil & Gas Co. (the “Company”), on Form 10-Q for the quarter ended June 30, 2015 as filed with the Securities Exchange Commission on the date hereof (the “Report”), the undersigned Principal Executive Officer and Principal Financial and Accounting Officer of the Company, do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: August 19, 2015

By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

By:/s/ Robert E. Corbin
Robert E. Corbin
Controller, Principal Financial and
Accounting Officer