Form 10-Q
period 2015-09-30
SPINDLETOP OIL & GAS CO
filed 2015-11-16
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value (Class)	6,936,269 (Outstanding at November 16, 2015)

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

FORM 10-Q

For the quarter ended September 30, 2015

Index to Consolidated Financial Statements and Schedules

Part I – Financial Information:	Page

Item 1. – Financial Statements

Consolidated Balance Sheets
September 30, 2015 (Unaudited) and December 31, 2014	4 - 5

Consolidated Statements of Operations (Unaudited)
Nine Months Ended September 30, 2015 and 2014, and	6
Three Months Ended September 30, 2015 and 2014

Consolidated Statements of Cash Flow (Unaudited)
Nine Months Ended September 30, 2015 and 2014	7

Notes to Consolidated Financial Statements	8

Item 2. – Management’s Discussion and Analysis of Financial
Condition and Results of Operations	8

Item 4. – Controls and Procedures	15

Part II – Other Information:

Item 5. – Other Information	15

Item 6. – Exhibits	16

Part I - Financial Information

Item 1. - Financial Statements

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$ 12,613,000	$ 14,294,000
Accounts receivable, trade	2,031,000	2,153,000
Prepaid income tax	394,000	172,000
Other short-term investments	400,000	400,000
Total Current Assets	15,438,000	17,019,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	28,921,000	28,067,000
Rental equipment	406,000	406,000
Gas gathering system	115,000	180,000
Other property and equipment	296,000	251,000
	29,738,000	28,904,000
Accumulated depreciation and amortization	(16,334,000)	(15,147,000)
Total Property and Equipment	13,404,000	13,757,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,580,000	1,580,000
Accumulated depreciation	(791,000)	(756,000)
Total Real Estate Property	1,477,000	1,512,000

Other Assets
Other long-term investments	1,200,000	1,200,000
Other	7,000	18,000
Total Other Assets	1,207,000	1,218,000
Total Assets	$ 31,526,000	$ 33,506,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

	September 30,	December 31,
	2015	2014
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 5,726,000	$ 6,257,000
Tax savings benefit	97,000	97,000
Total Current Liabilities	5,823,000	6,354,000

Noncurrent Liabilities
Asset retirement obligation	1,056,000	1,078,000
Total Noncurrent Liabilities	1,056,000	1,078,000

Deferred Income Tax Payable	988,000	1,828,000

Total Liabilities	7,867,000	9,260,000

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 6,936,269 shares outstanding at September 30, 2015 and at December 31, 2014.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury stock, at cost	(1,536,000)	(1,536,000)
Retained earnings	24,175,000	24,762,000
Total Shareholders' Equity	23,659,000	24,246,000
Total Liabilities and Shareholders' Equity	$ 31,526,000	$ 33,506,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
Revenues
Oil and gas revenues	$ 3,712,000	$ 9,385,000	$ 1,278,000	$ 2,528,000
Revenues from lease operations	383,000	382,000	139,000	133,000
Gas gathering, compression, equipment rental	106,000	112,000	36,000	40,000
Real estate rental revenue	168,000	181,000	54,000	60,000
Interest Income	66,000	89,000	14,000	36,000
Other revenues	68,000	486,000	30,000	377,000
Total Revenues	4,503,000	10,635,000	1,551,000	3,174,000

Expenses
Lease operating expenses	1,769,000	1,401,000	659,000	341,000
Production taxes, gathering and marketing expenses	443,000	777,000	155,000	238,000
Pipeline and rental expenses	28,000	35,000	9,000	8,000
Real estate expenses	119,000	139,000	38,000	44,000
Depreciation and amortization expenses	1,288,000	1,482,000	451,000	444,000
ARO accretion expense	31,000	88,000	10,000	29,000
General and administrative expenses	2,424,000	2,639,000	775,000	897,000
Total Expenses	6,102,000	6,561,000	2,097,000	2,001,000
Income (loss) before income tax	(1,599,000)	4,074,000	(546,000)	1,173,000

Current income tax provision (benefit)	(172,000)	313,000	262,000	136,000
Deferred income tax provision (benefit)	(840,000)	497,000	(329,000)	107,000
Total income tax provision (benefit)	(1,012,000)	810,000	(67,000)	243,000
Net Income (Loss)	$ (587,000)	$ 3,264,000	$ (479,000)	$ 930,000

Earnings (loss) per Share of Common Stock
	$ (0.08)	$ 0.47	$ (0.07)	$ 0.13

Weighted Average Shares Outstanding
Basic and Diluted	6,936,269	6,936,269	6,936,269	6,936,269

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended ,
	September	September
	2015	2014
Cash Flows from Operating Activities
Net Income (Loss)	$ (587,000)	$ 3,264,000
Reconciliation of net income (loss) to net cash
provided by operating activities
Depreciation and amortization	1,288,000	1,482,000
Accretion of asset retirement obligation	31,000	118,000
Changes in accounts receivable	122,000	(207,000)
Changes in prepaid income tax	(222,000)	(385,000)
Changes in accounts payable & accrued liabilities	(531,000)	5,999,000
Changes in current tax payable	-	(252,000)
Changes in deferred tax payable	(840,000)	497,000
Other	11,000	(1,000)
Net cash provided by (used for) operating activities	(728,000)	10,515,000

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development costs	(953,000)	(2,290,000)

Net cash used for investing activities	(953,000)	(2,290,000)

Increase (decrease) in cash	(1,681,000)	8,225,000

Cash at beginning of period	14,294,000	9,129,000
Cash at end of period	$12,613,000	$ 17,354,000

Interest paid in cash	$ -	$ -
Income taxes paid in cash	$ 50,000	$ 950,000

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

Subsequent Events

Management has evaluated subsequent events through November 16, 2015, the date on which the financial statements were available to be issued.

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

Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and natural gas reserves are capitalized in cost centers on a country-by-country basis. For each cost center, capitalized costs, less accumulated amortization and related deferred income taxes, shall not exceed an amount (the cost center ceiling) equal to the sum of:

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

If unamortized costs capitalized within a cost center, less related deferred income taxes, exceed the cost center ceiling (as defined), the excess is charged to expense and separately disclosed during the period in which the excess occurs. Amounts required to be written off will not be reinstated for any subsequent increase in the cost center ceiling. All of the Company’s oil and gas properties are located within the United States and are accounted for in one cost center.

In order to test the cost center ceiling, the Company prepares a “Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Natural Gas Reserves (Unaudited)” as of the end of each calendar year (“the Reserve Report”). The Company will prepare its annual Reserve Report as of December 31, 2015.

Reserve estimates are prepared in accordance with standard Security and Exchange Commission guidelines. The estimated net future net cash flows for 2014, 2013, and 2012, were computed using a 12-month average price, calculated as the un-weighted arithmetic average of the first-day-of-the month price for each month of the year. Lease operating costs, compression, dehydration, transportation, ad valorem taxes, severance taxes, and federal income taxes were deducted. Costs and prices were held constant and were not escalated over the life of the properties. No deductions were made for interest, or general corporate overhead. The annual discount of estimated future cash flows is defined, for use herein, as future cash flows discounted at 10% per year, over the expected period of realization. No impairment of oil and gas properties charge was recorded for 2014, 2013 or 2012.

These Reserve Reports do not purport to present the fair market value of a company's oil and gas properties. An estimate of such value should consider, among other factors, anticipated future prices of oil and natural gas, the probability of recoveries in excess of existing proved reserves, the value of probable reserves and acreage prospects, and perhaps different discount rates.

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

During the third quarter of 2014, oil and gas prices started to decline worldwide. The Company has experienced a similar decline in the selling prices of its products as follows: Average quarterly crude oil prices per bbl for the year ended December 31, 2014 were $113.76, $100.55, $98.05, and $83.03 respectively. Average quarterly natural gas prices per Mcf for the year ended December 31, 2014 were $4.64, $4.71, $4.45, and $4.06. During the first three quarters of 2015, average quarterly crude oil prices per bbl were $46.33, $54.48, and $45.68, respectively. Average quarterly natural gas prices per Mcf for the same periods were $2.67, $2.46, and $2.31, respectively.

The decreases in the Company’s product prices have a direct effect on its cash flow, profits, projected development and drilling schedules, and the estimated net present value of its proved reserves. Prolonged, substantial decreases in oil and natural gas prices would likely have a material adverse effect on the Company’s business, financial condition, and results of operations, and could further limit the Company's access to liquidity and credit, and could hinder its ability to satisfy its capital requirements.

We may incur impairments to our crude oil and natural gas properties in 2015 if prices do not increase. The possibility and amount of any future impairment is difficult to predict, and will depend, in part, upon future crude oil and natural gas prices to be utilized in the ceiling test, estimates of proved reserves and future capital expenditures and operating costs. We cannot assure you that we will not experience write-downs in the future. If commodity prices decline or if any of our proved reserves are revised downward, a write-down of the carrying value of our oil and gas properties may be required.

Results of Operations

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

Oil and gas revenues for the first nine months of 2015 were $3,712,000, as compared to $9,385,000 for the same period in 2014, a decrease of approximately $5,673,000 or 60.5%.

Natural gas revenue for the first nine months of 2015 was $1,289,000 compared to $2,597,000 for the same period in 2014, a decrease of approximately $1,308,000, or 50.4%. Natural gas sales volumes for the first nine months of 2015 were approximately 508,000 mcf compared to approximately 558,000 mcf during the first nine months of 2014, a decrease of approximately 50,000 mcf or 9.0%.

Average natural gas prices received were $2.50 per mcf in the first nine months of 2015 as compared to $4.67 per mcf in the same time period in 2014, a decrease of approximately $2.17 per mcf or 46.5%.

Oil sales for the first nine months of 2015 were approximately $2,423,000 compared to approximately $6,788,000 for the first nine months of 2014, a decrease of approximately $4,365,000 or 64.3%. Oil sales volumes for the first nine months of 2015 were approximately 49,700, compared to approximately 69,000 bbls during the same period in 2014, a decrease of approximately 19,300 bbls, or 28.0%.

Average oil prices received were $46.74 per bbl in the first nine months of 2015 compared to $94.40 per bbl in the first nine months of 2014, a decrease of approximately $47.66 per bbl or 50.5%.

See the discussion of crude oil and natural gas prices under the topic “Oil and Gas Properties” on page 10 above.

Revenues from lease operations were $383,000 in the first nine months of 2015 compared to $382,000 in the first nine months of 2014, an increase of approximately $1,000 or 0.3%.

Revenues from gas gathering, compression and equipment rental for the first nine months of 2015 were $106,000 compared to $112,000 for the same period in 2014, a decrease of $6,000 or 5.4%. This decrease is due to the reduction in volumes of gas processed during the period.

Real estate revenue was approximately $168,000 during the first nine months of 2015 compared to $181,000 for the first nine months of 2014, a decrease of approximately $13,000, or 7.2%. The decrease is due to some tenant vacancies during 2015 compared to 2014.

Interest income was $66,000 during the first nine months of 2015 as compared to $89,000 during the same period in 2014, a decrease of approximately $23,000 or 25.8%. This decrease is due to changes in interest rates paid by financial institutions between the two periods.

Other revenues for the first nine months of 2015 were $68,000 as compared to $486,000 for the same time period in 2014, a decrease of $418,000 or 86.0%. This decrease was primarily due to farmout arrangements of some of the Company’s acreage during 2014. There were no farmout arrangements during the first nine months of 2015. From time to time, the Company farms out some of its leasehold acreage to non-affiliated third parties for exploration and development drilling. Generally, the Company receives a one-time payment for the agreement. The revenues from these farm-out agreements vary in size and frequency and should not be considered as regularly recurring revenues that the Company receives.

Lease operating expenses in the first nine months of 2015 were $1,769,000 as compared to $1,401,000 in the first nine months of 2014, a net increase of $368,000, or 26.3%. The prior period balance contains certain non-recurring expenses including approximately $96,000 from non-operated leases and approximately $84,000 in prior year credits for material transfers to inventory. Between periods, there were approximately $144,000 in increased workover expenses on operated properties, and $69,000 in additional expenses for wells that were plugged and abandoned. Workover expenses on non-operated properties decreased by approximately $16,000. Expenses for new operated and new non-operated properties increased approximately $35,000 and $8,000 respectively. The remaining $52,000 of the change represents net increases and decreases on various properties due to general price fluctuations and levels of operation activity.

Production taxes, gathering and marketing expenses in the first nine months of 2015 were approximately $443,000 as compared to $777,000 for the first nine months of 2014, a decrease of approximately $334,000, or 43.0%. These decreases related directly to the decline in oil and gas revenues as described in the above paragraphs.

Pipeline and rental expenses for the first nine months of 2015 were $28,000 compared to $35,000 for the same time period in 2014, a decrease of $7,000, or 20.0%. This decrease is primarily due to a decrease in repairs and maintenance expenses between the two periods.

Real estate expenses in the first nine months of 2015 were approximately $119,000 compared to $139,000 during the same period in 2014, a decrease of approximately $20,000 or 14.4%. This decrease is due primarily to lower utilities and maintenance and repair expenses.

Depreciation, depletion, and amortization expenses for first nine months of 2015 were $1,288,000 as compared to $1,482,000 for the same period in 2014, a decrease of $194,000, or 13.1%. $1,240,000 of the amount for the first nine months of 2015 was for amortization of the full cost pool of capitalized costs compared to $1,429,000 for the same period of 2014, a decrease of $189,000 or 13.2%. The Company re-evaluates its proved oil and natural gas reserve quantities on an annual basis as of December 31 of each year. This re-evaluated reserve base as of December 31, 2014 was adjusted for the first nine months as of September 30, 2015 by estimating variances in average prices of oil and natural gas that occurred during the period, adding estimated quantities of oil and natural gas reserves acquired during the period, and deducting oil and natural gas reserves that were produced or sold during the period. A depletion rate of 2.929% for the first quarter of 2015 a depletion rate of 2.795% for the second quarter of 2015, and a depletion rate of 2.975% for the third quarter of 2015 was calculated and applied to the Company’s full cost pool of capitalized oil and natural gas properties compared to rates of 3.270%, 3.804%, and 3.175% for the first three quarters of 2014 respectively.

Asset Retirement Obligation (“ARO”) expense for the first nine months of 2015 was approximately $31,000 as compared to approximately $88,000 for the same time period in 2014, a decrease of approximately $57,000 or 64.8%. This decrease is due to a recalculation of the estimated present value to plug producing properties compared to the estimate made in the previous year. This recalculation was made after the Company re-evaluated its proved oil and natural gas reserves at the end of 2014.

General and administrative expenses for the first nine months of 2015 were approximately $2,424,000 as compared to approximately $2,639,000 for the same time period of 2014, a decrease of approximately $215,000 or 8.2%. This decrease is primarily due to a reduction in spending for general office expenditures of approximately $51,000, with a reduction in direct personnel costs, salaries, and benefits of approximately $164,000.

Three months ended September 30, 2015 compared to three months ended September 30, 2014

Oil and natural gas revenues for the three months ended September 30, 2015 were $1,278,000, compared to $2,528,000 for the same time period in 2014, a decrease of $1,250,000, or 49.5%.

Natural gas revenue for the third quarter of 2015 was $403,000 compared to $849,000 for the same period in 2014, a decrease of $446,000 or 52.5%. Natural gas volumes sold for the third quarter of 2015 were approximately 163,000 mcf compared to approximately 178,000 mcf during the same period of 2014, an decrease of approximately 15,000 mcf, or 8.4%.

Average natural gas prices received were approximately $2.31 per mcf in the third quarter of 2015 as compared to approximately $4.45 per mcf during the same period in 2014, a decrease of approximately $2.14 or 48.1%.

Oil sales for the third quarter of 2015 were approximately $875,000 compared to approximately $1,679,000 for the same period of 2014, a decrease of approximately $804,000 or 47.9%. Oil volumes sold for the third quarter of 2015 were approximately 18,800 bbls compared to approximately 25,500 bbls during the same period of 2014, a decrease of 6,700 bbl or 26.3%.

Average oil prices received were approximately $45.68 per bbl in the third quarter of 2015 compared to $98.05 per bbl during the same period of 2014, a decrease of approximately $52.37 per bbl, or 53.41%.

See the discussion of crude oil and natural gas prices under the topic “Oil and Gas Properties” on page 10 above.

Revenues from lease operations for the third quarter of 2015 was approximately $139,000 compared to approximately $133,000 for the third quarter of 2014, an increase of approximately $6,000 or 4.5%. This increase is due primarily to increases in charges to field supervision. Operator overhead charged to the leases remained substantially the same.

Revenues from gas gathering, compression and equipment rental for the third quarter of 2015 were approximately $36,000, compared to approximately $40,000, a decrease of approximately $4,000 or 10.0% for the same period in 2014. This decrease is due to the reduction in volumes of gas processed during the period.

Real estate revenue was approximately $54,000 during the third quarter of 2015 compared to $60,000 for the same time period of 2014, a decrease of approximately $6,000 or 10.0%. The decrease is due to some tenant vacancies during 2015 compared to 2014.

Interest income for the third quarter of 2015 was approximately $14,000 as compared with approximately $36,000 for the same period in 2014, a decrease of approximately $22,000 or 61.11%. This decrease is due to changes in interest rates paid by financial institutions between the two periods.

Other revenues for third quarter of 2015 were approximately $30,000 as compared with approximately $377,000 for the same period in 2014, a decrease of approximately $347,000 or 92.0%. There were no farmout arrangements during the third quarter of 2015 compared to the third quarter of 2014. From time to time, the Company farms out some of its leasehold acreage to non-affiliated third parties for exploration and development drilling. Generally, the Company receives a one-time payment for the agreement. The revenues from these farm-out agreements vary in size and frequency and should not be considered as regularly recurring revenues that the Company receives.

Lease operating expenses in the third quarter of 2015 were $659,000 as compared to $341,000 in the third quarter of 2014, a net increase of approximately $318,000, or 93.2%.  This increase is due primarily to approximately $135,000 in increased workover expenses on operated properties and $95,000 for wells that were plugged and abandoned. There were approximately $23,000 in prior year credits for material transfers to inventory. Expenses for new operated properties increased approximately $6,000. The remaining $59,000 represents net increases and decreases on various properties due to general price fluctuations and levels of operation activity.

Production taxes, gathering, transportation and marketing expenses for the third quarter of 2015 were approximately $155,000 as compared to $238,000 during the third quarter of 2014, a net decrease of approximately $83,000 or 34.9%. This net decrease is directly related to the decline in oil and gas revenues as described in the above paragraphs.

Pipeline and rental expenses for the third quarter of 2015 were $9,000 compared to $8,000 for the same time period in 2014, an increase of $1,000 or 12.5%. This change is primarily due to the timing of repairs and maintenance expense.

Real estate expenses during the third quarter 2015 were approximately $38,000 compared to approximately $44,000 for the same period in 2014, a decrease of approximately $6,000 or 13.6%. This decrease is due primarily to a decrease in utilities and repairs.

Depreciation, depletion, and amortization expenses for the third quarter of 2015 were $451,000 as compared to $444,000 for the same period in 2014, an increase of $7,000, or 1.6%. $437,000 of the amount for the third quarter of 2015 was for amortization of the full cost pool of capitalized costs compared to $426,000 for the third quarter of 2014, an increase of $11,000 or 2.6%. The Company re-evaluates its proved oil and natural gas reserve quantities on an annual basis as of December 31 of each year. This re-evaluated reserve base as of December 31, 2014 was adjusted for the first nine months as of September 30, 2015 by estimating variances in average prices of oil and natural gas that occurred during the period, adding estimated quantities of oil and natural gas reserves acquired during the period, and deducting oil and natural gas reserves that were produced or sold during the period. A depletion rate of 2.929% for the first quarter of 2015, a depletion rate of 2.795% for the second quarter of 2015, and a depletion rate of 2.975% for the third quarter of 2015 was calculated and applied to the Company’s full cost pool of capitalized oil and natural gas properties compared to rates of 3.270%, 3.804%, and 3.175% for the first three quarters of 2014 respectively.

Asset Retirement Obligation (“ARO”) expense for the third quarter of 2015 was approximately $10,000 as compared to approximately $29,000 for the same time period in 2014, a decrease of approximately $19,000 or 65.5%. This decrease is due to a recalculation of the estimated present value to plug producing properties compared to the estimate made in the previous year. This recalculation was made after the Company re-evaluated its proved oil and natural gas reserves at the end of 2014.

General and administrative expenses for the third quarter of 2015 were $775,000 compared to $897,000 for the same period in 2014, a decrease of approximately $122,000 or 13.6%. The decrease is primarily due to lower salaries and benefits and contract labor, offset by higher franchise tax expense, in the third quarter of 2015 compared to the third quarter of 2014. This decrease is primarily due to a reduction in spending for general office expenditures of approximately $31,000, and a reduction in direct personnel costs, salaries, and benefits of approximately $91,000.

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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Part II – Other Information

Item 5. – Other Information

West Texas

The Company participated for a 2.62033% non-operated working interest with a 2.12903% net revenue interest in the drilling of the Moore Hooper #3H well located in the Phantom (Wolfcamp) field of Loving County, Texas. The well is a horizontal well targeting the Wolfcamp “A”. The well was spud on December 14, 2014, and surface casing was set and cemented at a depth of 4,215 ft. on December 23, 2014. The vertical and the curve portion of the well were then drilled and intermediate casing was set and cemented through the curve at a depth of 10,090 ft. on January 4, 2015 using a smaller rig. A larger rig was moved in and began drilling the lateral on April 29, 2015, and reached total measured depth of 16,160 ft. with a TVD of 10,800 ft. on May 16, 2015. On May 18, 2015, 4.5-inch casing was run to TMD of 16,099 ft. and cemented-in. The well was hydraulically fractured with 26 stages using the plug-n-perf method from June 11, 2015 through June 19, 2015, with 9,529,520 lbs of proppant, 3,345 bbls of acid, and 160,522 bbls of gel. The well had an initial potential of 1,620 bbls of oil, 4,255 mcf, and 4,420 bbls of water on July 16, 2015.

South Texas

Effective September 1, 2015, the Company divested its non-operated working interest of 7.599968% with a net revenue interest of 5.901747% in the Lehrer # 1 well. The well is a natural gas well that produces from the Wilcox in the Easter field in Colorado County, Texas.

Subsequent to the end of the third quarter, effective November 1, 2015, the Company sold eight (8) operated wells and one (1) salt water disposal well. The wells are located in Bee, Jackson & Victoria Counties, Texas.

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

SPINDLETOP OIL & GAS CO.
(Registrant)

Date: November 16, 2015	By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

Date: November 16, 2015	By:/s/ Michelle H. Mazzini
Michelle H. Mazzini
Vice President, Secretary

Date: November 16, 2015	By:/s/ Robert E. Corbin
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

Date: November 16, 2015

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

Date: November 16, 2015

By:/s/ Robert E. Corbin
Robert E. Corbin
Controller, Principal Financial and
Accounting Officer

Exhibit 32.1

Certification Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Spindletop Oil & Gas Co. (the “Company”), on Form 10-Q for the quarter ended September 30, 2015 as filed with the Securities Exchange Commission on the date hereof (the “Report”), the undersigned Principal Executive Officer and Principal Financial and Accounting Officer of the Company, do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: November 16, 2015

By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

By:/s/ Robert E. Corbin
Robert E. Corbin
Controller, Principal Financial and
Accounting Officer