Form 10-K
period 2015-12-31
SPINDLETOP OIL & GAS CO
filed 2016-03-30
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

$4,111,832 based upon a total of 1,035,726 shares held as of June 30, 2015 by persons believed to be non-affiliates of the Registrant; the basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, that such calculation, if made as of a date within 60 days of this filing, would yield a different value.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value	6,936,269
(Class)	(Outstanding at March 30, 2016)

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

In addition, the Company, through PPC, owns approximately 20.8 miles of pipelines located in Texas, which are used for the gathering of natural gas. These gathering lines are located in the Fort Worth Basin and are being utilized to transport the Company's natural gas as well as natural gas produced by third parties.

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

From 2003 through the fourth quarter of 2008, we returned our focus to a strategy of development drilling with an emphasis on our Barnett Shale acreage. Since 2009, our focus has evolved to seek value-priced acquisitions combined with the development of economically feasible drilling prospects. Currently we are continuing our efforts to acquire producing properties and develop our leasehold acreage. We are pursuing controlled growth through acquisitions of good quality producing properties as well as through the drilling of new wells. With current oil and natural gas prices and high costs to produce, we believe that it is prudent to carefully evaluate all our options and make sure that each transaction can be supported in today’s price environment.

Strategic Business Plans

One of our key strategies is to attempt to maintain shareholder value through implementation of plans for selective drilling and value priced acquisitions to the extent the economics of such projects work in this low energy price environment and development of assets. The Company's long-term focus is to grow its oil and natural gas production through a strategic combination of selected property acquisitions, and an exploration and development program primarily based on developing its leasehold acreage. Additionally, the Company plans to continue to rework existing wells to increase production and reserves when feasible.

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

Project Significant Areas

The Company owns various interests in wells located in 14 states and the Company’s operations are currently located in 6 of those states which include Alabama, Arkansas, Louisiana, Oklahoma, New Mexico and Texas.

The Company holds approximately 90,231 gross acres under lease in 14 states. The majority of the leases are held by production. A breakout of the Company’s leasehold acreage by geographic area is as follows:

	Operated		Non-Operated				Percent
	Properties		Properties		Total		of Total
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Geographic Area	Acres	Acres	Acres	Acres	Acres	Acres	Acres	Acres
North Texas (1)	7,383	6,847	2,140	252	9,524	7,099	10.56%	32.19%
East Texas	2,802	2,343	9,165	1,144	11,967	3,487	13.26%	15.81%
Gulf Coast Texas	1,244	1,229	2,250	65	3,494	1,294	3.87%	5.87%
West Texas	1,275	1,030	2,451	119	3,726	1,149	4.13%	5.21%
Texas Panhandle	1,760	1,195	1,520	104	3,280	1,300	3.64%	5.89%
Alabama	1,160	634	2,829	198	3,989	832	4.42%	3.77%
Arkansas	2,296	1,938	2,957	109	5,252	2,047	5.82%	9.28%
Louisiana	838	589	3,058	151	3,896	739	4.32%	3.35%
New Mexico	2,600	1,779	400	7	3,000	1,786	3.32%	8.10%
Oklahoma	317	184	33,165	1,072	33,482	1,256	37.11%	5.70%
Colorado	-		1,200	64	1,200	64	1.33%	0.29%
Kansas	-		640	184	640	184	0.71%	0.83%
Michigan	-		240	6	240	6	0.27%	0.03%
Mississippi	-		140	6	140	6	0.16%	0.03%
Montana	-		690	45	690	45	0.76%	0.20%
North Dakota	-		1,182	138	1,182	138	1.31%	0.63%
Utah	-		2,729	487	2,729	487	3.02%	2.21%
Wyoming	-		1,800	134	1,800	134	1.99%	0.61%

Total	21,675	17,768	68,556	4,285	90,231	22,053	100.00%	100.00%

(1) North Texas includes the Fort Worth Basin & Bend Arch

The majority of the Company’s net acres (65%) are located in Texas.

A breakout of the Company's most significant oil and gas reserves by geographic area is as follows:

	BOE
North Texas including the Fort Worth Basin & Bend Arch	501,864	52.34%
East Texas	153,730	16.03%
Panhandle Texas	69,260	7.22%
West Texas	58,547	6.11%
Total Texas	783,400	81.71%

Alabama	72,640	7.58%
Oklahoma	33,892	3.53%
New Mexico	40,063	4.18%
Louisiana	25,410	2.65%
Montana	2,453	0.26%
Kansas	972	0.10%
Total Other States	175,430	18.29%
Total	958,830	100.00%

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

The Company has 9,524 gross acres under lease across the prolific Fort Worth Basin-Bend Arch Province, the majority of which is held by production from the more shallow producing zones. The Company uses recent and emerging technologies, as well as proven industry practices, to develop and produce oil and natural gas from its properties. Additionally, the Company has a dedicated and well-trained team of employees and professional staff that continually seek out low-risk profitable drilling and acquisition opportunities throughout the Fort Worth Basin-Bend Arch Province.

West Texas

During the fourth quarter of 2014, the Company participated for a 2.62033% non-operated working interest with a 2.12903% net revenue interest in the drilling of the Moore Hooper #1H well located in Phantom (Wolfcamp) field of Loving County, Texas. The well is a horizontal well targeting the Wolfcamp “B”. The well was spud on November 6, 2014 and drilled with a smaller drilling rig. The surface casing was set and cemented at 4,260 ft. on November 11, 2014 and the rig was released. A larger rig was moved in and began drilling on January 2, 2015, and on January 11, 2015, 7-inch intermediate casing was run to 10,708 ft. and cemented-in. The lateral reached a MD of 15,309 ft. on January 27, 2015, and 4.5-inch casing was set and cemented into the 6.125-inch hole on February 18, 2015. The reported TVD was 11,086 ft. and the stimulated portion of the lateral was 3,286 ft. long (top of perf. to lower perf). The well was hydraulically fractured using the plug-n-perf method from February 25, 2015 through March 9, 2015, with 3,785,562 lbs of proppant, 39,000 gallons of 15% acid, and 68,691 bbls. of gel in 14 stages. The perforations were reported to be from 11,524 ft. to 14,810 ft. in the Wolfcamp “B”. The well was placed gas lift and had an initial potential of 432 bopd, 2,017 mcfgpd, and 2,520 bwpd on March 27, 2015.

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

The Company participated for a 2.62033% non-operated working interest with a 2.12903% net revenue interest in the drilling of the Moore Hooper #3H well located in the Phantom (Wolfcamp) field of Loving County, Texas. The well is a horizontal well targeting the Wolfcamp “A”. The well was spud on December 14, 2014, and surface casing was set and cemented at a depth of 4,215 ft. on December 23, 2014. The vertical and the curve portion of the well were then drilled and intermediate casing was set and cemented through the curve at a depth of 10,090 ft. on January 4, 2015 using a smaller rig. A larger rig was moved in and began drilling the lateral on April 29, 2015, and reached total measured depth of 16,160 ft. with a TVD of 10,800 ft. on May 16, 2015. On May 18, 2015, 4.5-inch casing was run to TMD of 16,099 ft. and cemented-in. The well was hydraulically fractured with 26 stages using the plug-n-perf method from June 11, 2015 through June 19, 2015, with 9,529,520 lbs.of proppant, 3,345 bbls of acid, and 160,522 bbls. of gel. The well had an initial potential of 1,620 bopd, 4,255 mcfpd, and 4,420 bwpd on July 16, 2015.

During the fourth quarter of 2014, the Company, as Operator, drilled the Miller #2 well located in the Noodle, NW (Canyon Sand) field of Jones County, Texas. The well is a vertical well targeting the Canyon Sands. The well was spud on October 11, 2014, and reached a TD of 4,360 ft. on October 21, 2014. On October 23, 2014, 5.5-inch production casing was set to 4,358 ft. and cemented in-place. The Canyon Sands were perforated from 3,997 ft. to 4,017 ft. on February 3, 2015. The perfs were broken down with 1,000 gallons of 10% NEFE acid. The well was swabbed for two days and then built pressure for eight days. On February 21, 2015, the Canyon Sands were hydraulically fractured with 58,112 lbs. of proppant and 1,116 bbls of gel. On May 28, 2015 the well was re-fractured in the previous interval with 18,984 gallons linear gel, 645,252 scf of N2 and 67,276# 20-40 mesh sand. The well was then swabbed for four days and rods were run into the hole on June 11, 2015. The well has temporarily abandoned. The Company owns a 76% working interest, with a 67.375% net revenue interest.

Texas Panhandle

During the third quarter of 2014, the Company, as Operator, participated for a 29.1606% working interest with a 21.87045% net revenue interest in the drilling of the Pope #140-4H well in the Pan Petro (Cleveland) Field in Ochiltree County, Texas. The horizontal well was spud on July 9, 2014, and reached a total measured depth of 8,874 ft. on August 15, 2014, in the Cleveland Sand Formation. The TVD was 6,486 ft. and the lateral length was approximately 1,943 ft. On August 15, 2014, 4.5-inch production casing with an open hole packer system was run from 6,187 ft. to 8,666 ft. and set. On January 28, 2015, the Cleveland Sand was hydraulically fractured in 10 stages from 6,931 ft. to 8,691 ft. with 1,110,680 lbs. of proppant, 14,528 bbls of cross linked gel/XL lightning and 5,313,715 scf Nitrogen (30% Foam quality). From January 28, 2015 through March 10, 2015, activities on the well consisted of flowing back, running of tubing, a packer and gas lift valves in the wellbore, the installation of production facilities, gathering lines, setting a gas lift compressor and installing metering. The well was tested on March 22, 2015 with an initial potential of 57 bopd, 106 mcfgpd and 54 bwpd.

Subsequent to the end of the year, the Company acquired an additional working interest of 3.2144% with a net revenue interest of 2.4108% in the Company’s Pope #140-4H well located in the Pan Petro (Cleveland) Field in Ochiltree County, Texas. This acquisition brought the Company’s interest in the well to a total 32.375% working interest with a 24.28125% net revenue interest.

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

North Texas

During the first quarter of 2015, the Company acquired two (2) working interests, each being 1.142857% with a net revenue interest of 0.857143% in the Company’s Lebleu #1 well located in the Sipes Springs (Marble Falls) field in Comanche County, Texas. Subsequent to the end of the year, the Company acquired an additional working interest of 2.285714% with a net revenue interest of 1.714285% in the Company’s Lebleu #1 well. The additional acquisitions brought the Company’s interest in the well to a total 73.848574% working interest with a 55.386432% net revenue interest.

Effective June 1, 2015, the Company sold eight (8) operated wells in Eastland County Texas, ranging from 70% to 100%, with 52.5% to 75% net revenue. Also included in the sale was a 5.3 mile natural gas pipeline owned and operated by PPC.

Subsequent to the end of the year, the Company acquired a working interest of 1.00% with a net revenue interest of 0.75% in the Company’s Joyce Taylor B #1 well located in Palo Pinto County, Texas. This acquisition brought the Company’s interest in the well to a total 89% working interest with a 67% net revenue interest.

South Texas

Effective September 1, 2015, the Company divested its non-operated working interest of 7.599968% with a net revenue interest of 5.901747% in the Lehrer # 1 well. The well is a natural gas well that produces from the Wilcox in the Easter field in Colorado County, Texas.

Effective November 1, 2015, the Company sold nine (9) operated wells in the Texas Gulf Coast area. One (1) well was located in Bee County, five (5) wells were located in Jackson County, and three (3) wells were located in Victoria County, Texas.

During the fourth quarter of 2015, the Company acquired operations of the Welder Ranch #2A well in which the Company previously had a non-operated working interest. The additional working interest acquired increased the Company’s working interest to 100% with a net revenue interest of 70%.

Also in the fourth quarter of 2015, the Company sold two (2) wells in the Texas Gulf Coast area. One well was located in Chambers County, Texas and the other well was located in Victoria County, Texas.

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

Arkansas

Effective October 1, 2015, the Company sold its non-operated working interests ranging from 0.3472% to 0.5625%, with 0.2605% to 0.421875% net revenue interests in twelve (12) natural gas wells located in Logan County, Arkansas.

California

Effective October 1, 2015, the Company sold its non-operated working interests in three (3) natural gas wells located in Colusa County, California.

.

Oklahoma

Effective November 1, 2015, the Company divested non-operated working interests of 2.7% with net revenue interests of 2.4% in two (2) natural gas wells located in Haskell County, Oklahoma.

Alabama

Subsequent to year end, effective February 1, 2016, the Company divested its non-operated working interest of 8.69841% with a net revenue interest of 7.10451% in an oil unit located in Lamar County, Alabama.

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

The net proved crude oil and natural gas reserves of the Company as of December 31, 2015 were 285,540 barrels of oil and condensate and 4.040 BCF of natural gas. Based on SEC guidelines, the reserves were classified as follows:

	Barrels of Oil	BCF Gas
Proved Developed Producing	285,540	4.040
Proved Developed Non-Producing	-	-
Proved Undeveloped	-	-
Total Proved Reserves	285,540	4.040

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

On a BOE (barrel of oil equivalent) basis (6 MCF/BOE), the net reserves are:

	Barrels of Oil Equivalent (BOE)

Natural Gas Reserves	673,290	70%
Oil Reserves	285,540	30%
Total Reserves	958,830	100%

Proved Developed Producing	958,830	100%
Proved Developed Non-Producing	-	0%
Proved Undeveloped	-	0%
Total Proved Reserves	958,830	100%

The Company has operational control over the majority of these reserves and can therefore to a large extent control the timing of development and production.

	Barrels of Oil Equivalent (BOE)

Operated Wells	716,633	75%
Non-Operated Wells	242,197	25%
Total	958,830	100%

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

The Company is also engaged in the gathering and marketing of natural gas through its subsidiary PPC, which owns 20.8 miles of pipelines, and currently gathers approximately 1,033 mcfgpd. Natural gas is gathered for a fee. Substantially all of the natural gas gathered by the Company is produced from wells that the Company operates and in which it owns a working interest.

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

Dependence on Customers

The following is a summary of significant purchasers / operators (listed by percent of total oil and natural gas sales) from oil and natural gas produced by the Company for the three-year period ended December 31, 2015.

Purchaser / Operator	2015	2014	2013
New Gulf Resources	16%	9%	0%
Targa Midstream Service, LIM	9%	8%	5%
Eastex Crude Company	8%	7%	7%
Pruet Production Co.	7%	6%	13%
Enbridge Energy Partners	7%	12%	6%
Enlink Gas Marketing, LTD.	6%	4%	0%
Sunoco Partners Marketing	5%	5%	4%
OXY USA, Inc.	4%	0%	0%
Shell Trading (US) Company	4%	5%	8%
Valero Energy Corporation	3%	1%	0%
Phillips 66	2%	1%	1%
Ward Petrolum Corporation	2%	1%	1%
DCP Midstream, LP	2%	1%	1%
LPC Crude Oil Marketing LLC	2%	2%	0%
Midcoast Energy Partners LP	2%	2%	0%
Enervest Operating, LLC	2%	2%	2%
Enterprise Crude Oil, LLC	2%	2%	2%
Agave Energy Company	1%	2%	0%
Gulfmark Energy, Inc.	0%	0%	3%
Crosstex Gulf Coast Mktg	0%	0%	5%
Holly Corp (Formerly Navajo Refining Co.)	0%	2%	2%
Halcon Resources Operating, Inc.	0%	9%	28%

Oil and natural gas is sold to approximately 119 different purchasers under market sensitive, short-term contracts computed on a month to month basis.

Except as set forth above, there are no other customers of the Company that individually accounted for more than two percent of the Company's oil and natural gas revenues during the three years ended

December 31, 2015.

The Company currently has no hedged contracts.

Prospective Drilling Activities

The Company's primary oil and natural gas prospect generation and acquisition efforts have been in known producing areas in the United States with emphasis devoted to Texas.

The Company intends to use a portion of its available funds to participate in drilling activities. The Company does not own any drilling rigs. Independent drilling contractors perform all drilling activity. The Company does not refine or otherwise process its oil and natural gas production.

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

Employees

As of December 31, 2015, the Company employed or contracted for the services of a total of approximately seventy-two people. Twenty-five are full-time employees. The remainder are part-time employees or independent contractors. We believe that our relationships with our employees are good.

In order to effectively utilize our resources, we employ the services of independent consultants and contractors to perform a variety of professional, technical, and field services, including in the areas of lease acquisition, land related documentation and contracts, drilling and completion work, pumping, inspection, testing, maintenance and specialized services. We believe that it can be more cost effective to utilize the services of consultants and independent contractors for some of these services.

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

“TVD” means true vertical depth,

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

This annual report contains estimates of our oil and natural gas reserves and the future net cash flows from those reserves. These estimates have been prepared by Company personnel for 2015, 2014 and 2013. There are numerous uncertainties inherent in estimating quantities of reserves of oil and natural gas and in projecting future rates of production and the timing of development expenditures, including many factors beyond our control. The reserve estimates in this annual report are based on various assumptions, including, for example, constant oil and natural gas prices, operating expenses, capital expenditures and the availability of funds, and therefore, are inherently imprecise indications of future net cash flows. Actual future production, cash flows, taxes, operating expenses, development expenditures and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this annual report. Additionally, our reserves may be subject to downward or upward revision based upon actual production performance, results of future development and exploration, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

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

We do not operate some of the properties in which we have an interest and we have limited ability to exercise influence over operations for these properties or their associated costs. As of December 31, 2015, approximately 25% of our crude oil and natural gas proved reserves were operated by other companies. Our dependence on other operators and other working interest owners for these projects and our limited ability to influence operations and associated costs could materially adversely affect the realization of our targeted return on capital in drilling or acquisition activities and our targeted production growth rate. The success and timing of drilling, development and exploitation activities on properties operated by others depend on a number of factors that are beyond our control, including the operator’s expertise and financial resources, approval of other participants for drilling wells and utilization of technology.

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

Our common stock is traded on the Over-the-Counter market and is currently quoted on the OTC Market (Other), symbol "SPND".

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

We are subject to certain title risks.

Our company employees and contract land professionals have reviewed title records or other title review materials relating to substantially all of our producing properties. The title investigation performed by us prior to acquiring undeveloped properties is thorough, but less rigorous than that conducted prior to drilling, consistent with industry standards. We believe we have satisfactory title to all our producing properties in accordance with standards generally accepted in the oil and gas industry. Our properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens, which we believe do not materially interfere with the use of or affect the value of such properties. At December 31, 2015, our leaseholds for some of our net acreage were being kept in force by virtue of production on that acreage in paying quantities. The remaining net acreage was held by lease rentals and similar provisions and requires production in paying quantities prior to expiration of various time periods to avoid lease termination.

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

Our business is highly capital-intensive, requiring continuous development and acquisition of oil and gas reserves. In addition, capital is required to operate and expand our oil and natural gas field operations and purchase equipment. At December 31, 2015, we had working capital of $10,025,000. We anticipate that we will be able to meet our cash requirements for the next 12 months. However, if such plans or assumptions change or prove to be inaccurate, we could be required to seek additional financing sooner than currently anticipated.

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

Our revenues, profitability and the carrying value of our oil and gas properties are substantially dependent upon prevailing prices of, and demand for, oil and natural gas and the costs of acquiring, finding, developing and producing reserves. Our ability to obtain borrowing capacity, to repay future indebtedness, and to obtain additional capital on favorable terms is also substantially dependent upon oil and natural gas prices. Historically, the markets for oil and natural gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and natural gas are subject to wide fluctuations in response to: (i) relatively minor changes in the supply of, and demand for, oil and natural gas; (ii) market uncertainty; and (iii) a variety of additional factors, all of which are beyond our control. These factors include domestic and foreign political conditions, the price and availability of domestic and imported oil and natural gas, the level of consumer and industrial demand, weather, domestic and foreign government relations, the price and availability of alternative fuels and overall economic conditions. Furthermore, the marketability of our production depends in part upon the availability, proximity and capacity of gathering systems, pipelines and processing facilities. Volatility in oil and natural gas prices could affect our ability to market our production through such systems, pipelines or facilities. As of December 31, 2015, approximately 84% of our oil and natural gas production is currently sold to 18 purchasing firms on a month-to-month basis at prevailing spot market prices. Oil prices remained subject to unpredictable political and economic forces during 2015, 2014, and 2013, and experienced fluctuations similar to those seen in natural gas prices for the year. We believe that oil prices will continue to fluctuate in response to changes in the policies of the Organization of Petroleum Exporting Countries ("OPEC"), changes in demand from many Asian countries, current events in the Middle East and Eastern Europe, security threats to the United States, and other factors associated with the world political and economic environment. As a result of the many uncertainties associated with levels of production maintained by OPEC and other oil producing countries, the availabilities of worldwide energy supplies and competitive relationships and consumer perceptions of various energy sources, we are unable to predict what changes will occur in crude oil and natural gas prices. (See Management’s Discussion and Analysis under “Results of Operations” for discussion of the significant decline in revenue due to low oil and natural gas prices during 2015).

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

None

Item 2. Properties

OIL AND GAS PROPERTIES

The following table sets forth pertinent data with respect to the Company-owned oil and gas properties, all located within the continental United States, as estimated by the Company:

	Years Ended December 31,
	2015	2014	2013
Gas and Oil Properties, net (1)
Proved developed gas reserves-Mcf (2)
Proved developed producing	4,040,000	6,839,000	6,735,000
Proved developed non-producing	-	-	27,000
Proved undeveloped gas reserves-Mcf (3)	-	-	-
Total proved gas reserves-Mcf	4,040,000	6,839,000	6,762,000

Proved Developed Crude Oil and
Condensate reserves-Bbls (2)
Proved developed producing	286,000	405,000	419,000
Proved developed non-producing	-	-	31,000
Proved Undeveloped crude oil and	-
Condensate reserves-Bbls (3)	-	-	-
	286,000	405,000	450,000

(1) The estimate of the net proved oil and natural gas reserves, future net revenues, and the present value of future net revenues.

(2) "Proved Developed Oil and Natural gas Reserves" are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

(3) "Proved Undeveloped Reserves" are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. See Footnote 18 to the Financial Statements, Supplemental Reserve Information (Unaudited), for further explanation of the changes for 2013 through 2015.

(4) Reserve amounts are rounded to the nearest thousand.

Productive Wells

The following table sets forth our domestic productive wells and includes both operated wells and wells operated by third parties at December 31, 2015.

Gas Wells		Oil Wells		Total Wells
Gross	Net	Gross	Net	Gross	Net

285	71.26	180	59.71	465	130.97

Acreage

The following table sets forth our undeveloped and developed gross and net leasehold acreage for our operated and non-operated wells at December 31, 2015. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Undeveloped acreage should not be confused with undrilled acreage held by Production under the terms of a lease. Undrilled acreage held by production under the terms of a lease is included in the Developed Acreage category total shown below.

Undeveloped Acreage		Developed Acreage		Total Acreage
Gross	Net	Gross	Net	Gross	Net

5,264	2,027	90,231	22,053	95,495	24,080

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

Wells Drilled and Completed

The Company's working interests in both operated and outside operated exploration and development wells completed during the years indicated were as follows:

	2015		2014		2013
	Gross	Net	Gross	Net	Gross	Net

Exploratory Wells (1):
Productive	-	-	-	-	-	-
Non-Productive	-	-	-	-	-	-
Total	-	-	-	-	-	-

Developed Wells (2):
Productive	6.000	1.143	5.000	1.222	11.000	1.191
Non-Productive	-	-	-	-	-	-
Total	6.000	1.143	5.000	1.222	11.000	1.191

Total Exploration & Development Wells:
Productive	6.000	1.143	5.000	1.222	11.000	1.191
Non-Productive	-	-	-	-	-	-
Total	6.000	1.143	5.000	1.222	11.000	1.191

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

The following tables set forth additional data with respect to production from Company-owned oil and gas operated and non-operated properties, all located within the continental United States:

	For the years ended December 31,
	2015	2014	2013	2012	2011

Oil and Gas Production, net:
Natural Gas (Mcf)	730,709	739,948	736,645	791,708	733,816
Crude Oil & Condensate (Bbl)	64,207	89,068	89,872	79,514	48,708

Average Sales Price per Unit Produced
Natural Gas (Mcf)	$2.51	$4.53	$4.05	$3.64	$5.34
Crude Oil & Condensate (Bbl)	$44.77	$93.38	$105.38	$89.50	$83.85

Average Production Cost per Equivalent Barrel (1) (2)	$15.94	$15.23	$16.58	$16.65	$19.02

(1) Includes severance taxes and ad valorem taxes.

(2) Natural gas production is converted to equivalent barrels at the rate of six MCFG per barrel, representing relative energy content of natural gas to oil.

The Company owns producing royalties and overriding royalties under properties located in Texas. The revenue from these properties is not significant.

The Company is not aware of any major discovery or other favorable or adverse event that is believed to have caused a significant change in the estimated proved reserves since December 31, 2015.

OFFICE SPACE

The Company owns a commercial office building. The property is a two story multi-tenant, garden office building with a sub-grade parking garage. The 34 year old building contains approximately 46,286 rentable square feet and sits on a 1.4919 acre block of land situated in north Dallas, Texas in close proximity to hotels, restaurants and shopping areas (the Galleria Mall) with easy access to Interstate Highway 635 (LBJ Freeway) and Dallas Parkway (North Dallas Toll Road). The Company occupies approximately 12,759 rentable square feet of the building as its primary office headquarters, and leases the remaining space in the building to non-related third party commercial tenants at prevailing market rates.

The address of the Company's principal executive offices is One Spindletop Centre, 12850 Spurling Road, Suite 200, Dallas, Texas 75230. The telephone number is (972) 644-2581.

PIPELINES

The Company owns, through its subsidiary, PPC, 20.8 miles of natural gas pipelines in Parker and Palo Pinto Counties, Texas. These pipelines are steel and polyethylene and range in size from two inches to four inches. These pipelines primarily gather natural gas from wells operated by the Company and in which the Company owns a working interest, but also for other parties.

The Company normally does not purchase and resell natural gas, but gathers natural gas for a fee. The fees charged in some cases are subject to regulations by the State of Texas and the Federal Energy Regulatory Commission. Average daily volumes of natural gas gathered by the pipelines owned by the Company were 1,033, 1,063, and 1,096, mcfgpd for 2015, 2014, and 2013, respectively.

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

Prior to 2004, no significant public trading market had been established for the Company's common stock. The Company does not believe that listings of bid and asking prices for its stock are indicative of the actual trades of its stock, since trades are made infrequently. The following table shows high and low trading prices for each quarter in 2015, 2014, and 2013.

Price Per Share
	High	Low
2015
First Quarter	$ 5.40	$ 3.85
Second Quarter	$ 4.43	$ 3.90
Third Quarter	$ 3.98	$ 3.51
Fourth Quarter	$ 3.80	$ 1.96

2014
First Quarter	$ 3.95	$ 3.21
Second Quarter	$ 6.06	$ 3.45
Third Quarter	$ 6.74	$ 5.31
Fourth Quarter	$ 5.90	$ 4.55

2013
First Quarter	$ 2.60	$ 2.08
Second Quarter	$ 4.15	$ 2.50
Third Quarter	$ 3.90	$ 2.84
Fourth Quarter	$ 3.92	$ 3.21

During the First Quarter of 2016 subsequent to year end, the following high and low prices were recorded for the Company's common stock

Price Per Share
	High	Low
2016
First Quarter	$ 1.91	$ 1.40

There is no amount of common stock that is subject to outstanding warrants to purchase, or securities convertible into, common stock of the Company.

According to the transfer records of the Company at March 30, 2016, common stock of the Company was held by approximately 539 known holders of record.

The following chart compares the yearly percentage change in the cumulative total stockholder return on the Company's Common Stock during the five years ended December 31, 2015 with the cumulative total return of the Standard and Poor's 500 Stock Index and of the Dow Jones U.S. Exploration and Production Index (formerly Dow Jones Secondary Oil Stock Index). The comparison assumes $100 was invested on December 31, 2010 in the Company's Common Stock and in each of the foregoing indices and assumes reinvestment of dividends. The Company paid no dividends on its Common Stock during the five-year period. Figures shown are past results and are not predictive of results in future periods.

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

The Company made no repurchases of its common stock during 2013, 2014 and 2015.

The repurchased shares are held as Treasury Stock.

Item 6. Selected Financial Data

The selected financial information presented should be read in conjunction with the consolidated financial statements and the related notes thereto.

	For the years ended December 31,
	2015	2014	2013	2012	2011

Total Revenue	$ 5,944,000	$ 13,208,000	$ 13,547,000	$ 12,106,000	$ 9,340,000
Net Income	(5,777,000)	3,205,000	3,542,000	3,659,000	1,753,000
Earnings per Share	$ (0.83)	$ 0.46	$ 0.51	$ 0.49	$ 0.23

	For the years ended December 31,
	2015	2014	2013	2012	2011

Total Assets	$ 25,889,000	$ 33,506,000	$ 28,195,000	$ 24,653,000	$ 23,279,000
Long-Term Debt	-	-	-	600,000	720,000

Item 7. Management's Discussion And Analysis Of Financial Condition And

Results Of Operations

Liquidity and Capital Resources

The Company's operating capital needs, as well as its capital spending program, are generally funded from cash flow generated by operations. Because future cash flow is subject to a number of variables, such as the level of production and the sales price of oil and natural gas, the Company can provide no assurance that its operations will provide cash sufficient to maintain current levels of capital spending. Continued substantial decreases in crude oil and natural gas prices would likely have a material adverse effect on the Company’s business, financial condition, and results of operations, and could further limit the Company's access to liquidity and credit, and could hinder its ability to satisfy its capital requirements. Accordingly, the Company may be required to seek additional financing from third parties in order to fund its exploration and development programs.

As noted in our Results of Operations discussion below, the Company has focused on lowering costs through headcount reduction by attrition and spending only on essential general and administrative expenditures. In order to raise additional revenue, the Company is pursuing the acquisition of new operated and non-operated reserves through drilling ventures and purchases of existing wells. The Company believes that it is well positioned to take advantage of the declining prices for existing wells with its cash reserves and ability to borrow in order to effect any acquisition.

Results of Operations

2015 Compared to 2014

Oil and natural gas revenues for the year ended December 31, 2015 were $4,841,000 compared to $11,688,000 for the year ended December 31, 2014, a decrease of $6,847,000 or 58.6%.

During the third quarter of 2014, oil and gas prices started to decline worldwide. The Company has experienced a similar decline in the selling prices of its oil and natural gas products as follows; Average quarterly crude oil prices per barrel for the year ended December 31, 2014 were $113.76, $100.55, $98.05 and $83.03. Average quarterly natural gas prices per MCF for the same periods were $4.64, $4.71, $4.45, and $4.06 respectively. During 2015, average quarterly crude oil prices were $46.33, $54.48, $45.68, and $41.03. Average quarterly natural gas prices were $2.67, $2.46, $2.31, and $2.45 respectively. These declining prices have had a material detrimental effect on the Company’s crude oil and natural gas revenues over the last two years.

Oil revenue for 2015 was approximately $3,010,000 compared to $8,317,000 for 2014, a decrease of approximately $5,307,000 or 63.8%. Average oil prices decreased to an average of $44.77 per barrel in 2015 from an average of $93.38 per barrel in 2014, a decrease of $48.61 per barre or 52.1%. Oil sales decreased to 64,208 barrels from approximately 89,068 barrels in 2014, a decrease of 24,860 barrels or 27.9%. The decrease in oil revenue and sales is predominantly due the significant decreases in crude oil prices beginning in the second half of 2014, and which continued through 2015.

Natural gas revenue for 2015 was approximately $1,831,000 compared to $3,371,000 for 2014, a decrease of approximately $1,540,000 or 45.7%. Natural gas sales decreased to approximately 731,000 mcf in 2015 from approximately 740,000 mcf in 2014, a decrease of approximately 9,000 mcf or 1.2%. Natural gas prices decreased to an average of $2.51 per mcf in 2015, a decrease of $2.02 or 44.6% from an average of $4.53 per mcf in 2014.

Revenue from lease operations was approximately $481,000 for 2015, remaining constant compared to approximately $481,000 in 2014. Revenue from lease operations results from field supervision charges on operated wells as well as administrative overhead billed to working interest owners.

Revenues from gas gathering, compression, and equipment rental for 2015 were approximately $141,000, a decrease of $14,000 or 9.0% from approximately $155,000 in 2014. This was due primarily to a decrease in natural gas volume sold through PPC.

Real estate rental revenue for 2015 was approximately $230,000, down 4.2% or $10,000 from approximately $240,000 in 2014. The decrease was due to some tenant vacancies during 2015 as compared to 2014.

Interest income for 2015 was approximately $68,000, a decrease of $57,000 from approximately $125,000 in 2014 or 45.6%. The decrease in interest income was due to a significant decrease in interest rates paid by a banking institution where the Company had substantial deposits.

Other revenue for 2015 was $183,000, as compared to $519,000 in 2014, a decrease of $336,000 or 64.7%. This change is due primarily to the recognition of prospect participation fees earned under drilling ventures in 2014.

Lease operating expenses in 2015 were approximately $2,365,000 as compared to $2,240,000 in 2014, a net increase of $125,000, or 5.6%. Of this net increase, approximately $112,000 was due to new operated properties added since 2014, offset by a decrease of approximately $63,000 attributable to decreased operating expenses for non-operated leases. The remaining increase of $76,000 represented net increases and decreases on various properties due to general price fluctuations and levels of operational activity.

Production taxes, gathering, and marketing expenses for 2015 were approximately $600,000 compared to $996,000 in 2014, a decrease of approximately $396,000, or 39.8%. This decrease was directly related to the decrease in oil and natural gas production and revenues, which have been partially offset by overall gathering and marketing expenses for non-operated leases.

Pipeline and rental expenses for 2015 were $32,000 compared to $49,000 for 2014, a decrease of $17,000, or 34.7%. This decrease is primarily due to high repair expenses in 2014.

Real estate expenses in 2015 were approximately $215,000 compared to $220,000 during the same period in 2014, a decrease of approximately $5,000 or 2.3%.

Depreciation and amortization expense for 2015 was $2,426,000 compared to $1,846,000 for 2014, an increase of $580,000 or 31.4%. Amortization of the full cost pool of oil and natural gas assets for 2015 was $2,352,000 compared to $1,771,000 for the year ended 2014, an increase of $581,000 or 32.8%.

The Company re-evaluated its proved oil and gas reserves as of December 31, 2015, and decreased its estimated total proved reserves by approximately 585,000 BOE to 959,000 BOE at the end of 2015 compared to 1,544,000 BOE at the end of 2014, a decrease of approximately 37.9%. Sales of oil and natural gas products during 2015 decreased by 23,000 BOE from approximately 212,000 BOE in 2014 to approximately 186,000 BOE in 2015, a decrease of approximately 12.3%. (See Footnote 18 to the Financial Statements). This resulted in an increase in the depletion rate factor from 12.090% in 2014 on an unamortized full cost pool base of $14,650,000 to a depletion rate factor of 16.246% on an unamortized full cost pool base of $14,474,000 in 2015. The net decrease in the unamortized full cost pool base of $176,000 was due primarily to an increase in the amounts capitalized in the full cost pool of approximately $1,595,000 less the increase in accumulated depletion of $1,771,000.

The Company recorded an impairment expense in the carrying value of its proved oil and gas properties of $5,116,000, due primarily to declines in the average realized prices for sales of its crude oil and natural gas on the first calendar day of each month during the trailing 12-month period prior to December 31, 2015. The net present value of the Company’s proved oil and natural gas reserves, discounted at 10% at December 31, 2015, was approximately $7,006,000 compared to $22,218,000 at December 31, 2014. (See Footnote 18 to the Financial Statements. A ceiling test, determined that the unamortized cost of the full cost pool of $14,474,000 less the current year amortization of $2,352,000 equaled $12,122,000, or $5,116,000 above the net present value of the Company’s proved oil and gas reserves. The impairment provision was credited to accumulated depreciation and amortization on the balance sheet. No impairment of oil and gas properties charge was recorded for 2014 or 2013.

Asset Retirement Obligation (“ARO”) accretion expense for 2015 was $35,000 down from $42,000 in 2014, a decrease of $7,000 or 16.7%. The ARO calculation is based on the Company’s annual reserve report and takes into consideration the changes between years of the Company’s estimated obligation to plug its interest in existing wells. This estimated future cost is discounted using a 10% discount factor based on the estimated life of each property. Changes are incorporated as applicable into the full cost pool and the carrying value of the liability. Accretion expense measures and incorporates changes due to the passage of time into the carrying amount of the liability.

General and administrative expenses for 2015 were approximately $3,198,000 as compared to approximately $4,019,000 for 2014, a decrease of approximately $821,000 or 20.4%. The decrease was primarily due to decreases in salary, wages and related employee benefits. In view of the large decreases in oil and gas prices and reduction of revenues during 2015, the Company has made a concentrated effort to reduce its general and administrative costs. Personnel costs have been reduced by approximately $743,000 primarily through an approximate 25% reduction in headcount through attrition. As employees left the Company, they were not replaced and responsibilities have been spread among the remaining staff.

Other general office and administrative expenses have been reduced by approximately $78,000 as the Company has reduced its spending to essential items.

The Company incurred no interest expense for 2015 or 2014 compared to approximately $17,000 for 2013. Effective December 27, 2013, the Company prepaid the remaining principal plus accrued interest on its bank loan for the Company’s office building.

2014 Compared to 2013

Oil revenue for 2014 was approximately $8,317,000 compared to $9,471,000 for 2013, a decrease of approximately $1,154,000 or 12.2%. Average oil prices decreased to an average of $93.38 per barrel in 2014 from an average of $105.38 per barrel in 2013, a decrease of $12.00 per barrel or 11.4%. Oil sales decreased to 89,068 barrels from approximately 89,872 barrels in 2013, a decrease of 804 barrels or 0.9%. The decrease in oil revenue and sales is predominantly due the significant decreases in crude oil prices beginning in the second half of 2014.

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

Revenues from gas gathering, compression and equipment rental for 2014 were $155,000, an increase of $13,000 or 9.2% from $142,000 in 2013. This was due primarily to an increase in natural gas volume sold through PPC.

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

Management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2015.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not Applicable

PART III

Item 10. Directors and Executive Officers Of The Registrant

The Directors and Executive Officers of the Company and certain information concerning them is set forth below:

Name	Age	Position

Chris G. Mazzini	58	Chairman of the Board, Director, and President

Michelle H. Mazzini	54	Director, Vice President, Secretary, and Treasurer

Ted R. Munselle	60	Director

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

Robert E. Corbin, Controller, has been a full-time employee of Spindletop since April 2002. From May 2001 until April 2002, Mr. Corbin was an Independent Accounting Consultant and devoted substantially all of his time to Spindletop. He has been active in the oil and gas industry for over 40 years, during which time he has served as financial officer of a publicly-held company as well as several private oil and gas companies and partnerships. Mr. Corbin graduated from Texas Tech University in 1969 with a BBA degree in Accounting and began his accounting career as an auditor with Arthur Andersen & Co. in 1970. Mr. Corbin is a Certified Public Accountant since 1972.

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

Family Relationships

Michelle Mazzini, Vice President, Secretary, Treasurer, and General Counsel is the wife of Chris Mazzini, Chairman of the Board and President.

Involvement in Certain Legal Proceedings

None of the directors or executive officers of the Registrant, during the past five years, has been involved in any civil or criminal legal proceedings, bankruptcy filings or has been the subject of an order, judgment or decree of any Federal or State authority involving Federal or State securities laws.

Board Meetings and Committees

The Board of Directors met one time in 2015. The Board has established an audit committee. The Board is small and all members of the Board serve on the audit committee. The function of the audit committee is to assist the Board in fulfilling its oversight responsibilities by reviewing the financial information that will be provided to the shareholders and others, the systems of internal controls that management and the Board of Directors have established, and the audit process. During 2015, Mr. Munselle was Chairman of the Audit Committee.

With respect to nominations to the Board, compensation, financial planning, strategies, and business alternatives, the Company does not have separate committees as the Board is small and all members of the Board participate in making recommendations and decisions on these matters.

Item 11. Executive Compensation

Cash Compensation

Cash compensation including salaries and bonuses, of $150,036, $326,539, and $349,405 was paid to Mr. Mazzini in 2015, 2014, and 2013 respectively. Cash compensation including salaries and bonuses of $125,096, $209,424, and $226,185 was paid to Ms. Mazzini in 2015, 2014, and 2013 respectively.

The decrease in cash compensation for 2015 was due to the fact that neither Mr. nor Mrs. Mazzini was paid a cash bonus during the year.

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

Compensation of Directors

Directors who are employees of the Company are not currently compensated for their services on the Board. Mr. Munselle was paid a director’s fee of $10,000 in 2015, $10,000 in 2014 and $10,000 in 2013 to compensate him for his position as the Board of Directors’ Financial Expert. Mr. Munselle also receives $2,500 for each Board of Directors’ meeting during the year other than the annual meeting.

Termination of Employment and Change of Control Arrangement

There are no plans or arrangements for payment to officers or directors upon resignation or a change in control of the Registrant.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

Security Ownership of Certain Beneficial Owners and Managers

The table below sets forth the information indicated regarding ownership of the Registrant's common stock, $.01 par value, the only outstanding voting securities, as of March 30, 2016 with respect to: (i) any person who is known to the Registrant to be the owner of more than five percent of the Registrant's common stock; (ii) the common stock of the Registrant beneficially owned by each of the directors of the Registrant, and (iii) by all officers and directors as a group. Each person has sole investment and voting power with respect to the shares indicated, except as otherwise set forth in the footnotes to the table.

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

** Percentages are based upon 6,936,269 shares of Common Stock outstanding at March 30, 2016.

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

Chris G. Mazzini and Michelle H. Mazzini, through a limited partnership in which they are limited partners, own M-R Oilfield Services, LP ("MRO"), an oilfield service company which, until September, 2015, provided roustabout, swabbing and completion services at rates which are at or below market to the Company. This oilfield services company shut down operations on September 1, 2015, but previously performed work exclusively for the Company, its parent company, Giant Energy Corp. and Giant NRG, LP. The Company benefited by having immediate access to these services. Effective January 1, 2014, MRO began leasing its employees from the Company; effective September 1, 2015, the Company terminated the employment of the employees leased to MRO when MRO shut down its operations.

Certain Business Relationships

The long-term debt, which was secured by the commercial office building, was also guaranteed individually by Chris G. Mazzini and Michelle H. Mazzini, related parties. Effective December 27, 2013, the Company prepaid the remaining principal balance plus accrued interest and the note was paid in full.

On October 1, 2008, Giant entered into an Administrative Services Agreement with the Company whereby Giant pays the Company $250 per month for the Company providing administrative services to Giant. The Company also entered into a management services agreement with MRO whereby MRO made monthly payments in the amount of $1,000 per month to the Company in exchange for the Company providing administrative services to MRO. The Company’s agreement with MRO was terminated effective September 1, 2015. On October 1, 2008, the Company entered into a similar agreement with Giant NRG, LP (“NRG”) a limited partnership with Chris Mazzini and Michelle Mazzini as limited partners. Under this agreement NRG pays a monthly fee of $2,500 to the Company in exchange for the Company providing certain administrative services to NRG. The Company has entered into a similar arrangement with Peveler Pipeline, LP ("Peveler"), whereby Peveler pays the Company a monthly charge of $250 in exchange for the Company providing administrative services to Peveler. Chris and Michelle Mazzini are the owners of Peveler Pipeline, LP, a limited partnership which owns a pipeline gathering system servicing wells owned by Giant, another related entity, described elsewhere in this report. The Company entered into a similar agreement with M-R Ventures, LLC (“MRV”) a limited liability company that operates some wells in Michigan, and that is owned by Chris and Michelle Mazzini. Pursuant to this agreement, MRV pays the Company a monthly fee in the amount of $500 for certain administrative services that the Company provides to MRV. The Company entered into a similar agreement with Reserve Royalty Company (“Reserve”) a sole proprietorship that holds some royalty interests owned by Chris and Michelle Mazzini. Pursuant to this agreement, Reserve pays the Company a monthly fee in the amount of $350 for certain administrative services that the Company provides to Reserve. See also note 6 to the Financial Statements.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees for professional services rendered to Spindletop Oil & Gas Co. and Subsidiaries for the years 2015 and 2014 by accounting firm, Farmer, Fuqua, & Huff, P.C.

Type of Fees	2015	2014

Audit Fees	$ 46,000	$ 45,500
Audit Related Fees	-	-
Tax Fees	4,525	-
All other fees	-	-

Members of the Board of Directors (the "Board") fulfill the responsibilities of an audit committee and have established policies and Procedures for the approval and pre-approval of audit services and permitted non-audit services. The Board has the responsibility to engage and terminate Farmer, Fuqua, & Huff, P.C. independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All the fees for 2015 and 2014 were pre-approved by the Board or were within the pre-approved guidelines for permitted non-audit services and fees established by the Board, and there were no instances of waiver of approved requirements or guidelines during the same periods.

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

Date: March 30, 2016

By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures
Principal Executive Officers	Capacity	Date

/s/ Chris Mazzini
	President, Director	March 30, 2016
Chris Mazzini	(Chief Executive Officer

/s/ Michelle Mazzini
	Vice President, Secretary,	March 30, 2016
Michelle Mazzini	Treasurer, Director

/s/ Ted R. Munselle
	Director	March 30, 2016
Ted R. Munselle

/s/ Robert E. Corbin	Controller (Principal Financial	March 30, 2016
and Accounting Officer)
Robert E. Corbin

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
Index to Consolidated Financial Statements and Schedules

Page

Report of Independent Registered Public Accounting Firm	47

Consolidated Balance Sheets - December 31, 2015 and 2014	48-49

Consolidated Statements of Operations for the years ended
December 31, 2015, 2014, and 2013	50

Consolidated Statements of Changes in Shareholders'
Equity for the years ended December 31, 2015, 2014, and 2013	51

Consolidated Statements of Cash Flows for the years ended
December 31, 2015, 2014, and 2013	52

Notes to Consolidated Financial Statements	53

Schedules for the years ended December 31, 2015, 2014, and 2013
II - Valuation and Qualifying Accounts	70
III - Real Estate and Accumulated Depreciation	71

All other schedules have been omitted because they are not applicable, not required, or the information has been supplied in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Spindletop Oil & Gas Co.

We have audited the accompanying consolidated balance sheets of Spindletop Oil & Gas Co. (A Texas Corporation) and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2015. Spindletop Oil & Gas Co.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spindletop Oil & Gas Co. and subsidiaries as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of Spindletop Oil & Gas Co.’s internal control over financial reporting as of December 31, 2015 included in the accompanying management report on internal control over financial reporting and, accordingly, we do not express an opinion thereon.

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

/s/ Farmer, Fuqua & Huff, P.C.

Richardson, Texas

March 30, 2016

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
ASSETS

Current Assets
Cash and cash equivalents	$ 12,845,000	$ 14,294,000
Accounts receivable, trade	1,835,000	2,153,000
Income tax receivable	754,000	172,000
Other short-term investments	400,000	400,000
Total Current Assets	15,834,000	17,019,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	29,144,000	28,067,000
Rental equipment	406,000	406,000
Gas gathering system	115,000	180,000
Other property and equipment	296,000	251,000
	29,961,000	28,904,000
Accumulated depreciation and amortization	(22,577,000)	(15,147,000)
Total Property and Equipment	7,384,000	13,757,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,580,000	1,580,000
Accumulated depreciation	(803,000)	(756,000)
Total Real Estate Property	1,465,000	1,512,000

Other Assets
Other long-term investments	1,200,000	1,200,000
Other	6,000	18,000
Total Other Assets	1,206,000	1,218,000
Total Assets	$ 25,889,000	$ 33,506,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 5,809,000	$ 6,354,000
Total Current Liabilities	5,809,000	6,354,000

Noncurrent Liabilities
Asset retirement obligation	1,121,000	1,078,000
Total Noncurrent Liabilities	1,121,000	1,078,000

Deferred Income Tax Payable	490,000	1,828,000

Total Liabilities	7,420,000	9,260,000

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 6,936,269 shares outstanding at December 31, 2015 and at December 31, 2014.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury stock, at cost	(1,536,000)	(1,536,000)
Retained earnings	18,985,000	24,762,000
Total Shareholders' Equity	18,469,000	24,246,000
Total Liabilities and Shareholders' Equity	$ 25,889,000	$ 33,506,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015	2014	2013
Revenues
Oil and gas revenues	$ 4,841,000	$ 11,688,000	$ 12,457,000
Revenue from lease operations	481,000	481,000	409,000
Gas gathering, compression, equipment rental	141,000	155,000	142,000
Real estate rental income	230,000	240,000	249,000
Interest Income	68,000	125,000	81,000
Other	183,000	519,000	209,000
Total Revenues	5,944,000	13,208,000	13,547,000

Expenses
Lease operations	2,365,000	2,240,000	2,524,000
Production taxes, gathering and marketing	600,000	996,000	1,001,000
Pipeline and rental operations	32,000	49,000	42,000
Real estate operations	215,000	220,000	215,000
Depreciation and amortization	2,426,000	1,846,000	1,913,000
Impairment of oil & gas properties	5,116,000	-	-
ARO accretion expense	35,000	42,000	118,000
General and administrative	3,198,000	4,019,000	3,648,000
Interest expense	-	-	17,000
Total Expenses	13,987,000	9,412,000	9,478,000
Income (Loss) Before Income Tax	(8,043,000)	3,796,000	4,069,000

Current income tax provision (benefit)	(928,000)	526,000	602,000
Deferred income tax provision (benefit)	(1,338,000)	65,000	(75,000)
Total income tax provision (benefit)	(2,266,000)	591,000	527,000
Net Income (Loss)	$ (5,777,000)	$ 3,205,000	$ 3,542,000

Earnings (Loss) per Share of Common Stock
Basic and Diluted	$ (0.83)	$ 0.46	$ 0.51

Weighted Average Shares Outstanding
Basic and Diluted	6,936,269	6,936,269	6,936,269

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2015, 2014, 2013

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings

Balance December 31, 2012	7,677,471	$ 77,000	$943,000	741,202	$(1,536,000)	$18,015,000

Net Income	-	-	-	-	-	3,542,000
Balance December 31, 2013	7,677,471	77,000	943,000	741,202	(1,536,000)	21,557,000

Net Income	-	-	-	-	-	3,205,000
Balance December 31, 2014	7,677,471	77,000	943,000	741,202	(1,536,000)	24,762,000

Net Loss	-	-	-	-	-	(5,777,000)
Balance December 31, 2015	7,677,471	$ 77,000	$943,000	741,202	$(1,536,000)	$18,985,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended, December 31,
	2015	2014	2013
Cash Flows from Operating Activities
Net Income (Loss)	$ (5,777,000)	$ 3,205,000	$ 3,542,000
Reconciliation of net income (loss) to net cash
provided by operating activities
Depreciation and amortization	2,426,000	1,846,000	1,913,000
Impairment of oil and gas properties	5,116,000	-	-
Accretion of asset retirement obligation	35,000	42,000	118,000
Changes in accounts receivable	318,000	1,480,000	(1,478,000)
Changes in income tax receivable	(582,000)	(172,000)	-
Changes in accounts payable & accrued liabilities	(545,000)	2,322,000	484,000
Changes in current tax payable	-	(252,000)	153,000
Changes in deferred tax payable	(1,338,000)	65,000	(75,000)
Other	12,000	(14,000)	2,000
Net cash provided by (used for) operating activities	(335,000)	8,522,000	4,659,000

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development costs	(1,114,000)	(3,357,000)	(1,961,000)

Net cash used for investing activities	(1,114,000)	(3,357,000)	(1,961,000)

Cash Flows from Financing Activities
Repayment of note payable to bank	-	-	(720,000)

Net cash used for financing activities	-	-	(720,000)
Increase (decrease) in cash	(1,449,000)	5,165,000	1,978,000

Cash at beginning of period	14,294,000	9,129,000	7,151,000
Cash at end of period	$ 12,845,000	$ 14,294,000	$ 9,129,000

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

If unamortized costs capitalized within a cost center, less related deferred income taxes, exceed the cost center ceiling (as defined), the excess is charged to expense and separately disclosed during the period in which the excess occurs. Amounts required to be written off will not be reinstated for any subsequent increase in the cost center ceiling. An impairment of oil and gas properties of $5,116,000 was recorded for 2015. No impairment of oil and gas properties charge was recorded for 2014 or 2013.

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

Investments in Real Estate

All investments in real estate holdings are stated at cost or adjusted carrying value. ASC Topic 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, requires that a property be considered impaired if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. If impairment exists, an impairment loss is recognized by a charge against earnings equal to the amount by which the carrying amount of the property exceeds fair market value less cost to sell the property. If impairment of a property is recognized, the carrying amount of the property is reduced by the amount of the impairment, and a new cost for the property is established. Depreciation is provided over the properties estimated remaining useful life. There was no charge to earnings during 2015 due to impairment of real estate holdings.

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

The following table reflects the changes of the asset retirement obligations during the period ending December 31;

	2015	2014
Carrying amount of asset retirement obligation	$ 1,078,000	$ 1,107,000
Liabilities added	54,000	36,000
Liabilities divested or settled	(46,000)	(107,000)
Current period accretion expenses	35,000	42,000
Carrying amount as of December 31,	$ 1,121,000	$ 1,078,000

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

Recently Issued Accounting Pronouncements

In November, 2015, the FASB issued Accounting Standards Update No. 2015-17: Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. (“ASU 2015-17”). ASU 2015-17 is part of an initiative to reduce complexity in accounting standards. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. However, the classification does not generally align with the time period in which the recognized deferred tax amounts are expected to be recovered or settled. To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statement issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The Company has selected early application starting with the financial statements issued for the year ending December 31, 2015. The provisions of this accounting update do not have a material impact on the Company’s financial position or results of operations. Accordingly, the deferred tax liability and valuation allowance are classified as non-current.

In May, 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued new accounting guidance for recognition of revenue: Accounting Standards Update No. 2014-09: Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). In August, 2015, the FASB issued Accounting Standards Update No. 2015-14: Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Therefore, when the Company issues financial statements on Forms 10-Q and 10-K for periods included in its year ended December 31, 2018, its comparative periods that are presented for the years ended December 31, 2016 and 2017 must be retrospectively presented. The Company does not anticipate that this new guidance will have a material impact on the Company’s consolidated financial position or results of operations for the periods presented.

Currently, there are no other new accounting pronouncements that were issued to be effective in 2015 or subsequent thereto that would have a material impact on the Company’s financial reporting.

Certain amounts in the 2014 financial statements have been reclassified for comparative purposes to conform to the 2015 presentation.

Subsequent Events

The Company has evaluated subsequent events through the issuance date of March 30, 2016.

3. ACCOUNTS RECEIVABLE

	December 31,
	2015	2014

Trade	$ 167,000	$ 82,000
Accrued receivable	1,683,000	2,086,000
	1,850,000	2,168,000
Less: Allowance for losses	(15,000)	(15,000)
	$ 1,835,000	$ 2,153,000

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

4. ACCOUNTS PAYABLE

	December 31,
	2015	2014

Trade payables	$ 1,609,000	$ 907,000
Production proceeds payable	2,911,000	2,951,000
Prepaid drilling costs	1,289,000	2,496,000
	$ 5,809,000	$ 6,354,000

5. NOTES PAYABLE

Effective December 27, 2013, the Company prepaid the remaining principal balance plus accrued interest on its note payable to a bank for the commercial office building. The note was paid in full.

6. RELATED PARTY TRANSACTIONS

On October 1, 2008, Giant entered into an Administrative Services Agreement with the Company whereby Giant agreed to pay the Company $250 per month for the Company providing administrative services to Giant. The Company had also entered into a management services agreement with M-R Oilfield Services, LP (“MRO”), whereby MRO made monthly payments in the amount of $1,000 to the Company in exchange for the Company providing administrative services to MRO. The Administrative Services Agreement between the Company and MRO was terminated effective September 1, 2015 when MRO ceased operations. On October 1, 2008, the Company entered into a similar agreement with Giant NRG, LP (“NRG”), a limited partnership with Chris Mazzini and Michelle Mazzini as limited partners. Under this agreement NRG pays a monthly fee of $2,500 to the Company in exchange for the Company providing certain administrative services to NRG. The Company has entered into a similar arrangement with Peveler Pipeline, LP ("Peveler"), whereby Peveler pays the Company a monthly charge of $250 in exchange for the Company providing administrative services to Peveler. Chris and Michelle Mazzini are the owners of Peveler Pipeline, LP, a limited partnership which owns a pipeline gathering system servicing wells owned by Giant, another related entity, described elsewhere in this report. The Company entered into a similar agreement with M-R Ventures, LLC (“MRV”), a limited liability company that operates some wells in Michigan, and that is owned by Chris and Michelle Mazzini. Pursuant to this agreement, MRV pays the Company a monthly fee in the amount of $500 for certain administrative services that the Company provides to MRV. The Company entered into a similar agreement with Reserve Royalty Company (“Reserve”) a sole proprietorship that holds some royalty interests owned by Chris and Michelle Mazzini. Pursuant to this agreement, Reserve pays the Company a monthly fee in the amount $350 for certain administrative services that the Company provides to Reserve.

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

During the three year period ending December 31, 2015, the Company did not issue any compensation related to share-based payments.

The Company has not approved nor authorized any standing repurchase program for its common stock.

The Company made no repurchases of its common stock during 2014 or 2015.

The repurchased shares are held as Treasury Stock.

8. INCOME TAXES

The Company accounts for income taxes pursuant to ASC Topic 740-10, "Accounting for Income Taxes". ASC Topic 740-10 utilizes the liability method of computing deferred income taxes.

Income tax differed from the amounts computed by applying an effective United States federal income tax rate of 34% to pretax income in 2015, 2014 and 2013 as a result of the following:

	2015	2014	2013
Computed expected tax expense (benefit)	$ (2,735,000)	$ 1,290,000	$ 1,405,000

Miscellaneous timing differences
related to book and tax depletion
differences and the expensing of
intangible drilling costs	1,978,000	(764,000)	(803,000)

Correction of prior year estimate	(171,000)	-	-

Expected Federal income tax expense (benefit)	$ (928,000)	$ 526,000	$ 602,000

Income tax expense (benefit) for the years ended December 31, 2015, 2014 and 2013 consisted of the following:

	2015	2014	2013
Federal income taxes (benefit)	$ (928,000)	$ 526,000	$ 602,000
State income taxes	-	-	-
Current income tax provision (benefit)	$ (928,000)	$ 526,000	$ 602,000

Deferred income taxes reflect the effects of temporary differences between the tax bases of assets and liabilities and the reported amounts of those assets and liabilities for financial reporting purposes. Deferred income taxes also reflect the value of investment tax credits and an offsetting valuation allowance. The Company's total deferred tax assets and corresponding valuation allowance at December 31, 2015 and 2014 consisted of the following:

	December 31,
	2015	2014
Deferred tax assets
Depreciation, depletion and amortization	1,186,000	450,000
Other, net	7,000	7,000
Expired leasehold	190,000	89,000
Total deferred tax assets	1,383,000	546,000

Deferred tax liabilities
Intangible drilling costs	(1,801,000)	(2,115,000)
Depreciation	(72,000)	(259,000)
Total deferred tax liability	(1,873,000)	(2,374,000)
Net deferred tax liability	$ (490,000)	$ (1,828,000)

9. CASH FLOW INFORMATION

The Company does not consider any of its assets, other than cash and certificates of deposit shown as cash on the balance sheet, to meet the definition of a cash equivalent.

Net cash provided by operating activities includes cash payments for the following:

	2015	2014	2013

Interest expense	$ -	$ -	$ 17,000

Income taxes	50,000	950,000	450,000

Excluded from the Consolidated Statements of Cash Flows were the effects of certain non-cash investing and financing activities, as follows:

	2015	2014	2013
Addition (Reduction) of oil & gas
properties by recognitions of
asset retirement obligation	$ 8,000	$ (71,000)	$ 40,000
	$ 8,000	$ (71,000)	$ 40,000

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

As of December 31, 2015 the Company had approximately $7,742,000 in checking and money market accounts at one bank, and approximately $3,178,000 in a second bank. The Company also had approximately $3,940,000, including $400,000 of short-term certificates of deposit and $1,200,000 of long-term certificates of deposit invested at five other banking institutions. Cash amounts on deposit at these institutions exceeded current per account FDIC protection limits by approximately $11,672,000.

Most of the Company's business activity is located in Texas. Accounts receivable as of December 31, 2015 and 2014 are due from both individual and institutional owners of joint interests in oil and gas wells as well as purchasers of oil and natural gas. A portion of the Company's ability to collect these receivables is dependent upon revenues generated from sales of oil and natural gas produced by the related wells.

12. FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments at December 31, 2015 and 2014 follows:

	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash	$ 12,845,000	$ 12,845,000	$ 14,294,000	$ 14,294,000
Short-term certificates	400,000	400,000	400,000	400,000
Long-term certificates	1,200,000	1,200,000	1,200,000	1,200,000
Accounts receivable	1,835,000	1,835,000	2,153,000	2,153,000

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

At December 31, 2015 the Company has acquired bonds and letters of credit issued in favor of various state regulatory agencies as mandated by state law in order to comply with financial assurance regulations required to perform oil and gas operations within the various state jurisdictions.

The Company has seven, $5,000 single-well bonds totaling $35,000 and one $10,000 single well bond with an insurance company, for wells the Company operates in Alabama. The $5,000 bonds are written for a three year period and the $10,000 bond is written for a one year period.

The Company has 11 letters of credit from a bank issued for the benefit of various state regulatory agencies in Texas, New Mexico, Oklahoma, and Louisiana, ranging in amounts from $17,875 to $100,000 and totaling $462,875.00. These letters of credit have expiration dates that range from January 31, 2016 through March 31, 2017 and are fully secured by funds on deposit with the bank in business money market accounts.

14. ADDITIONAL OPERATIONS AND BALANCE SHEET INFORMATION

Certain information about the Company's operations for the years ended December 31, 2015, 2014 and 2013 follows.

Dependence on Customers

The following is a summary of significant purchasers / operators (listed by percent of total oil and natural gas sales) from oil and natural gas produced by the Company for the three-year period ended December 31, 2015:

Purchaser / Operator	2015	2014	2013
New Gulf Resources	16%	9%	0%
Targa Midstream Service, LIM	9%	8%	5%
Eastex Crude Company	8%	7%	7%
Pruet Production Co.	7%	6%	13%
Enbridge Energy Partners	7%	12%	6%
Enlink Gas Marketing, LTD.	6%	4%	0%
Sunoco Partners Marketing	5%	5%	4%
OXY USA, Inc.	4%	0%	0%
Shell Trading (US) Company	4%	5%	8%
Valero Energy Corporation	3%	1%	0%
Phillips 66	2%	1%	1%
Ward Petrolum Corporation	2%	1%	1%
DCP Midstream, LP	2%	1%	1%
LPC Crude Oil Marketing LLC	2%	2%	0%
Midcoast Energy Partners LP	2%	2%	0%
Enervest Operating, LLC	2%	2%	2%
Enterprise Crude Oil, LLC	2%	2%	2%
Agave Energy Company	1%	2%	0%
Gulfmark Energy, Inc.	0%	0%	3%
Crosstex Gulf Coast Mktg	0%	0%	5%
Holly Corp (Formerly Navajo Refining Co.)	0%	2%	2%
Halcon Resources Operating, Inc.	0%	9%	28%

Oil and natural gas is sold to approximately 119 different purchasers under market sensitive, short-term contracts computed on a month to month basis.

Except as set forth above, there are no other customers of the Company that individually accounted for more than two percent of the Company's oil and gas revenues during the three years ended

December 31, 2015.

The Company currently has no hedged contracts.

Certain revenues, costs and expenses related to the Company's oil and gas operations are as follows:

	Year Ended December 31,
	2015	2014	2013
Capitalized costs relating to oil and gas
producing activities:
Unproved properties	$ 1,872,000	$ 1,847,000	$ 2,398,000
Proved properties	27,272,000	26,220,000	22,425,000
Total capitalized costs	29,144,000	28,067,000	24,823,000
Accumulated amortization	(21,824,000)	(14,357,000)	(12,586,000)
Total capitalized costs, net	$ 7,320,000	13,710,000	12,237,000

	Year Ended December 31,
	2015	2014	2013
Costs incurred in oil and gas property
acquisitions, exploration and development:
Acquisition of properties	$ 15,000	$ 413,000	$ 914,000
Development costs	1,549,000	2,617,000	1,087,000
Total costs incurred	$ 1,564,000	$ 3,030,000	$ 2,001,000

	Year Ended December 31,
	2015	2014	2013
Results of operations from producing activities:
Sales of oil and gas	$ 4,841,000	$11,688,000	$ 12,457,000

Production costs	2,965,000	3,236,000	3,526,000
Amortization of oil and gas properties	2,351,000	1,771,000	1,842,000
Total production costs	5,316,000	5,007,000	5,368,000
Total net revenue	$ (475,000)	$ 6,681,000	$ 7,089,000

Year Ended December 31,
	2015	2014	2013
Sales price per equivalent Mcf	$ 4.34	$ 9.17	$ 9.76
Production costs per equivalent Mcf	$ 2.66	$ 2.54	$ 2.76
Amortization per equivalent Mcf	$ 2.11	$ 1.39	$ 1.44

	Year Ended December 31,
	2015	2014	2013
Results of operations from gas gathering
and equipment rental activities:
Revenue	$ 141,000	$ 155,000	$ 142,000
Operating expenses	32,000	49,000	42,000
Depreciation	13,000	6,000	-
Total costs	45,000	55,000	42,000
Total net revenue	$ 96,000	$ 100,000	$ 100,000

15. BUSINESS SEGMENTS

The Company's three business segments are (1) oil and gas exploration, acquisition, production and operations, (2) transportation and compression of natural gas, and (3) commercial real estate investment. Management has chosen to organize the Company into the three segments based on the products or services provided. The following is a summary of selected information for these segments for the three-year period ended December 31, 2015:

	Year Ended December 31,
	2015	2014	2013
Revenues: (1)
Oil and gas exploration, production	$ 5,322,000	$ 12,169,000	$ 12,866,000
and operations
Gas gathering, compression and	141,000	155,000	142,000
equipment rental
Real estate rental	230,000	240,000	249,000
	$ 5,693,000	$ 12,564,000	$ 13,257,000

	Year Ended December 31,
	2015	2014	2013
Depreciation, depletion, and
amortization expense:
Oil and gas exploration, production	$ 2,365,000	$ 1,794,000	$ 1,860,000
and operations
Impairment of oil and gas assets	5,116,000	-	-
Gas gathering, compression and	13,000	-	-
equipment rental
Real estate rental	48,000	52,000	53,000
	$ 7,542,000	$ 1,846,000	$ 1,913,000

	Year Ended December 31,
	2015	2014	2013
Income from operations:
Oil and gas exploration, production	$ (5,159,000)	$ 7,097,000	$ 7,363,000
and operations
Gas gathering, compression and	96,000	106,000	100,000
equipment rental
Real estate rental	(33,000)	(32,000)	(19,000)
	(5,096,000)	7,171,000	7,444,000
Corporate and other (2)	(681,000)	(3,966,000)	(3,902,000)
Consolidated net income (loss)	$ (5,777,000)	$ 3,205,000	$ 3,542,000

	Year Ended December 31,
	2015	2014	2013
Identifiable assets net of DDA:
Oil and gas exploration, production
and operations	$ 7,361,000	$ 13,722,000	$ 12,267,000
Gas gathering, compression and
equipment rental	23,000	35,000	(1,000)
Real estate rental	1,465,000	1,512,000	1,563,000
	8,849,000	15,269,000	13,829,000
Corporate and other (3)	17,040,000	18,237,000	14,366,000
Consolidated total assets	$ 25,889,000	$ 33,506,000	$ 28,195,000

Note (1): All reported revenues are from external customers.

Note (2): Corporate and other includes general and administrative expenses,

other non-operating income and expense and income taxes.

Note (3): Corporate and other includes cash, accounts and notes receivable,

inventory, other property and equipment and intangible assets.

16. SUPPLEMENTARY INCOME STATEMENT INFORMATION

The following items were charged directly to expense:

	Year Ended December 31,
	2015	2014	2013
Maintenance and repairs	$ 21,000	$ 40,000	$ 17,000
Production taxes	190,000	582,000	569,000
Taxes, other than payroll and income taxes	35,000	48,000	29,000

17. QUARTERLY DATA (UNAUDITED)

The table below reflects selected quarterly information for the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$ 1,456,000	$ 1,496,000	$ 1,551,000	$ 1,441,000
Expense	(1,895,000)	(2,110,000)	(2,097,000)	(7,885,000)
Operating income (loss)	(439,000)	(614,000)	(546,000)	(6,444,000)
Current tax (provision) benefit	50,000	384,000	(262,000)	756,000
Deferred tax (provision) benefit	233,000	278,000	329,000	498,000
Net income (loss)	$ (156,000)	$ 48,000	$ (479,000)	$ (5,190,000)
Earnings (loss) per share of
common stock
Basic and diluted	$ (0.02)	$ 0.01	$ (0.07)	$ (0.75)

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$ 3,568,000	$ 3,893,000	$ 3,174,000	$ 2,573,000
Expense	(2,047,000)	(2,513,000)	(2,001,000)	(2,851,000)
Operating income (loss)	1,521,000	1,380,000	1,173,000	(278,000)
Current tax (provision) benefit	(216,000)	39,000	(136,000)	(213,000)
Deferred tax (provision) benefit	(290,000)	(100,000)	(107,000)	432,000
Net income (loss)	$ 1,015,000	$ 1,319,000	$ 930,000	$ (59,000)
Earnings (loss) per share of
common stock
Basic and diluted	$ 0.15	$ 0.19	$ 0.13	$ (0.01)

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$ 2,368,000	$ 3,763,000	$ 2,647,000	$ 4,769,000
Expense	(1,839,000)	(2,240,000)	(2,120,000)	(3,279,000)
Operating income (loss)	529,000	1,523,000	527,000	1,490,000
Current tax (provision) benefit	(82,000)	(246,000)	10,000	(284,000)
Deferred tax (provision) benefit	54,000	(209,000)	35,000	195,000
Net income (loss)	$ 501,000	$ 1,068,000	$ 572,000	$ 1,401,000
Earnings (loss) per share of
common stock
Basic and diluted	$ 0.07	$ 0.15	$ 0.08	$ 0.21

18. SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

The Company’s net proved oil and natural gas reserves as of December 31, 2015, 2014, and 2013 have been estimated by Company personnel.

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

The following reserve estimates were based on existing economic and operating conditions. Oil and natural gas prices for 2015, 2014, and 2013 were calculated using a 12-month average price, calculated as the un-weighted arithmetic average of the first-day-of-the month price for each month of each year. Operating costs, production and ad valorem taxes and future development costs were based on current costs with no escalation.

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

Changes in Estimated Quantities of Proved Oil and Gas Reserves (Unaudited):

Quantities of Proved Reserves:	Crude Oil Bbls	Natural Gas Mcf
Balance December 31, 2012	498,720	6,533,000
Sales of reserves in place	-	-
Acquired properties	11,490	630,830
Extensions and discoveries	44,082	13,930
Revisions of previous estimates *	(14,540)	321,215
Production	(89,872)	(736,645)
Balance December 31, 2013	449,880	6,762,330
Sales of reserves in place	-	-
Acquired properties	8,910	-
Extensions and discoveries	10,240	69,870
Revisions of previous estimates *	24,544	747,239
Production	(89,068)	(739,948)
Balance December 31, 2014	404,506	6,839,491
Sales of reserves in place	-	(121,810)
Acquired properties	-	-
Extensions and discoveries	38,800	107,480
Revisions of previous estimates *	(93,559)	(2,054,712)
Production	(64,207)	(730,709)
Balance December 31, 2015	285,540	4,039,740

* May also include divestitures, not only changes in engineering.

Proved Developed Reserves:
Balance December 31, 2013	449,880	6,762,330
Balance December 31, 2014	404,506	6,839,491
Balance December 31, 2015	285,540	4,039,740

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

Reserve estimates were prepared in accordance with standard Security and Exchange Commission guidelines. The future net cash flow for 2015, 2014, and 2013, was computed using a 12-month average price, calculated as the un-weighted arithmetic average of the first-day-of-the month price for each month of the year. Lease operating costs, compression, dehydration, transportation, ad valorem taxes, severance taxes, and federal income taxes were deducted. Costs and prices were held constant and were not escalated over the life of the properties. No deduction has been made for interest, or general corporate overhead. The annual discount of estimated future cash flows is defined, for use herein, as future cash flows discounted at 10% per year, over the expected period of realization.

Proved Developed Reserves were calculated based on Decline Curve Analysis on 53 operated wells and 42 non-operated wells. Materially insignificant operated and non-operated wells were excluded from the reserve estimate.

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

	Year Ended December 31,
	2015	2014	2013
Future production revenue	$ 21,230,000	$ 63,857,000	$ 69,583,000
Future development costs	-	-	(108,000)
Future production costs	(10,989,000)	(27,073,000)	(30,072,000)
Future net cash flow before Federal income taxes	10,241,000	36,784,000	39,403,000
Future income taxes	(2,867,000)	(10,300,000)	(11,033,000)
Future net cash flows	7,374,000	26,484,000	28,370,000
Effect of 10% annual discounting	(368,000)	(4,266,000)	(4,209,000)
Standardized measure of discounted cash flows	$ 7,006,000	$ 22,218,000	$ 24,161,000

Changes in the standardized measure of discounted future net cash flows:

	Year Ended December 31,
	2015	2014	2013
Beginning of the year	$ 22,218,000	$ 24,161,000	$ 22,263,000
Sales of oil and gas, net of production costs	(1,785,000)	(8,041,000)	(8,498,000)
Net changes in prices and production costs	(16,505,000)	(969,000)	2,945,000
Extensions, discoveries, additions
less related costs	937,000	345,000	2,916,000
Development costs incurred	1,474,000	2,490,000	1,035,000
Net changes in future development cost	-	(103,000)	7,000
Revisions of previous quantity estimates	(1,965,000)	1,474,000	(946,000)
Net change in purchase and sales of
minerals in place	-	116,000	1,200,000
Accretion of discount	2,222,000	2,416,000	2,226,000
Net change in income taxes	1,516,000	(22,000)	614,000
Other	(1,106,000)	351,000	399,000
End of year	$ 7,006,000	$ 22,218,000	$ 24,161,000

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013

SCHEDULE I I

	Balance	Costs & Expenses	Deductions	Ending Balance
Allowance for doubtful accounts

December 31, 2013	$15,000	$-	$-	$15,000

December 31, 2014	$15,000	$-	$-	$15,000

December 31, 2015	$15,000	$-	$-	$15,000

SCHEDULE III

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION

Initial Cost to Corporation					Total Cost
Description		Encumbrances	Land	Buildings	Subsequent to Acquist'n

Two story multi-tenant garden office building with sub-grade parking garage located in Dallas, Texas		(b)	$ 688,000	$ 1,298,000	$ 282,000

Gross amounts at which carried at close of year

Land	Buildings	Total	Accumulated Depreciation	Life on which Depreciation Calculated	Date Acquired

$ 688,000	$1,580,000	$ 2,268,000	$ 803,000	(a)	12/27/2004

Notes to Schedule III

(a) See Footnote 2 to the Financial Statements outlining depreciation methods and lives.

(b) See description of notes payable in Footnote 5 to the Financial Statements outlining the terms and provisions of the acquisition loan for the building.

(c) The reconciliation for investments in real estate and accumulated depreciation for the years ended December 31, 2015 are as follows

	Investments in Real Estate	Accumulated Depreciation
Balance, December 31, 2005	$ 1,986,000	$ 49,000
Acquisitions	210,000
Depreciation expense		71,000
Balance, December 31, 2006	2,196,000	120,000
Acquisitions	34,000
Depreciation expense		84,000
Balance, December 31, 2007	2,230,000	204,000
Acquisitions	38,000
Depreciation expense		96,000
Balance, December 31, 2008	2,268,000	300,000
Acquisitions
Depreciation expense		100,000
Balance, December 31, 2009	2,268,000	400,000

Acquisitions
Depreciation expense		101,000
Balance, December 31, 2010	2,268,000	501,000
Acquisitions
Depreciation expense		100,000
Balance, December 31, 2011	2,268,000	601,000
Acquisitions
Depreciation expense		51,000
Balance, December 31, 2012	2,268,000	652,000
Acquisitions
Depreciation expense		52,000
Balance, December 31, 2013	2,268,000	704,000
Acquisitions
Depreciation expense		52,000
Balance, December 31, 2014	2,268,000	756,000
Acquisitions
Depreciation expense		47,000
Balance, December 31, 2015	2,268,000	803,000

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

Date: March 30, 2016

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

Date: March 30, 2016

By:/s/ Robert E. Corbin
Robert E. Corbin
Controller, Principal Financial and Accounting Officer

Exhibit 32

Certification Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of Spindletop Oil & Gas Co. (the “Company”), on Form 10-K for the year ended December 31, 2015 as filed with the Securities Exchange Commission on the date hereof (the “Report”), the undersigned Principal Executive Officer and Principal Financial and Accounting Officer of the Company, do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: March 30, 2016

By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

By:/s/ Robert E. Corbin
Robert E. Corbin
Controller, Principal Financial and
Accounting Officer

