Form 10-Q
period 2016-03-31
SPINDLETOP OIL & GAS CO
filed 2016-05-23
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value (Class)	6,936,269 (Outstanding at May 23, 2016)

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

FORM 10-Q
For the quarter ended March 31, 2016

Index to Consolidated Financial Statements and Schedules

Part I – Financial Information:	Page

Item 1. – Financial Statements

Consolidated Balance Sheets
March 31, 2016 (Unaudited) and December 31, 2015	4 – 5

Consolidated Statements of Operations (Unaudited)
Three Months Ended March 31, 2016 and 2015	6

Consolidated Statements of Cash Flow (Unaudited)
Three Months Ended March 31, 2016 and 2015	7

Notes to Consolidated Financial Statements	8

Item 2. – Management’s Discussion and Analysis of Financial
Condition and Results of Operations	8

Item 4. – Controls and Procedures	12

Part II – Other Information:

Item 6. – Exhibits	15

Part I - Financial Information

Item 1. - Financial Statements

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$ 12,650,000	$ 12,845,000
Accounts receivable, trade	1,693,000	1,835,000
Income tax receivable	754,000	754,000
Other short-term investments	400,000	400,000
Total Current Assets	15,497,000	15,834,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	28,937,000	29,144,000
Rental equipment	406,000	406,000
Gas gathering system	115,000	115,000
Other property and equipment	296,000	296,000
	29,754,000	29,961,000
Accumulated depreciation and amortization	(22,818,000)	(22,577,000)
Total Property and Equipment	6,936,000	7,384,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,580,000	1,580,000
Accumulated depreciation	(815,000)	(803,000)
Total Real Estate Property	1,453,000	1,465,000

Other Assets
Other long-term investments	1,200,000	1,200,000
Other	6,000	6,000
Total Other Assets	1,206,000	1,206,000
Total Assets	$ 25,092,000	$ 25,889,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 5,453,000	$ 5,809,000
Total Current Liabilities	5,453,000	5,809,000

Noncurrent Liabilities
Asset retirement obligation	1,132,000	1,121,000
Total Noncurrent Liabilities	1,132,000	1,121,000

Deferred Income Tax Payable	338,000	490,000

Total Liabilities	6,923,000	7,420,000

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 6,936,269 shares outstanding at March 31, 2016 and at December 31, 2015.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury stock, at cost	(1,536,000)	(1,536,000)
Retained earnings	18,685,000	18,985,000
Total Shareholders' Equity	18,169,000	18,469,000
Total Liabilities and Shareholders' Equity	$ 25,092,000	$ 25,889,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended ,
	March 31 ,	March 31 ,
	2016	2015
Revenues
Oil and gas revenues	$ 643,000	$ 1,229,000
Revenue from lease operations	90,000	103,000
Gas gathering, compression, equipment rental	30,000	31,000
Real estate rental income	78,000	60,000
Interest Income	18,000	16,000
Other	34,000	17,000
Total Revenues	893,000	1,456,000

Expenses
Lease operations	247,000	440,000
Production taxes, gathering and marketing	100,000	137,000
Pipeline and rental operations	10,000	8,000
Real estate operations	39,000	46,000
Depreciation and amortization	253,000	410,000
ARO accretion expense	9,000	10,000
General and administrative	687,000	844,000
Total Expenses	1,345,000	1,895,000
Income (Loss) Before Income Tax	(452,000)	(439,000)

Current income tax provision (benefit)	-	(50,000)
Deferred income tax provision (benefit)	(152,000)	(233,000)
Total income tax provision (benefit)	(152,000)	(283,000)
Net Income (Loss)	$ (300,000)	$ (156,000)

Earnings (Loss) per Share of Common Stock
Basic and Diluted	$ (0.04)	$ (0.02)

Weighted Average Shares Outstanding
Basic and Diluted	6,936,269	6,936,269

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,	March, 31
	2016	2015
Cash Flows from Operating Activities
Net Income (Loss)	$ (300,000)	$ (156,000)
Reconciliation of net income (loss) to net cash
provided by operating activities
Depreciation and amortization	253,000	410,000
Accretion of asset retirement obligation	9,000	10,000
Changes in accounts receivable	142,000	186,000
Changes in income tax receivable	-	(100,000)
Changes in accounts payable & accrued liabilities	(356,000)	(181,000)
Changes in deferred tax payable	(152,000)	(233,000)
Net cash provided by (used for) operating activities	(404,000)	(64,000)

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development costs	(23,000)	(242,000)
Refund of prepaid drilling costs not spent	232,000	-
Net cash used for investing activities	209,000	(242,000)

Increase (decrease) in cash	(195,000)	(306,000)

Cash at beginning of period	12,845,000	14,294,000
Cash at end of period	$ 12,650,000	$ 13,988,000

Income taxes paid in cash	$ -	$ 50,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND ORGANIZATION

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended December 31,2015 for further information.

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

Subsequent Events

The Company has evaluated subsequent events through the issuance date of this report of May 23, 2016.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the factors listed and described at Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2015 (the “Form 10-K”).

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

Results of Operations

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

Oil and gas revenues for the first quarter of 2016 were $643,000, as compared to $1,229,000 for the same period in 2015, a decrease of approximately $586,000 or 47.68%.

Natural gas revenues for the first three months of 2016 were $246,000 compared to $460,000 for the same period in 2015, a decrease of $214,000 or 46.52%. Natural gas sales volumes for the first quarter of 2016 were approximately 138,000 mcf compared to approximately 172,000 mcf during the first quarter of 2015, a decrease of approximately 34,000 mcf or 19.77%. In general this decrease was due primarily to a significant decrease in natural gas prices discussed below, and to a natural decline in production. In addition, several wells that went down were shut in rather than repaired which contributed to an overall decline in gas production between the periods.

Average natural gas prices received were $1.34 per mcf in the first quarter of 2016 as compared to $2.67 per mcf in the first quarter of 2015, a decrease of approximately $1.33 per mcf or 49.81%.

Oil sales for the first three months of 2016 were approximately $397,000 compared to approximately $769,000 in the first quarter of 2015, a decrease of approximately $372,000 or 48.37%. Of this net decrease in oil sales, volumes for the first quarter of 2016 were approximately 9,000 bbls, compared to 16,600 bbls during the first quarter of 2015, a decrease of approximately 7,600 bbls, or 45.78%. This decrease was due primarily to a significant decrease in oil prices discussed below, and to a decline in oil production between the two periods related to several non-operated horizontal wells in East Texas in which the Company owns working and royalty interests.

Average oil prices received were $30.62 per bbl in the first quarter of 2016 compared to $46.33 per bbl in the first three months of 2015, a decrease of approximately $15.71 per bbl or 33.91%.

The primary reason for the decrease in natural gas and oil revenues during the first quarter of 2016 as compared to the first quarter of 2015 is the decline in prices at which we sell our oil and natural gas products. The prices for our products have decreased significantly in conjunction with the overall decline in oil and gas prices worldwide starting in the fourth quarter of 2014. The Company has experienced a similar decline in the selling prices of its products. Average quarterly natural gas prices per mcf for the Company in for the year ended December 31, 2014 were $4.64, $4.71, $4.45, and $4.06, respectively. Average quarterly natural gas prices per mcf for the Company in for the year ended December 31, 2015 were $2.67, $2.46, $2.31, and $2.45, respectively. Average quarterly crude oil prices per bbl for the Company for the year ended December 31, 2014 were $113.76, $100.55, $98.05, and $83.03 respectively. Average quarterly crude oil prices per bbl for the Company for the year ended December 31, 2015 were $46.33; $54.48, $45.68, and $41.03 respectively. During the first quarter of 2016, crude oil prices for West Texas Intermediate fell into the mid-twenty dollar per bbl range. Natural gas prices for the same period have decreased into the sub-two dollar per mcf range. These decreases in the Company’s product prices have a direct effect on its cash flow and profits.

Revenues from lease operations was $90,000 in the first quarter of 2016 compared to $103,000 in the first quarter of 2015, a decrease of $13,000 or 12.62%. This decrease is due to decreases in field supervision charged to operated leases along with a small decrease in operator overhead charges to operated leases.

Revenues from gas gathering, compression and equipment rental for the first quarter of 2016 was $30,000 compared to $31,000 in the first quarter of 2015, a decrease of $1,000 or 3.23%.

Real estate income was approximately $78,000 during the first quarter of 2016 compared to $60,000 for the first three months of 2015, an increase of approximately $18,000, or 30.00%. This increase was due to the addition of a new tenant at the Company’s corporate office building effective in December of 2015.

Interest income was approximately $18,000 during the first quarter of 2016, compared to approximately $16,000 during the same period in 2015, an increase of approximately $2,000 or 12.5%. Interest income is derived from investments in both short-term and long-term certificates of deposit.

Other revenues for the first three months of 2016 were approximately $34,000 as compared to approximately $17,000 for the same time period in 2015, an increase of $17,000, or 100.0%.

Lease operating expenses in the first quarter of 2016 were $247,000 as compared to $440,000 in the first quarter of 2015, a net decrease of approximately $193,000, or 43.86%.  Of this net decrease, approximately $143,000 is due to decreases in operating expenses billed by third-party operators on non-operated properties. A decrease of approximately $15,000 was due to several wells that were divested during 2015.

The remaining $35,000 represented an overall decrease in well expenditures on various properties.

Production taxes, gathering and marketing expenses in the first quarter of 2016 were approximately $100,000 as compared to $137,000 for the first quarter of 2015, a decrease of approximately $37,000 or 27.01%.  These decreases related directly to the decline in oil and gas revenues as described in the above paragraphs.

Pipeline and rental expenses for the first quarter of 2016 were approximately $10,000 compared to approximately $8,000 for the same time period in 2015, an increase of $2,000, or 25.0%.

Real estate expenses in the first quarter of 2016 was approximately $39,000 compared to $46,000 during the same period in 2015, a decrease of approximately $7,000 or 15.22% due to a decrease in utilities expense between periods and other reductions in operating costs.

Depreciation, depletion, and amortization expense for the first quarter of 2016 was $253,000 as compared to $410,000 for the first quarter of 2015, a decrease of $157,000, or 38.29%. $236,000 of the amount for the first quarter of 2016 was for amortization of the full cost pool of capitalized acquisition, exploration, and development costs as compared with $391,000 for the first quarter of 2015, a decrease of $155,000 or 39.64%. The Company re-evaluated its proved oil and gas reserve quantities as of December 31, 2015. This re-evaluated reserve base was reduced for oil and gas reserves that were produced or sold during the quarter and adjusted for newly acquired reserves or for changes in estimated production curves and future price assumptions. A depletion rate of 3.350% for the first quarter of 2016 was calculated and applied to the Company’s full cost pool of capitalized oil and gas properties as compared to 2.929% for the first quarter of 2015. Although the depletion rate for the first quarter of 2016 is greater than the depletion rate for the same period in 2015, the decrease of $155,000 in expense noted above is due to the depletion rate of 3.350% being applied to a smaller undepleted full cost pool after it was reduced by an impairment charge of $5,116,000 at December 31, 2015.

Asset Retirement Obligation (“ARO”) expense for the first three months of 2016 was approximately $9,000 as compared to approximately $10,000 for the same time period in 2015, a decrease of $1,000, or 10.0%. The ARO expense is calculated to be the discounted present value of the estimated future cost to plug and abandon the Company’s producing wells.

General and administrative expenses for the first quarter of 2016 were approximately $687,000 as compared to approximately $844,000 for the first quarter of 2015, a decrease of $157,000 or 18.6%. The decrease is due to a reduction in the number of personnel employed by the Company during 2015, and the reduction in related salary, payroll taxes, benefits and other direct employee costs.

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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Part II - Other Information

Item 5. – Other Information

North Texas

Effective February 1, 2016, the Company acquired a working interest of 1.00% with a net revenue interest of 0.75% in the Company’s Joyce Taylor B #1 well located in Palo Pinto County, Texas. This acquisition brought the Company’s interest in the well to a total 89% working interest with a 67% net revenue interest.

Effective January 1, 2016, the Company acquired a working interest of 2.2857140% with a net revenue interest of 1.71428250% in the Company’s Lebleu #1 well located in Comanche County, Texas. This acquisition brought the Company’s interest in the well to a total 73.848574% working interest with a 55.386432% net revenue interest.

East Texas

On May 4, 2016, subsequent to the end of the first quarter of 2016, the Company, as operator, spudded its Edwards Unit #1 well on its Leona East prospect in the Halliday Woodbine field in Leon County, Texas. The well reached a total depth of 7,358 ft. on May 13, 2016 and production casing was set and cemented on May 16, 2016. The well is currently awaiting completion.

The Company owns an approximate 61.9375% working interest with an approximate 49.55 % net revenue interest in the well.

.

Alabama

Effective February 1, 2016, the Company divested its non-operated working interest of 8.69841% with a net revenue interest of 7.10451% in the Thomas 6-10 #1 well, being a part of the Mud Creek Unit, in Lamar County, Alabama.

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

SPINDLETOP OIL & GAS CO.
(Registrant)

Date: May 23, 2016	By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

Date: May 23, 2016	By:/s/ Michelle H. Mazzini
Michelle H. Mazzini
Vice President, Secretary

Date: May 23, 2016	By:/s/ Robert E. Corbin
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

Date: May 23, 2016

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

Date: May 23, 2016

By:/s/ Robert E. Corbin
Robert E. Corbin
Controller, Principal Financial and
Accounting Officer

 Exhibit 32.1

Certification Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Spindletop Oil & Gas Co. (the “Company”), on Form 10-Q for the quarter ended March 31, 2016 as filed with the Securities Exchange Commission on the date hereof (the “Report”), the undersigned Principal Executive Officer and Principal Financial and Accounting Officer of the Company, do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: May 23, 2016

By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

By:/s/ Robert E. Corbin
Robert E. Corbin
Controller, Principal Financial and
Accounting Officer