Form 10-Q
period 2016-06-30
SPINDLETOP OIL & GAS CO
filed 2016-08-22
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value (Class)	6,936,269 (Outstanding at Aug 22, 2016)

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

FORM 10-Q

For the quarter ended June 30, 2016

Index to Consolidated Financial Statements and Schedules

Part I – Financial Information:	Page

Item 1. – Financial Statements

Consolidated Balance Sheets
June 30, 2016 (Unaudited) and December 31, 2015	4 - 5

Consolidated Statements of Operations (Unaudited)
Six Months Ended June 30, 2016 and 2015, and	6
Three Months Ended June 30, 2016 and 2015

Consolidated Statements of Cash Flow (Unaudited)
Six Months Ended June 30, 2016 and 2015	7

Notes to Consolidated Financial Statements	8

Item 2. – Management’s Discussion and Analysis of Financial
Condition and Results of Operations	8

Item 4. – Controls and Procedures	13

Part II – Other Information:

Item 5. – Other Information	14

Item 6. – Exhibits	15

Part I - Financial Information

Item 1. - Financial Statements

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$ 11,787,000	$ 12,845,000
Accounts receivable, trade	1,868,000	1,835,000
Income tax receivable	754,000	754,000
Other short-term investments	400,000	400,000
Total Current Assets	14,809,000	15,834,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	29,748,000	29,144,000
Rental equipment	406,000	406,000
Gas gathering system	115,000	115,000
Other property and equipment	296,000	296,000
	30,565,000	29,961,000
Accumulated depreciation and amortization	(23,202,000)	(22,577,000)
Total Property and Equipment	7,363,000	7,384,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,580,000	1,580,000
Accumulated depreciation	(827,000)	(803,000)
Total Real Estate Property	1,441,000	1,465,000

Other Assets
Other long-term investments	1,200,000	1,200,000
Other	8,000	6,000
Total Other Assets	1,208,000	1,206,000
Total Assets	$ 24,821,000	$ 25,889,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

	June 30,	December 31,
	2016	2015
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 5,357,000	$ 5,809,000
Total Current Liabilities	5,357,000	5,809,000

Noncurrent Liabilities
Asset retirement obligation	1,141,000	1,121,000
Total Noncurrent Liabilities	1,141,000	1,121,000

Deferred Income Tax Payable	68,000	490,000

Total Liabilities	6,566,000	7,420,000

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 6,936,269 shares outstanding at June 30, 2016 and at December 31, 2015.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury stock, at cost	(1,536,000)	(1,536,000)
Retained earnings	18,771,000	18,985,000
Total Shareholders' Equity	18,255,000	18,469,000
Total Liabilities and Shareholders' Equity	$ 24,821,000	$ 25,889,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
Revenues
Oil and gas revenues	$ 1,549,000	$ 2,434,000	$ 906,000	$ 1,205,000
Revenues from lease operations	196,000	244,000	106,000	141,000
Gas gathering, compression, equipment rental	69,000	70,000	39,000	39,000
Real estate rental revenue	156,000	114,000	78,000	54,000
Interest Income	38,000	52,000	20,000	36,000
Other revenues	241,000	38,000	207,000	21,000
Total Revenues	2,249,000	2,952,000	1,356,000	1,496,000

Expenses
Lease operating expenses	571,000	1,110,000	324,000	670,000
Production taxes, gathering and marketing expenses	226,000	288,000	126,000	151,000
Pipeline and rental expenses	26,000	19,000	16,000	11,000
Real estate expenses	71,000	81,000	32,000	35,000
Depreciation and amortization expenses	649,000	837,000	396,000	427,000
ARO accretion expense	17,000	21,000	8,000	11,000
General and administrative expenses	1,325,000	1,649,000	638,000	805,000
Total Expenses	2,885,000	4,005,000	1,540,000	2,110,000
Loss before income tax	(636,000)	(1,053,000)	(184,000)	(614,000)

Current income tax benefit	-	(434,000)	-	(384,000)
Deferred income tax benefit	(422,000)	(511,000)	(270,000)	(278,000)
Total income tax benefit	(422,000)	(945,000)	(270,000)	(662,000)
Net Income (Loss)	$ (214,000)	$ (108,000)	$ 86,000	$ 48,000

Earnings (Loss) per Share of Common Stock
Basic and Diluted	$ (0.03)	$ (0.02)	$ 0.01	$ 0.01

Weighted Average Shares Outstanding
Basic and Diluted	6,936,269	6,936,269	6,936,269	6,936,269

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2016	2015
Cash Flows from Operating Activities
Net Loss	$ (214,000)	$ (108,000)
Reconciliation of net loss to net cash
provided by operating activities
Depreciation and amortization	649,000	837,000
Accretion of asset retirement obligation	17,000	21,000
Changes in accounts receivable	(33,000)	51,000
Changes in prepaid income tax	-	(484,000)
Changes in accounts payable & accrued liabilities	(452,000)	(324,000)
Changes in deferred tax payable	(422,000)	(511,000)
Other	(2,000)	13,000
Net cash used for operating activities	(457,000)	(505,000)

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development costs	(833,000)	(684,000)
Refund of prepaid drilling costs not spent	232,000	-
Net cash used for investing activities	(601,000)	(684,000)

Decrease in cash	(1,058,000)	(1,189,000)

Cash at beginning of period	12,845,000	14,294,000
Cash at end of period	$ 11,787,000	$ 13,105,000

Income taxes paid in cash	$ -	$ 50,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND ORGANIZATION

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended December 31, 2015 for further information.

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

Subsequent Events

Management has evaluated subsequent events through August 22, 2016, the date on which the financial statements were available to be issued.

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

Results of Operations

Six months ended June 30, 2016 compared to six months ended June 30, 2015

Oil and gas revenues for the first six months of 2016 were $1,549,000, as compared to $2,434,000 for the same period in 2015, a decrease of approximately $885,000 or 36.4%.

Natural gas revenue for the first six months of 2016 was $526,000 compared to $886,000 for the same period in 2015, a decrease of approximately $360,000, or 40.6%. Natural gas sales volumes for the first six months of 2016 were approximately 297,000 mcf compared to approximately 345,000 mcf during the first six months of 2015, a decrease of approximately 48,000 mcf or 13.9%. In general, this decrease was due primarily to a decrease in natural gas prices discussed below, and to a natural decline in production. In addition, several wells that went down were shut in rather than repaired as a result of lower natural gas prices which contributed to an overall decline in gas production between the periods.

Average natural gas prices received were $1.57 per mcf in the first six months of 2016 as compared to $2.51 per mcf in the same time period in 2015, a decrease of approximately $0.94 per mcf or 37.5%.

Oil sales for the first six months of 2016 were approximately $1,023,000 compared to approximately $1,548,000 for the first six months of 2015, a decrease of approximately $525,000 or 33.9%. Oil sales volumes for the first six months of 2016 were approximately 25,600, compared to approximately 30,900 bbls during the same period in 2015, a decrease of approximately 5,300 bbls, or 17.2%. This decrease was due primarily to a decrease in oil prices discussed below, and to a decline on oil production between the two periods related to several non-operated horizontal wells in East Texas in which the Company owns working and royalty interests.

Average oil prices received were $31.43 per bbl in the first half of 2016 compared to $49.92 per bbl in the first half of 2015, a decrease of approximately $18.49 per bbl or 37.0%.

The primary reason for the decrease in natural gas and oil revenues during the first half of 2016 as compared to the first half of 2015 is the decline in prices at which we sell our oil and natural gas products. The prices for our products have decreased significantly in conjunction with the overall decline in oil and gas prices worldwide starting in the fourth quarter of 2014. The Company has experienced a similar decline in the selling prices of its products. Average quarterly natural gas prices per mcf for the Company for the year ended December 31, 2014 were $4.64, $4.71, $4.45, and $4.06, respectively. Average quarterly crude oil prices per bbl for the Company for the year ended December 31, 2014 were $113.76, $100.55, $98.05, and $83.03 respectively. Average quarterly natural gas prices per mcf for the Company for the year ended December 31, 2015 were $2.67, $2.46, $2.31, and $2.45, respectively. Average quarterly crude oil prices per bbl for the Company for the year ended December 31, 2015 were $46.33, $54.48, $45.68, and $41.03 respectively. Average quarterly natural gas prices per mcf for the Company for the first half of 2016 were $1.34, and $1.77, respectively. Average quarterly crude oil prices per bbl for the Company for the first half of 2016 were $46.33, and $38.02 respectively.

The decreases in the Company’s product prices have a direct effect on its cash flow and profits.

Revenues from lease operations were $196,000 in the first six months of 2016 compared to $244,000 in the first six months of 2015, a decrease of approximately $48,000 or 19.67%. This decrease is due primarily to an approximate $14,000 decrease in field supervision charges due to a reduction in the number of operated wells that were disposed of or that were shut in. In addition to the reduced number of operated wells, a reduction in the COPAS overhead rate adjustment led to a decrease of approximately $33,000 in operator overhead charged to the leases.

Revenues from gas gathering, compression and equipment rental for the first six months of 2016 were $69,000 compared to $70,000 for the same period in 2015, a decrease of $1,000 or 1.4%.

Real estate revenue was approximately $156,000 during the first six months of 2016 compared to $114,000 for the first six months of 2015, an increase of approximately $42,000, or 36.8%. This increase is due to the addition of a new tenant at the Company’s corporate office building effective December 1, 2015.

Interest income was $38,000 during the first six months of 2016 as compared to $52,000 during the same period in 2015, a decrease of approximately $14,000 or 26.9%. Interest income is derived from investments in both short-term and long-term certificates of deposit as well as money market accounts at banks. Interest income is lower due to generally lower interest rates and cash balances during the periods.

Other revenues for the first six months of 2016 were $241,000 as compared to $38,000 for the same time period in 2015, an increase of $203,000. This is due primarily due to the recognition of fees earned under drilling ventures.

Lease operating expenses in the first six months of 2016 were $571,000 as compared to $1,110,000 in the first six months of 2015, a net decrease of $539,000, or 48.6%. Approximately $150,000 of the decrease is due to a reduction in operating expenses billed by third-party operators on non-operated properties. There was an approximate $98,000 decrease in expenses due to several wells that were either divested or plugged during 2015. A decrease in workovers of approximately $280,000 was due to reduced activity as the result of lower oil and natural gas price economics. The remaining represents net increases and decreases on various properties due to general price fluctuations and levels of operation activity.

Production taxes, gathering and marketing expenses in the first six months of 2016 were approximately $226,000 as compared to $288,000 for the first six months of 2015, a decrease of approximately $62,000, or 21.5%. These decreases related directly to the decline in oil and gas production and revenues as described in the above paragraphs.

Pipeline and rental expenses for the first six months of 2016 were $26,000 compared to $19,000 for the same time period in 2015, an increase of $7,000, or 36.8%. This change is primarily due to an increase in repairs and maintenance expenses.

Real estate expenses in the first six months of 2016 were approximately $71,000 compared to $81,000 during the same period in 2015, a decrease of approximately $10,000 or 12.4%. This decrease is due primarily to lower utilities, maintenance and repair expenses.

Depreciation, depletion, and amortization expenses for first six months of 2016 were $649,000 as compared to $837,000 for the same period in 2015, a decrease of $188,000, or 22.5%. $615,000 of the amount for the first six months of 2016 was for amortization of the full cost pool of capitalized costs compared to $803,000 for the same period of 2015, a decrease of $188,000 or 23.4%. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31, 2015. This re-evaluated reserve base was adjusted for the first six months as of June 30, 2016 by estimating variances in average prices of oil and natural gas that occurred during the period, adding estimated quantities of oil and natural gas reserves acquired during the period, and deducting oil and natural gas reserves that were produced or sold during the period. A depletion rate of 3.350% for the first quarter of 2016 and a depletion rate of 4.481% for the second quarter of 2016 was calculated and applied to the Company’s full cost pool of capitalized oil and natural gas properties compared to rates of 2.929% and 2.795% for the first two quarters of 2015 respectively. Although the depletion rate for the first six months of 2016 is greater than the depletion rate for the same period in 2015, the decrease of $188,000 in expense noted above is due to the depletion rate of 7.831% being applied to a smaller undepleted full cost pool after the full cost pool was reduced by an impairment charge of $5,116,000 at December 31, 2015.

Asset Retirement Obligation (“ARO”) expense for the first six months of 2016 was approximately $17,000 as compared to approximately $21,000 for the same time period in 2015, a decrease of approximately $4,000 or 19.1%. This decrease is due to a recalculation of the estimated present value to plug producing properties compared to the estimate made in the previous year. This recalculation was made after the Company re-evaluated its proved oil and natural gas reserves at the end of 2015.

General and administrative expenses for the first six months of 2016 were approximately $1,325,000 as compared to approximately $1,649,000 for the same time period of 2015, a decrease of approximately $324,000 or 19.7%. This decrease is due to a reduction in the number of personnel employed by the Company during 2015 and during the first half of 2016, along with related reductions in salary, payroll taxes, benefits and other direct employee expenses.

Three months ended June 30, 2016 compared to three months ended June 30, 2015

Oil and natural gas revenues for the three months ended June 30, 2016 were $906,000, compared to $1,205,000 for the same time period in 2015, a decrease of 299,000, or 24.8%.

Natural gas revenues for the second quarter of 2016 were $280,000 compared to $426,000 for the same period in 2015, a decrease of $146,000 or 34.3%. Natural gas volumes sold for the second quarter of 2016 were approximately 155,000 mcf compared to approximately 173,000 mcf during the same period of 2015, a decrease of approximately 18,000 mcf, or 10.4%.

Average natural gas prices received were approximately $1.77 per mcf in the second quarter of 2016 as compared to approximately $2.46 per mcf during the same period in 2015, a decrease of approximately $0.69 or 28.1%.

Oil sales for the second quarter of 2016 were approximately $626,000 compared to approximately $779,000 for the same period of 2015, a decrease of approximately $153,000 or 19.6%. Oil volumes sold for the second quarter of 2016 were approximately 15,300 bbls compared to approximately 14,300 bbls during the same period of 2015, an increase of 1,000 bbl or 7.0%.

Average oil prices received were approximately $38.02 per bbl in the second quarter of 2016 compared to $54.48 per bbl during the same period of 2015, a decrease of approximately $16.46 per bbl, or 30.2%.

Revenues from lease operations for the second quarter of 2016 were approximately $106,000 compared to approximately $141,000 for the second quarter of 2015, a decrease of approximately $35,000 or 24.8%. This decrease is due primarily to an approximate $13,000 decrease in field supervision charges and an approximate decrease of $22,000 in operator overhead charged to the leases due to a reduction in the number of operated wells that were disposed of or that were shut in. In addition to the reduced number of operated wells, a reduction in the COPAS overhead rate adjustment led to a decrease of approximately $22,000 in operator overhead charged to the leases.

Revenues from gas gathering, compression and equipment rental for the second quarter of 2016 were approximately $39,000, compared to approximately $39,000 remaining substantially the same.

Real estate revenue was approximately $78,000 during the second quarter of 2016 compared to $54,000 for the same time period of 2015, an increase of approximately $24,000 or 44.4%. This increase is due to the addition of a new tenant at the Company’s corporate office building effective December 1, 2015.

Interest income for the second quarter of 2016 was approximately $20,000 as compared with approximately $36,000 for the same period in 2015, a decrease of approximately $16,000 or 44.4%. Interest income is derived from investments in both short-term and long-term certificated of deposit. Interest income is lower due to generally lower interest rates and cash balances during the periods.

Other revenues for second quarter of 2016 were approximately $207,000 as compared with approximately $21,000 for the same period in 2015. This increase is primarily due to the recognition of fees earned under drilling ventures during the second quarter of 2016.

Lease operating expenses in the second quarter of 2016 were $324,000 as compared to $670,000 in the second quarter of 2015, a net decrease of approximately $346,000, or 51.6%.  Approximately $66,000 of the decrease is due to a reduction in operating expenses billed by third-party operators on non-operated properties. There was an approximate $81,000 decrease in expenses due to several wells that were either divested or plugged during 2015. A decrease in workovers of approximately $186,000 was due to reduced activity as the result of lower oil and natural gas price economics. The remaining represents net increases and decreases on various properties due to general price fluctuations and levels of operation activity.

Production taxes, gathering, transportation and marketing expenses for the second quarter of 2016 were approximately $126,000 as compared to $151,000 during the second quarter of 2015, a net decrease of approximately $25,000 or 16.6%. These decreases related directly to the decline in oil and gas production and revenues as described in the above paragraphs.

Pipeline and rental expenses for the second quarter of 2016 were $16,000 compared to $11,000 for the same time period in 2015, an increase of $5,000 or 45.5%. This change is primarily due to the timing of repairs and maintenance expense.

Real estate expenses during the second quarter 2016 were approximately $32,000 compared to approximately $35,000 for the same period in 2015, a decrease of approximately $3,000 or 8.6%.

Depreciation, depletion, and amortization expenses for the second quarter of 2016 were $396,000 as compared to $427,000 for the same period in 2015, a decrease of $31,000, or 7.26%. $379,000 of the amount for the second quarter of 2016 was for amortization of the full cost pool of capitalized costs compared to $406,000 for the second quarter of 2015, a decrease of $27,000 or 6.7%. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31, 2015. This re-evaluated reserve base was adjusted for the first six months as of June 30, 2016 by estimating variances in average prices of oil and natural gas that occurred during the period, adding estimated quantities of oil and natural gas reserves acquired during the period, and deducting oil and natural gas reserves that were produced or sold during the period. A depletion rate of 3.350% for the first quarter of 2016 and a depletion rate of 4.481% for the second quarter of 2016 was calculated and applied to the Company’s full cost pool of capitalized oil and natural gas properties compared to rates of 2.929% and 2.795% for the first two quarters of 2015 respectively. Although the depletion rate for the second quarter of 2016 is greater than the depletion rate for the same period in 2015, the decrease of $31,000 in expense noted above is due to the depletion rate of 4.481% being applied to a smaller undepleted full cost pool after the full cost pool was reduced by an impairment charge of $5,116,000 at December 31, 2015.

Asset Retirement Obligation (“ARO”) expense for the second quarter of 2016 was approximately $8,000 as compared to approximately $11,000 for the same time period in 2015, a decrease of approximately $3,000 or 27.3%. This decrease is due to a recalculation of the estimated present value to plug producing properties compared to the estimate made in the previous year. This recalculation was made after the Company re-evaluated its proved oil and natural gas reserves at the end of 2015.

General and administrative expenses for the second quarter of 2016 were $638,000 compared to $805,000 for the same period in 2015, a decrease of approximately $167,000 or 20.8%. The decrease is primarily due to lower salaries and benefits and contract labor, offset by higher franchise tax expense, in the second quarter of 2016 compared to the second quarter of 2015. This decrease is primarily due to a reduction in the number of personnel employed by the Company during 2015 and during the first half of 2016, along with related reductions in salary, payroll taxes, benefits and other direct employee expenses.

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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Part II – Other Information

Item 5. – Other Information

East Texas

On May 4, 2016, the Company, as operator, spudded its Edwards Unit #1 well on its Leona East prospect in the Halliday Woodbine field in Leon County, Texas. The well reached a total depth of 7,358 ft. on May 13, 2016 and production casing was set and cemented on May 16, 2016. The Upper Woodbine Sand was perforated from 7,112-7,124 ft., stimulated with 1,000 gallons of acid. The well was frac’ed with 150,050 lbs of 20/40 sand and 2,269 bbls of cross linked gel on August 8, 2016 and placed on pump on August 11, 2016.

Effective July 1, 2016, the company acquired a 100% working interest with a 78% net revenue interest along with operations on the Hill #1 well located in Leon County, Texas. The well and associated 612 acre leasehold is located within the Alabama Ferry (Glen Rose D., West) field and produces from the Glen Rose D formation from perforations at a depth of 10,194’-10,264’. The well was producing 17 bopd, 3 bswpd and 45 mcfgpd as of the effective date.

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

SPINDLETOP OIL & GAS CO.

(Registrant)

Date: August 22, 2016 By: /s/ Chris G. Mazzini

Chris G. Mazzini

President, Principal Executive Officer

Date: August 22, 2016 By: /s/ Michelle H. Mazzini

Michelle H. Mazzini

Vice President, Secretary

Date: August 22, 2016 By: /s/ Robert E. Corbin

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

Dated: August 22, 2016

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

Dated: August 22, 2016

/s/ Robert E. Corbin

ROBERT E. CORBIN

Controller, Principal Financial and

Accounting Officer

Exhibit 32.1

Certification Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Spindletop Oil & Gas Co. (the “Company”), on Form 10-Q for the quarter ended June 30, 2016 as filed with the Securities Exchange Commission on the date hereof (the “Report”), the undersigned Principal Executive Officer and Principal Financial and Accounting Officer of the Company, do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: August 22, 2016

/s/ Chris G. Mazzini

CHRIS G. MAZZINI

President, Principal Executive Officer

/s/ Robert E. Corbin

ROBERT E. CORBIN

Controller, Principal Financial and

Accounting Officer