Form 10-Q
period 2016-09-30
SPINDLETOP OIL & GAS CO
filed 2016-11-17
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value (Class)	6,936,269 (Outstanding at November 17, 2016)

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

FORM 10-Q

For the quarter ended September 30, 2016

Index to Consolidated Financial Statements and Schedules

Part I – Financial Information:	Page

Item 1. – Financial Statements

Consolidated Balance Sheets
September 30, 2016 (Unaudited) and December 31, 2015	4 - 5

Consolidated Statements of Operations (Unaudited)
Nine Months Ended September 30, 2016 and 2015, and	6
Three Months Ended September 30, 2016 and 2015

Consolidated Statements of Cash Flow (Unaudited)
Nine Months Ended September 30, 2016 and 2015	7

Notes to Consolidated Financial Statements	8

Item 2. – Management’s Discussion and Analysis of Financial
Condition and Results of Operations	11

Item 4. – Controls and Procedures	15

Part II – Other Information:

Item 5. – Other Information	15

Item 6. – Exhibits	16

Part I - Financial Information

Item 1. - Financial Statements

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$ 11,751,000	$ 12,845,000
Accounts receivable, trade	2,142,000	1,835,000
Income tax receivable	754,000	754,000
Other short-term investments	400,000	400,000
Total Current Assets	15,047,000	15,834,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	29,845,000	29,144,000
Rental equipment	406,000	406,000
Gas gathering system	115,000	115,000
Other property and equipment	296,000	296,000
	30,662,000	29,961,000
Accumulated depreciation and amortization	(23,469,000)	(22,577,000)
Total Property and Equipment	7,193,000	7,384,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,580,000	1,580,000
Accumulated depreciation	(838,000)	(803,000)
Total Real Estate Property	1,430,000	1,465,000

Other Assets
Deferred Income Tax Receivable	87,000	-
Other long-term investments	1,200,000	1,200,000
Other	9,000	6,000
Total Other Assets	1,296,000	1,206,000
Total Assets	$ 24,966,000	$ 25,889,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

	September 30,	December 31,
	2016	2015
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 5,662,000	$ 5,809,000
Total Current Liabilities	5,662,000	5,809,000

Noncurrent Liabilities
Asset retirement obligation	1,152,000	1,121,000
Total Noncurrent Liabilities	1,152,000	1,121,000

Deferred Income Tax Payable	-	490,000

Total Liabilities	6,814,000	7,420,000

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 6,936,269 shares outstanding at September 30, 2016 and at December 31, 2015.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury stock, at cost	(1,536,000)	(1,536,000)
Retained earnings	18,668,000	18,985,000
Total Shareholders' Equity	18,152,000	18,469,000
Total Liabilities and Shareholders' Equity	$ 24,966,000	$ 25,889,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
Revenues
Oil and gas revenues	$ 2,404,000	$ 3,712,000	$ 855,000	$ 1,278,000
Revenues from lease operations	292,000	383,000	96,000	139,000
Gas gathering, compression, equipment rental	97,000	106,000	28,000	36,000
Real estate rental revenue	233,000	168,000	77,000	54,000
Interest Income	61,000	66,000	23,000	14,000
Other revenues	251,000	68,000	10,000	30,000
Total Revenues	3,338,000	4,503,000	1,089,000	1,551,000

Expenses
Lease operating expenses	927,000	1,769,000	356,000	659,000
Production taxes, gathering and marketing expenses	305,000	443,000	79,000	155,000
Pipeline and rental expenses	29,000	28,000	3,000	9,000
Real estate expenses	110,000	119,000	39,000	38,000
Depreciation and amortization expenses	928,000	1,288,000	279,000	451,000
ARO accretion expense	26,000	31,000	9,000	10,000
General and administrative expenses	1,907,000	2,424,000	582,000	775,000
Interest expense	-	-	-	-
Total Expenses	4,232,000	6,102,000	1,347,000	2,097,000
Income (loss) before income tax	(894,000)	(1,599,000)	(258,000)	(546,000)

Current income tax provision (benefit)	-	(172,000)	-	262,000
Deferred income tax provision (benefit)	(577,000)	(840,000)	(155,000)	(329,000)
Total income tax provision (benefit)	(577,000)	(1,012,000)	(155,000)	(67,000)
Net Income (Loss)	$ (317,000)	$ (587,000)	$ (103,000)	$ (479,000)

Earnings (loss) per Share of Common Stock
	$ (0.05)	$ (0.08)	$ (0.01)	$ (0.07)

Weighted Average Shares Outstanding
Basic and Diluted	6,936,269	6,936,269	6,936,269	6,936,269

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2016	2015
Cash Flows from Operating Activities
Net Loss	$ (317,000)	$ (587,000)
Reconciliation of net loss to net cash
provided by operating activities
Depreciation and amortization	928,000	1,288,000
Accretion of asset retirement obligation	26,000	31,000
Changes in accounts receivable	(307,000)	122,000
Changes in prepaid income tax	-	(222,000)
Changes in accounts payable & accrued liabilities	(147,000)	(531,000)
Changes in deferred tax receivable	(87,000)	-
Changes in deferred tax payable	(490,000)	(840,000)
Other	(3,000)	11,000
Net cash used for operating activities	(397,000)	(728,000)

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development costs	(929,000)	(953,000)
Refund of prepaid drilling costs	232,000	-
Net cash used for investing activities	(697,000)	(953,000)

Decrease in cash	(1,094,000)	(1,681,000)

Cash at beginning of period	12,845,000	14,294,000
Cash at end of period	$ 11,751,000	$ 12,613,000

Income taxes paid in cash	$ -	$ 50,000

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

Subsequent Events

Management has evaluated subsequent events through November 17, 2016, the date on which the financial statements were available to be issued.

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

In order to test the cost center ceiling, the Company prepares a “Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Natural Gas Reserves (Unaudited)” as of the end of each calendar year (“the Reserve Report”). The Company will prepare its annual Reserve Report as of December 31, 2016.

Reserve estimates are prepared in accordance with standard Security and Exchange Commission guidelines. The estimated net future net cash flows for 2012, 2013, 2014, and 2015, were computed using a 12-month average price, calculated as the un-weighted arithmetic average of the first-day-of-the month price for each month of the year. Lease operating costs, compression, dehydration, transportation, ad valorem taxes, severance taxes, and federal income taxes were deducted. Costs and prices were held constant and were not escalated over the life of the properties. No deductions were made for interest, or general corporate overhead. The annual discount of estimated future cash flows is defined, for use herein, as future cash flows discounted at 10% per year, over the expected period of realization. No impairment of oil and gas properties charge was recorded for 2012, 2013 or 2014. For the year ended December 31, 2015, the Company recorded an impairment expense in the carrying value of its proved oil and gas properties of $5,116,000, due primarily to declines in the average realized prices for sales of its crude oil and natural gas.

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

During the third quarter of 2014, oil and gas prices started to decline worldwide. The Company has experienced a similar decline in the selling prices of its products as follows:

Average quarterly natural gas prices per mcf for the Company for the year ended December 31, 2014 were $4.64, $4.71, $4.45, and $4.06, respectively. Average quarterly natural gas prices per mcf for the Company for the year ended December 31, 2015 were $2.67, $2.46, $2.31, and $2.45, respectively. During the first nine months of 2016, average quarterly natural gas prices per mcf for the Company were $1.34, $1.77, and $2.25 respectively.

Average quarterly crude oil prices per bbl for the Company for the year ended December 31, 2014 were $113.76, $100.55, $98.05, and $83.03 respectively. Average quarterly crude oil prices per bbl for the Company for the year ended December 31, 2015 were $46.33, $54.48, $45.68, and $41.03 respectively.

During the first nine months of 2016, average quarterly crude oil prices per bbl for the Company were $30.62, $38.02, and $39.80 respectively.

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

We may incur impairments to our crude oil and natural gas properties in 2016 if prices do not increase. The possibility and amount of any future impairment is difficult to predict, and will depend, in part, upon future crude oil and natural gas prices to be utilized in the ceiling test, estimates of proved reserves and future capital expenditures and operating costs. We cannot assure you that we will not experience write-downs in the future. If commodity prices decline or if any of our proved reserves are revised downward, a write-down of the carrying value of our oil and gas properties may be required.

Results of Operations

Nine months ended September 30, 2016 compared to Nine months ended September 30, 2015

Oil and gas revenues for the first nine months of 2016 were $2,404,000, as compared to $3,712,000 for the same period in 2015, a decrease of approximately $1,308,000 or 35.2%.

Natural gas revenue for the first nine months of 2016 was $820,000 compared to $1,289,000 for the same period in 2015, a decrease of approximately $469,000, or 36.4%. Natural gas sales volumes for the first nine months of 2016 were approximately 423,000 mcf compared to approximately 508,000 mcf during the first nine months of 2015, a decrease of approximately 85,000 mcf or 16.7%. In general, this decrease was due primarily to a decrease in natural gas prices discussed below, and to a natural decline in production. In addition, several wells that went down were shut in rather than repaired as a result of lower natural gas prices which contributed to an overall decline in gas production between the periods.

Average natural gas prices received were $1.80 per mcf in the first nine months of 2016 as compared to $2.50 per mcf in the same time period in 2015, a decrease of approximately $0.70 per mcf or 28.0%.

Oil sales for the first nine months of 2016 were approximately $1,584,000 compared to approximately $2,423,000 for the first nine months of 2015, a decrease of approximately $839,000 or 34.6%. Oil sales volumes for the first nine months of 2016 were approximately 37,700, compared to approximately 49,700 bbls during the same period in 2015, a decrease of approximately 12,000 bbls, or 24.1%. This decrease was due primarily to a decrease in oil prices discussed below, and to a decline on oil production between the two periods related to several non-operated horizontal wells in East Texas in which the Company owns working and royalty interests.

Average oil prices received were $35.39 per bbl in the first nine months of 2016 compared to $46.74 per bbl in the first nine months of 2015, a decrease of approximately $11.62 per bbl or 24.9%.

See the discussion of crude oil and natural gas prices under the topic of “Oil and Gas Properties” on page 10.

Revenues from lease operations were $292,000 in the first nine months of 2016 compared to $383,000 in the first nine months of 2015, a decrease of approximately $91,000 or 23.8%. This decrease is due primarily to an approximate $26,000 decrease in field supervision charges due to a reduction in the number of operated wells that were disposed of or that were shut in. In addition to the reduced number of operated wells, a reduction in the COPAS overhead rate adjustment in April, 2016, led to a decrease of approximately $65,000 in operator overhead charged to the leases.

Revenues from gas gathering, compression and equipment rental for the first nine months of 2016 were $97,000 compared to $106,000 for the same period in 2015, a decrease of $9,000 or 8.5%. This decrease is due primarily to the lower volumes of gas that were transported.

Real estate rental revenue was approximately $233,000 during the first nine months of 2016 compared to $168,000 for the first nine months of 2015, an increase of approximately $65,000, or 38.7%. This increase is due to the addition of a new tenant at the Company’s corporate office building effective December 1, 2015.

Interest income was $61,000 during the first nine months of 2016 as compared to $66,000 during the same period in 2015, a decrease of approximately $5,000 or 7.6%. Interest income is derived from investments in both short-term and long-term certificates of deposit as well as money market accounts at banks. Interest income is lower due to generally lower interest rates and cash balances during the periods.

Other revenues for the first nine months of 2016 were $251,000 as compared to $68,000 for the same time period in 2015, an increase of $183,000. This is due primarily due to the recognition of fees earned under drilling ventures.

Lease operating expenses in the first nine months of 2016 were $927,000 as compared to $1,769,000 in the first nine months of 2015, a net decrease of $842,000, or 47.6%. Approximately $180,000 of the decrease is due to a reduction in operating expenses billed by third-party operators on non-operated properties. There was an approximate $138,000 decrease in expenses due to several wells that were either divested or plugged during 2015. A decrease in workovers of approximately $314,000 was due to reduced activity as the result of lower oil and natural gas price economics. An increase of approximately $50,000 is related to environmental remediation expenses associated with a nonrecurring weather event. The remaining represents net increases and decreases on various properties due to general price fluctuations and levels of operation activity.

Production taxes, gathering and marketing expenses in the first nine months of 2016 were approximately $305,000 as compared to $443,000 for the first nine months of 2015, a decrease of approximately $138,000, or 31.2%. These decreases related directly to the decline in oil and gas production and revenues as described in the above paragraphs.

Pipeline and rental expenses for the first nine months of 2016 were $29,000 compared to $28,000 for the same time period in 2015, an increase of $1,000, or 3.6%.

Real estate expenses in the first nine months of 2016 were approximately $110,000 compared to $119,000 during the same period in 2015, a decrease of approximately $9,000 or 7.6%. This decrease is due primarily to lower utilities, maintenance and repair expenses.

Depreciation, depletion, and amortization expenses for first nine months of 2016 were $928,000 as compared to $1,288,000 for the same period in 2015, a decrease of $360,000, or 28.0%. $878,000 of the amount for the first nine months of 2016 was for amortization of the full cost pool of capitalized costs compared to $1,240,000 for the same period of 2015, a decrease of $362,000 or 29.2%. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31, 2015. This re-evaluated reserve base was adjusted for the first nine months as of September 30, 2016 by estimating variances in average prices of oil and natural gas that occurred during the period, adding estimated quantities of oil and natural gas reserves acquired during the period, and deducting oil and natural gas reserves that were produced or sold during the period. A depletion rate of 3.350% for the first quarter of 2016, a depletion rate of 4.481% for the second quarter, and a depletion rate of 3.228% for the third quarter of 2016 was calculated and applied to the Company’s full cost pool of capitalized oil and natural gas properties compared to rates of 2.929%, 2.795%, and 2.975% for the first three quarters of 2015 respectively. Although the depletion rate for the first nine months of 2016 is greater than the depletion rate for the same period in 2015, the decrease of $362,000 in expense noted above is due to the depletion rate of 11.059% being applied to a smaller undepleted full cost pool after the full cost pool was reduced by an impairment charge of $5,116,000 at December 31, 2015.

Asset Retirement Obligation (“ARO”) expense for the first nine months of 2016 was approximately $26,000 as compared to approximately $31,000 for the same time period in 2015, a decrease of approximately $5,000 or 16.1%. This decrease is due to a recalculation of the estimated present value to plug producing properties compared to the estimate made in the previous year. This recalculation was made after the Company re-evaluated its proved oil and natural gas reserves at the end of 2015.

General and administrative expenses for the first nine months of 2016 were approximately $1,907,000 as compared to approximately $2,424,000 for the same time period of 2015, a decrease of approximately $517,000 or 21.3%. This decrease is due to a reduction in the number of personnel employed by the Company during 2015 and to date during 2016, along with related reductions in salary, payroll taxes, benefits and other direct employee expenses.

Three months ended September 30, 2016 compared to three months ended September 30, 2015

Oil and natural gas revenues for the three months ended September 30, 2016 were $855,000, compared to $1,278,000 for the same time period in 2015, a decrease of $423,000, or 33.1%.

Natural gas revenues for the third quarter of 2016 were $294,000 compared to $403,000 for the same period in 2015, a decrease of $109,000 or 27.0%. Natural gas volumes sold for the third quarter of 2016 were approximately 136,000 mcf compared to approximately 163,000 mcf during the same period of 2015, a decrease of approximately 27,000 mcf, or 16.6%.

Average natural gas prices received were approximately $2.25 per mcf in the third quarter of 2016 as compared to approximately $2.31 per mcf during the same period in 2015, a decrease of approximately $0.06 or 2.6%.

Oil sales for the third quarter of 2016 were approximately $561,000 compared to approximately $875,000 for the same period of 2015, a decrease of approximately $314,000 or 35.9%. Oil volumes sold for the third quarter of 2016 were approximately 17,200 bbls compared to approximately 18,800 bbls during the same period of 2015, a decrease of 1,600 bbl or 8.5%.

Average oil prices received were approximately $39.80 per bbl in the third quarter of 2016 compared to $45.68 per bbl during the same period of 2015, a decrease of approximately $6.01 per bbl, or 13.2%.

See the discussion of crude oil and natural gas prices under the topic of “Oil and Gas Properties” on page 10.

Revenues from lease operations for the third quarter of 2016 were approximately $96,000 compared to approximately $139,000 for the third quarter of 2015, a decrease of approximately $43,000 or 30.9%. This decrease is due primarily to a $12,000 decrease in field supervision charges and operator overhead charged to the leases due to a reduction in the number of operated wells that were disposed of or that were shut in. In addition to the reduced number of operated wells, a reduction in the COPAS overhead rate adjustment led to a decrease of approximately $31,000 in operator overhead charged to the leases.

Revenues from gas gathering, compression and equipment rental for the third quarter of 2016 were approximately $28,000, compared to approximately $36,000 for the same period in 2015, a decrease of approximately $8,000 or 22.2%. This decrease is due primarily to the lower volumes of gas that were transported.

Real estate rental revenue was approximately $77,000 during the third quarter of 2016 compared to $54,000 for the same time period of 2015, an increase of approximately $23,000 or 42.6%. This increase is due to the addition of a new tenant at the Company’s corporate office building effective December 1, 2015.

Interest income for the third quarter of 2016 was approximately $23,000 as compared with approximately $14,000 for the same period in 2015, an increase of approximately $9,000 or 64.3%. Interest income is derived from investments in both short-term and long-term certificated of deposit. Interest income is lower due to generally lower interest rates and cash balances during the periods.

Other revenues for third quarter of 2016 were approximately $10,000 as compared with approximately $30,000 for the same period in 2015, a reduction of $20,000 or 66.7%

Lease operating expenses in the third quarter of 2016 were $356,000 as compared to $659,000 in the third quarter of 2016, a net decrease of approximately $303,000, or 46.0%.  Approximately $50,000 of the decrease is due to a reduction in operating expenses billed by third-party operators on non-operated properties. There was an approximate $69,000 decrease in expenses due to several wells that were either divested or plugged during 2015. A decrease in workovers of approximately $205,000 was due to reduced activity as the result of lower oil and natural gas price economics. An increase of approximately $50,000 is related to environmental remediation expenses associated with a nonrecurring weather event. The remaining represents net increases and decreases on various properties due to general price fluctuations and levels of operation activity.

Production taxes, gathering, transportation and marketing expenses for the third quarter of 2016 were approximately $79,000 as compared to $155,000 during the third quarter of 2015, a net decrease of approximately $76,000 or 49.0%. These decreases related directly to the decline in oil and gas production and revenues as described in the above paragraphs.

Pipeline and rental expenses for the third quarter of 2016 were $3,000 compared to $9,000 for the same time period in 2015, a decrease of $6,000 or 66.7%.

Real estate expenses during the third quarter 2016 were approximately $39,000 compared to approximately $38,000 for the same period in 2015, an increase of approximately $1,000 or 2.6%.

Depreciation, depletion, and amortization expenses for the third quarter of 2016 were $279,000 as compared to $451,000 for the same period in 2015, a decrease of $172,000, or 38.1%. $263,000 of the amount for the third quarter of 2016 was for amortization of the full cost pool of capitalized costs compared to $437,000 for the third quarter of 2015, a decrease of $174,000 or 39.8%. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31, 2015. This re-evaluated reserve base was adjusted for the first nine months as of September 30, 2016 by estimating variances in average prices of oil and natural gas that occurred during the period, adding estimated quantities of oil and natural gas reserves acquired during the period, and deducting oil and natural gas reserves that were produced or sold during the period. A depletion rate of 3.350% for the first quarter of 2016, a depletion rate of 4.481% for the second quarter, and a depletion rate of 3.228% for the third quarter of 2016 was calculated and applied to the Company’s full cost pool of capitalized oil and natural gas properties compared to rates of 2.929%, 2.795%, and 2.975% for the first three quarters of 2015 respectively. Although the depletion rate for the third quarter of 2016 is greater than the depletion rate for the same period in 2015, the decrease of $174,000 in expense noted above is due to the depletion rate of11.059% being applied to a smaller undepleted full cost pool after the full cost pool was reduced by an impairment charge of $5,116,000 at December 31, 2015.

Asset Retirement Obligation (“ARO”) expense for the third quarter of 2016 was approximately $9,000 as compared to approximately $10,000 for the same time period in 2015, a decrease of approximately $1,000 or 10.0%. This decrease is due to a recalculation of the estimated present value to plug producing properties compared to the estimate made in the previous year. This recalculation was made after the Company re-evaluated its proved oil and natural gas reserves at the end of 2015.

General and administrative expenses for the third quarter of 2016 were $582,000 compared to $775,000 for the same period in 2015, a decrease of approximately $193,000 or 24.9%. This decrease is due to a reduction in the number of personnel employed by the Company during 2015 and to date during 2016, along with related reductions in salary, payroll taxes, benefits and other direct employee expenses.

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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Part II – Other Information

Item 5. – Other Information

North Texas

Effective August 1, 2016, the Company acquired a working interest of 2.2857140% with a net revenue interest of 1.71428250% in the Company’s Lebleu #1 well located in Comanche County, Texas. This acquisition brought the Company’s interest in in the well to a total working interest of 76.134288% with a net revenue interest of 57.100717%.

East Texas

On May 4, 2016, the Company, as operator, spudded its Edwards Unit #1 well on its Leona East prospect in the Halliday Woodbine field in Leon County, Texas. The well reached a total depth of 7,358 ft. on May 13, 2016 and production casing was set and cemented on May 16, 2016. The Upper Woodbine Sand was perforated from 7,112 – 7,124 ft., stimulated with 1,000 gallons of acid. The well was then fractured with 150,050 lbs of 20/40 sand and 2,269 bbls of cross linked gel on August 8, 2016 and placed on pump on August 11, 2016. The well’s initial potential (IP) was 41 bopd and 25 bswpd, and is currently producing at an approximate rate of 14 bopd and 6 bswpd.

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

SPINDLETOP OIL & GAS CO.

(Registrant)

Date: November 17, 2016 By: /s/ Chris G. Mazzini

Chris G. Mazzini

President, Principal Executive Officer

Date: November 17, 2016 By: /s/ Michelle H. Mazzini

Michelle H. Mazzini

Vice President, Secretary

Date: November 17, 2016 By: /s/ Robert E. Corbin

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

Dated: November 17, 2016

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

Dated: November 17, 2016

/s/ Robert E. Corbin

ROBERT E. CORBIN

Controller, Principal Financial and

Accounting Officer

Exhibit 32.1

Certification Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Spindletop Oil & Gas Co. (the “Company”), on Form 10-Q for the quarter ended September 30, 2016 as filed with the Securities Exchange Commission on the date hereof (the “Report”), the undersigned Principal Executive Officer and Principal Financial and Accounting Officer of the Company, do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: November 17, 2016

/s/ Chris G. Mazzini

CHRIS G. MAZZINI

President, Principal Executive Officer

/s/ Robert E. Corbin

ROBERT E. CORBIN

Controller, Principal Financial and

Accounting Officer