Form 10-K
period 2016-12-31
SPINDLETOP OIL & GAS CO
filed 2017-04-14
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

$2,061,095 based upon a total of 1,035,726 shares held as of June 30, 2016 by persons believed to be non-affiliates of the Registrant; the basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, that such calculation, if made as of a date within 60 days of this filing, would yield a different value.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value	6,936,269
(Class)	(Outstanding at April 14, 2017)

DOCUMENTS INCORPORATED BY REFERENCE

None

 PART I

Item 1. Description of Business

GENERAL

Spindletop Oil & Gas Co. is an independent oil and gas company engaged in the exploration, development, production and acquisition of oil and natural gas; the rental of oilfield equipment; and through one of its subsidiaries, the gathering and marketing of natural gas. The terms the "Company", "We", "Us" or “Spindletop” are used interchangeably herein to refer to Spindletop Oil & Gas Co. (“Spindletop”, “SOG”) and its wholly owned subsidiaries, Spindletop Drilling Company ("SDC"), and Prairie Pipeline Co. (“PPC”).

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

Operating Approach

We believe that a major attribute of the Company is its long history with, and extensive knowledge of, the Fort Worth Basin of Texas. Our technical staff has an average of over 23 years oil and gas experience, most of it in the Fort Worth Basin.

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

The Company holds approximately 90,518 gross acres under lease in 14 states. The majority of the leases are held by production. A breakout of the Company’s leasehold acreage by geographic area is as follows:

	Operated		Non-Operated				Percent
	Properties		Properties		Total		of Total
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Geographic Area	Acres	Acres	Acres	Acres	Acres	Acres	Acres	Acres
North Texas (1)	7,383	6,848	1,776	259	9,159	7,107	10.13%	31.56%
East Texas	3,388	2,878	9,011	1,050	12,399	3,928	13.70%	17.44%
Gulf Coast Texas	1,244	1,229	2,250	65	3,494	1,294	3.86%	5.74%
South Texas	-	-	540	52	540	52	0.60%	0.23%
West Texas	1,275	1,030	2,451	119	3,726	1,149	4.12%	5.10%
Texas Panhandle	1,760	1,195	1,520	104	3,280	1,299	3.62%	5.77%
Alabama	1,160	634	2,498	169	3,658	803	4.04%	3.56%
Arkansas	2,296	1,938	2,957	109	5,253	2,047	5.80%	9.09%
Louisiana	838	589	3,058	151	3,896	740	4.30%	3.28%
New Mexico	2,600	1,779	400	7	3,000	1,786	3.31%	7.93%
Oklahoma	317	184	33,215	1,073	33,532	1,257	37.04%	5.58%
Colorado	-	-	1,200	64	1,200	64	1.33%	0.28%
Kansas	-	-	640	184	640	184	0.71%	0.82%
Michigan	-	-	240	6	240	6	0.27%	0.03%
Mississippi	-	-	140	6	140	6	0.15%	0.03%
Montana	-	-	690	45	690	45	0.76%	0.20%
North Dakota	-	-	1,142	138	1,142	138	1.26%	0.61%
Utah	-	-	2,729	487	2,729	487	3.01%	2.16%
Wyoming	-	-	1,800	134	1,800	134	1.99%	0.59%

Total	22,261	18,304	68,257	4,222	90,518	22,526	100.00%	100.00%

(1) North Texas includes the Fort Worth Basin & Bend Arch

The majority of the Company’s net acres (66%) are located in Texas.

A breakout of the Company's most significant oil and gas reserves by geographic area is as follows:

	BOE
North Texas including the Fort Worth Basin & Bend Arch	458,634	48.09%
East Texas	226,295	23.73%
Panhandle Texas	53,907	5.65%
West Texas	47,442	4.97%
Gulf Coast Texas	3,810	0.40%
Total Texas	790,088	82.85%

Alabama	49,473	5.19%
Oklahoma	27,375	2.87%
New Mexico	43,652	4.58%
Louisiana	43,190	4.53%
Total Other States	163,690	17.15%
Total	953,778	100.00%

North Texas - Fort Worth Basin & Bend Arch

The Fort Worth Basin-Bend Arch Province has been a focal point of the Company since its inception. Our technical personnel have an average of 23 years of exploration, drilling, completing, and production experience extracting natural gas and oil from both conventional and unconventional hydrocarbon deposits found across the basin. Furthermore, the Company maintains comprehensive and extensive dossiers of geologic and engineering data gathered from the province.

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

The Company has 9,159 gross acres under lease across the prolific Fort Worth Basin-Bend Arch Province, the majority of which is held by production from the more shallow producing zones. The Company uses recent and emerging technologies, as well as proven industry practices, to develop and produce oil and natural gas from its properties. Additionally, the Company has a dedicated and well-trained team of employees and professional staff that continually seek out low-risk profitable drilling and acquisition opportunities throughout the Fort Worth Basin-Bend Arch Province.

East Texas

On May 4, 2016, the Company, as operator, spudded its Edwards Unit #1 well on its Leona East prospect in the Halliday Woodbine field in Leon County, Texas. The well reached a total depth of 7,358 ft. on May 13, 2016 and production casing was set and cemented on May 16, 2016. The Upper Woodbine Sand was perforated from 7,112 – 7,124 ft., stimulated with 1,000 gallons of acid. The well was then fractured with 150,050 lbs of 20/40 sand and 2,269 bbls of cross linked gel on August 8, 2016 and placed on pump on August 11, 2016. The well’s initial potential (IP) was 41 bopd and 25 bswpd, and is currently producing at an approximate rate of 14 bopd and 6 bswpd. The Company owns an approximate 69.05% working interest with an approximate 51.7875 % net revenue interest in the well.

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

North Texas

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

Effective October 1, 2016, the Company acquired a working interest of 1.00% with a net revenue interest of 0.75% in the Company’s Robbie Claypool #1 well located in Palo Pinto County, Texas. This acquisition brought the Company’s interest in the well to a total 95.75% working interest with a 71.8125% net revenue interest.

.

Oklahoma

Subsequent to year end, effective January 1, 2017, the Company divested its non-operated working interest of 18.29295% with a net revenue interest of 13.72905% in the Sweetin #1-12 well in Pittsburg County, Oklahoma.

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

Oil and Natural Gas Reserves

The Company’s net proved oil and natural gas reserves have been estimated by Company personnel. (See footnote 17 to the financial statements). No separate independent reserve report analysis has been prepared by an independent third party.

The net proved crude oil and natural gas reserves of the Company as of December 31, 2016 were 313,280 barrels of oil and condensate and 3.843 BCF of natural gas. Based on SEC guidelines, the reserves were classified as follows:

	Barrels of Oil	BCF Gas
Proved Developed Producing	313,280	3.843
Proved Developed Non-Producing	-	-
Proved Undeveloped	-	-
Total Proved Reserves	313,280	3.843

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

On a BOE (barrel of oil equivalent) basis (6 MCF/BOE), the net reserves are:

	Barrels of Oil Equivalent (BOE)

Natural Gas Reserves	640,498	67%
Oil Reserves	313,280	33%
Total Reserves	953,778	100%

Proved Developed Producing	953,778	100%
Proved Developed Non-Producing	-	0%
Proved Undeveloped	-	0%
Total Proved Reserves	953,778	100%

The Company has operational control over the majority of these reserves and can therefore to a large extent control the timing of development and production.

	Barrels of Oil Equivalent (BOE)

Operated Wells	764,137	80%
Non-Operated Wells	189,642	20%
Total	953,778	100%

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

The Company is also engaged in the gathering and marketing of natural gas through its subsidiary PPC, which owns 20.8 miles of pipelines, and currently gathers approximately 828 mcfgpd. Natural gas is gathered for a fee. Substantially all of the natural gas gathered by the Company is produced from wells that the Company operates and in which it owns a working interest.

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

Dependence on Customers

The following is a summary of a partial list of purchasers / operators (listed by percent of total oil and natural gas sales) from oil and natural gas produced by the Company for the three-year period ended December 31, 2016

Purchaser / Operator	2016	2015	2014
Targa Midstream Services, LLC	14%	9%	8%
ETX Energy, LLC formerly New Gulf Resources	13%	16%	9%
Sunoco Partners Marketing	12%	5%	5%
Eastex Crude Company	10%	8%	7%
Enlink Gas Marketing, LTD.	9%	6%	4%
Shell Trading (US) Company	4%	4%	5%
OXY USA, Inc.	4%	4%	0%
Midcoast Energy Partners LP	4%	2%	2%
Pruet Production Co.	3%	7%	6%
LPC Crude Oil Marketing LLC	3%	2%	2%
DCP Midstream, LP	3%	2%	1%
Valero Energy Corporation	2%	3%	1%
Enervest Operating, LLC	2%	2%	2%
Agave Energy Company	2%	1%	2%
Phillips 66	1%	2%	1%
Linear Energy Management LLC	1%	0%	0%
ETC Texas Pipeline, Ltd	1%	0%	0%
Courson Oil & Gas, Inc.	1%	1%	0%
Sandridge Energy, Inc.	1%	0%	0%
Empire Pipeline Corp.	1%	1%	1%
XTO Energy, Inc.	1%	1%	1%
Ward Petrolum Corporation	1%	2%	1%
Enterprise Crude Oil, LLC	1%	2%	2%
Range Resources Corporation	1%	0%	0%
Corum Production Company	1%	0%	0%
Webb Energy Resources, Inc.	1%	0%	0%
Sklar Exploration Co., LLC	0%	0%	1%
BP America Production Company	0%	1%	0%
Engridge Energy Partners	0%	7%	12%
Halcon Resources Operating, Inc.	0%	0%	9%
Holly Corp (Formerly Navajo Refining Co.)	0%	0%	2%

Oil and natural gas is sold to approximately 95 different purchasers under market sensitive, short-term contracts computed on a month to month basis.

Except as set forth above, there are no other customers of the Company that individually accounted for more than one percent of the Company's oil and natural gas revenues during the three years ended

December 31, 2016.

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

Employees

As of December 31, 2016, the Company employed or contracted for the services of a total of approximately seventy people. Twenty-three are full-time employees. The remainder are part-time employees or independent contractors. We believe that our relationships with our employees are good.

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

This annual report contains estimates of our oil and natural gas reserves and the future net cash flows from those reserves. These estimates have been prepared by Company personnel for 2016, 2015 and 2014. There are numerous uncertainties inherent in estimating quantities of reserves of oil and natural gas and in projecting future rates of production and the timing of development expenditures, including many factors beyond our control. The reserve estimates in this annual report are based on various assumptions, including, for example, constant oil and natural gas prices, operating expenses, capital expenditures and the availability of funds, and therefore, are inherently imprecise indications of future net cash flows. Actual future production, cash flows, taxes, operating expenses, development expenditures and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this annual report. Additionally, our reserves may be subject to downward or upward revision based upon actual production performance, results of future development and exploration, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

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

We do not operate some of the properties in which we have an interest and we have limited ability to exercise influence over operations for these properties or their associated costs. As of December 31, 2016, approximately 20% of our crude oil and natural gas proved reserves were operated by other companies. Our dependence on other operators and other working interest owners for these projects and our limited ability to influence operations and associated costs could materially adversely affect the realization of our targeted return on capital in drilling or acquisition activities and our targeted production growth rate. The success and timing of drilling, development and exploitation activities on properties operated by others depend on a number of factors that are beyond our control, including the operator’s expertise and financial resources, approval of other participants for drilling wells and utilization of technology.

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

Future legislation may set forth budget proposals which if passed, would significantly curtail our ability to attract investors and raise capital. Proposed changes in the Federal income tax laws which would eliminate or reduce the percentage depletion deduction and the deduction for intangible drilling and development costs for small independent producers, will significantly reduce the investment capital available to those in the industry as well as our Company. Lengthening the time to expense seismic costs will also have an adverse effect on our ability to explore and find new reserves.

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

We are subject to certain title risks.

Our company employees and contract land professionals have reviewed title records or other title review materials relating to substantially all of our producing properties. The title investigation performed by us prior to acquiring undeveloped properties is thorough, but less rigorous than that conducted prior to drilling, consistent with industry standards. We believe we have satisfactory title to all our producing properties in accordance with standards generally accepted in the oil and gas industry. Our properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens, which we believe do not materially interfere with the use of or affect the value of such properties. At December 31, 2016, our leaseholds for some of our net acreage were being kept in force by virtue of production on that acreage in paying quantities. The remaining net acreage was held by lease rentals and similar provisions and requires production in paying quantities prior to expiration of various time periods to avoid lease termination.

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

Our business is highly capital-intensive, requiring continuous development and acquisition of oil and gas reserves. In addition, capital is required to operate and expand our oil and natural gas field operations and purchase equipment. At December 31, 2016, we had working capital of $8,948,000. We anticipate that we will be able to meet our cash requirements for the next 12 months. However, if such plans or assumptions change or prove to be inaccurate, we could be required to seek additional financing sooner than currently anticipated.

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

Our revenues, profitability and the carrying value of our oil and gas properties are substantially dependent upon prevailing prices of, and demand for, oil and natural gas and the costs of acquiring, finding, developing and producing reserves. Our ability to obtain borrowing capacity, to repay future indebtedness, and to obtain additional capital on favorable terms is also substantially dependent upon oil and natural gas prices. Historically, the markets for oil and natural gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and natural gas are subject to wide fluctuations in response to: (i) relatively minor changes in the supply of, and demand for, oil and natural gas; (ii) market uncertainty; and (iii) a variety of additional factors, all of which are beyond our control. These factors include domestic and foreign political conditions, the price and availability of domestic and imported oil and natural gas, the level of consumer and industrial demand, weather, domestic and foreign government relations, the price and availability of alternative fuels and overall economic conditions. Furthermore, the marketability of our production depends in part upon the availability, proximity and capacity of gathering systems, pipelines and processing facilities. Volatility in oil and natural gas prices could affect our ability to market our production through such systems, pipelines or facilities. As of December 31, 2016, approximately 85% of our oil and natural gas production is currently sold to 14 purchasing firms on a month-to-month basis at prevailing spot market prices. Oil prices remained subject to unpredictable political and economic forces during 2016, 2015, and 2014, and experienced fluctuations similar to those seen in natural gas prices for the year. We believe that oil prices will continue to fluctuate in response to changes in the policies of the Organization of Petroleum Exporting Countries ("OPEC"), changes in demand from many Asian countries, current events in the Middle East and Eastern Europe, security threats to the United States, and other factors associated with the world political and economic environment. As a result of the many uncertainties associated with levels of production maintained by OPEC and other oil producing countries, the availabilities of worldwide energy supplies and competitive relationships and consumer perceptions of various energy sources, we are unable to predict what changes will occur in crude oil and natural gas prices. (See Management’s Discussion and Analysis under “Results of Operations” for discussion of the significant decline in revenue due to low oil and natural gas prices since 2015).

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

None

Item 2. Properties

OIL AND GAS PROPERTIES

The following table sets forth pertinent data with respect to the Company-owned oil and gas properties, all located within the continental United States, as estimated by the Company:

	Years Ended December 31,
	2016	2015	2014
Gas and Oil Properties, net (1)
Proved developed gas reserves-Mcf (2)
Proved developed producing	3,843,000	4,040,000	6,839,000
Proved developed non-producing	-	-	-
Proved undeveloped gas reserves-Mcf (3)	-	-	-
Total proved gas reserves-Mcf	3,843,000	4,040,000	6,839,000

Proved Developed Crude Oil and
Condensate reserves-Bbls (2)
Proved developed producing	313,000	286,000	405,000
Proved developed non-producing	-	-	-
Proved Undeveloped crude oil and	-	-	-
Condensate reserves-Bbls (3)	-	-	-
	313,000	286,000	405,000

(1) The estimate of the net proved oil and natural gas reserves, future net revenues, and the present value of future net revenues.

(2) "Proved Developed Oil and Natural gas Reserves" are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

(3) "Proved Undeveloped Reserves" are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. See Footnote 17 to the Financial Statements, Supplemental Reserve Information (Unaudited), for further explanation of the changes for 2014 through 2016.

(4) Reserve amounts are rounded to the nearest thousand.

Productive Wells

The following table sets forth our domestic productive wells and includes both operated wells and wells operated by third parties at December 31, 2016.

Gas Wells		Oil Wells		Total Wells
Gross	Net	Gross	Net	Gross	Net

221	73.11	134	37.19	355	110.30

Acreage

The following table sets forth our undeveloped and developed gross and net leasehold acreage for our operated and non-operated wells at December 31, 2016. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Undeveloped acreage should not be confused with undrilled acreage held by Production under the terms of a lease. Undrilled acreage held by production under the terms of a lease is included in the Developed Acreage category total shown below.

Undeveloped Acreage		Developed Acreage		Total Acreage
Gross	Net	Gross	Net	Gross	Net

5,291	2,083	90,518	22,526	95,809	24,609

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

Wells Drilled and Completed

The Company's working interests in both operated and outside operated exploration and development wells completed during the years indicated were as follows:

	2016		2015		2014
	Gross	Net	Gross	Net	Gross	Net

Exploratory Wells (1):
Productive	-	-	-	-	-	-
Non-Productive	-	-	-	-	-	-
Total	-	-	-	-	-	-

Developed Wells (2):
Productive	1.000	0.691	6.000	1.143	5.000	1.222
Non-Productive	-	-	-	-	-	-
Total	1.000	0.691	6.000	1.143	5.000	1.222

Total Exploration & Development Wells:
Productive	1.000	0.691	6.000	1.143	5.000	1.222
Non-Productive	-	-	-	-	-	-
Total	1.000	0.691	6.000	1.143	5.000	1.222

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

The following tables set forth additional data with respect to production from Company-owned oil and gas operated and non-operated properties, all located within the continental United States:

	For the years ended December 31,
	2016	2015	2014	2013	2012

Oil and Gas Production, net:
Natural Gas (Mcf)	582,348	730,709	739,948	736,645	791,708
Crude Oil & Condensate (Bbl)	50,248	64,207	89,068	89,872	79,514

Average Sales Price per Unit Produced
Natural Gas (Mcf)	$ 2.08	$ 2.51	$ 4.53	$ 4.05	$ 3.64
Crude Oil & Condensate (Bbl)	$ 37.49	$ 44.77	$ 93.38	$ 105.38	$ 89.50

Average Production Cost per Equivalent Barrel (1) (2)	$ 13.04	15.94	15.23	$ 16.58	$ 16.65

(1) Includes severance taxes and ad valorem taxes.

(2) Natural gas production is converted to equivalent barrels at the rate of six MCFG per barrel, representing relative energy content of natural gas to oil.

The Company owns producing royalties and overriding royalties under properties located in Texas. The revenue from these properties is not significant.

The Company is not aware of any major discovery or other favorable or adverse event that is believed to have caused a significant change in the estimated proved reserves since December 31, 2016.

OFFICE SPACE

The Company owns a commercial office building. The property is a two story multi-tenant, garden office building with a sub-grade parking garage. The 35 year old building contains approximately 46,286 rentable square feet and sits on a 1.4919 acre block of land situated in north Dallas, Texas in close proximity to hotels, restaurants and shopping areas (the Galleria Mall) with easy access to Interstate Highway 635 (LBJ Freeway) and Dallas Parkway (North Dallas Toll Road). The Company occupies approximately 12,759 rentable square feet of the building as its primary office headquarters, and leases the remaining space in the building to non-related third party commercial tenants at prevailing market rates.

The address of the Company's principal executive offices is One Spindletop Centre, 12850 Spurling Road, Suite 200, Dallas, Texas 75230. The telephone number is (972) 644-2581.

PIPELINES

The Company owns, through its subsidiary, PPC, 20.8 miles of natural gas pipelines in Parker County, Texas. These pipelines are steel and polyethylene and range in size from two inches to four inches. These pipelines primarily gather natural gas from wells operated by the Company and in which the Company owns a working interest, but also for other parties.

The Company normally does not purchase and resell natural gas, but gathers natural gas for a fee. The fees charged in some cases are subject to regulations by the State of Texas and the Federal Energy Regulatory Commission. Average daily volumes of natural gas gathered by the pipelines owned by the Company were 828, 1,033, and 1,063, mcfgpd for 2016, 2015, and 2014, respectively.

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

Prior to 2004, no significant public trading market had been established for the Company's common stock. The Company does not believe that listings of bid and asking prices for its stock are indicative of the actual trades of its stock, since trades are made infrequently. The following table shows high and low trading prices for each quarter in 2016, 2015, and 2014.

Price Per Share
	High	Low

2016
First Quarter	$ 1.91	$ 1.40
Second Quarter	$ 2.00	$ 1.54
Third Quarter	$ 2.10	$ 1.76
Fourth Quarter	$ 2.95	$ 1.76

2015
First Quarter	$ 5.40	$ 3.85
Second Quarter	$ 4.43	$ 3.90
Third Quarter	$ 3.98	$ 3.51
Fourth Quarter	$ 3.80	$ 1.96

2014
First Quarter	$ 3.95	$ 3.21
Second Quarter	$ 6.06	$ 3.45
Third Quarter	$ 6.74	$ 5.31
Fourth Quarter	$ 5.90	$ 4.55

During the First Quarter of 2017 subsequent to year end, the following high and low prices were recorded for the Company's common stock.

Price Per Share
	High	Low
2017
First Quarter	$ 3.48	$ 2.40

There is no amount of common stock that is subject to outstanding warrants to purchase, or securities convertible into, common stock of the Company.

According to the transfer records of the Company at April 14, 2017, common stock of the Company was held by approximately 538 known holders of record.

The following chart compares the yearly percentage change in the cumulative total stockholder return on the Company's Common Stock during the five years ended December 31, 2016 with the cumulative total return of the Standard and Poor's 500 Stock Index and of the Dow Jones U.S. Exploration and Production Index (formerly Dow Jones Secondary Oil Stock Index). The comparison assumes $100 was invested on December 31, 2011 in the Company's Common Stock and in each of the foregoing indices and assumes reinvestment of dividends. The Company paid no dividends on its Common Stock during the five-year period. Figures shown are past results and are not predictive of results in future periods.

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

The Company made no repurchases of its common stock during 2016, 2015 or 2014.

The repurchased shares are held as Treasury Stock.

Item 6. Selected Financial Data

The selected financial information presented should be read in conjunction with the consolidated financial statements and the related notes thereto.

	2016	2015	2014	2013	2012

Total Revenue	$4,515,000	$5,944,000	$13,208,000	$13,547,000	$12,106,000
Net Income (Loss)	(1,329,000)	(5,777,000)	3,205,000	3,542,000	3,659,000
Earnings (Loss) per Share	($0.19)	($0.83)	$0.46	$0.51	$0.49

	For the years ended December 31,
	2016	2015	2014	2013	2012

Total Assets	$23,365,000	$25,889,000	$33,506,000	$28,195,000	$24,653,000
Long-Term Debt	-	-	-	-	600,000

Item 7. Management's Discussion And Analysis Of Financial Condition And

Results Of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

This Report on Form 10-K may contain forward-looking statements within the meaning of the federal securities laws, principally, but not only, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution investors that any forward-looking statements in this report, or which management may make orally or in writing from time to time, are based on management’s beliefs and on assumptions made by, and information currently available to, management. When used, the words “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “plan,” “estimate,” “project,” “should,” “will,” “result” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties, and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties, and factors, that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. We caution you that while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. We expressly disclaim any responsibility to update our forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

`

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the factors listed and described at Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K discussed above, which investors should review.

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

There could be adverse legislation, which if passed, would significantly curtail our ability to attract investors and raise capital. Changes could be proposed in the Federal income tax laws which would eliminate or reduce the percentage depletion deduction and the deduction for intangible drilling and development costs for small independent producers, and will significantly reduce the investment capital available to those in the industry as well as our Company. Lengthening the time to expense seismic costs will also have an adverse effect on our ability to explore and find new reserves.

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

In order to test the cost center ceiling, the Company prepares a “Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Natural Gas Reserves (Unaudited)” as of the end of each calendar year (“the Reserve Report”). The Company prepared its annual Reserve Report as of December 31, 2016.

Reserve estimates are prepared in accordance with standard Security and Exchange Commission guidelines. The estimated net future net cash flows for 2016, 2015, and 2014, were computed using a 12-month average price, calculated as the un-weighted arithmetic average of the first-day-of-the month price for each month of the year. Lease operating costs, compression, dehydration, transportation, ad valorem taxes, severance taxes, and federal income taxes were deducted. Costs and prices were held constant and were not escalated over the life of the properties. No deductions were made for interest, or general corporate overhead. The annual discount of estimated future cash flows is defined, for use herein, as future cash flows discounted at 10% per year, over the expected period of realization. No impairment of oil and gas properties charge was recorded for 2014 or in prior years. For the years ended December 31, 2015 and 2016, the Company recorded an impairment expense in the carrying value of its proved oil and gas properties of $5,116,000 and $695,000 respectively. These impairments were due primarily to declines in the average realized prices for sales of its crude oil and natural gas.

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

Average quarterly natural gas prices per mcf for the Company for the year ended December 31, 2014 were $4.64, $4.71, $4.45, and $4.06, respectively. Average quarterly natural gas prices per mcf for the Company for the year ended December 31, 2015 were $2.67, $2.46, $2.31, and $2.45, respectively. During the year ended December 31, 2016, average quarterly natural gas prices per mcf for the Company were $1.34, $1.77, $2.25, and $2.62 respectively.

Average quarterly crude oil prices per bbl for the Company for the year ended December 31, 2014 were $113.76, $100.55, $98.05, and $83.03 respectively. Average quarterly crude oil prices per bbl for the Company for the year ended December 31, 2015 were $46.33, $54.48, $45.68, and $41.03 respectively.

During the year ended December 31, 2016, average quarterly crude oil prices per bbl for the Company were $30.62, $38.02, $39.80, and $41.95 respectively.

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

We may incur further impairments to our crude oil and natural gas properties in 2017 if prices do not increase. The possibility and amount of any future impairment is difficult to predict, and will depend, in part, upon future crude oil and natural gas prices to be utilized in the ceiling test, estimates of proved reserves and future capital expenditures and operating costs. We cannot assure you that we will not experience write-downs in the future. If commodity prices decline or if any of our proved reserves are revised downward, a write-down of the carrying value of our oil and gas properties may be required.

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

Results of Operations

2016 Compared to 2015

Oil and natural gas revenues for the year ended December 31, 2016 were $3,320,000 compared to $4,841,000 for the year ended December 31, 2015, a decrease of $1,521,000 or 31.4%.

Oil revenue for 2016 was approximately $2,106,000 compared to $3,010,000 for 2015, a decrease of approximately $904,000 or 30.0%. Average oil prices decreased to an average of $37.49 per barrel in 2016 from an average of $44.77 per barrel in 2015, a decrease of $7.28 per barrel or 16.3%. Oil sales decreased to 50,248 barrels from approximately 64,208 barrels in 2015, a decrease of 13,960 barrels or 21.7%.

Natural gas revenue for 2016 was approximately $1,214,000 compared to $1,831,000 for 2015, a decrease of approximately $617,000 or 33.7%. Natural gas sales decreased to approximately 582,000 mcf in 2016 from approximately 731,000 mcf in 2015, a decrease of approximately 149,000 mcf or 20.1%. Natural gas prices decreased to an average of $2.08 per mcf in 2016, a decrease of $0.43 or 17.1% from an average of $2.51 per mcf in 2015.

The decrease in oil and gas revenue is predominantly due to the significant decreases in crude oil prices beginning in the second half of 2014, and which continued through 2016. This reduction in revenue had the effect of deferring drilling and workover activity.

Revenue from lease operations was approximately $415,000 for 2016, compared to approximately $481,000 in 2015, a decrease of $66,000 or 13.7%. Revenue from lease operations results from field supervision charges on operated wells as well as administrative overhead billed to working interest owners.

Revenues from gas gathering, compression, and equipment rental for 2016 were approximately $114,000, a decrease of $27,000 or 19.1% from approximately $141,000 in 2015. This was due primarily to a decrease in natural gas volume sold through PPC.

Real estate rental revenue for 2016 was approximately $314,000, an increase of 36.52% or $84,000 from approximately $230,000 in 2015. The increase was due to a full year of rent from a new tenant who began to occupy space in December of 2015.

Interest income for 2016 was approximately $83,000, an increase of $15,000 from approximately $68,000 in 2015 or 22.1%. The increase in interest income was due to the Company investing its funds in certificates of deposit and depository accounts paying higher rates of interest than those received in prior years.

Other revenue for 2016 was $269,000, as compared to $183,000 in 2015, an increase of $86,000 or 47.0%. This change is due primarily to the recognition of prospect participation fees earned under drilling ventures in 2016.

Lease operating expenses 2016 were $1,499,000 as compared to $2,365,000 in 2015, a net decrease of approximately $866,000, or 36.6%.  Approximately $251,000 of the decrease is due to a reduction in operating expenses billed by third-party operators on non-operated properties. There was an approximate $100,000 decrease in expenses due to several wells that were either divested or plugged during 2015. A decrease in workovers of approximately $550,000 was due to reduced drilling and workover activity as the result of lower oil and natural gas price economics. An increase of approximately $122,000 is related to environmental remediation expenses associated with a nonrecurring weather event. The remaining represents net increases and decreases on various properties due to general price fluctuations and levels of operation activity. Due to the currently low oil and natural gas prices, many workovers have been delayed or postponed until economic conditions improve, thus causing lease operating expenses to be lower than in previous years.

Production taxes, gathering, and marketing expenses for 2016 were approximately $422,000 compared to $600,000 in 2015, a decrease of approximately $178,000, or 29.7%. This decrease was directly related to the decrease in oil and natural gas production and revenues, which have been partially offset by overall gathering and marketing expenses for non-operated leases.

Pipeline and rental expenses for 2016 were $46,000 compared to $32,000 for 2015, an increase of $14,000, or 43.8%. This increase is primarily due to high repair expenses and pipeline modifications in 2016.

Real estate expenses in 2016 were approximately $175,000 compared to $215,000 during the same period in 2015, a decrease of approximately $40,000 or 18.6%. This decrease was due to reductions in expenditures for maintenance costs and tenant improvements.

Depreciation and amortization expense for 2016 was $1,104,000 compared to $2,426,000 for 2015, a decrease of $1,322,000 or 54.5%. Amortization of the full cost pool of oil and natural gas assets for 2016 was $1,038,000 compared to $2,352,000 for the year ended 2015, a decrease of $1,314,000 or 55.9%.

The Company re-evaluated its proved oil and gas reserves as of December 31, 2016, and decreased its estimated total proved reserves by approximately 5,000 BOE to 954,000 BOE at the end of 2016 compared to 959,000 BOE at the end of 2015, a decrease of approximately 0.5%. Sales of oil and natural gas products during 2016 decreased by 39,000 BOE from approximately 186,000 BOE in 2015 to approximately 147,000 BOE in 2016, a decrease of approximately 21.0%. (See Footnote 17 to the Financial Statements). This resulted in a decrease in the depletion rate factor from 16.246% in 2015 on an unamortized full cost pool base of $14,474,000 to a depletion rate factor of 13.378% on an unamortized full cost pool base of $7,756,000 in 2016. The net decrease in the unamortized full cost pool base of $6,718,000 was due to an increase in the amounts capitalized in the full cost pool of approximately $750,000 less the increase in accumulated depletion of $2,351,000, and the impairment of the full cost pool in 2015 of $5,116,000.

The Company recorded an impairment expense in the carrying value of its proved oil and gas properties of $5,116,000 in 2015 and $695,000 in 2016 due primarily to declines in the average realized prices for sales of its crude oil and natural gas on the first calendar day of each month during the trailing 12-month period prior to December 31, 2015 and 2016 respectively. The net present value of the Company’s proved oil and natural gas reserves, discounted at 10% at December 31, 2016, was approximately $6,023,000 compared to $7,006,000 at December 31, 2015 and $22,218,000 at December 31, 2014. (See Footnote 17 to the Financial Statements.

A ceiling test at December 31, 2016, determined that the unamortized cost of the full cost pool of $7,756,000 less the current year amortization of $1,038,000 equaled $6,718,000, which is $695,000 above the net present value of the Company’s proved oil and gas reserves. The impairment provision was credited to accumulated depreciation and amortization on the balance sheet. No impairment of oil and gas properties charge was recorded for 2014.

Asset Retirement Obligation (“ARO”) accretion expense for 2016 was $36,000 up from $35,000 in 2015, an increase of $1,000 or 2.9%. The ARO calculation is based on the Company’s annual reserve report and takes into consideration the changes between years of the Company’s estimated obligation to plug its interest in existing wells. This estimated future cost is discounted using a 10% discount factor based on the estimated life of each property. Changes are incorporated as applicable into the full cost pool and the carrying value of the liability. Accretion expense measures and incorporates changes due to the passage of time into the carrying amount of the liability.

General and administrative expenses for 2016 were approximately $2,512,000 as compared to approximately $3,198,000 for 2015, a decrease of approximately $686,000 or 21.5%. The decrease was primarily due to decreases in salary, wages and related employee benefits. In view of the large decreases in oil and gas prices and reduction of revenues during 2016, the Company has made a concentrated effort to reduce its general and administrative costs. Personnel costs have been reduced by approximately $649,000 primarily through an approximate 8.0% reduction in headcount through attrition. As employees left the Company, they were not replaced and responsibilities have been spread among the remaining staff.

Other general office and administrative expenses have been reduced by approximately $37,000 as the Company has reduced its spending to essential items.

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

Management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2016.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not Applicable

PART III

Item 10. Directors and Executive Officers Of The Registrant

The Directors and Executive Officers of the Company and certain information concerning them is set forth below:

Name	Age	Position

Chris G. Mazzini	59	Chairman of the Board, Director, and President

Michelle H. Mazzini	55	Director, Vice President, Secretary, and Treasurer

Ted R. Munselle	61	Director

All directors hold offices until the next annual meeting of the shareholders or until their successors are duly elected and qualified. Officers of the Company serve at the discretion of the Board of Directors.

Business Experience

Chris Mazzini, Chairman of the Board of Directors and President, graduated from the University of Texas at Arlington in 1979 with a Bachelor of Science degree in Geology. He started his career in the oil and gas industry in 1978, and began as a Petroleum Geologist with Spindletop in 1979, working the Fort Worth Basin of North Texas. He became Vice President of Geology at Spindletop in 1982 and served in that capacity until he left the Company in 1985 when he founded Giant Energy Corp. ("Giant"). Mr. Mazzini has served as President of Giant since then. He rejoined the Company in December, 1999 when he, through Giant, purchased controlling interest. Mr. Mazzini has been Chairman of the Board of Directors and President of the Company since 1999 and is a Certified and Licensed Petroleum Geologist. Mr. Mazzini has worked numerous geological basins throughout the United States with an emphasis on the Fort Worth Basin. He is responsible for several new field discoveries in the Fort Worth Basin.

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

Robert E. Corbin, Controller, has been a full-time employee of Spindletop since April 2002. From May 2001 until April 2002, Mr. Corbin was an Independent Accounting Consultant and devoted substantially all of his time to Spindletop. He has been active in the oil and gas industry for over 41 years, during which time he has served as financial officer of a publicly-held company as well as several private oil and gas companies and partnerships. Mr. Corbin graduated from Texas Tech University in 1969 with a BBA degree in Accounting and began his accounting career as an auditor with Arthur Andersen & Co. in 1970. Mr. Corbin is a Certified Public Accountant since 1972.

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

Family Relationships

Michelle Mazzini, Vice President, Secretary, Treasurer, and General Counsel, is the wife of Chris Mazzini, Chairman of the Board and President.

Involvement in Certain Legal Proceedings

None of the directors or executive officers of the Registrant, during the past five years, has been involved in any civil or criminal legal proceedings, bankruptcy filings or has been the subject of an order, judgment or decree of any Federal or State authority involving Federal or State securities laws.

Board Meetings and Committees

The Board of Directors met one time in 2016. The Board has established an audit committee. The Board is small and all members of the Board serve on the audit committee. The function of the audit committee is to assist the Board in fulfilling its oversight responsibilities by reviewing the financial information that will be provided to the shareholders and others, the systems of internal controls that management and the Board of Directors have established, and the audit process. During 2016, Mr. Munselle was Chairman of the Audit Committee.

With respect to nominations to the Board, compensation, financial planning, strategies, and business alternatives, the Company does not have separate committees as the Board is small and all members of the Board participate in making recommendations and decisions on these matters.

Item 11. Executive Compensation

Cash Compensation

Cash compensation including salaries and bonuses, of $169,687, $150,036, and $326,539 was paid to Mr. Mazzini in 2016, 2015, and 2014 respectively. Cash compensation including salaries and bonuses of $130,207, $125,096, and $209,424 was paid to Ms. Mazzini in 2016, 2015, and 2014 respectively.

The decrease in cash compensation for 2016 and 2015 compared to 2014 was due to the fact that neither Mr. nor Mrs. Mazzini was paid a cash bonus during 2016 or 2015.

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

Compensation of Directors

Directors who are employees of the Company are not currently compensated for their services on the Board. Mr. Munselle was paid a director’s fee of $10,000 in 2016, $10,000 in 2015 and $10,000 in 2014 to compensate him for his position as the Board of Directors’ Financial Expert. Mr. Munselle also receives $2,500 for each Board of Directors’ meeting during the year other than the annual meeting.

Termination of Employment and Change of Control Arrangement

There are no plans or arrangements for payment to officers or directors upon resignation or a change in control of the Registrant.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

Security Ownership of Certain Beneficial Owners and Managers

The table below sets forth the information indicated regarding ownership of the Registrant's common stock, $.01 par value, the only outstanding voting securities, as of April 14, 2017 with respect to: (i) any person who is known to the Registrant to be the owner of more than five percent of the Registrant's common stock; (ii) the common stock of the Registrant beneficially owned by each of the directors of the Registrant, and (iii) by all officers and directors as a group. Each person has sole investment and voting power with respect to the shares indicated, except as otherwise set forth in the footnotes to the table.

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

** Percentages are based upon 6,936,269 shares of Common Stock outstanding at April 14, 2017.

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

Certain Business Relationships

On October 1, 2008, Giant entered into an Administrative Services Agreement with the Company whereby Giant pays the Company $250 per month for the Company providing administrative services to Giant. The Company also entered into a management services agreement with MRO whereby MRO made monthly payments in the amount of $1,000 per month to the Company in exchange for the Company providing administrative services to MRO. The Company’s agreement with MRO was terminated effective September 1, 2015. Effective August 1, 2015, MRO became inactive and the payment ceased. On October 1, 2008, the Company entered into a similar agreement with Giant NRG, LP (“NRG”) a limited partnership with Chris Mazzini and Michelle Mazzini as limited partners. Under this agreement NRG pays a monthly fee of $2,500 to the Company in exchange for the Company providing certain administrative services to NRG. Effective August 1, 2016, this administrative services fee was reduced to $1,500 per month. The Company has entered into a similar arrangement with Peveler Pipeline, LP ("Peveler"), whereby Peveler pays the Company a monthly charge of $250 in exchange for the Company providing administrative services to Peveler. Chris and Michelle Mazzini are the owners of Peveler Pipeline, LP, a limited partnership which owns a pipeline gathering system servicing wells owned by Giant, another related entity, described elsewhere in this report. The Company entered into a similar agreement with M-R Ventures, LLC (“MRV”) a limited liability company that operates some wells in Michigan, and that is owned by Chris and Michelle Mazzini. Pursuant to this agreement, MRV pays the Company a monthly fee in the amount of $500 for certain administrative services that the Company provides to MRV. The Company entered into a similar agreement with Reserve Royalty Company (“Reserve”) a sole proprietorship that holds some royalty interests owned by Chris and Michelle Mazzini. Pursuant to this agreement, Reserve pays the Company a monthly fee in the amount of $350 for certain administrative services that the Company provides to Reserve. See also note 5 to the Financial Statements.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees for professional services rendered to Spindletop Oil & Gas Co. and Subsidiaries for the years 2016 and 2015 by accounting firm, Farmer, Fuqua, & Huff, P.C.

Type of Fees	2016	2015

Audit Fees	$ 46,000	$ 46,000
Audit Related Fees	-	-
Tax Fees	-	4,525
All other fees	-	-

Members of the Board of Directors (the "Board") fulfill the responsibilities of an audit committee and have established policies and Procedures for the approval and pre-approval of audit services and permitted non-audit services. The Board has the responsibility to engage and terminate Farmer, Fuqua, & Huff, P.C. independent auditors, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All the fees for 2016 and 2015 were pre-approved by the Board or were within the pre-approved guidelines for permitted non-audit services and fees established by the Board, and there were no instances of waiver of approved requirements or guidelines during the same periods.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	The following documents are filed as a part of this report:

	(1) FINANCIAL STATEMENTS: The following financial statements of the Registrant and Report of Independent Registered Public Accounting Firm therein are filed as part of this Report on Form 10-K:

		Page
	Report of Farmer, Fuqua & Huff, P.C Independent Registered Public Accounting Firm	48
	Consolidated Balance Sheets	49-50
	Consolidated Statements of Operations	51
	Consolidated Statements of Changes in Stockholders' Equity	52
	Consolidated Statements of Cash Flows	53
	Notes to Consolidated Financial Statements	54

	(2) FINANCIAL STATEMENT SCHEDULES:

	Schedule II - Valuation and Qualifying Accounts	71
	Schedule III - Real Estate and Accumulated Depreciation	72

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

(c) The Index to Consolidated Financial Statements and Supplemental Schedules is included following the signatures, beginning at page 45 of this Report

(d) Supplemental Reserve Information (unaudited) is included in Note 17 to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be been signed in its behalf by the undersigned, thereunto duly authorized.

SPINDLETOP OIL & GAS CO.

Date: April 14, 2017

By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures
Principal Executive Officers	Capacity	Date

/s/ Chris Mazzini
	President, Director	April 14, 2017
Chris Mazzini	(Chief Executive Officer

/s/ Michelle Mazzini
	Vice President, Secretary,	April 14, 2017
Michelle Mazzini	Treasurer, Director

/s/ Ted R. Munselle
	Director	April 14, 2017
Ted R. Munselle

/s/ Robert E. Corbin	Controller (Principal Financial	April 14, 2017
and Accounting Officer)
Robert E. Corbin

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
Index to Consolidated Financial Statements and Schedules

Page

Report of Independent Registered Public Accounting Firm	48

Consolidated Balance Sheets - December 31, 2016 and 2015	49-50

Consolidated Statements of Operations for the years ended
December 31, 2016, 2015, and 2014	51

Consolidated Statements of Changes in Shareholders'
Equity for the years ended December 31, 2016, 2015, and 2014	52

Consolidated Statements of Cash Flows for the years ended
December 31, 2016, 2015, and 2014	53

Notes to Consolidated Financial Statements	54

Schedules for the years ended December 31, 2016, 2015, and 2014
II - Valuation and Qualifying Accounts	71
III - Real Estate and Accumulated Depreciation	72

All other schedules have been omitted because they are not applicable, not required, or the information has been supplied in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Spindletop Oil & Gas Co.

We have audited the accompanying consolidated balance sheets of Spindletop Oil & Gas Co. (A Texas Corporation) and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2016. Spindletop Oil & Gas Co.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spindletop Oil & Gas Co. and subsidiaries as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the index of the consolidated financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. Spindletop Oil & Gas Co.’s management is responsible for the schedules. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ Farmer, Fuqua & Huff, P.C.

Richardson, Texas

April 14, 2017

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015
ASSETS

Current Assets
Cash and cash equivalents	$ 11,021,000	$ 12,381,000
Restricted cash	363,000	464,000
Accounts receivable, trade	1,928,000	1,835,000
Income tax receivable	927,000	754,000
Total Current Assets	14,239,000	15,434,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	29,661,000	29,144,000
Rental equipment	406,000	406,000
Gas gathering system	115,000	115,000
Other property and equipment	296,000	296,000
	30,478,000	29,961,000
Accumulated depreciation and amortization	(24,329,000)	(22,577,000)
Total Property and Equipment	6,149,000	7,384,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,580,000	1,580,000
Accumulated depreciation	(850,000)	(803,000)
Total Real Estate Property	1,418,000	1,465,000

Other Assets
Other long-term investments	1,550,000	1,600,000
Other	9,000	6,000
Total Other Assets	1,559,000	1,606,000
Total Assets	$ 23,365,000	$ 25,889,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 5,291,000	$ 5,809,000
Total Current Liabilities	5,291,000	5,809,000

Noncurrent Liabilities
Asset retirement obligation	916,000	1,121,000
Total Noncurrent Liabilities	916,000	1,121,000

Deferred Income Tax Payable	18,000	490,000

Total Liabilities	6,225,000	7,420,000

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 6,936,269 shares outstanding at December 31, 2016 and at December 31, 2015.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury stock, at cost	(1,536,000)	(1,536,000)
Retained earnings	17,656,000	18,985,000
Total Shareholders' Equity	17,140,000	18,469,000
Total Liabilities and Shareholders' Equity	$ 23,365,000	$ 25,889,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2016	2015	2014
Revenues
Oil and gas revenues	$ 3,320,000	$ 4,841,000	$ 11,688,000
Revenue from lease operations	415,000	481,000	481,000
Gas gathering, compression, equipment rental	114,000	141,000	155,000
Real estate rental income	314,000	230,000	240,000
Interest Income	83,000	68,000	125,000
Other	269,000	183,000	519,000
Total Revenues	4,515,000	5,944,000	13,208,000

Expenses
Lease operations	1,499,000	2,365,000	2,240,000
Production taxes, gathering and marketing	422,000	600,000	996,000
Pipeline and rental operations	46,000	32,000	49,000
Real estate operations	175,000	215,000	220,000
Depreciation and amortization	1,104,000	2,426,000	1,846,000
Impairment of oil & gas properties	695,000	5,116,000	-
ARO accretion expense	36,000	35,000	42,000
General and administrative	2,512,000	3,198,000	4,019,000
Total Expenses	6,489,000	13,987,000	9,412,000
Income (Loss) Before Income Tax	(1,974,000)	(8,043,000)	3,796,000

Current income tax provision (benefit)	(173,000)	(928,000)	526,000
Deferred income tax provision (benefit)	(472,000)	(1,338,000)	65,000
Total income tax provision (benefit)	(645,000)	(2,266,000)	591,000
Net Income (Loss)	$ (1,329,000)	$ (5,777,000)	$ 3,205,000

Earnings (Loss) per Share of Common Stock
Basic and Diluted	$ (0.19)	$ (0.83)	$ 0.46

Weighted Average Shares Outstanding
Basic and Diluted	6,936,269	6,936,269	6,936,269

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2016, 2015, 2014

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings

Balance December 31, 2013	7,677,471	$77,000	$943,000	741,202	($1,536,000)	$21,557,000

Net Income	-	-	-	-	-	3,205,000
Balance December 31, 2014	7,677,471	77,000	943,000	741,202	(1,536,000)	24,762,000

Net Loss	-	-	-	-	-	(5,777,000)
Balance December 31, 2015	7,677,471	77,000	943,000	741,202	(1,536,000)	18,985,000

Net Loss	-	-	-	-	-	(1,329,000)
Balance December 31, 2016	7,677,471	$77,000	$943,000	741,202	($1,536,000)	$17,656,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31
	2016	2015	2014
Cash Flows from Operating Activities
Net Income (Loss)	$ (1,329,000)	$ (5,777,000)	$ 3,205,000
Reconciliation of net income (loss) to net cash
provided by operating activities
Depreciation and amortization	1,104,000	2,426,000	1,846,000
Impairment of oil and gas properties	695,000	5,116,000	-
Accretion of asset retirement obligation	36,000	35,000	42,000
Changes in accounts receivable	(93,000)	318,000	1,480,000
Changes in income tax receivable	(173,000)	(582,000)	(172,000)
Changes in accts payable & accrued liabilities	(518,000)	(545,000)	2,322,000
Changes in current tax payable	-	-	(252,000)
Changes in deferred tax payable	(472,000)	(1,338,000)	65,000
Other	(3,000)	12,000	(14,000)
Net cash provided (used) for operating activities	(753,000)	(335,000)	8,522,000

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development	(990,000)	(1,114,000)	(3,357,000)
Other long-term investments	50,000	-	-
Refund of prepaid drilling costs	232,000	-
Net cash used for investing activities	(708,000)	(1,114,000)	(3,357,000)

Increase (decrease) in cash, cash equivalents, and restricted cash	(1,461,000)	(1,449,000)	5,165,000

Cash, cash equivalents, and restricted cash at beginning of period	12,845,000	14,294,000	9,129,000
Cash, cash equivalents, and restricted cash at end of period	$ 11,384,000	$ 12,845,000	$14,294,000

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

Oil and Gas Properties

The Company follows the full cost method of accounting for its oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and natural gas reserves are capitalized and accounted for in cost centers, on a country-by-country basis. For each cost center, capitalized costs, less accumulated amortization and related deferred income taxes, shall not exceed an amount (the cost center ceiling) equal to the sum of:

e)	The present value of estimated future net revenues computed by applying current prices of oil and natural gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus
f)	The cost of properties not being amortized; plus
g)	The lower of cost or estimated fair market value of unproven properties included in the costs being amortized; less
h)	Income tax effects related to differences between the book and tax basis of the properties.

If unamortized costs capitalized within a cost center, less related deferred income taxes, exceed the cost center ceiling (as defined), the excess is charged to expense and separately disclosed during the period in which the excess occurs. Amounts required to be written off will not be reinstated for any subsequent increase in the cost center ceiling. For the years ended December 31, 2015 and 2016, the Company recorded an impairment expense in the carrying value of its proved oil and gas properties of $5,116,000 and $695,000 respectively. These impairments were due primarily to declines in the average realized prices for sales of its crude oil and natural gas.

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

Investments in Real Estate

All investments in real estate holdings are stated at cost or adjusted carrying value. ASC Topic 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, requires that a property be considered impaired if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. If impairment exists, an impairment loss is recognized by a charge against earnings equal to the amount by which the carrying amount of the property exceeds fair market value less cost to sell the property. If impairment of a property is recognized, the carrying amount of the property is reduced by the amount of the impairment, and a new cost for the property is established. Depreciation is provided over the properties estimated remaining useful life. There was no charge to earnings during 2016, 2015, or 2014 due to impairment of real estate holdings.

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

The following table reflects the changes of the asset retirement obligations during the period ending December 31;

	2016	2015
Carrying amount of asset retirement obligation	$ 1,121,000	$ 1,078,000
Liabilities added	18,000	54,000
Liabilities divested or settled	(259,000)	(46,000)
Current period accretion expenses	36,000	35,000
Carrying amount as of December 31,	$ 916,000	$ 1,121,000

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02: Leases (Topic 842). The FASB issued this Update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The accounting for Lessees relates primarily to finance leases and for operating leases. The Company does not currently have any finance or operating leases as a lessee. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. Under GAAP accounting, lessors should continue to recognize lease income for those leases on a generally straight-line basis over the lease term. The Company does lease space in its commercial office building to third-party tenants under rental lease agreements as the lessor, and recognizes lease income from tenants on a straight-line basis. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. The Company does not anticipate that this new guidance will have a material impact on the Company’s consolidated financial position or results of operations for the periods presented.

In March 2016, the FASB issued Accounting Standards Update No. 2016-08: Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and in April 2016, issued Accounting Standards Update No. 2016-10: Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. The Company does not anticipate that this new guidance will have a material impact on the Company’s consolidated financial position or results of operations for the periods presented.

In May 2016, the FASB also issued Accounting Standards Updates No 2016-11 related to Revenue Recognition (Topic 605), Derivatives and Hedging (Topic 815) , and Accounting Standards Updates No 2016-12: Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients. The Company does not anticipate that this new guidance will have a material impact on the Company’s consolidated financial position or results of operations for the periods presented.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09: Compensation-Stock Compensation (Topic 718), Improvements to Employee share-Based Payment Accounting. The Board issued this Update as part of its Simplification Initiative to identify, evaluate, and improve areas of generally accepted accounting principles

(GASP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The Company does not anticipate that this new guidance will have a material impact on the Company’s consolidated financial position or results of operations for the periods presented. For public business entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has adopted application of this Update for its financial statements issued for the year ended December 31, 2016.

In August 2016, the FASB issued Accounting Standards Update No 2016-15: Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The FASB issued this Accounting Standards Update to address eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.

In November 2016, the FASB issued Accounting Standards Update No 2016-18: Statement of Cash Flows (Topic 230), Restricted Cash. The FASB issued this Accounting Standards Update to require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The amendments in this Update are effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.

Currently, there are no other new accounting pronouncements that were issued to be effective in 2016 or subsequent thereto that would have a material impact on the Company’s financial reporting.

Certain amounts in the 2015 financial statements have been reclassified for comparative purposes to conform to the 2016 presentation.

Subsequent Events

The Company has evaluated subsequent events through the issuance date of April 14, 2017.

3. ACCOUNTS RECEIVABLE

	December 31,
	2016	2015

Trade	$ 132,000	$ 167,000
Accrued receivable	1,811,000	1,683,000
	1,943,000	1,850,000
Less: Allowance for losses	(15,000)	(15,000)
	$ 1,928,000	$ 1,835,000

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

4. ACCOUNTS PAYABLE

	December 31,
	2016	2015

Trade payables	$ 1,619,000	$ 1,609,000
Production proceeds payable	2,912,000	2,911,000
Prepaid drilling costs	760,000	1,289,000
	$ 5,291,000	$ 5,809,000

5. RELATED PARTY TRANSACTIONS

On October 1, 2008, Giant entered into an Administrative Services Agreement with the Company whereby Giant pays the Company $250 per month for the Company providing administrative services to Giant. The Company also entered into a management services agreement with MRO whereby MRO made monthly payments in the amount of $1,000 per month to the Company in exchange for the Company providing administrative services to MRO. Effective August 1, 2015, MRO became inactive and the payment ceased. The Company’s agreement with MRO was terminated effective September 1, 2015. On October 1, 2008, the Company entered into a similar agreement with Giant NRG, LP (“NRG”) a limited partnership with Chris Mazzini and Michelle Mazzini as limited partners. Under this agreement NRG pays a monthly fee of $2,500 to the Company in exchange for the Company providing certain administrative services to NRG. Effective August 1, 2016, this administrative services fee was reduced to $1,500 per month. The Company has entered into a similar arrangement with Peveler Pipeline, LP ("Peveler"), whereby Peveler pays the Company a monthly charge of $250 in exchange for the Company providing administrative services to Peveler. Chris and Michelle Mazzini are the owners of Peveler Pipeline, LP, a limited partnership which owns a pipeline gathering system servicing wells owned by Giant, another related entity, described elsewhere in this report. The Company entered into a similar agreement with M-R Ventures, LLC (“MRV”) a limited liability company that operates some wells in Michigan, and that is owned by Chris and Michelle Mazzini. Pursuant to this agreement, MRV pays the Company a monthly fee in the amount of $500 for certain administrative services that the Company provides to MRV. The Company entered into a similar agreement with Reserve Royalty Company (“Reserve”) a sole proprietorship that holds some royalty interests owned by Chris and Michelle Mazzini. Pursuant to this agreement, Reserve pays the Company a monthly fee in the amount of $350 for certain administrative services that the Company provides to Reserve.

6. COMMON STOCK

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

During the three year period ending December 31, 2016, the Company did not issue any compensation related to share-based payments.

The Company has not approved nor authorized any standing repurchase program for its common stock.

The Company made no repurchases of its common stock during 2014, 2015 or 2016.

The repurchased shares are held as Treasury Stock.

7. INCOME TAXES

The Company accounts for income taxes pursuant to ASC Topic 740-10, "Accounting for Income Taxes". ASC Topic 740-10 utilizes the liability method of computing deferred income taxes.

Income tax differed from the amounts computed by applying an effective United States federal income tax rate of 34% to pretax income in 2016, 2015 and 2014 as a result of the following:

	2016	2015	2014
Computed expected tax expense (benefit)	$ (671,000)	$ (2,735,000)	$ 1,290,000

Miscellaneous timing differences
related to book and tax depletion
differences and the expensing of
intangible drilling costs	380,000	1,978,000	(764,000)
NOL Carryforward	118,000	-	-
Correction of prior year estimate	-	(171,000)	-

Expected Federal income tax expense (benefit)	$ (173,000)	$ (928,000)	$ 526,000

Income tax expense (benefit) for the years ended December 31, 2016, 2015 and 2014 consisted of the following:

	2016	2015	2014
Federal income taxes (benefit)	$ (173,000)	$ (928,000)	$ 526,000
State income taxes	-	-	-
Current income tax provision (benefit)	$ (173,000)	$ (928,000)	$ 526,000

Deferred income taxes reflect the effects of temporary differences between the tax bases of assets and liabilities and the reported amounts of those assets and liabilities for financial reporting purposes. Deferred income taxes also reflect the value of investment tax credits and an offsetting valuation allowance. The Company's total deferred tax assets and corresponding valuation allowance at December 31, 2016 and 2015 consisted of the following:

	December 31,
	2016	2015
Deferred tax assets
Depletion and amortization	1,137,000	1,186,000
Expired leasehold	250,000	190,000
Other, net	7,000	7,000
Total deferred tax assets	1,394,000	1,383,000

Deferred tax liabilities
Intangible drilling costs	(1,323,000)	(1,801,000)
Depreciation	(89,000)	(72,000)
Total deferred tax liability	(1,412,000)	(1,873,000)
Net deferred income tax payable	$ (18,000)	$ (490,000)

8. CASH FLOW INFORMATION

The Company does not consider any of its assets, other than cash and certificates of deposit shown as cash on the balance sheet, to meet the definition of a cash equivalent.

Net cash provided by operating activities includes cash payments for the following:

	2016	2015	2014

Income taxes	$ -	$ 50,000	$ 950,000

Excluded from the Consolidated Statements of Cash Flows were the effects of certain non-cash investing and financing activities, as follows:

	2016	2015	2014
Addition (Reduction) of oil & gas
properties by recognitions of
asset retirement obligation	$ (239,000)	$ 8,000	$ (71,000)
	$ (239,000)	$ 8,000	$ (71,000)

9. EARNINGS PER SHARE

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

10. CONCENTRATIONS OF CREDIT RISK

Subsequent to December 31, 2012, FDIC Deposit Insurance coverage changed. As scheduled, the unlimited insurance coverage for noninterest-bearing transaction accounts provided under the Dodd-Frank Wall Street Reform and Consumer Protection Act expired on December 31, 2012. Deposits held in non-interest-bearing transaction accounts at the same institution are now aggregated with any interest-bearing deposits the owner may hold in the same ownership category, and the combined total insured up to at least $250,000.

As of December 31, 2016 the Company had approximately $8,597,000 in checking and money market accounts at one bank. The Company also had approximately $3,939,000, including $1,550,000 of long-term certificates of deposit invested at three other banking institutions. Cash amounts on deposit at these institutions exceeded current per account FDIC protection limits by approximately $9,835,000.

Most of the Company's business activity is located in Texas. Accounts receivable as of December 31, 2016 and 2015 are due from both individual and institutional owners of joint interests in oil and gas wells as well as purchasers of oil and natural gas. A portion of the Company's ability to collect these receivables is dependent upon revenues generated from sales of oil and natural gas produced by the related wells.

11. FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments at December 31, 2016 and 2015 follows:

	2016		2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash	$ 11,021,000	$ 11,021,000	$ 12,381,000	$ 12,381,000
Restricted cash	363,000	363,000	464,000	464,000
Long-term investments	1,550,000	1,550,000	1,600,000	1,600,000
Accounts receivable, trade	1,928,000	1,928,000	1,835,000	1,835,000

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

At December 31, 2016 the Company has acquired bonds and letters of credit issued in favor of various state regulatory agencies as mandated by state law in order to comply with financial assurance regulations required to perform oil and gas operations within the various state jurisdictions.

The Company has seven, $5,000 single-well bonds totaling $35,000 and one $10,000 single well bond with an insurance company, for wells the Company operates in Alabama.  The $5,000 bonds are written for a three year period and have been expiration dates of August 1, 2019.   The $10,000 bond is written for a one year period and expires February 28, 2017.  Subsequent to year-end, this bond has been extended through February 28, 2018.

The Company has nine letters of credit from a bank issued for the benefit of various state regulatory agencies in Texas, New Mexico, Oklahoma, and Louisiana, ranging in amounts from $17,875 to $100,000 and totaling $363,000.  These letters of credit are fully secured by funds on deposit with the bank in business money market accounts.  There are seven letters of credit that automatically extend for a period of one year unless cancelled by the beneficiary and two letters of credit that automatically extend for a period of five years unless cancelled by the beneficiary.  The Company also has six letters of credit secured with six certificates of deposit at a second bank totaling $428,680.  The letters of credit have expiration dates ranging from March 31, 2017 to February 23, 2020.

13. ADDITIONAL OPERATIONS AND BALANCE SHEET INFORMATION

Certain information about the Company's operations for the years ended December 31, 2016, 2015 and 2014 follows.

Dependence on Customers

The following is a summary of a partial list of purchasers / operators (listed by percent of total oil and natural gas sales) from oil and natural gas produced by the Company for the three-year period ended December 31, 2016:

Purchaser / Operator	2016	2015	2014
Targa Midstream Services, LLC	14%	9%	8%
ETX Energy, LLC formerly New Gulf Resources	13%	16%	9%
Sunoco Partners Marketing	12%	5%	5%
Eastex Crude Company	10%	8%	7%
Enlink Gas Marketing, LTD.	9%	6%	4%
Shell Trading (US) Company	4%	4%	5%
OXY USA, Inc.	4%	4%	0%
Midcoast Energy Partners LP	4%	2%	2%
Pruet Production Co.	3%	7%	6%
LPC Crude Oil Marketing LLC	3%	2%	2%
DCP Midstream, LP	3%	2%	1%
Valero Energy Corporation	2%	3%	1%
Enervest Operating, LLC	2%	2%	2%
Agave Energy Company	2%	1%	2%
Phillips 66	1%	2%	1%
Linear Energy Management LLC	1%	0%	0%
ETC Texas Pipeline, Ltd	1%	0%	0%
Courson Oil & Gas, Inc.	1%	1%	0%
Sandridge Energy, Inc.	1%	0%	0%
Empire Pipeline Corp.	1%	1%	1%
XTO Energy, Inc.	1%	1%	1%
Ward Petrolum Corporation	1%	2%	1%
Enterprise Crude Oil, LLC	1%	2%	2%
Range Resources Corporation	1%	0%	0%
Corum Production Company	1%	0%	0%
Webb Energy Resources, Inc.	1%	0%	0%
Sklar Exploration Co., LLC	0%	0%	1%
BP America Production Company	0%	1%	0%
Engridge Energy Partners	0%	7%	12%
Halcon Resources Operating, Inc.	0%	0%	9%
Holly Corp (Formerly Navajo Refining Co.)	0%	0%	2%

Oil and natural gas is sold to approximately 95 different purchasers under market sensitive, short-term contracts computed on a month to month basis.

Except as set forth above, there are no other customers of the Company that individually accounted for more than one percent of the Company's oil and gas revenues during the three years ended

December 31, 2016.

The Company currently has no hedged contracts.

Certain revenues, costs and expenses related to the Company's oil and gas operations are as follows:

	Year Ended December 31,
	2016	2015	2014
Capitalized costs relating to oil and gas
producing activities:
Unproved properties	$ 1,891,000	$ 1,872,000	$ 1,847,000
Proved properties	27,770,000	27,272,000	26,220,000
Total capitalized costs	29,661,000	29,144,000	28,067,000
Accumulated amortization	(23,557,000)	(21,824,000)	(14,357,000)
Total capitalized costs, net	$ 6,104,000	7,320,000	13,710,000

	Year Ended December 31,
	2016	2015	2014
Costs incurred in oil and gas property
acquisitions, exploration and development:
Acquisition of properties	$ 470,000	$ 15,000	$ 413,000
Development costs	281,000	1,549,000	2,617,000
Total costs incurred	$ 751,000	$ 1,564,000	$ 3,030,000

	Year Ended December 31,
	2016	2015	2014
Results of operations from producing activities:
Sales of oil and gas	$ 3,320,000	$ 4,841,000	$ 11,688,000

Production costs	1,920,000	2,965,000	3,236,000
Amortization of oil and gas properties	1,038,000	2,351,000	1,771,000
Total production costs	2,958,000	5,316,000	5,007,000
Total net revenue	$ 362,000	$ (475,000)	$ 6,681,000

Year Ended December 31,
	2016	2015	2014
Sales price per equivalent Mcf	$ 3.76	$ 4.34	$ 9.17
Production costs per equivalent Mcf	$ 2.17	$ 2.66	$ 2.54
Amortization per equivalent Mcf	$ 1.17	$ 2.11	$ 1.39

	Year Ended December 31,
	2016	2015	2014
Results of operations from gas gathering
and equipment rental activities:
Revenue	$ 114,000	$ 141,000	$ 155,000
Operating expenses	46,000	32,000	49,000
Depreciation	13,000	13,000	6,000
Total costs	59,000	45,000	55,000
Total net revenue	$ 55,000	$ 96,000	$ 100,000

14. BUSINESS SEGMENTS

The Company's three business segments are (1) oil and gas exploration, acquisition, production and operations, (2) transportation and compression of natural gas, and (3) commercial real estate investment. Management has chosen to organize the Company into the three segments based on the products or services provided. The following is a summary of selected information for these segments for the three-year period ended December 31, 2016:

	Year Ended December 31,
	2016	2015	2014
Revenues: (1)
Oil and gas exploration, production	$ 3,735,000	$ 5,322,000	$ 12,169,000
and operations
Gas gathering, compression and	114,000	141,000	155,000
equipment rental
Real estate rental	314,000	230,000	240,000
	$ 4,163,000	$ 5,693,000	$ 12,564,000

	Year Ended December 31,
	2016	2015	2014
Depreciation, depletion, and
amortization expense:
Oil and gas exploration, production	$ 1,043,000	$ 2,365,000	$ 1,788,000
and operations
Impairment of oil and gas assets	695,000	5,116,000	-
Gas gathering, compression and	13,000	13,000	6,000
equipment rental
Real estate rental	48,000	48,000	52,000
	$ 1,799,000	$ 7,542,000	$ 1,846,000

	Year Ended December 31,
	2016	2015	2014
Income (loss) from operations:
Oil and gas exploration, production	$ 40,000	$ (5,159,000)	$ 7,097,000
and operations
Gas gathering, compression and	55,000	96,000	106,000
equipment rental
Real estate rental	91,000	(33,000)	(32,000)
	186,000	(5,096,000)	7,171,000
Corporate and other (2)	(1,515,000)	(681,000)	(3,966,000)
Consolidated net income (loss)	$ (1,329,000)	$ (5,777,000)	$ 3,205,000

	Year Ended December 31,
	2016	2015	2014
Identifiable assets net of DDA:
Oil and gas exploration, production
and operations	$ 6,139,000	$ 7,361,000	$ 13,722,000
Gas gathering, compression and
equipment rental	10,000	23,000	35,000
Real estate rental	1,418,000	1,465,000	1,512,000
	7,567,000	8,849,000	15,269,000
Corporate and other (3)	15,798,000	17,040,000	18,237,000
Consolidated total assets	$ 23,365,000	$ 25,889,000	$ 33,506,000

Note (1): All reported revenues are from external customers.

Note (2): Corporate and other includes general and administrative expenses,

other non-operating income and expense and income taxes.

Note (3): Corporate and other includes cash, accounts and notes receivable,

inventory, other property and equipment and intangible assets.

15. SUPPLEMENTARY INCOME STATEMENT INFORMATION

The following items were charged directly to expense:

	Year Ended December 31,
	2016	2015	2014
Maintenance and repairs	$ 12,000	$ 21,000	$ 40,000
Production taxes	127,000	190,000	582,000
Taxes, other than payroll and income taxes	8,000	35,000	48,000

16. QUARTERLY DATA (UNAUDITED)

The table below reflects selected quarterly information for the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$ 893,000	$ 1,356,000	$ 1,089,000	$ 1,177,000
Expense	(1,345,000)	(1,540,000)	(1,347,000)	(2,257,000)
Operating income (loss)	(452,000)	(184,000)	(258,000)	(1,080,000)
Current tax (provision) benefit	-	-	-	173,000
Deferred tax (provision) benefit	152,000	270,000	155,000	(105,000)
Net income (loss)	$ (300,000)	$ 86,000	$ (103,000)	$ (1,012,000)
Earnings (loss) per share of
common stock
Basic and diluted	$ (0.04)	$ 0.01	$ (0.01)	$ (0.15)

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$ 1,456,000	$ 1,496,000	$ 1,551,000	$ 1,441,000
Expense	(1,895,000)	(2,110,000)	(2,097,000)	(7,885,000)
Operating income (loss)	(439,000)	(614,000)	(546,000)	(6,444,000)
Current tax (provision) benefit	50,000	384,000	(262,000)	756,000
Deferred tax (provision) benefit	233,000	278,000	329,000	498,000
Net income (loss)	$ (156,000)	$ 48,000	$ (479,000)	$ (5,190,000)
Earnings (loss) per share of
common stock
Basic and diluted	$ (0.02)	$ 0.01	$ (0.07)	$ (0.75)

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$ 3,568,000	$ 3,893,000	$ 3,174,000	$ 2,573,000
Expense	(2,047,000)	(2,513,000)	(2,001,000)	(2,851,000)
Operating income (loss)	1,521,000	1,380,000	1,173,000	(278,000)
Current tax (provision) benefit	(216,000)	39,000	(136,000)	(213,000)
Deferred tax (provision) benefit	(290,000)	(100,000)	(107,000)	432,000
Net income (loss)	$ 1,015,000	$ 1,319,000	$ 930,000	$ (59,000)
Earnings (loss) per share of
common stock
Basic and diluted	$ 0.15	$ 0.19	$ 0.13	$ (0.01)

17. SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

The Company’s net proved oil and natural gas reserves as of December 31, 2016, 2015, and 2014, have been estimated by Company personnel.

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

The following reserve estimates were based on existing economic and operating conditions. Oil and natural gas prices for 2016, 2015, and 2014 were calculated using a 12-month average price, calculated as the un-weighted arithmetic average of the first-day-of-the month price for each month of each year. Operating costs, production and ad valorem taxes and future development costs were based on current costs with no escalation.

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

Changes in Estimated Quantities of Proved Oil and Gas Reserves (Unaudited):

Quantities of Proved Reserves:	Crude Oil Bbls	Natural Gas Mcf
Balance December 31, 2013	449,880	6,762,330
Sales of reserves in place	-	-
Acquired properties	8,910	-
Extensions and discoveries	10,240	69,870
Revisions of previous estimates *	24,544	747,239
Production	(89,068)	(739,948)
Balance December 31, 2014	404,506	6,839,491
Sales of reserves in place	-	(121,810)
Acquired properties	-	-
Extensions and discoveries	38,800	107,480
Revisions of previous estimates *	(93,559)	(2,054,712)
Production	(64,207)	(730,709)
Balance December 31, 2015	285,540	4,039,740
Sales of reserves in place	-	-
Acquired properties	65,520	118,030
Extensions and discoveries	17,150	4,670
Revisions of previous estimates *	(4,682)	262,897
Production	(50,248)	(582,348)
Balance December 31, 2016	313,280	3,842,989

* May also include divestitures, not only changes in engineering.

Proved Developed Reserves:
Balance December 31, 2014	404,506	6,839,491
Balance December 31, 2015	285,540	4,039,740
Balance December 31, 2016	313,280	3,842,989

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

Reserve estimates were prepared in accordance with standard Security and Exchange Commission guidelines. The future net cash flow for 2016, 2015, and 2014, was computed using a 12-month average price, calculated as the un-weighted arithmetic average of the first-day-of-the month price for each month of the year. Lease operating costs, compression, dehydration, transportation, ad valorem taxes, severance taxes, and federal income taxes were deducted. Costs and prices were held constant and were not escalated over the life of the properties. No deduction has been made for interest, or general corporate overhead. The annual discount of estimated future cash flows is defined, for use herein, as future cash flows discounted at 10% per year, over the expected period of realization.

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

	Year Ended December 31,
	2016	2015	2014
Future production revenue	$ 19,964,000	$ 21,230,000	$ 63,857,000
Future development costs	-	-	-
Future production costs	(10,801,000)	(10,989,000)	(27,073,000)
Future net cash flow before Federal income taxes	9,163,000	10,241,000	36,784,000
Future income taxes	(2,566,000)	(2,867,000)	(10,300,000)
Future net cash flows	6,597,000	7,374,000	26,484,000
Effect of 10% annual discounting	(574,000)	(368,000)	(4,266,000)
Standardized measure of discounted cash flows	$ 6,023,000	$ 7,006,000	$ 22,218,000

Changes in the standardized measure of discounted future net cash flows:

	Year Ended December 31,
	2016	2015	2014
Beginning of the year	$ 7,006,000	$ 22,218,000	$ 24,161,000
Sales of oil and gas, net of production costs	(1,332,000)	(1,785,000)	(8,041,000)
Net changes in prices and production costs	(662,000)	(16,505,000)	(969,000)
Extensions, discoveries, additions less related costs	271,000	937,000	345,000
Development costs incurred	267,000	1,474,000	2,490,000
Net changes in future development cost	-	-	(103,000)
Revisions of previous quantity estimates	(756,000)	(1,965,000)	1,474,000
Net change in purchase and sales of minerals in place	884,000	-	116,000
Accretion of discount	701,000	2,222,000	2,416,000
Net change in income taxes	(80,000)	1,516,000	(22,000)
Other	(276,000)	(1,106,000)	351,000
End of year	$ 6,023,000	$ 7,006,000	$ 22,218,000

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

SCHEDULE I I

	Balance	Costs & Expenses	Deductions	Ending Balance
Allowance for doubtful accounts

December 31, 2014	$15,000	$-	$-	$15,000

December 31, 2015	$15,000	$-	$-	$15,000

December 31, 2016	$15,000	$-	$-	$15,000

SCHEDULE III

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION

Initial Cost to Corporation					Total Cost
Description		Encumbrances	Land	Buildings	Subsequent to Acquist'n

Two story multi-tenant garden office building with sub-grade parking garage located in Dallas, Texas		(b)	$ 688,000	$ 1,298,000	$ 282,000

Gross amounts at which carried at close of year

Land	Buildings	Total	Accumulated Depreciation	Life on which Depreciation Calculated	Date Acquired

$ 688,000	$1,580,000	$ 2,268,000	$ 850,000	(a)	12/27/2004

Notes to Schedule III

(a) See Footnote 2 to the Financial Statements outlining depreciation methods and lives.

(b) None

(c) The reconciliation for investments in real estate and accumulated depreciation for the years ended December 31, 2016 are as follows

	Investments in Real Estate	Accumulated Depreciation
Balance, December 31, 2005	$ 1,986,000	$ 49,000
Acquisitions	210,000
Depreciation expense		71,000
Balance, December 31, 2006	2,196,000	120,000
Acquisitions	34,000
Depreciation expense		84,000
Balance, December 31, 2007	2,230,000	204,000
Acquisitions	38,000
Depreciation expense		96,000
Balance, December 31, 2008	2,268,000	300,000
Acquisitions

Depreciation expense		100,000
Balance, December 31, 2009	2,268,000	400,000
Acquisitions
Depreciation expense		101,000
Balance, December 31, 2010	2,268,000	501,000
Acquisitions
Depreciation expense		100,000
Balance, December 31, 2011	2,268,000	601,000
Acquisitions
Depreciation expense		51,000
Balance, December 31, 2012	2,268,000	652,000
Acquisitions
Depreciation expense		52,000
Balance, December 31, 2013	2,268,000	704,000
Acquisitions
Depreciation expense		52,000
Balance, December 31, 2014	2,268,000	756,000
Acquisitions
Depreciation expense		47,000
Balance, December 31, 2015	2,268,000	803,000
Acquisitions
Depreciation expense		47,000
Balance, December 31, 2016	2,268,000	850,000

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

Date: April 14, 2017

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

Date: April 14, 2017

By:/s/ Robert E. Corbin
Robert E. Corbin
Controller, Principal Financial and Accounting Officer

Exhibit 32

Certification Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of Spindletop Oil & Gas Co. (the “Company”), on Form 10-K for the year ended December 31, 2016 as filed with the Securities Exchange Commission on the date hereof (the “Report”), the undersigned Principal Executive Officer and Principal Financial and Accounting Officer of the Company, do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: April 14, 2017

By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

By:/s/ Robert E. Corbin
Robert E. Corbin
Controller, Principal Financial and
Accounting Officer

