Form 10-Q
period 2017-03-31
SPINDLETOP OIL & GAS CO
filed 2017-05-22
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value (Class)	6,936,269 (Outstanding at May 22, 2017)

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

FORM 10-Q
For the quarter ended March 31, 2017

Index to Consolidated Financial Statements and Schedules

Part I – Financial Information:	Page

Item 1. – Financial Statements

Consolidated Balance Sheets
March 31, 2017 (Unaudited) and December 31, 2016	4 – 5

Consolidated Statements of Operations (Unaudited)
Three Months Ended March 31, 2017 and 2016	6

Consolidated Statements of Cash Flow (Unaudited)
Three Months Ended March 31, 2017 and 2016	7

Notes to Consolidated Financial Statements	8

Item 2. – Management’s Discussion and Analysis of Financial
Condition and Results of Operations	8

Item 4. – Controls and Procedures	12

Part II – Other Information:

Item 6. – Exhibits	15

Part I - Financial Information

Item 1. - Financial Statements

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$ 11,606,000	$ 11,021,000
Restricted cash	363,000	363,000
Accounts receivable, trade	1,696,000	1,928,000
Income tax receivable	922,000	927,000
Total Current Assets	14,587,000	14,239,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	29,616,000	29,661,000
Rental equipment	406,000	406,000
Gas gathering system	115,000	115,000
Other property and equipment	296,000	296,000
	30,433,000	30,478,000
Accumulated depreciation and amortization	(24,522,000)	(24,329,000)
Total Property and Equipment	5,911,000	6,149,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,580,000	1,580,000
Accumulated depreciation	(862,000)	(850,000)
Total Real Estate Property	1,406,000	1,418,000

Other Assets
Deferred Income Tax Asset	167,000	-
Other long-term investments	1,550,000	1,550,000
Other	9,000	9,000
Total Other Assets	1,726,000	1,559,000
Total Assets	$ 23,630,000	$ 23,365,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS Co. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 5,423,000	$ 5,291,000
Total Current Liabilities	5,423,000	5,291,000

Noncurrent Liabilities
Asset retirement obligation	865,000	916,000
Total Noncurrent Liabilities	865,000	916,000

Deferred Income Tax Payable	-	18,000

Total Liabilities	6,288,000	6,225,000

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 6,936,269 shares outstanding at March 31, 2017 and at December 31, 2016.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury stock, at cost	(1,536,000)	(1,536,000)
Retained earnings	17,858,000	17,656,000
Total Shareholders' Equity	17,342,000	17,140,000
Total Liabilities and Shareholders' Equity	$ 23,630,000	$ 23,365,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended ,
	March 31 ,	March 31 ,
	2017	2016
Revenues
Oil and gas revenues	$ 1,057,000	$ 643,000
Revenue from lease operations	91,000	90,000
Gas gathering, compression, equipment rental	26,000	30,000
Real estate rental income	74,000	78,000
Interest Income	28,000	18,000
Other	18,000	34,000
Total Revenues	1,294,000	893,000

Expenses
Lease operations	319,000	247,000
Production taxes, gathering and marketing	124,000	100,000
Pipeline and rental operations	2,000	10,000
Real estate operations	32,000	39,000
Depreciation and amortization	205,000	253,000
ARO accretion expense	9,000	9,000
General and administrative	581,000	687,000
Total Expenses	1,272,000	1,345,000
Income (Loss) Before Income Tax	22,000	(452,000)

Current income tax provision	5,000	-
Deferred income tax (benefit)	(185,000)	(152,000)
Total income tax (benefit)	(180,000)	(152,000)
Net Income (Loss)	$ 202,000	$ (300,000)

Earnings (Loss) per Share of Common Stock
Basic and Diluted	$ 0.03	$ (0.04)

Weighted Average Shares Outstanding
Basic and Diluted	6,936,269	6,936,269

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2017	2016
Cash Flows from Operating Activities
Net Income (Loss)	$ 202,000	$ (300,000)
Reconciliation of net income (loss) to net cash
provided by operating activities
Depreciation and amortization	205,000	253,000
Accretion of asset retirement obligation	9,000	9,000
Changes in accounts receivable	232,000	142,000
Changes in income tax receivable	5,000	-
Changes in accts payable & accrued liabilities	132,000	(356,000)
Changes in deferred tax receivable	(167,000)	-
Changes in deferred tax payable	(18,000)	(152,000)
Net cash provided (used) for operating activities	600,000	(404,000)

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development	(15,000)	(23,000)
Refund of prepaid drilling costs	-	232,000
Net cash used for investing activities	(15,000)	209,000

Cash Flows from Financing Activities
Increase (decrease) in cash, cash equivalents, and restricted cash	585,000	(195,000)

Cash, cash equivalents, and restricted cash at beginning of period	11,384,000	12,845,000
Cash, cash equivalents, and restricted cash at end of period	$ 11,969,000	$ 12,650,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND ORGANIZATION

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended December 31, 2016, for further information.

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

Subsequent Events

The Company has evaluated subsequent events through the issuance date of this report of May 22, 2017.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the factors listed and described at Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2016 (the “Form 10-K”).

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

There could be adverse legislation which if passed, would significantly curtail our ability to attract investors and raise capital. Proposed changes in the Federal income tax laws which would eliminate or reduce the percentage depletion deduction and the deduction for intangible drilling and development costs for small independent producers, will significantly reduce the investment capital available to those in the industry as well as our Company. Lengthening the time to expense seismic costs will also have an adverse effect on our ability to explore and find new reserves.

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

Results of Operations

Three months ended March 31, 2017 compared to the three months ended March 31, 2016

Oil and gas revenues for the first quarter of 2017 were $1,057,000, as compared to $643,000 for the same period in 2016, an increase of approximately $414,000 or 64.39%.

Oil sales for the first three months of 2017 were approximately $682,000 compared to approximately $397,000 in the first quarter of 2016, an increase of approximately $285,000 or 71.79%. Of this net increase in oil sales, volumes for the first quarter of 2017 were approximately 12,500 bbls, compared to 9,000 bbls during the first quarter of 2016, an increase of approximately 3,500 bbls, or 38.89%.

Average oil prices received were $46.24 per bbl in the first quarter of 2017 compared to $30.62 per bbl in the first three months of 2016, an increase of approximately $15.62 per bbl or 51.01%.

Natural gas revenues for the first three months of 2017 were $375,000 compared to $246,000 for the same period in 2016, an increase of $129,000 or 52.44%. Natural gas sales volumes for the first quarter of 2017 were approximately 107,000 mcf compared to approximately 138,000 mcf during the first quarter of 2016, a decrease of approximately 31,000 mcf or 22.46%.

Average natural gas prices received were $2.25 per mcf in the first quarter of 2017 as compared to $1.34 per mcf in the first quarter of 2016, an increase of approximately $0.91 per mcf or 67.91%.

Revenues from lease operations was $91,000 in the first quarter of 2017 compared to $90,000 in the first quarter of 2016, an increase of approximately $1,000 or 1.11%. Revenues from lease operations are derived from field supervision charged to operated leases along with operator overhead charges to operated leases.

Revenues from gas gathering, compression and equipment rental for the first quarter of 2017 was $26,000 compared to $30,000 in the first quarter of 2016, a decrease of approximately $4,000 or 13.33%. This decrease is the result of lower gas volumes produced and transported through our gathering systems.

Real estate income was approximately $74,000 during the first quarter of 2017 compared to $78,000 for the first three months of 2016, a decrease of approximately $4,000, or 5.13%. This decrease was due to the loss of a tenant at the Company’s corporate office building effective March, 2017.

Interest income was approximately $28,000 during the first quarter of 2017, compared to approximately $18,000 during the same period in 2016, an increase of approximately $10,000 or 55.56%. Increase due to moving funds during the second half of 2016 to a bank paying higher interest rates. Interest income is derived from investments in both short-term and long-term certificates of deposit.

Other revenues for the first three months of 2017 were approximately $18,000 as compared to $34,000 for the same time period in 2016, a decrease of $16,000, or 47.06%. The reduction is due in part to the timing of a negotiated settlement in 2016.

Lease operating expenses in the first quarter of 2017 were $319,000 as compared to $247,000 in the first quarter of 2016, a net increase of approximately $72,000, or 29.15%.  Of this net increase, approximately $6,000 is due to increases in operating expenses billed by third-party operators on non-operated properties. An increase of approximately $37,000 was due to workover expenses between the two periods and approximately $28,000 were operating expenses for new wells. The remaining increase of approximately $1,000 represents net overall increases and decrease in well expenditures on various properties.

Production taxes, gathering and marketing expenses in the first quarter of 2017 were approximately $124,000 as compared to $100,000 for the first quarter of 2016, an increase of approximately $24,000 or 24.0%.  These increases related directly to the increases in oil and gas revenues as described in the above paragraphs.

Pipeline and rental expenses for the first quarter of 2017 were approximately $2,000 compared to approximately $10,000 for the same time period in 2016, a decrease of $8,000, or 80.0%. The decrease in 2017 is due to non-recurring repair and maintenance expenses in the first quarter of 2016.

Real estate expenses in the first quarter of 2017 was approximately $32,000 compared to $39,000 during the same period in 2016, a decrease of approximately $7,000 or 17.95%. The primary reason for the current period decrease is due to payment of an annual insurance payment made in the first quarter of 2016, which has not yet been paid in 2017. There have also been other reductions in operating expenses for the period.

Depreciation, depletion, and amortization expense for the first quarter of 2017 was $205,000 as compared to $253,000 for the first quarter of 2016, a decrease of $48,000, or 18.97%. For the first quarter of 2017, $190,000 of the amount was for amortization of the full cost pool of capitalized acquisition, exploration, and development costs as compared with $236,000 for the first quarter of 2016, a decrease of $46,000 or 19.49%. The Company re-evaluated its proved oil and gas reserve quantities as of December 31, 2016. This re-evaluated reserve base was reduced for oil and gas reserves that were produced or sold during the quarter and adjusted for newly acquired reserves or for changes in estimated production curves and future price assumptions. A depletion rate of 3.186% for the first quarter of 2017 was calculated and applied to the Company’s full cost pool of capitalized oil and gas properties as compared to 3.350% for the first quarter of 2016. The depletion rate for the first quarter of 2017 is less than the depletion rate for the same period in 2016, and is applied to a smaller undepleted full cost pool which was reduced by an impairment charge of $695,000 at December 31, 2016, and $5,116,000 at December 31, 2015.

Asset Retirement Obligation (“ARO”) expense for the first three months of 2017 was approximately $9,000 as compared to approximately $9,000 for the same time period in 2016. The ARO expense is calculated to be the discounted present value of the estimated future cost to plug and abandon the Company’s producing wells.

General and administrative expenses for the first quarter of 2017 were approximately $581,000 as compared to approximately $687,000 for the first quarter of 2016, a decrease of approximately $106,000 or 15.43%. The decrease is due to the fewer number of personnel employed by the Company during the first quarter of 2017 as compared to the number of employees during the same period in 2016. This reduction in personnel caused the reduction in related salary, payroll taxes, benefits and other direct employee costs.

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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Part II - Other Information

Item 5. – Other Information

Part II – Other Information

Oklahoma

Subsequent to quarter end, effective January 1, 2017, the Company divested its non-operated working interest of 18.29295% with a net revenue interest of 13.72905% in the Sweetin #1-12 well in Pittsburg County, Oklahoma.

Montana

Subsequent to quarter end, the Company divested its non-operated working interests of 7.403125% with net revenue interests of 5.9225% in the Hage #44-20, Consolidated State 42-2-, and Consolidated State 1 SWD wells in Roosevelt County, Montana.

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

SPINDLETOP OIL & GAS CO.
(Registrant)

Date: May 22, 2017	By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

Date: May 22, 2017	By:/s/ Michelle H. Mazzini
Michelle H. Mazzini
Vice President, Secretary

Date: May 22, 2017	By:/s/ Robert E. Corbin
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

Date: May 22, 2017

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

Date: May 22, 2017

By:/s/ Robert E. Corbin
Robert E. Corbin
Controller, Principal Financial and
Accounting Officer

Exhibit 32.1

Certification Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Spindletop Oil & Gas Co. (the “Company”), on Form 10-Q for the quarter ended March 31, 2017 as filed with the Securities Exchange Commission on the date hereof (the “Report”), the undersigned Principal Executive Officer and Principal Financial and Accounting Officer of the Company, do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: May 22, 2017

By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

By:/s/ Robert E. Corbin
Robert E. Corbin
Controller, Principal Financial and
Accounting Officer

