Form 10-Q
period 2017-06-30
SPINDLETOP OIL & GAS CO
filed 2017-08-14
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value (Class)	6,936,269 (Outstanding at Aug 14, 2017)

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

FORM 10-Q

For the quarter ended June 30, 2017

Index to Consolidated Financial Statements and Schedules

Part I – Financial Information:	Page

Item 1. – Financial Statements

Consolidated Balance Sheets
June 30, 2017 (Unaudited) and December 31, 2016	4 - 5

Consolidated Statements of Operations (Unaudited)
Six Months Ended June 30, 2017 and 2016, and	6
Three Months Ended June 30, 2017 and 2016

Consolidated Statements of Cash Flow (Unaudited)
Six Months Ended June 30, 2017 and 2016	7

Notes to Consolidated Financial Statements	8

Item 2. – Management’s Discussion and Analysis of Financial
Condition and Results of Operations	8

Item 4. – Controls and Procedures	13

Part II – Other Information:

Item 5. – Other Information	14

Item 6. – Exhibits	15

Part I - Financial Information

Item 1. - Financial Statements

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$ 11,649,000	$ 11,021,000
Restricted cash	363,000	363,000
Accounts receivable, trade	2,018,000	1,928,000
Income tax receivable	946,000	927,000
Total Current Assets	14,976,000	14,239,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	29,612,000	29,661,000
Rental equipment	406,000	406,000
Gas gathering system	115,000	115,000
Other property and equipment	296,000	296,000
	30,429,000	30,478,000
Accumulated depreciation and amortization	(24,772,000)	(24,329,000)
Total Property and Equipment	5,657,000	6,149,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,580,000	1,580,000
Accumulated depreciation	(874,000)	(850,000)
Total Real Estate Property	1,394,000	1,418,000

Other Assets
Deferred Income Tax Asset	416,000	-
Other long-term investments	1,550,000	1,550,000
Other	9,000	9,000
Total Other Assets	1,975,000	1,559,000
Total Assets	$ 24,002,000	$ 23,365,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

	June 30,	December 31,
	2017	2016
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 5,708,000	$ 5,291,000
Total Current Liabilities	5,708,000	5,291,000

Noncurrent Liabilities
Asset retirement obligation	814,000	916,000
Total Noncurrent Liabilities	814,000	916,000

Deferred Income Tax Payable	-	18,000

Total Liabilities	6,522,000	6,225,000

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 6,936,269 shares outstanding at June 30, 2017 and at December 31, 2016.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury stock, at cost	(1,536,000)	(1,536,000)
Retained earnings	17,996,000	17,656,000
Total Shareholders' Equity	17,480,000	17,140,000
Total Liabilities and Shareholders' Equity	$ 24,002,000	$ 23,365,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
Revenues
Oil and gas revenues	$ 2,088,000	$ 1,549,000	$ 1,031,000	$ 906,000
Revenues from lease operations	184,000	196,000	93,000	106,000
Gas gathering, compression, equipment rental	64,000	69,000	38,000	39,000
Real estate rental revenue	147,000	156,000	73,000	78,000
Interest Income	71,000	38,000	43,000	20,000
Other revenues	67,000	241,000	49,000	207,000
Total Revenues	2,621,000	2,249,000	1,327,000	1,356,000

Expenses
Lease operating expenses	681,000	571,000	362,000	324,000
Production taxes, gathering and marketing expenses	232,000	226,000	108,000	126,000
Pipeline and rental expenses	12,000	26,000	10,000	16,000
Real estate expenses	63,000	71,000	31,000	32,000
Depreciation and amortization expenses	466,000	649,000	261,000	396,000
ARO accretion expense	18,000	17,000	9,000	8,000
General and administrative expenses	1,242,000	1,325,000	661,000	638,000
Total Expenses	2,714,000	2,885,000	1,442,000	1,540,000
Loss before income tax	(93,000)	(636,000)	(115,000)	(184,000)

Current income tax provision (benefit)	1,000	-	(4,000)	-
Deferred income tax benefit	(434,000)	(422,000)	(249,000)	(270,000)
Total income tax benefit	(433,000)	(422,000)	(253,000)	(270,000)
Net Income (Loss)	$ 340,000	$ (214,000)	$ 138,000	$ 86,000

Earnings (Loss) per Share of Common Stock
Basic and Diluted	$ 0.05	$ (0.03)	$ 0.02	$ 0.01

Weighted Average Shares Outstanding
Basic and Diluted	6,936,269	6,936,269	6,936,269	6,936,269

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2017	2016
Cash Flows from Operating Activities
Net Income (Loss)	$ 340,000	$ (214,000)
Reconciliation of net income (loss) to net cash
provided by operating activities
Depreciation and amortization	466,000	649,000
Accretion of asset retirement obligation	18,000	17,000
Changes in accounts receivable	(90,000)	(33,000)
Changes in income tax receivable	(19,000)	-
Changes in accts payable and accrued liabilities	417,000	(452,000)
Changes in deferred income tax asset	(416,000)	-
Changes in deferred Income tax payable	(18,000)	(422,000)
Other	-	(2,000)
Net cash provided (used) for operating activities	698,000	(457,000)

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development	(70,000)	(833,000)
Refund of prepaid drilling costs not spent	-	232,000
Net cash (used) for investing activities	(70,000)	(601,000)

Increase (decrease) in cash, cash equivalents, and restricted cash	628,000	(1,058,000)

Cash, cash equivalents, and restricted cash at beginning of period	11,384,000	12,845,000
Cash, cash equivalents, and restricted cash at end of period	$ 12,012,000	$ 11,787,000

Income taxes paid in cash	$ 20,000	$ -

The accompanying notes are an integral part of these statements.
7

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND ORGANIZATION

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended December 31, 2016 for further information.

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

Subsequent Events

Management has evaluated subsequent events through August 14, 2017, the date on which the financial statements were available to be issued.

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

Results of Operations

Six months ended June 30, 2017 compared to six months ended June 30, 2016

Oil and gas revenues for the first six months of 2017 were $2,088,000, as compared to $1,549,000 for the same period in 2016, an increase of approximately $539,000 or 34.8%.

Natural gas revenue for the first six months of 2017 was $763,000 compared to $526,000 for the same period in 2016, an increase of approximately $237,000, or 45.06%. Natural gas sales volumes for the first six months of 2017 were approximately 261,000 mcf compared to approximately 297,000 mcf during the first six months of 2016, a decrease of approximately 36,000 mcf or 12.2%.

Average natural gas prices received were $2.88 per mcf in the first six months of 2017 as compared to $1.57 per mcf in the same time period in 2016, an increase of approximately $1.31 per mcf or 83.4%.

Oil sales for the first six months of 2017 were approximately $1,325,000 compared to approximately $1,023,000 for the first six months of 2016, an increase of approximately $302,000 or 29.5%. Oil sales volumes for the first six months of 2017 were approximately 26,300, compared to approximately 25,600 bbls during the same period in 2016, an increase of approximately 700 bbls, or 2.7%.

Average oil prices received were $46.33 per bbl in the first half of 2017 compared to $31.43 per bbl in the first half of 2016, an increase of approximately $14.90 per bbl or 47.4%.

Revenues from lease operations were $184,000 in the first six months of 2017 compared to $196,000 in the first six months of 2016, a decrease of approximately $12,000 or 6.2%. This decrease is due primarily to a decrease in field supervision charges due to some operated wells that were shut-in.

Revenues from gas gathering, compression and equipment rental for the first six months of 2017 were $64,000 compared to $69,000 for the same period in 2016, a decrease of $5,000 or 7.3%.

Real estate revenue was approximately $147,000 during the first six months of 2017 compared to $156,000 for the first six months of 2016, a decrease of approximately $9,000, or 5.8%. This decrease is due to the loss of a tenant at the Company’s corporate office building effective March, 2017.

Interest income was $71,000 during the first six months of 2017 as compared to $38,000 during the same period in 2016, an increase of approximately $33,000 or 86.8%. This increase was due to moving funds during the second half of 2016 to a bank paying higher interest rates. Interest income is derived from investments in both short-term and long-term certificates of deposit as well as money market accounts at banks.

Other revenues for the first six months of 2017 were $67,000 as compared to $241,000 for the same time period in 2016, a decrease of $174,000 or 72,2%. The reduction in 2017 is due in part to the timing of a negotiated settlement in 2016 as well as to the recognition of fees earned under a drilling venture during 2016.

Lease operating expenses in the first six months of 2017 were $681,000 as compared to $571,000 in the first six months of 2016, a net increase of $110,000, or 19.3%. Approximately $20,000 of the increase is due to operating expenses billed by third-party operators on non-operated properties. There was an approximate $2,000 decrease in expenses due to several non-operated wells that were either divested or plugged during 2016 and an increase in workovers of approximately $63,000. An increase of approximately $28,000 is due to operating expenses for new wells drilled or acquired in the last half of 2016. The remaining represents net increases and decreases on various properties due to general price fluctuations and levels of operation activity.

Production taxes, gathering and marketing expenses in the first six months of 2017 were approximately $232,000 as compared to $226,000 for the first six months of 2016, an increase of approximately $6,000, or 2.7%.

Pipeline and rental expenses for the first six months of 2017 were $12,000 compared to $26,000 for the same time period in 2016, a decrease of $14,000, or 53.9%. This change is primarily due to repairs and maintenance expenses made in 2016.

Real estate expenses in the first six months of 2017 were approximately $63,000 compared to $71,000 during the same period in 2016, a decrease of approximately $8,000 or 11.3%. This decrease is due primarily to lower utilities, maintenance and repair expenses.

Depreciation, depletion, and amortization expenses for first six months of 2017 were $466,000 as compared to $649,000 for the same period in 2016, a decrease of $183,000, or 28.2%. $437,000 of the amount for the first six months of 2017 was for amortization of the full cost pool of capitalized costs compared to $615,000 for the same period of 2016, a decrease of $178,000 or 28.9%. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31, 2016. This re-evaluated reserve base was adjusted for the first six months as of June 30, 2017 by estimating variances in average prices of oil and natural gas that occurred during the period, adding estimated quantities of oil and natural gas reserves acquired during the period, and deducting oil and natural gas reserves that were produced or sold during the period. A depletion rate of 3.186% for the first quarter of 2017 and a depletion rate of 4.130% for the second quarter of 2017 was calculated and applied to the Company’s full cost pool of capitalized oil and natural gas properties compared to rates of 3.350% and 4.481% for the first two quarters of 2016 respectively.

Asset Retirement Obligation (“ARO”) expense for the first six months of 2017 was approximately $18,000 as compared to approximately $17,000 for the same time period in 2016, an increase of approximately $1,000 or 5.9%. This increase is due to a recalculation of the estimated present value to plug producing properties compared to the estimate made in the previous year. This recalculation was made after the Company re-evaluated its proved oil and natural gas reserves at the end of 2016.

General and administrative expenses for the first six months of 2017 were approximately $1,242,000 as compared to approximately $1,325,000 for the same time period of 2016, a decrease of approximately $83,000 or 6.3%.

Three months ended June 30, 2017 compared to three months ended June 30, 2016

Oil and natural gas revenues for the three months ended June 30, 2017 were $1,031,000, compared to $906,000 for the same time period in 2016, an increase of $125,000, or 13.8%.

Natural gas revenues for the second quarter of 2017 were $388,000 compared to $280,000 for the same period in 2016, an increase of $108,000 or 38.6%. Natural gas volumes sold for the second quarter of 2017 were approximately 135,000 mcf compared to approximately 155,000 mcf during the same period of 2016, a decrease of approximately 20,000 mcf, or 12.9%.

Average natural gas prices received were approximately $2.79 per mcf in the second quarter of 2017 as compared to approximately $1.77 per mcf during the same period in 2016, an increase of approximately $1.02 or 57.6%.

Oil sales for the second quarter of 2017 were approximately $643,000 compared to approximately $626,000 for the same period of 2016, an increase of approximately $17,000 or 2.7%. Oil volumes sold for the second quarter of 2017 were approximately 18,100 bbls compared to approximately 15,300 bbls during the same period of 2016, an increase of approximately 2,800 bbl or 18.3%.

Average oil prices received were approximately $44.42 per bbl in the second quarter of 2017 compared to $38.02 per bbl during the same period of 2016, an increase of approximately $6.40 per bbl, or 16.8%.

Revenues from lease operations for the second quarter of 2017 were approximately $93,000 compared to approximately $106,000 for the second quarter of 2016, a decrease of approximately $13,000 or 12.3%. This decrease is due to a reduction in the number of operated wells that were disposed of or that were shut-in.

Revenues from gas gathering, compression and equipment rental for the second quarter of 2017 were approximately $38,000, compared to approximately $39,000 for the same period in 2016, a decrease of approximately $1,000 or 2.6%.

Real estate revenue was approximately $73,000 during the second quarter of 2017 compared to $78,000 for the same time period of 2016, a decrease of approximately $5,000 or 6.4%. This decrease is due to the loss of a tenant at the Company’s corporate office building effective March 31, 2017.

Interest income for the second quarter of 2017 was approximately $43,000 as compared with approximately $20,000 for the same period in 2016, an increase of approximately $23,000 or 115.0%. This increase was due to moving funds during the second half of 2016 to a bank paying higher interest rates. Interest income is derived from investments in both short-term and long-term certificates of deposit as well as money market accounts at banks.

Other revenues for second quarter of 2017 were approximately $49,000 as compared with approximately $207,000 for the same period in 2016, a decrease of approximately $158,000 or 76.3%. The reduction in 2017 is due in part to the timing of a negotiated settlement in 2016 as well as to the recognition of fees earned under a drilling venture during 2016.

Lease operating expenses in the second quarter of 2017 were $362,000 as compared to $324,000 in the second quarter of 2016, a net increase of approximately $38,000, or 11.7%.  Approximately $12,000 of the increase is due to operating expenses billed by third-party operators on non-operated properties. There was an approximate $1,000 decrease in expenses due to several wells that were either divested or plugged during 2016. There was an increase in workovers of approximately $44,000 and an increase of approximately $12,000 due to new wells drilled or acquired during the second half of 2016. Approximately $29,000 represents net decreases on various properties due to general price fluctuations and levels of operation activity.

Production taxes, gathering, transportation and marketing expenses for the second quarter of 2017 were approximately $108,000 as compared to $126,000 during the second quarter of 2016, a net decrease of approximately $18,000 or 14.3%.

Pipeline and rental expenses for the second quarter of 2017 were $10,000 compared to $16,000 for the same time period in 2016, a decrease of $6,000 or 37.5%. This change is primarily due to repairs and maintenance expenses made in 2016.

Real estate expenses during the second quarter 2017 were approximately $31,000 compared to approximately $32,000 for the same period in 2016, a decrease of approximately $1,000 or 3.1%.

Depreciation, depletion, and amortization expenses for the second quarter of 2017 were $261,000 as compared to $396,000 for the same period in 2016, a decrease of $135,000, or 34.1%. $247,000 of the amount for the second quarter of 2017 was for amortization of the full cost pool of capitalized costs compared to $379,000 for the second quarter of 2016, a decrease of $132,000 or 34.8%. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31, 2016. This re-evaluated reserve base was adjusted for the first six months as of June 30, 2017 by estimating variances in average prices of oil and natural gas that occurred during the period, adding estimated quantities of oil and natural gas reserves acquired during the period, and deducting oil and natural gas reserves that were produced or sold during the period. A depletion rate of 3.186% for the first quarter of 2017 and a depletion rate of 4.130% for the second quarter of 2017 was calculated and applied to the Company’s full cost pool of capitalized oil and natural gas properties compared to rates of 3.350% and 4.481% for the first two quarters of 2016 respectively.

Asset Retirement Obligation (“ARO”) expense for the second quarter of 2017 was approximately $9,000 as compared to approximately $8,000 for the same time period in 2016, an increase of approximately $1,000 or 12.5%. This increase is due to a recalculation of the estimated present value to plug producing properties compared to the estimate made in the previous year. This recalculation was made after the Company re-evaluated its proved oil and natural gas reserves at the end of 2016.

General and administrative expenses for the second quarter of 2017 were $661,000 compared to $638,000 for the same period in 2016, an increase of approximately $23,000 or 3.6%.

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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Part II – Other Information

Item 5. – Other Information

Oklahoma

During the 2nd Quarter of 2017, the Company completed the divestiture of its non-operated interest in the Sweetin #1-12 well along with associated leasehold acreage in Pittsburg County, Oklahoma.

During the 2nd Quarter of 2017, the Company divested its non-operated interest in the Crowley #1-30 well and its interest in the Peters #1-30 well along with associated leasehold acreage located in Canadian County, Oklahoma. The Company is pursuing Section 1031-Like Kind Exchange treatment for the proceeds from this transaction and has not calculated the income tax implications of the divestiture.

Montana

During the 2nd Quarter of 2017, the Company completed the divestiture of its non-operated interests in the Hage #44-20, Consolidated State 42-20, and Consolidated State 1 SWD wells along with associated leasehold acreage located in Roosevelt County, Montana.

North Dakota

During the 2nd Quarter of 2017, the Company completed the divestiture of its non-operated interest in the East Rough Rider (Madison) Unit along with associated leasehold acreage, in McKenzie County, North Dakota.

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

SPINDLETOP OIL & GAS CO.

(Registrant)

Date: August 14, 2017 By: /s/ Chris G. Mazzini

Chris G. Mazzini

President, Principal Executive Officer

Date: August 14, 2017 By: /s/ Michelle H. Mazzini

Michelle H. Mazzini

Vice President, Secretary

Date: August 14, 2017 By: /s/ Robert E. Corbin

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

Dated: August 14, 2017

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

Dated: August 14, 2017

/s/ Robert E. Corbin

ROBERT E. CORBIN

Controller, Principal Financial and

Accounting Officer

Exhibit 32.1

Certification Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Spindletop Oil & Gas Co. (the “Company”), on Form 10-Q for the quarter ended June 30, 2017 as filed with the Securities Exchange Commission on the date hereof (the “Report”), the undersigned Principal Executive Officer and Principal Financial and Accounting Officer of the Company, do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: August 14, 2017

/s/ Chris G. Mazzini

CHRIS G. MAZZINI

President, Principal Executive Officer

/s/ Robert E. Corbin

ROBERT E. CORBIN

Controller, Principal Financial and

Accounting Officer

