Form 10-Q
period 2017-09-30
SPINDLETOP OIL & GAS CO
filed 2017-11-14
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value (Class)	6,936,269 (Outstanding at November 14, 2017)

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

FORM 10-Q

For the quarter ended September 30, 2017

Index to Consolidated Financial Statements and Schedules

Part I – Financial Information:	Page

Item 1. – Financial Statements

Consolidated Balance Sheets
September 30, 2017 (Unaudited) and December 31, 2016	4 - 5

Consolidated Statements of Operations (Unaudited)
Nine Months Ended September 30, 2017 and 2016, and	6
Three Months Ended September 30, 2017 and 2016

Consolidated Statements of Cash Flow (Unaudited)
Nine Months Ended September 30, 2017 and 2016	7

Notes to Consolidated Financial Statements	8

Item 2. – Management’s Discussion and Analysis of Financial
Condition and Results of Operations	8

Item 4. – Controls and Procedures	13

Part II – Other Information:

Item 5. – Other Information	14

Item 6. – Exhibits	15

Part I - Financial Information

Item 1. - Financial Statements

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$ 12,390,000	$ 11,021,000
Restricted cash	363,000	363,000
Accounts receivable, trade	2,156,000	1,928,000
Income tax receivable	193,000	927,000
Total Current Assets	15,102,000	14,239,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	29,648,000	29,661,000
Rental equipment	406,000	406,000
Gas gathering system	115,000	115,000
Other property and equipment	296,000	296,000
	30,465,000	30,478,000
Accumulated depreciation and amortization	(25,033,000)	(24,329,000)
Total Property and Equipment	5,432,000	6,149,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,580,000	1,580,000
Accumulated depreciation	(886,000)	(850,000)
Total Real Estate Property	1,382,000	1,418,000

Other Assets
Deferred Income Tax Asset	703,000	-
Other long-term investments	1,550,000	1,550,000
Other	9,000	9,000
Total Other Assets	2,262,000	1,559,000
Total Assets	$ 24,178,000	$ 23,365,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - (Continued)

	September 30,	December 31,
	2017	2016
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 5,688,000	$ 5,291,000
Total Current Liabilities	5,688,000	5,291,000

Noncurrent Liabilities
Asset retirement obligation	765,000	916,000
Total Noncurrent Liabilities	765,000	916,000

Deferred Income Tax Payable	-	18,000

Total Liabilities	6,453,000	6,225,000

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 6,936,269 shares outstanding at September 30, 2017 and at December 31, 2016.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury stock, at cost	(1,536,000)	(1,536,000)
Retained earnings	18,241,000	17,656,000
Total Shareholders' Equity	17,725,000	17,140,000
Total Liabilities and Shareholders' Equity	$ 24,178,000	$ 23,365,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
Revenues
Oil and gas revenues	$ 3,067,000	$ 2,404,000	$ 979,000	$ 855,000
Revenues from lease operations	279,000	292,000	95,000	96,000
Gas gathering, compression, equipment rental	86,000	97,000	22,000	28,000
Real estate rental revenue	217,000	233,000	70,000	77,000
Interest Income	125,000	61,000	54,000	23,000
Other revenues	121,000	251,000	54,000	10,000
Total Revenues	3,895,000	3,338,000	1,274,000	1,089,000

Expenses
Lease operating expenses	1,073,000	927,000	392,000	356,000
Production taxes, gathering and marketing expenses	313,000	305,000	81,000	79,000
Pipeline and rental expenses	34,000	29,000	22,000	3,000
Real estate expenses	99,000	110,000	36,000	39,000
Depreciation and amortization expenses	740,000	928,000	274,000	279,000
ARO accretion expense	27,000	26,000	9,000	9,000
General and administrative expenses	1,745,000	1,907,000	503,000	582,000
Total Expenses	4,031,000	4,232,000	1,317,000	1,347,000
Loss before income tax	(136,000)	(894,000)	(43,000)	(258,000)

Current income tax benefit	-	-	(1,000)	-
Deferred income tax benefit	(721,000)	(577,000)	(287,000)	(155,000)
Total income tax benefit	(721,000)	(577,000)	(288,000)	(155,000)
Net Income (Loss)	$ 585,000	$ (317,000)	$ 245,000	$ (103,000)

Earnings (loss) per Share of Common Stock
Basic and Diluted	$ 0.08	$ (0.05)	$ 0.04	$ (0.01)

Weighted Average Shares Outstanding
Basic and Diluted	6,936,269	6,936,269	6,936,269	6,936,269

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2017	2016
Cash Flows from Operating Activities
Net Income (Loss)	$ 585,000	$ (317,000)
Reconciliation of net income (loss) to net cash
provided by operating activities
Depreciation and amortization	740,000	928,000
Accretion of asset retirement obligation	27,000	26,000
Changes in accounts receivable	(228,000)	(307,000)
Changes in income tax receivable	734,000	-
Changes in accts payable and accrued liabilities	397,000	(147,000)
Changes in deferred income tax asset	(703,000)	(87,000)
Changes in deferred Income tax payable	(18,000)	(490,000)
Other	-	(3,000)
Net cash provided (used) for operating activities	1,534,000	(397,000)

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development	(165,000)	(929,000)
Refund of prepaid drilling costs not spent	-	232,000
Net cash (used) for investing activities	(165,000)	(697,000)

Increase (decrease) in cash, cash equivalents, and restricted cash	1,369,000	(1,094,000)

Cash, cash equivalents, and restricted cash at beginning of period	11,384,000	12,845,000
Cash, cash equivalents, and restricted cash at end of period	$ 12,753,000	$ 11,751,000

Income taxes paid in cash	$ 20,000	$ -

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

Subsequent Events

Management has evaluated subsequent events through November 14, 2017, the date on which the financial statements were available to be issued.

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

Results of Operations

Nine months ended September 30, 2017 compared to Nine months ended September 30, 2016

Oil and gas revenues for the first nine months of 2017 were $3,067,000, as compared to $2,404,000 for the same period in 2016, an increase of approximately $663,000 or 27.6%.

Natural gas revenue for the first nine months of 2017 was $1,158,000 compared to $820,000 for the same period in 2016, an increase of approximately $338,000, or 41.2%. Natural gas sales volumes for the first nine months of 2017 were approximately 406,000 mcf compared to approximately 423,000 mcf during the first nine months of 2016, a decrease of approximately 17,000 mcf or 4.0%.

Average natural gas prices received were $2.85 per mcf in the first nine months of 2017 as compared to $1.80 per mcf in the same time period in 2016, an increase of approximately $1.05 per mcf or 58.3%.

Oil sales for the first nine months of 2017 were approximately $1,909,000 compared to approximately $1,584,000 for the first nine months of 2016, an increase of approximately $325,000 or 20.5%. Oil sales volumes for the first nine months of 2017 were approximately 43,100, compared to approximately 37,700 bbls during the same period in 2016, an increase of approximately 5,400 bbls, or 14.3%.

Average oil prices received were $45.01 per bbl in the first nine months of 2017 compared to $35.39 per bbl in the first nine months of 2016, an increase of approximately $9.62 per bbl or 27.2%.

Revenues from lease operations were $279,000 in the first nine months of 2017 compared to $292,000 in the first nine months of 2016, a decrease of approximately $13,000 or 4.5%. This decrease is due primarily to a decrease in field supervision charges caused by a reduction in the number of operated wells.

Revenues from gas gathering, compression and equipment rental for the first nine months of 2017 were $86,000 compared to $97,000 for the same period in 2016, a decrease of approximately $11,000 or 11.34%. This decrease is due primarily to the lower volumes of gas that were transported.

Real estate rental revenue was approximately $217,000 during the first nine months of 2017 compared to $233,000 for the first nine months of 2016, a decrease of approximately $16,000, or 6.9%. This net decrease is due to changes in leases for tenants at the Company’s corporate office building.

Interest income was $125,000 during the first nine months of 2017 as compared to $61,000 during the same period in 2016, an increase of approximately $64,000 or 104.9%. Interest income is derived from investments in both short-term and long-term certificates of deposit as well as money market accounts at banks. This increase was due to receipt of higher interest rates.

Other revenues for the first nine months of 2017 were $121,000 as compared to $251,000 for the same time period in 2016, a decrease of $130,000 or 51.8%. The reduction in 2017 is due in part to the timing of a negotiated settlement in 2016 as well as to the recognition of fees earned under a drilling venture during 2016.

Lease operating expenses in the first nine months of 2017 were $1,073,000 as compared to $927,000 in the first nine months of 2016, a net increase of $146,000, or 15.8%. The increase is due in part to an increase in operating expenses billed by third-party operators on non-operated properties, an increase in workover expenses, general price fluctuations, and levels of operation activity.

Production taxes, gathering and marketing expenses in the first nine months of 2017 were approximately $313,000 as compared to $305,000 for the first nine months of 2016, an increase of approximately $8,000, or 2.6%.

Pipeline and rental expenses for the first nine months of 2017 were $34,000 compared to $29,000 for the same time period in 2016, an increase of $5,000, or 17.2%.

Real estate expenses in the first nine months of 2017 were approximately $99,000 compared to $110,000 during the same period in 2016, a decrease of approximately $11,000 or 10%. This decrease is due primarily to lower utilities, maintenance and repair expenses.

Depreciation, depletion, and amortization expenses for first nine months of 2017 were $740,000 as compared to $928,000 for the same period in 2016, a decrease of $188,000, or 20.1%. $696,000 of the amount for the first nine months of 2017 was for amortization of the full cost pool of capitalized costs compared to $878,000 for the same period of 2016, a decrease of $182,000 or 20.7%. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31, 2016. This re-evaluated reserve base was adjusted for the first nine months as of September 30, 2017 by estimating variances in average prices of oil and natural gas that occurred during the period, adding estimated quantities of oil and natural gas reserves acquired during the period, and deducting oil and natural gas reserves that were produced or sold during the period. A depletion rate of 3.186% for the first quarter of 2017, a depletion rate of 4.130% for the second quarter, and a depletion rate of 4.295% for the third quarter of 2017 was calculated and applied to the Company’s full cost pool of capitalized oil and natural gas properties compared to rates of 3.350%, 4.481%, and 3.228% for the first three quarters of 2016 respectively.

Asset Retirement Obligation (“ARO”) expense for the first nine months of 2017 was approximately $27,000 as compared to approximately $26,000 for the same time period in 2016, an increase of approximately $1,000 or 3.9%. This increase is due to a recalculation of the estimated present value to plug producing properties compared to the estimate made in the previous year. This recalculation was made after the Company re-evaluated its proved oil and natural gas reserves at the end of 2016.

General and administrative expenses for the first nine months of 2017 were approximately $1,745,000 as compared to approximately $1,907,000 for the same time period of 2016, a decrease of approximately $162,000 or 8.5%. This decrease is due primarily to a reduction in the number of personnel employed by the Company during 2016 and to date during 2017, along with related reductions in salary, payroll taxes, benefits and other direct employee expenses.

Three months ended September 30, 2017 compared to three months ended September 30, 2016

Oil and natural gas revenues for the three months ended September 30, 2017 were $979,000, compared to $855,000 for the same time period in 2016, an increase of $124,000, or 14.5%.

Natural gas revenues for the third quarter of 2017 were $395,000 compared to $294,000 for the same period in 2016, an increase of $101,000 or 34.4%. Natural gas volumes sold for the third quarter of 2017 were approximately 145,000 mcf compared to approximately 136,000 mcf during the same period of 2016, an increase of approximately 9,000 mcf, or 6.6%.

Average natural gas prices received were approximately $2.83 per mcf in the third quarter of 2017 as compared to approximately $2.25 per mcf during the same period in 2016, an increase of approximately $0.58 or 25.8%.

Oil sales for the third quarter of 2017 were approximately $584,000 compared to approximately $561,000 for the same period of 2016, an increase of approximately $23,000 or 4.1%. Oil volumes sold for the third quarter of 2017 were approximately 18,600 bbls compared to approximately 17,200 bbls during the same period of 2016, an increase of 1,400 bbl or 8.1%.

Average oil prices received were approximately $44.06 per bbl in the third quarter of 2017 compared to $39.80 per bbl during the same period of 2016, an increase of approximately $4.26 per bbl, or 10.7%.

Revenues from lease operations for the third quarter of 2017 were approximately $95,000 compared to approximately $96,000 for the third quarter of 2016, a decrease of approximately $1,000 or 1.0%. This decrease is due to a reduction in the number of operated wells.

Revenues from gas gathering, compression and equipment rental for the third quarter of 2017 were approximately $22,000, compared to approximately $28,000 for the same period in 2016, a decrease of approximately $6,000 or 21.4%. This decrease is due primarily to the lower volumes of gas that were transported and fewer rented compressor packages.

Real estate rental revenue was approximately $70,000 during the third quarter of 2017 compared to $77,000 for the same time period of 2016, a net decrease of approximately $7,000 or 9.1%. This net decrease is due to changes in leases for tenants at the Company’s corporate office building.

Interest income for the third quarter of 2017 was approximately $54,000 as compared with approximately $23,000 for the same period in 2016, an increase of approximately $31,000 or 134.8%. Interest income is derived from investments in both short-term and long-term certificates of deposit. This increase was due to receipt of higher interest rates.

Other revenues for third quarter of 2017 were approximately $54,000 as compared with approximately $10,000 for the same period in 2016, an increase of approximately $44,000. The increase is due primarily to receipt of a fee related to the sale of an oil and gas property.

Lease operating expenses in the third quarter of 2017 were $392,000 as compared to $356,000 in the third quarter of 2016, a net increase of approximately $36,000, or 10.1%. The increase is due in part to a net increase in operating expenses billed by third-party operators on non-operated properties, an increase in net workovers, an increase related to new wells, general price fluctuations, and levels of operation activity.

Production taxes, gathering, transportation and marketing expenses for the third quarter of 2017 were approximately $81,000 as compared to $79,000 during the third quarter of 2016, a net increase of approximately $2,000 or 2.5%.

Pipeline and rental expenses for the third quarter of 2017 were $22,000 compared to $3,000 for the same time period in 2016, an increase of approximately $19,000. This increase is due primarily to $13,000 of compressor repairs in the third quarter of 2017..

Real estate expenses during the third quarter 2017 were approximately $36,000 compared to approximately $39,000 for the same period in 2016, a decrease of approximately $3,000 or 7.7%.

Depreciation, depletion, and amortization expenses for the third quarter of 2017 were $274,000 as compared to $279,000 for the same period in 2016, a decrease of $5,000, or 1.8%. $259,000 of the amount for the third quarter of 2017 was for amortization of the full cost pool of capitalized costs compared to $263,000 for the third quarter of 2016, a decrease of $4,000 or 1.5%. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31, 2016. This re-evaluated reserve base was adjusted for the first nine months as of September 30, 2017 by estimating variances in average prices of oil and natural gas that occurred during the period, adding estimated quantities of oil and natural gas reserves acquired during the period, and deducting oil and natural gas reserves that were produced or sold during the period. A depletion rate of 3.186% for the first quarter of 2017, a depletion rate of 4.130% for the second quarter, and a depletion rate of 4.295% for the third quarter of 2017 was calculated and applied to the Company’s full cost pool of capitalized oil and natural gas properties compared to rates of 3.350%, 4.481%, and 3.228% for the first three quarters of 2016 respectively.

Asset Retirement Obligation (“ARO”) expense for the third quarter of 2017 was approximately $9,000 as compared to approximately $9,000 for the same time period in 2016.

General and administrative expenses for the third quarter of 2017 were $503,000 compared to $582,000 for the same period in 2016, a decrease of approximately $79,000 or 13.6%. This decrease is due primarily to a reduction in the number of personnel employed by the Company during 2016 and to date during 2017, along with related reductions in salary, payroll taxes, benefits and other direct employee expenses.

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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Part II – Other Information

Item 5. – Other Information

West Texas

During the 3rd Quarter of 2017, the Company divested its working interest in the Le Petit Pois #1 well along with associated leasehold acreage located in Glasscock County, Texas. The Company is pursuing Section 1031-Like Kind Exchange treatment for the proceeds from this transaction and has not calculated the income tax implications of the divestiture.

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

SPINDLETOP OIL & GAS CO.

(Registrant)

Date: November 14, 2017 By: /s/ Chris G. Mazzini

Chris G. Mazzini

President, Principal Executive Officer

Date: November 14, 2017 By: /s/ Michelle H. Mazzini

Michelle H. Mazzini

Vice President, Secretary

Date: November 14, 2017 By: /s/ Robert E. Corbin

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

Dated: November 14, 2017

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

Dated: November 14, 2017

/s/ Robert E. Corbin

ROBERT E. CORBIN

Controller, Principal Financial and

Accounting Officer

Exhibit 32.1

Certification Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Spindletop Oil & Gas Co. (the “Company”), on Form 10-Q for the quarter ended September 30, 2017 as filed with the Securities Exchange Commission on the date hereof (the “Report”), the undersigned Principal Executive Officer and Principal Financial and Accounting Officer of the Company, do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: November 14, 2017

/s/ Chris G. Mazzini

CHRIS G. MAZZINI

President, Principal Executive Officer

/s/ Robert E. Corbin

ROBERT E. CORBIN

Controller, Principal Financial and

Accounting Officer

