Form 10-K
period 2017-12-31
SPINDLETOP OIL & GAS CO
filed 2018-04-17
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

$3,324,680 based upon a total of 1,035,726 shares held as of June 30, 2017 by persons believed to be non-affiliates of the Registrant; the basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, that such calculation, if made as of a date within 60 days of this filing, would yield a different value.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value	6,936,269
(Class)	(Outstanding at March 30, 2017)

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

In addition, the Company, through PPC, owns several miles of pipelines associated with Company operated oil and natural gas properties in Texas and other states, which are used for the gathering of natural gas. These gathering lines are located in the Fort Worth Basin and are being utilized to transport the Company's natural gas as well as natural gas produced by third parties.

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

Operating Approach

We believe that a major attribute of the Company is its long history with, and extensive knowledge of, the Fort Worth Basin of Texas. Our technical staff has an average of over 24 years oil and gas experience, most of it in the Fort Worth Basin.

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

Strategic Business Plans

One of our key strategies is to attempt to maintain shareholder value through implementation of plans for selective drilling and value priced acquisitions to the extent the economics of such projects work in this low energy price environment and development of assets. The Company's long-term focus is to grow its oil and natural gas production through a strategic combination of selected property acquisitions, divestitures, and a development program primarily based on developing its leasehold acreage. Additionally, the Company plans to continue to rework existing wells to increase production and reserves when feasible.

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

The Company holds approximately 88,130 gross acres under lease in 14 states. The majority of the leases are held by production. A breakout of the Company’s leasehold acreage by geographic area is as follows:

	Operated		Non-Operated				Percent
	Properties		Properties		Total		of Total
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Geographic Area	Acres	Acres	Acres	Acres	Acres	Acres	Acres	Acres
North Texas (1)	8,163	7,571	6,833	371	14,996	7,942	17.03%	35.57%
East Texas	3,591	3,080	9,011	1,050	12,602	4,130	14.30%	18.50%
Gulf Coast Texas	1,244	1,229	2,250	65	3,494	1,294	3.96%	5.80%
South Texas	-	-	540	52	540	52	0.61%	0.23%
West Texas	1,115	988	2,390	163	3,505	1,151	3.98%	5.16%
Texas Panhandle	1,760	1,195	1,520	104	3,280	1,299	3.72%	5.82%
Alabama	1,160	634	2,498	169	3,658	803	4.15%	3.60%
Arkansas	1,286	1,141	2,957	109	4,243	1,250	4.81%	5.60%
Louisiana	838	589	3,058	151	3,896	740	4.42%	3.32%
New Mexico	2,600	1,835	876	61	3,476	1,896	3.94%	8.49%
Oklahoma	317	184	26,711	594	27,028	778	30.67%	3.49%
Colorado	-	-	240	-	240	-	0.27%	0.00%
Kansas	-	-	640	184	640	184	0.73%	0.82%
Michigan	-	-	240	6	240	6	0.27%	0.03%
Mississippi	-	-	140	6	140	6	0.16%	0.03%
Montana	-	-	690	45	690	45	0.78%	0.20%
North Dakota	-	-	1,142	138	1,142	138	1.30%	0.62%
Utah	-	-	2,520	473	2,520	473	2.86%	2.12%
Wyoming	-	-	1,800	134	1,800	134	2.04%	0.60%

Total	22,074	18,446	66,056	3,875	88,130	22,321	100.00%	100.00%

(1) North Texas includes the Fort Worth Basin & Bend Arch

The majority of the Company’s net acres (71%) are located in Texas.

A breakout of the Company's most significant oil and gas reserves by geographic area is as follows:

	BOE
North Texas including the Fort Worth Basin & Bend Arch	1,048,108	69.66%
East Texas	222,502	14.79%
Panhandle Texas	42,514	2.83%
West Texas	18,438	1.23%
Gulf Coast Texas	4,202	0.28%
Total Texas	1,335,764	88.79%

Alabama	69,105	4.59%
Arkansas	-	0.00%
Oklahoma	25,799	1.71%
Kansas	2,532	0.17%
Mississippi	2,545	0.17%
New Mexico	34,504	2.29%
Louisiana	34,263	2.28%
Total Other States	168,748	11.21%
Total	1,504,512	100.00%

North Texas - Fort Worth Basin & Bend Arch

The Fort Worth Basin-Bend Arch Province has been a focal point of the Company since its inception. Our technical personnel have an average of over 24 years of exploration, drilling, completing, and production experience extracting natural gas and oil from both conventional and unconventional hydrocarbon deposits found across the basin. Furthermore, the Company maintains comprehensive and extensive dossiers of geologic and engineering data gathered from the province.

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

The Company has 14,996 gross acres under lease across the prolific Fort Worth Basin-Bend Arch Province, the majority of which is held by production from the more shallow producing zones. The Company uses recent and emerging technologies, as well as proven industry practices, to develop and produce oil and natural gas from its properties. Additionally, the Company has a dedicated and well-trained team of employees and professional staff that continually seek out low-risk profitable drilling and acquisition opportunities throughout the Fort Worth Basin-Bend Arch Province.

West Texas

Effective August 1, 2017, the Company sold its operated working interest in the Le Petit Pois #1 well along with associated leasehold acreage located in Glasscock County, Texas. The Company utilized IRC Section 1031-Like Kind Exchange treatment for the proceeds from this transaction, and was able to identify and acquire replacement properties comprising approximately 58% of the divestiture proceeds. Effective October 1, 2017, the Company acquired operated working interests of 100% in three producing and four shut-in natural gas wells with net revenue interests ranging from 75.0% to 82.82%, along with non-operated working interests in 23 natural gas wells ranging from 0.14% to 24.39% with net revenue interests ranging from 0.11% to 18.29%. Both the operated and non-operated properties are located in Hood and Johnson Counties, Texas and produce from the Newark E. Barnett Shale field.

Effective September 1, 2017, the Company sold all of its leasehold interest in a 160 acres tract of land located in Ward County, Texas. The Company retained a wellbore interest in two wells located on the acreage, one producing oil well and one shut-in well. The Company utilized IRC Section 1031-Like Kind Exchange treatment for the proceeds from this transaction, and was able to identify and acquire replacement properties comprising over 99% of the divestiture proceeds. Effective November 1, 2017, the Company acquired royalty interests ranging from 10.0% to 20.0% in eleven tracts of land located within the boundaries of an oil and gas unit located in Pickens County, Alabama. The interests acquired equate to approximately 1.58% royalty interest in the unit. Subsequent to the end of the year, but with an effective date of November 1, 2017, the Company acquired operated working interests ranging from 75.57% to 89.99% in four natural gas wells with net revenue interests ranging from 56.80% to 67.49%. The properties are located in Parker and Tarrant Counties, Texas and produce from the Newark E. Barnett Shale field.

Subsequent to year end, but effective January 1, 2018, the Company acquired an additional 50% working interest with a 39.5% net revenue interest in its Miller #1 well located in Jones County, Texas. This additional acquisition brought the Company’s interest in the well to a total 100% working interest with a 79% net revenue interest.

Oklahoma

Effective January 1, 2017, the Company divested its non-operated working interest of 18.29% with a net revenue interest of 13.72% in the Sweetin #1-12 well along with associated leasehold acreage in Pittsburg County, Oklahoma.

Effective April 1, 2017, the Company divested its non-operated working interest of 13.27% with a net revenue interest of 10.61% in the Crowley #1-30 well and its non-operated after-payout working interest of 19.33% with an after-payout net revenue interest of 15.46% in the Peters #1-30 well along with associated leasehold acreage. The properties are located in Canadian County, Oklahoma.

Alabama

Subsequent to year end, but effective July 1, 2017, the Company acquired an additional 0.08% working interest with a 0.07% net revenue interest in its Fairview Carter North Oil Unit located in Lamar County, Alabama. This additional acquisition brought the Company’s interest in the Unit to a total 52.81% working interest with a 39.62% net revenue interest.

Montana

Effective January 1, 2017, the Company divested its non-operated working interests of 7.40% with net revenue interests of 5.92% in the Hage #44-20, Consolidated State 42-20, and Consolidated State 1 SWD wells along with associated leasehold acreage located in Roosevelt County, Montana.

North Dakota

Effective April 1, 2017, the Company divested its non-operated working interest of 0.05% with a net revenue interest of 0.04% in the East Rough Rider (Madison) Unit along with associated leasehold acreage in McKenzie County, North Dakota.

Oil and Natural Gas Reserves

The Company’s net proved oil and natural gas reserves have been estimated by Company personnel. (See footnote 17 to the financial statements). No separate independent reserve report analysis has been prepared by an independent third party.

The net proved crude oil and natural gas reserves of the Company as of December 31, 2017 were 308,940 barrels of oil and condensate and 7.173 BCF of natural gas. Based on SEC guidelines, the reserves were classified as follows:

	Barrels of Oil	BCF Gas
Proved Developed Producing	308,940	7.173
Proved Developed Non-Producing	-	-
Proved Undeveloped	-	-
Total Proved Reserves	308,940	7.173

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

On a BOE (barrel of oil equivalent) basis (6 MCF/BOE), the net reserves are:

	Barrels of Oil Equivalent (BOE)

Natural Gas Reserves	1,195,572	79%
Oil Reserves	308,940	21%
Total Reserves	1,504,512	100%

Proved Developed Producing	1,504,512	100%
Proved Developed Non-Producing	-	0%
Proved Undeveloped	-	0%
Total Proved Reserves	1,504,512	100%

The Company has operational control over the majority of these reserves and can therefore to a large extent control the timing of development and production.

	Barrels of Oil Equivalent (BOE)

Operated Wells	1,192,112	79%
Non-Operated Wells	312,400	21%
Total	1,504,512	100%

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

The Company is also engaged in the gathering and marketing of natural gas through its subsidiary PPC, which owns several miles of pipelines in various states. Natural gas is gathered for a fee. Substantially all of the natural gas gathered by the Company is produced from wells that the Company operates and in which it owns a working interest.

The Company owns land and a two story commercial office building in Dallas, Texas, which it uses as its principal headquarters office. The Company leases the remainder of the building to non-related third party commercial tenants at prevailing market rates.

Patents, Licenses and Franchises

Oil and natural gas leases of the Company are obtained from the owner of the mineral estate. The leases are generally for a primary term of one or more years, and often have extension options for an equivalent period as the original primary term for payment of additional bonus consideration. The leases customarily provide for extension beyond their primary term for as long as oil and natural gas are produced in commercial quantities or other operations are conducted on such leases as provided by the terms of the leases.

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

Dependence on Customers

The following is a summary of a partial list of purchasers / operators (listed by percent of total oil and natural gas sales) from oil and natural gas produced by the Company for the three-year period ended December 31, 2017

Purchaser / Operator	2017	2016	2015
Sunoco Partners Marketing	18%	12%	5%
Targa Midstream Services, LLC	13%	14%	9%
Enlink Gas Marketing, LTD.	13%	9%	6%
Eastex Crude Company	7%	10%	8%
ETX Energy, LLC formerly New Gulf Resources	7%	13%	16%
Shell Trading (US) Company	4%	4%	4%
Midcoast Energy Partners LP	4%	4%	2%
Pruet Production Co.	3%	3%	7%
Valero Energy Corporation	3%	2%	3%
LPC Crude Oil Marketing LLC	3%	3%	2%
Enervest Operating, LLC	3%	2%	2%
DCP Midstream, LP	3%	3%	2%
ACE Gathering, Inc.	2%	0%	0%
OXY USA, Inc.	2%	4%	4%
ETC Texas Pipeline, Ltd	2%	1%	0%
Lucid Energy Group II (Formerly Agave Energy Co.)	2%	0%	0%
Phillips 66	1%	1%	2%
XTO Energy, Inc.	1%	1%	1%
Courson Oil & Gas, Inc.	1%	1%	1%
Webb Energy Resources, Inc.	1%	1%	0%
Empire Pipeline Corp.	1%	1%	1%
Barnett Gathering, LP	1%	0%	0%
Sandridge Energy, Inc.	1%	1%	0%
Range Resources Corporation	1%	1%	0%
Ward Petrolum Corporation	1%	1%	2%
Enterprise Crude Oil, LLC	0%	1%	2%
Corum Production Company	0%	1%	0%
Agave Energy Company	0%	2%	1%
Linear Energy Management LLC	0%	1%	0%
BP America Production Company	0%	0%	1%
Enbridge Energy Partners	0%	0%	7%
Upstream Energy Services	0%	0%	1%

Oil and natural gas is sold to approximately 104 different purchasers under market sensitive, short-term contracts computed on a month to month basis.

Except as set forth above, there are no other customers of the Company that individually accounted for more than one percent (1%) of the Company's oil and natural gas revenues during the three years ended

December 31, 2017.

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

Employees

As of December 31, 2017, the Company employed or contracted for the services of a total of approximately 54 people. The Company has 19 full-time employees. The remainder are part-time employees or independent contractors. We believe that our relationships with our employees are good.

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

(i) Reservoirs are considered proved if either actual production or conclusive formation tests support economic producability. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and (B) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts, the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

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

We are exposed to global economic and market risks that are beyond our control, which could adversely affect our financial results and capital requirements.

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

Due to these potential capital and credit market conditions, the Company cannot be certain that funding will be available in amounts or on terms acceptable to the Company. The Company is evaluating whether current cash balances and cash flow from operations alone would be sufficient to provide working capital to fully fund the Company's operations. Accordingly, the Company is evaluating alternatives, such as joint ventures with third parties, or sales of interests in one or more of its properties. Such transactions, if undertaken, could result in a reduction in the Company's operating interests or require the Company to relinquish the right to operate the property. There can be no assurance that any such transactions can be completed or that such transactions will satisfy the Company's operating capital requirements. If the Company is not successful in obtaining sufficient funding or completing an alternative transaction on a timely basis on terms acceptable to the Company, the Company would be required to curtail its expenditures or restructure its operations, and the Company would be unable to continue its exploration, drilling, and recompletion program, any of which would have a material adverse effect on its business, financial condition, and results of operations.

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

This annual report contains estimates of our oil and natural gas reserves and the future net cash flows from those reserves. These estimates have been prepared by Company personnel for 2017, 2016 and 2015. There are numerous uncertainties inherent in estimating quantities of reserves of oil and natural gas and in projecting future rates of production and the timing of development expenditures, including many factors beyond our control. The reserve estimates in this annual report are based on various assumptions, including decline curve analysis, constant oil and natural gas prices, operating expenses, capital expenditures and the availability of funds, and therefore, are inherently imprecise indications of future net cash flows. Actual future production, cash flows, taxes, operating expenses, development expenditures and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this annual report. Additionally, our reserves may be subject to downward or upward revision based upon actual production performance, results of future development and exploration, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

The present value of future net reserves discounted at 10% (the "PV-10") of proved reserves referred to in this annual report should not be construed as the current market value of the estimated proved reserves of oil and gas attributable to our properties. In accordance with applicable requirements of the SEC, the estimated discounted future net cash flows from proved reserves are generally based on prices using a 12-month average price, calculated as the un-weighted arithmetic average of the first-day-of-the month price for each month of each year, and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by: (i) the timing of both production and related expenses; (ii) changes in consumption levels; and (iii) governmental regulations or taxation. In addition, the calculation of the present value of the future net cash flows using a 10% discount as required by the SEC is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with our reserves or the oil and gas industry in general. Furthermore, our reserves may be subject to downward or upward revision based upon actual production, results of future development, supply and demand for oil and natural gas, prevailing oil and natural gas prices and other factors. See "Properties - Oil and Gas Reserves."

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

One of our business strategies includes growing our reserve base through acquisitions of oil and natural gas properties. Our failure to integrate acquired properties successfully into our existing business, or the expense incurred in consummating future acquisitions, could result in unanticipated expenses and losses. In addition, we may assume environmental cleanup or reclamation obligations or other unanticipated liabilities in connection with these acquisitions. The scope and cost of these obligations may ultimately be materially greater than estimated at the time of the acquisition.

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

We do not operate some of the properties in which we have an interest and we have limited ability to exercise influence over operations for these properties or their associated costs. As of December 31, 2017, approximately 21% of our crude oil and natural gas proved reserves were operated by other companies. Our dependence on other operators and other working interest owners for these projects and our limited ability to influence operations and associated costs could materially adversely affect the realization of our targeted return on capital in drilling or acquisition activities and our targeted production growth rate. The success and timing of drilling, development and exploitation activities on properties operated by others depend on a number of factors that are beyond our control, including the operator’s expertise and financial resources, approval of other participants for drilling wells and utilization of technology.

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

We are subject to risks associated with the current United States Government Administration’s possible budget features.

Future legislation may set forth budget proposals which if passed, would significantly curtail our ability to attract investors and raise capital. Future possible changes in the Federal income tax laws which would eliminate or reduce the percentage depletion deduction and the deduction for intangible drilling and development costs for small independent producers, will likely significantly reduce the investment capital available to those in the industry as well as our Company. Lengthening the time to expense seismic costs would likely also have an adverse effect on our ability to explore and find new reserves.

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

The inability to continue to hire, train and retain operational, technical and managerial personnel could adversely affect our results of operations.

The average age of the employee base of the Company has been increasing for a number of years, with a number of employees becoming eligible to retire within the next five to 10 years. If we were unable to hire appropriate personnel to fill future needs, the Company could encounter operating challenges and increased costs, primarily due to a loss of knowledge, errors due to inexperience or the lengthy time period typically required to adequately train replacement personnel. In addition, higher costs could result from the increased use of contractors to replace retiring employees, loss of productivity or increased safety compliance issues. The inability to hire, train and retain new operational, technical and managerial personnel adequately and to transfer institutional knowledge and expertise could adversely affect our ability to manage and operate our business. If we were unable to hire, train and retain appropriately qualified personnel, our results of operations could be adversely affected.

The costs of providing health care benefits to our employees may increase substantially.

We provide health care benefits to eligible full-time employees. The costs of providing health care benefits to our employees could significantly increase over time due to rapidly increasing health care inflation, and any future legislative changes related to the provision of health care benefits. The impact of additional costs which are likely to be passed on to the Company are difficult to measure at this time. Further, our costs of providing such benefits are also subject to a number of factors, including (i) changing demographics; and (ii) future government regulation.

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

We are subject to certain title risks.

Our company employees and contract land professionals have reviewed title records or other title review materials relating to substantially all of our producing properties. The title investigation performed by us prior to acquiring undeveloped properties is thorough, but less rigorous than that conducted prior to drilling, consistent with industry standards. We believe we have satisfactory title to all our producing properties in accordance with standards generally accepted in the oil and gas industry. Our properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens, which we believe do not materially interfere with the use of or affect the value of such properties. At December 31, 2017, our leaseholds for some of our net acreage were being kept in force by virtue of production on that acreage in paying quantities. The remaining net acreage was held by lease rentals and similar provisions and requires production in paying quantities prior to expiration of various time periods to avoid lease termination.

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

Our business is highly capital-intensive, requiring continuous development and acquisition of oil and gas reserves. In addition, capital is required to operate and expand our oil and natural gas field operations and purchase equipment. At December 31, 2017, we had working capital of $9,899,000. We anticipate that we will be able to meet our cash requirements for the next 12 months. However, if such plans or assumptions change or prove to be inaccurate, we could be required to seek additional financing sooner than currently anticipated.

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

Our revenues, profitability and the carrying value of our oil and gas properties are substantially dependent upon prevailing prices of, and demand for, oil and natural gas and the costs of acquiring, finding, developing and producing reserves. Our ability to obtain borrowing capacity, to repay future indebtedness, and to obtain additional capital on favorable terms is also substantially dependent upon oil and natural gas prices. Historically, the markets for oil and natural gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and natural gas are subject to wide fluctuations in response to: (i) relatively minor changes in the supply of, and demand for, oil and natural gas; (ii) market uncertainty; and (iii) a variety of additional factors, all of which are beyond our control. These factors include domestic and foreign political conditions, the price and availability of domestic and imported oil and natural gas, the level of consumer and industrial demand, weather, domestic and foreign government relations, the price and availability of alternative fuels and overall economic conditions. Furthermore, the marketability of our production depends in part upon the availability, proximity and capacity of gathering systems, pipelines and processing facilities. Volatility in oil and natural gas prices could affect our ability to market our production through such systems, pipelines or facilities. As of December 31, 2017, approximately 89% of our oil and natural gas production is currently sold to 16 purchasing firms on a month-to-month basis at prevailing spot market prices. Oil prices remained subject to unpredictable political and economic forces during 2017, 2016, and 2015, and experienced fluctuations similar to those seen in natural gas prices for the year. We believe that oil prices will continue to fluctuate in response to changes in the policies of the Organization of Petroleum Exporting Countries ("OPEC"), changes in demand from many Asian countries, current events in the Middle East and Eastern Europe, security threats to the United States, and other factors associated with the world political and economic environment. As a result of the many uncertainties associated with levels of production maintained by OPEC and other oil producing countries, the availabilities of worldwide energy supplies and competitive relationships and consumer perceptions of various energy sources, we are unable to predict what changes will occur in crude oil and natural gas prices.

Gathering and transporting natural gas involve risks that may result in accidents and additional operating costs.

Our natural gas pipeline business involves a number of hazards and operating risks that cannot be completely avoided, such as leaks, accidents and operational problems, which could cause loss of human life, as well as substantial financial losses resulting from property damage, damage to the environment and to our operations. We maintain liability and property insurance coverage in place for many of these hazards and risks. However, because some of our pipelines are near or are in populated areas, any loss of human life or adverse financial results resulting from such events could be large. If these events were not fully covered by our general liability and property insurance, which policies are subject to certain limits and deductibles, our operations or financial results could be adversely affected. Our pipelines are aging, and we will be responsible for eventually replacing these lines. The costs of maintaining and replacing our aging pipeline infrastructure may have a material adverse impact on our operating costs and financial results.

We will be responsible for additional costs in connection with abandonment of properties.

We are responsible for payment of plugging and abandonment costs on our oil and gas properties pro rata to our working interest. Based on our experience, we anticipate that in most cases, the costs of abandoning such properties will range from $20,000 to $100,000 or more per well. In addition, abandonment costs and their timing may change due to many factors, including actual production results, inflation rates and changes in environmental laws and regulations.

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

Future new technologies could make the products we sell obsolete.

Future alternative technologies could dramatically impact the demand for the natural gas and crude oil we sell thereby causing a material adverse impact on our operations and financial results. Such alternative technologies could also cause a material adverse impact on the value of our oil and natural gas properties.

Cyber-attacks or acts of cyber-terrorism could disrupt our business operations and information technology systems or result in the loss or exposure of confidential or sensitive customer, employee or Company information.

Our business operations and information technology systems may be vulnerable to an attack by individuals or organizations intending to disrupt our business operations and information technology systems, even though the Company has implemented policies, procedures and controls to prevent and detect these activities. We use our information technology systems to manage our oil and gas operations and other business processes. Disruption of those systems could adversely impact our ability to safely operate our wells, operate our pipelines or otherwise run our business. Accordingly, if such an attack or act of terrorism were to occur, our operations and financial results could be adversely affected. In addition, we use our information technology systems to protect confidential or sensitive employee and Company information developed and maintained in the normal course of our business. Any attack on such systems that would result in the unauthorized release of employee or other confidential or sensitive data could have a material adverse effect on our business reputation, increase our costs and expose us to additional material legal claims and liability. If such an attack or act of terrorism were to occur, our operations and financial results would be adversely affected since we may not maintain insurance coverage to cover these risks.

Natural disasters, terrorist activities or other significant events could adversely affect our operations or financial results.

Natural disasters are always a threat to our assets and operations. In addition, the threat of terrorist activities could lead to increased economic instability and volatility in the price of natural gas that could affect our operations. Also, companies in our industry may face a heightened risk of exposure to actual acts of terrorism, which could subject our operations to increased risks. As a result, the availability of insurance covering such risks may become more limited, which could increase the risk that an event could adversely affect our operations or financial results.

The operations and financial results of the Company could be adversely impacted as a result of climate changes or related additional legislation or regulation in the future.

To the extent climate changes occur, our businesses could be adversely impacted, although we believe it is likely that any such resulting impacts would occur very gradually over a long period of time and thus would be difficult to quantify with any degree of specificity. To the extent climate changes would result in warmer temperatures in our areas of operations, financial results could be adversely affected through lower gas volumes and revenues. In addition, there have been a number of federal and state legislative and regulatory initiatives proposed in recent years in an attempt to control or limit the effects of global warming and overall climate change, including greenhouse gas emissions, such as carbon dioxide. The adoption of this type of legislation by Congress or similar legislation by states or the adoption of related regulations by federal or state governments mandating a substantial reduction in greenhouse gas emissions in the future could have far-reaching and significant impacts on the energy industry. Such new legislation or regulations could result in increased compliance costs for us or additional operating restrictions on our business, affect the demand for natural gas, or impact the prices we charge to our customers. At this time, we cannot predict the potential impact of such laws or regulations that may be adopted on our future business, financial condition or financial results.

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

None

Item 2. Properties

OIL AND GAS PROPERTIES

The following table sets forth pertinent data with respect to the Company-owned oil and gas properties, all located within the continental United States, as estimated by the Company:

	Years Ended December 31,
	2017	2016	2015
Gas and Oil Properties, net (1)
Proved developed gas reserves-Mcf (2)
Proved developed producing	7,173,000	3,843,000	4,040,000
Proved developed non-producing	-	-	-
Proved undeveloped gas reserves-Mcf (3)	-	-	-
Total proved gas reserves-Mcf	7,173,000	3,843,000	4,040,000

Proved Developed Crude Oil and
Condensate reserves-Bbls (2)
Proved developed producing	309,000	313,000	286,000
Proved developed non-producing	-	-	-
Proved Undeveloped crude oil and	-	-	-
Condensate reserves-Bbls (3)	-	-	-
	309,000	313,000	286,000

(1) The estimate of the net proved oil and natural gas reserves, future net revenues, and the present value of future net revenues.

(2) "Proved Developed Oil and Natural gas Reserves" are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

(3) "Proved Undeveloped Reserves" are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. See Footnote 17 to the Financial Statements, Supplemental Reserve Information (Unaudited), for further explanation of the changes for 2015 through 2017.

(4) Reserve amounts are rounded to the nearest thousand.

Productive Wells

The following table sets forth our domestic productive wells, shut-in wells, and includes both operated wells and wells operated by third parties at December 31, 2017.

Gas Wells		Oil Wells		Total Wells
Gross	Net	Gross	Net	Gross	Net

290	102.24	172	67.74	462	169.98

Acreage

The following table sets forth our undeveloped and developed gross and net leasehold acreage for our operated and non-operated wells at December 31, 2017. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Undeveloped acreage should not be confused with undrilled acreage held by Production under the terms of a lease. Undrilled acreage held by production under the terms of a lease is included in the Developed Acreage category total shown below.

Undeveloped Acreage		Developed Acreage		Total Acreage
Gross	Net	Gross	Net	Gross	Net

4,688	1,619	88,130	22,321	92,818	23,940

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

Wells Drilled and Completed

The Company's working interests in both operated and outside operated exploration and development wells completed during the years indicated were as follows:

	2017		2016		2015
	Gross	Net	Gross	Net	Gross	Net

Exploratory Wells (1):
Productive	-	-	-	-	-	-
Non-Productive	-	-	-	-	-	-
Total	-	-	-	-	-	-

Developed Wells (2):
Productive	-	-	1.000	0.691	6.000	1.143
Non-Productive	-	-	-	-	-	-
Total	-	-	1.000	0.691	6.000	1.143

Total Exploration & Development Wells:
Productive	-	-	1.000	0.691	6.000	1.143
Non-Productive	-	-	-	-	-	-
Total	-	-	1.000	0.691	6.000	1.143

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

The following tables set forth additional data with respect to production from Company-owned oil and gas operated and non-operated properties, all located within the continental United States:

	For the years ended December 31,
	2017	2016	2015	2014	2013

Oil and Gas Production, net:
Natural Gas (Mcf)	619,654	582,348	730,709	739,948	736,645
Crude Oil & Condensate (Bbl)	51,082	50,248	64,207	89,068	89,872

Average Sales Price per Unit Produced
Natural Gas (Mcf)	$2.87	$2.08	$2.51	$4.53	$4.05
Crude Oil & Condensate (Bbl)	$47.70	$37.49	$44.77	$93.38	$105.38

Average Production Cost per Equivalent Barrel (1) (2)	$13.33	$13.04	$15.94	$15.23	$16.58

(1) Includes severance taxes and ad valorem taxes.

(2) Natural gas production is converted to equivalent barrels at the rate of six MCFG per barrel, representing relative energy content of natural gas to oil.

The Company owns producing royalties and overriding royalties under properties located in Texas. The revenue from these properties is not significant.

The Company is not aware of any major discovery or other favorable or adverse event that is believed to have caused a significant change in the estimated proved reserves since December 31, 2017.

OFFICE SPACE

The Company owns a commercial office building. The property is a two story multi-tenant, garden office building with a sub-grade parking garage. The 36 year old building contains approximately 46,286 rentable square feet and sits on a 1.4919 acre block of land situated in north Dallas, Texas in close proximity to hotels, restaurants and shopping areas (the Galleria Mall) with easy access to Interstate Highway 635 (LBJ Freeway) and Dallas Parkway (North Dallas Toll Road). The Company occupies approximately 12,759 rentable square feet of the building as its primary office headquarters, and leases the remaining space in the building to non-related third party commercial tenants at prevailing market rates.

The address of the Company's principal executive offices is One Spindletop Centre, 12850 Spurling Road, Suite 200, Dallas, Texas 75230. The telephone number is (972) 644-2581.

PIPELINES

The Company owns, through its subsidiary, PPC, several miles of natural gas pipelines in Texas and other states. These pipelines are steel and polyethylene and range in size from two inches to four inches. These pipelines primarily gather natural gas from wells operated by the Company and in which the Company owns a working interest, and may also gather for other parties.

The Company normally does not purchase and resell natural gas, but gathers natural gas for a fee. The fees charged in some cases are subject to regulations by the State of Texas and the Federal Energy Regulatory Commission.

Oilfield Production Equipment

The Company owns various natural gas compressors, pumping units, dehydrators and various other pieces of oilfield production equipment.

Subsantially all of the equipment is located on oil and gas properties operated by the Company and in which it owns a working interest. The rental fees are charged as lease operating fees to each property and each owner.

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

Prior to 2004, no significant public trading market had been established for the Company's common stock. The Company does not believe that listings of bid and asking prices for its stock are indicative of the actual trades of its stock, since trades are made infrequently. The following table shows high and low trading prices for each quarter in 2017, 2016, and 2015.

Price Per Share
	High	Low

2017
First Quarter	$ 3.48	$ 2.40
Second Quarter	$ 3.46	$ 3.05
Third Quarter	$ 3.46	$ 2.70
Fourth Quarter	$ 3.91	$ 3.11

2016
First Quarter	$ 1.91	$ 1.40
Second Quarter	$ 2.00	$ 1.54
Third Quarter	$ 2.10	$ 1.76
Fourth Quarter	$ 2.95	$ 1.76

2015
First Quarter	$ 5.40	$ 3.85
Second Quarter	$ 4.43	$ 3.90
Third Quarter	$ 3.98	$ 3.51
Fourth Quarter	$ 3.80	$ 1.96

During the First Quarter of 2018 subsequent to year end, the following high and low prices were recorded for the Company's common stock.

Price Per Share
	High	Low
2018
First Quarter	$ 3.86	$ 3.60

There is no amount of common stock that is subject to outstanding warrants to purchase, or securities convertible into, common stock of the Company.

According to the transfer records of the Company at March 30, 2018, common stock of the Company was held by approximately 537 known holders of record.

The following chart compares the yearly percentage change in the cumulative total stockholder return on the Company's Common Stock during the five years ended December 31, 2017 with the cumulative total return of the Standard and Poor's 500 Stock Index and of the Dow Jones U.S. Exploration and Production Index (formerly Dow Jones Secondary Oil Stock Index). The comparison assumes $100 was invested on December 31, 2012 in the Company's Common Stock and in each of the foregoing indices and assumes reinvestment of dividends. The Company paid no dividends on its Common Stock during the five-year period. Figures shown are past results and are not predictive of results in future periods.

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

The Company made no repurchases of its common stock during 2017, 2016 or 2015.

The repurchased shares are held as Treasury Stock.

Item 6. Selected Financial Data

The selected financial information presented should be read in conjunction with the consolidated financial statements and the related notes thereto.

	For the years ended December 31,
	2017	2016	2015	2014	2013

Total Revenue	$5,604,000	$4,515,000	$5,944,000	$13,208,000	$13,547,000
Net Income (Loss)	(3,000)	(1,329,000)	(5,777,000)	3,205,000	3,542,000
Earnings (Loss) per Share	$0.00	($0.19)	($0.83)	$0.46	$0.51

	For the years ended December 31,
	2017	2016	2015	2014	2013

Total Assets	$24,132,000	$23,365,000	$25,889,000	$33,506,000	$28,195,000
Long-Term Debt	-	-	-	-	-

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

In order to test the cost center ceiling, the Company prepares a “Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Natural Gas Reserves (Unaudited)” as of the end of each calendar year (“the Reserve Report”). The Company prepared its annual Reserve Report as of December 31, 2017.

Reserve estimates are prepared in accordance with standard Security and Exchange Commission guidelines. The estimated net future net cash flows for 2017, 2016, and 2015, were computed using a 12-month average price, calculated as the un-weighted arithmetic average of the first-day-of-the month price for each month of the year. Lease operating costs, compression, dehydration, transportation, ad valorem taxes, severance taxes, and federal income taxes were deducted. Costs and prices were held constant and were not escalated over the life of the properties. No deductions were made for interest. The annual discount of estimated future cash flows is defined, for use herein, as future cash flows discounted at 10% per year, over the expected period of realization. No impairment of oil and gas properties charge was recorded for 2014 or in prior years. For the years ended December 31, 2015 and 2016, the Company recorded an impairment expense in the carrying value of its proved oil and gas properties of $5,116,000 and $695,000 respectively. These impairments were due primarily to declines in the average realized prices for sales of its crude oil and natural gas.

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

Average quarterly natural gas prices per mcf for the Company for the year ended December 31, 2015 were $2.67, $2.46, $2.31, and $2.45, respectively. During the year ended December 31, 2016, average quarterly natural gas prices per mcf for the Company were $1.34, $1.77, $2.25, and $2.62 respectively. During the year ended December 31, 2017, average quarterly natural gas prices per mcf for the Company were $2.25, $2.79, $2.83, and $2.82 respectively.

Average quarterly crude oil prices per bbl for the Company for the year ended December 31, 2015 were $46.33, $54.48, $45.68, and $41.03 respectively. During the year ended December 31, 2016, average quarterly crude oil prices per bbl for the Company were $30.62, $38.02, $39.80, and $41.95 respectively. During the year ended December 31, 2017, average quarterly crude oil prices per bbl for the Company were $46.24, $44.42, $44.06, and $49.72 respectively.

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

We may incur further impairments to our crude oil and natural gas properties in 2018 if prices do not increase. The possibility and amount of any future impairment is difficult to predict, and will depend, in part, upon future crude oil and natural gas prices to be utilized in the ceiling test, estimates of proved reserves and future capital expenditures and operating costs. We cannot assure you that we will not experience write-downs in the future. If commodity prices decline or if any of our proved reserves are revised downward, a write-down of the carrying value of our oil and gas properties may be required.

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

As noted in our Results of Operations discussion below, the Company has focused on lowering costs through headcount reduction by attrition and spending only on essential general and administrative expenditures. In order to raise additional revenue, the Company is pursuing the acquisition of new operated and non-operated reserves through acquisitions of producing properties and drilling ventures. The Company believes that it is well positioned to take advantage of the declining prices for existing wells with its cash reserves and ability to borrow in order to effect any acquisition.

Results of Operations

2017 Compared to 2016

Oil and natural gas revenues for the year ended December 31, 2017 were $4,495,000 compared to $3,320,000 for the year ended December 31, 2016, an increase of $1,175,000 or 35.4%.

Oil revenue for 2017 was approximately $2,717,000 compared to $2,106,000 for 2016, an increase of approximately $611,000 or 29.0%. Average oil prices increased to an average of $47.70 per barrel in 2017 from an average of $37.49 per barrel in 2016, an increase of $10.21 per barrel or 27.2%. Oil sales increased to 51,082 barrels from approximately 50,248 barrels in 2016, an increase of 834 barrels or 1.7%.

Natural gas revenue for 2017 was approximately $1,778,000 compared to $1,214,000 for 2016, an increase of approximately $564,000 or 46.5%. Natural gas sales increased to approximately 620,000 mcf in 2017 from approximately 582,000 mcf in 2016, an increase of approximately 38,000 mcf or 6.5%. Natural gas prices increased to an average of $2.87 per mcf in 2017, an increase of $0.79 or 38.0% from an average of $2.08 per mcf in 2016.

The increase in oil and gas revenue is predominantly due to an increase in crude oil and natural gas prices during 2017 compared to 2016. In addition, production increases were aided by production from producing wells acquired during the fourth quarter of 2017.

Revenue from lease operations was approximately $394,000 for 2017, compared to approximately $415,000 in 2016, a decrease of approximately $21,000 or 5.1%. Revenue from lease operations results from field supervision charges on operated wells as well as administrative overhead billed to working interest owners.

Revenues from gas gathering, compression, and equipment rental for 2017 were approximately $126,000, an increase of $12,000 or 10.5% from approximately $114,000 in 2016. This was due primarily to an increase in natural gas volume sold through PPC.

Real estate rental revenue for 2017 was approximately $274,000, a decrease of $40,000 or 12.7% from approximately $314,000 in 2016. The decrease was due to an increase in vacancies at the Company’s corporate office building.

Interest income for 2017 was approximately $167,000, an increase of $84,000 from approximately $83,000 in 2016 or 101.2%. The increase in interest income was due to the Company investing its funds in both long-term and short-term certificates of deposit and depository accounts paying higher rates of interest than those received in prior years.

Other revenue for 2017 was $148,000, as compared to $269,000 in 2016, a decrease of $121,000 or 45.0%. The reduction in 2017 is due in part to the timing of a negotiated settlement in 2016 as well as recognition of fees earned under a drilling venture during 2016.

Lease operating expenses 2017 were $1,542,000 as compared to $1,499,000 in 2016, a net increase of approximately $43,000, or 2.9%.  There were both increases and decreases within different segment categories of lease operating expenses. Amounts billed by third-party operators as operating expenses on non-operated properties decreased by approximately $51,000. There was an approximate $25,000 decrease in expenses due to several wells that were either divested or plugged during 2016. Workover expenses increased approximately $124,000 between years. Workover activity in 2016 was reduced due to reduced drilling and workover activity as the result of lower oil and natural gas price economics in 2016. There was a decrease of approximately $26,000 related to an environmental remediation expense associated with a nonrecurring weather event in 2016 of approximately $140,000 for which the expense was offset in 2017 with a $114,000 recovery through insurance proceeds. The remaining $65,000 represents net increases and decreases on various properties due to general price fluctuations and levels of operation activity.

Production taxes, gathering, and marketing expenses for 2017 were approximately $515,000 compared to $422,000 in 2016, an increase of approximately $93,000, or 22.0%. This increase was directly related to the increase in oil and natural gas production and revenues, which have been partially offset by a decrease in overall gathering and marketing expenses for non-operated leases.

Pipeline and rental expenses for 2017 were $40,000 compared to $46,000 for 2016, a decrease of $6,000, or 13.0%.

Real estate expenses in 2017 were approximately $183,000 compared to $175,000 during the same period in 2016, an increase of approximately $8,000 or 4.6%.

Depreciation and amortization expense for 2017 was $522,000 compared to $1,104,000 for 2016, a decrease of $582,000 or 52.7%. Amortization of the full cost pool of oil and natural gas assets for 2017 was $457,000 compared to $1,038,000 for the year ended 2016, a decrease of $581,000 or 56.0%.

The Company re-evaluated its proved oil and gas reserves as of December 31, 2017, and increased its estimated total proved reserves by approximately 551,000 BOE to 1,505,000 BOE at the end of 2017 compared to 954,000 BOE at the end of 2016, an increase of approximately 57.8%. Sales of oil and natural gas products during 2017 increased by 7,000 BOE from approximately 147,000 BOE in 2016 to approximately 154,000 BOE in 2017, an increase of approximately 4.8%. (See Footnote 17 to the Financial Statements). This resulted in a decrease in the depletion rate factor from 13.378% in 2016 on an unamortized full cost pool base of $7,756,000 to a depletion rate factor of 9.305% on an unamortized full cost pool base of $4,922,000 in 2017. The net decrease in the unamortized full cost pool base of $2,834,000 was due to accumulated depletion of $1,038,000 from 2016. There was an additional impairment of the full cost pool for 2016 of $695,000 (See paragraph below). In addition, $4,732,000 of proceed from sales of properties was credited to the full cost pool in accordance with GAAP. Proceeds from the sales of properties were used to acquire new properties whose purchase prices totaling $3,228,000 was added to the full cost pool. Other capitalized additions during 2017 of $403,000 were also added.

The Company recorded an impairment expense in the carrying value of its proved oil and gas properties of $5,116,000 in 2015 and $695,000 in 2016 due primarily to declines in the average realized prices for sales of its crude oil and natural gas on the first calendar day of each month during the trailing 12-month period prior to December 31, 2015 and 2016 respectively. The net present value of the Company’s proved oil and natural gas reserves, discounted at 10% at December 31, 2016, was approximately $6,023,000 compared to $7,006,000 at December 31, 2015 and $22,218,000 at December 31, 2014. (See Footnote 17 to the Financial Statements).

A ceiling test at December 31, 2016, determined that the unamortized cost of the full cost pool of $7,756,000 less the current year amortization of $1,038,000 equaled $6,718,000, which is $695,000 above the net present value of the Company’s proved oil and gas reserves. The impairment provision was credited to accumulated depreciation and amortization on the balance sheet. No impairment of oil and gas properties charge was recorded for 2017.

Asset Retirement Obligation (“ARO”) accretion expense for 2017 was $12,000 down from $36,000 in 2016, a decrease of $24,000 or 66.7%. The ARO calculation is based on the Company’s annual reserve report and takes into consideration the changes between years of the Company’s estimated obligation to plug its interest in existing wells. This estimated future cost is discounted using a 10% discount factor based on the estimated life of each property. Changes are incorporated as applicable into the full cost pool and the carrying value of the liability. Accretion expense measures and incorporates changes due to the passage of time into the carrying amount of the liability.

General and administrative expenses for 2017 were approximately $2,560,000 as compared to approximately $2,512,000 for 2016, an increase of approximately $48,000 or 1.9%. The decreases for 2017 and 2016 as compared to 2015 were primarily due to decreases in salary, wages and related employee benefits. In view of the large decreases in oil and gas prices and reduction of revenues during 2016, the Company has made a concentrated effort to reduce its general and administrative costs. Personnel costs have been reduced primarily through an approximate 8.0% reduction in headcount through attrition. As employees left the Company, they were not replaced and responsibilities have been spread among the remaining staff. This decrease has been partially offset by cost of living wage adjustments and higher health insurance premiums.

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

The Company recorded an impairment expense in the carrying value of its proved oil and gas properties of $695,000 in 2016 and $5,116,000 in 2015 due primarily to declines in the average realized prices for sales of its crude oil and natural gas on the first calendar day of each month during the trailing 12-month period prior to December 31, 2016 and 2015 respectively. The net present value of the Company’s proved oil and natural gas reserves, discounted at 10% at December 31, 2016, was approximately $6,023,000 compared to $7,006,000 at December 31, 2015 and $22,218,000 at December 31, 2014. (See Footnote 17 to the Financial Statements).

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

Management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2017.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not Applicable

PART III

Item 10. Directors and Executive Officers Of The Registrant

The Directors and Executive Officers of the Company and certain information concerning them is set forth below:

Name	Age	Position

Chris G. Mazzini	60	Chairman of the Board, Director, and President

Michelle H. Mazzini	56	Director, Vice President, Secretary, and Treasurer

Ted R. Munselle	62	Director

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

On February 17, 2012, Mr. Ted R. Munselle was appointed as a member of the Board of Directors of Spindletop Oil & Gas Co. Mr. Munselle is Vice President and Chief Financial Officer (since October 1998) of Landmark Nurseries, Inc. He is a Certified Public Accountant (since 1980) who was employed as an Audit Partner in two Dallas, Texas based CPA firms (1986 to 1998), as an Audit Manager at Grant Thornton, LLP (1983 to 1986) and as Audit Staff to Audit Supervisor at Laventhol & Horwath (1977 to 1983). Mr. Munselle is also a director (since February 2004) of American Realty Investors, Inc. and Transcontinental Realty Investors, Inc., both of which are Nevada corporations which have their common stock listed and traded on the New York Stock Exchange (“NYSE”), as well as a director (since May 2009) of Income Opportunity Realty Investors, Inc., a Nevada corporation which has its common stock listed and traded on the NYSE American.

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

Robert E. Corbin, Controller, has been a full-time employee of Spindletop since April 2002. From May 2001 until April 2002, Mr. Corbin was an Independent Accounting Consultant and devoted substantially all of his time to Spindletop. He has been active in the oil and gas industry for over 42 years, during which time he has served as financial officer of a publicly-held company as well as several private oil and gas companies and partnerships. Mr. Corbin graduated from Texas Tech University in 1969 with a BBA degree in Accounting and began his accounting career as an auditor with Arthur Andersen & Co. in 1970. Mr. Corbin has been a Certified Public Accountant since 1972.

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

Board Meetings and Committees

The Board of Directors met one time in 2017. The Board has established an audit committee. The Board is small and all members of the Board serve on the audit committee. The function of the audit committee is to assist the Board in fulfilling its oversight responsibilities by reviewing the financial information that will be provided to the shareholders and others, the systems of internal controls that management and the Board of Directors have established, and the audit process. During 2017, Mr. Munselle was Chairman of the Audit Committee.

With respect to nominations to the Board, compensation, financial planning, strategies, and business alternatives, the Company does not have separate committees as the Board is small and all members of the Board participate in making recommendations and decisions on these matters.

Item 11. Executive Compensation

Cash Compensation

Cash compensation including salaries and bonuses, of $221,114, $169,687, and $150,036, was paid to Mr. Mazzini in 2017, 2016, and 2015 respectively. Cash compensation including salaries and bonuses of $155,336, $130,207, and $125,096 was paid to Ms. Mazzini in 2017, 2016, and 2015 respectively.

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

Compensation of Directors

Directors who are employees of the Company are not currently compensated for their services on the Board. Mr. Munselle was paid a director’s fee of $10,000 in 2017, $10,000 in 2016 and $10,000 in 2015 to compensate him for his position as the Board of Directors’ Financial Expert. Mr. Munselle also receives $2,500 for each Board of Directors’ meeting during the year other than the annual meeting.

Termination of Employment and Change of Control Arrangement

There are no plans or arrangements for payment to officers or directors upon resignation or a change in control of the Registrant.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

Security Ownership of Certain Beneficial Owners and Managers

The table below sets forth the information indicated regarding ownership of the Registrant's common stock, $.01 par value, the only outstanding voting securities, as of March 30, 2018 with respect to: (i) any person who is known to the Registrant to be the owner of more than five percent of the Registrant's common stock; (ii) the common stock of the Registrant beneficially owned by each of the directors of the Registrant, and (iii) by all officers and directors as a group. Each person has sole investment and voting power with respect to the shares indicated, except as otherwise set forth in the footnotes to the table.

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

** Percentages are based upon 6,936,269 shares of Common Stock outstanding at March 30, 2018.

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

Certain Business Relationships

On October 1, 2008, Giant entered into an Administrative Services Agreement with the Company whereby Giant pays the Company $250 per month for the Company providing administrative services to Giant. The Company also entered into a management services agreement with MRO whereby MRO made monthly payments in the amount of $1,000 per month to the Company in exchange for the Company providing administrative services to MRO. The Company’s agreement with MRO was terminated effective September 1, 2015 when MRO became inactive and the payment ceased. On October 1, 2008, the Company entered into a similar agreement with Giant NRG, LP (“NRG”) a limited partnership with Chris Mazzini and Michelle Mazzini as limited partners. Under this agreement NRG pays a monthly fee of $2,500 to the Company in exchange for the Company providing certain administrative services to NRG. Effective August 1, 2016, this administrative services fee was reduced to $1,500 per month. The Company has entered into a similar arrangement with Peveler Pipeline, LP ("Peveler"), whereby Peveler pays the Company a monthly charge of $250 in exchange for the Company providing administrative services to Peveler. Chris and Michelle Mazzini are the owners of Peveler Pipeline, LP, a limited partnership which owns a pipeline gathering system servicing wells owned by Giant, another related entity, described elsewhere in this report. The Company entered into a similar agreement with M-R Ventures, LLC (“MRV”) a limited liability company that operates some wells in Michigan, and that is owned by Chris and Michelle Mazzini. Pursuant to this agreement, MRV pays the Company a monthly fee in the amount of $500 for certain administrative services that the Company provides to MRV. The Company entered into a similar agreement with Reserve Royalty Company (“Reserve”) a sole proprietorship that holds some royalty interests owned by Chris and Michelle Mazzini. Pursuant to this agreement, Reserve pays the Company a monthly fee in the amount of $350 for certain administrative services that the Company provides to Reserve. See also note 5 to the Financial Statements.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees for professional services rendered to Spindletop Oil & Gas Co. and Subsidiaries for the years 2017 and 2016 by accounting firm, Farmer, Fuqua, & Huff, P.C.

Type of Fees	2017	2016

Audit Fees	$ 47,500	$ 46,000
Audit Related Fees	-	-
Tax Fees	-	-
All other fees	-	-

Members of the Board of Directors (the "Board") fulfill the responsibilities of an audit committee and have established policies and Procedures for the approval and pre-approval of audit services and permitted non-audit services. The Board has the responsibility to engage and terminate Farmer, Fuqua, & Huff, P.C. an independent registered public accounting firm, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All the fees for 2017 and 2016 were pre-approved by the Board or were within the pre-approved guidelines for permitted non-audit services and fees established by the Board, and there were no instances of waiver of approved requirements or guidelines during the same periods.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	The following documents are filed as a part of this report:

	(1) FINANCIAL STATEMENTS: The following financial statements of the Registrant and Report of Independent Registered Public Accounting Firm therein are filed as part of this Report on Form 10-K:

		Page
	Report of Farmer, Fuqua & Huff, P.C Independent Registered Public Accounting Firm	49-50
	Consolidated Balance Sheets	51-52
	Consolidated Statements of Operations	53
	Consolidated Statements of Changes in Stockholders' Equity	54
	Consolidated Statements of Cash Flows	55
	Notes to Consolidated Financial Statements	56

	(2) FINANCIAL STATEMENT SCHEDULES:

	Schedule II - Valuation and Qualifying Accounts	73
	Schedule III - Real Estate and Accumulated Depreciation	75

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

* Filed herewith

(b) The Index of Exhibits is included following the Financial Statement Schedules beginning at page 73 of this Report.

(c) The Index to Consolidated Financial Statements and Supplemental Schedules is included following the signatures, beginning at page 47 of this Report

(d) Supplemental Reserve Information (unaudited) is included in Note 17 to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be been signed in its behalf by the undersigned, thereunto duly authorized.

SPINDLETOP OIL & GAS CO.

Date April 17, 2018

By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures
Principal Executive Officers	Capacity	Date

/s/ Chris Mazzini
	President, Director	April 17, 2018
Chris Mazzini	(Chief Executive Officer

/s/ Michelle Mazzini
	Vice President, Secretary,	April 17, 2018
Michelle Mazzini	Treasurer, Director

/s/ Ted R. Munselle
	Director	April17, 2018
Ted R. Munselle

/s/ Robert E. Corbin	Controller (Principal Financial	April 17, 2018
and Accounting Officer)
Robert E. Corbin

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
Index to Consolidated Financial Statements and Schedules

Page

Report of Independent Registered Public Accounting Firm	49-50

Consolidated Balance Sheets - December 31, 2017 and 2016	51-52

Consolidated Statements of Operations for the years ended
December 31, 2017, 2016, and 2015	53

Consolidated Statements of Changes in Shareholders'
Equity for the years ended December 31, 2017, 2016, and 2015	54

Consolidated Statements of Cash Flows for the years ended
December 31, 2017, 2016, and 2015	55

Notes to Consolidated Financial Statements	56

Schedules for the years ended December 31, 2017, 2016, and 2015
II - Valuation and Qualifying Accounts	73
III - Real Estate and Accumulated Depreciation	74

All other schedules have been omitted because they are not applicable, not required, or the information has been supplied in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Spindletop Oil & Gas Co.

Opinion of the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Spindletop Oil & Gas Co. (A Texas Corporation) and subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Supplemental Information

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

We are uncertain as to the year our predecessor firm began serving as the auditor of the Company’s consolidated financial statements; however, we are aware that we have been the Company’s auditor consecutively since at least 1995.

/s/ Farmer, Fuqua & Huff, P.C.

Richardson, Texas

April 17, 2018

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016
ASSETS

Current Assets
Cash and cash equivalents	$ 11,707,000	$ 11,021,000
Restricted cash	363,000	363,000
Accounts receivable	3,178,000	1,928,000
Income tax receivable	259,000	927,000
Total Current Assets	15,507,000	14,239,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	28,566,000	29,661,000
Rental equipment	406,000	406,000
Gas gathering system	115,000	115,000
Other property and equipment	296,000	296,000
	29,383,000	30,478,000
Accumulated depreciation and amortization	(24,804,000)	(24,329,000)
Total Property and Equipment	4,579,000	6,149,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,580,000	1,580,000
Accumulated depreciation	(897,000)	(850,000)
Total Real Estate Property	1,371,000	1,418,000

Other Assets
Other long-term investments	2,666,000	1,550,000
Other	9,000	9,000
Total Other Assets	2,675,000	1,559,000
Total Assets	$ 24,132,000	$ 23,365,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS Co. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 5,608,000	$ 5,291,000
Total Current Liabilities	5,608,000	5,291,000

Noncurrent Liabilities
Asset retirement obligation	1,180,000	916,000
Total Noncurrent Liabilities	1,180,000	916,000

Deferred Income Tax Payable	207,000	18,000

Total Liabilities	6,995,000	6,225,000

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 6,936,269 shares outstanding at December 31, 2017 and at December 31, 2016.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury stock, at cost	(1,536,000)	(1,536,000)
Retained earnings	17,653,000	17,656,000
Total Shareholders' Equity	17,137,000	17,140,000
Total Liabilities and Shareholders' Equity	$ 24,132,000	$ 23,365,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2017	2016	2015
Revenues
Oil and gas revenues	$ 4,495,000	$ 3,320,000	$ 4,841,000
Revenue from lease operations	394,000	415,000	481,000
Gas gathering, compression, equipment rental	126,000	114,000	141,000
Real estate rental income	274,000	314,000	230,000
Interest Income	167,000	83,000	68,000
Other	148,000	269,000	183,000
Total Revenues	5,604,000	4,515,000	5,944,000

Expenses
Lease operations	1,542,000	1,499,000	2,365,000
Production taxes, gathering and marketing	515,000	422,000	600,000
Pipeline and rental operations	40,000	46,000	32,000
Real estate operations	183,000	175,000	215,000
Depreciation and amortization	522,000	1,104,000	2,426,000
Impairment of oil & gas properties	-	695,000	5,116,000
ARO accretion expense	12,000	36,000	35,000
General and administrative	2,560,000	2,512,000	3,198,000
Total Expenses	5,374,000	6,489,000	13,987,000
Income (Loss) Before Income Tax	230,000	(1,974,000)	(8,043,000)

Current income tax provision (benefit)	44,000	(173,000)	(928,000)
Deferred income tax provision (benefit)	189,000	(472,000)	(1,338,000)
Total income tax provision (benefit)	233,000	(645,000)	(2,266,000)
Net (Loss)	$ (3,000)	$ (1,329,000)	$ (5,777,000)

Earnings (Loss) per Share of Common Stock
Basic and Diluted	$ -	$ (0.19)	$ (0.83)

Weighted Average Shares Outstanding
Basic and Diluted	6,936,269	6,936,269	6,936,269

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2017, 2016, and 2015

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings

Balance December 31, 2014	7,677,471	$77,000	$943,000	741,202	($1,536,000)	$24,762,000

Net Loss	-	-	-	-	-	(5,777,000)
Balance December 31, 2015	7,677,471	77,000	943,000	741,202	(1,536,000)	18,985,000

Net Loss	-	-	-	-	-	(1,329,000)
Balance December 31, 2016	7,677,471	77,000	943,000	741,202	(1,536,000)	17,656,000

Net Loss	-	-	-	-	-	(3,000)
Balance December 31, 2017	7,677,471	$77,000	$943,000	741,202	($1,536,000)	$17,653,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended
	December 31,	December 31,	December 31,
	2017	2016	2015
Cash Flows from Operating Activities
Net (Loss)	$ (3,000)	$ (1,329,000)	$ (5,777,000)
Reconciliation of net (loss) to net cash
provided by operating activities
Depreciation and amortization	522,000	1,104,000	2,426,000
Impairment of oil and gas properties	-	695,000	5,116,000
Accretion of asset retirement obligation	12,000	36,000	35,000
Insurance proceeds received for environmental remediation	278,000	-	-
Gain on insurance proceeds received	(157,000)	-	-
Changes in accounts receivable	(671,000)	(93,000)	318,000
Changes in income tax receivable	668,000	(173,000)	(582,000)
Changes in accts payable and accrued liabilities	222,000	(518,000)	(545,000)
Changes in deferred Income tax payable	189,000	(472,000)	(1,338,000)
Other	-	(3,000)	12,000
Net cash provided (used) for operating activities	1,060,000	(753,000)	(335,000)

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development	(192,000)	(990,000)	(1,114,000)
Other long-term investments	(1,116,000)	50,000	-
Proceeds from sale of oil and gas properties	934,000	-	-
Refund of prepaid drilling costs not spent	-	232,000	-
Net cash (used) for investing activities	(374,000)	(708,000)	(1,114,000)

Increase (decrease) in cash, cash equivalents, and restricted cash	686,000	(1,461,000)	(1,449,000)

Cash, cash equivalents, and restricted cash at beginning of period	11,384,000	12,845,000	14,294,000
Cash, cash equivalents, and restricted cash at end of period	$ 12,070,000	$ 11,384,000	$ 12,845,000

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

If unamortized costs capitalized within a cost center, less related deferred income taxes, exceed the cost center ceiling (as defined), the excess is charged to expense and separately disclosed during the period in which the excess occurs. Amounts required to be written off will not be reinstated for any subsequent increase in the cost center ceiling. For the years ended December 31, 2016 and 2015, the Company recorded an impairment expense in the carrying value of its proved oil and gas properties of $695,000 and $5,116,000 respectively. These impairments were due primarily to declines in the average realized prices for sales of its crude oil and natural gas. There were no impairments for the year ended December 31, 2017.

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

 Investments in Real Estate

All investments in real estate holdings are stated at cost or adjusted carrying value. ASC Topic 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, requires that a property be considered impaired if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. If impairment exists, an impairment loss is recognized by a charge against earnings equal to the amount by which the carrying amount of the property exceeds fair market value less cost to sell the property. If impairment of a property is recognized, the carrying amount of the property is reduced by the amount of the impairment, and a new cost for the property is established. Depreciation is provided over the properties estimated remaining useful life. There was no charge to earnings during 2017, 2016, or 2015 due to impairment of real estate holdings.

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

The following table reflects the changes of the asset retirement obligations during the period ending December 31;

	2017	2016
Carrying amount of asset retirement obligation	$ 916,000	$ 1,121,000
Liabilities added	304,000	18,000
Liabilities divested or settled	(52,000)	(259,000)
Current period accretion expenses	12,000	36,000
Carrying amount as of December 31,	$ 1,180,000	$ 916,000

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

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under existing generally accepted accounting principles.  This new standard is based upon the principal that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017. The Company has completed its review of its primary oil and natural gas marketing agreements in order to assess the impact of adoption, and it has assessed that adoption of this standard will not have a material impact on the Company's financial statements because revenue will continue to be recognized as production is delivered.  The Company is adopting this standard in the first quarter of 2018 utilizing the modified retrospective method.

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

Currently, there are no other new accounting pronouncements that were issued to be effective in 2017 or subsequent thereto that would have a material impact on the Company’s financial reporting.

Subsequent Events

The Company has evaluated subsequent events through the issuance date of April 17, 2018. See Footnote 7 for discussion of IRC Section 1031-Like Kind Exchange transactions settled subsequent to year end.

3. ACCOUNTS RECEIVABLE

	December 31,
	2017	2016

Trade	$ 155,000	$ 132,000
Accrued receivable	2,459,000	1,811,000
Qualified Intermediary	579,000	-
	3,193,000	1,943,000
Less: Allowance for losses	(15,000)	(15,000)
	$ 3,178,000	$ 1,928,000

Receivable from Qualified Intermediary is funds on deposit related to sale proceeds for which the Company is pursuing treatment under IRC Section 1031-Like Kind Exchange. These funds are released as the 180 day replacement period expires.

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

4. ACCOUNTS PAYABLE

	December 31,
	2017	2016

Trade payables	$ 2,139,000	$ 1,619,000
Production proceeds payable	2,789,000	2,912,000
Prepaid drilling costs	680,000	760,000
	$ 5,608,000	$ 5,291,000

5. RELATED PARTY TRANSACTIONS

On October 1, 2008, Giant entered into an Administrative Services Agreement with the Company whereby Giant pays the Company $250 per month for the Company providing administrative services to Giant. The Company also entered into a management services agreement with MRO whereby MRO made monthly payments in the amount of $1,000 per month to the Company in exchange for the Company providing administrative services to MRO. The Company’s agreement with MRO was terminated effective September 1, 2015 when MRO became inactive and the payment ceased. On October 1, 2008, the Company entered into a similar agreement with Giant NRG, LP (“NRG”) a limited partnership with Chris Mazzini and Michelle Mazzini as limited partners. Under this agreement NRG pays a monthly fee of $2,500 to the Company in exchange for the Company providing certain administrative services to NRG. Effective August 1, 2016, this administrative services fee was reduced to $1,500 per month. The Company has entered into a similar arrangement with Peveler Pipeline, LP ("Peveler"), whereby Peveler pays the Company a monthly charge of $250 in exchange for the Company providing administrative services to Peveler. Chris and Michelle Mazzini are the owners of Peveler Pipeline, LP, a limited partnership which owns a pipeline gathering system servicing wells owned by Giant, another related entity, described elsewhere in this report. The Company entered into a similar agreement with M-R Ventures, LLC (“MRV”) a limited liability company that operates some wells in Michigan, and that is owned by Chris and Michelle Mazzini. Pursuant to this agreement, MRV pays the Company a monthly fee in the amount of $500 for certain administrative services that the Company provides to MRV. The Company entered into a similar agreement with Reserve Royalty Company (“Reserve”) a sole proprietorship that holds some royalty interests owned by Chris and Michelle Mazzini. Pursuant to this agreement, Reserve pays the Company a monthly fee in the amount of $350 for certain administrative services that the Company provides to Reserve.

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

During the three year period ending December 31, 2017, the Company did not issue any compensation related to share-based payments.

The Company has not approved nor authorized any standing repurchase program for its common stock.

The Company made no repurchases of its common stock during 2015, 2016 or 2017.

The repurchased shares are held as Treasury Stock.

7. INCOME TAXES

The Company accounts for income taxes pursuant to ASC Topic 740-10, "Accounting for Income Taxes". ASC Topic 740-10 utilizes the liability method of computing deferred income taxes.

Income tax differed from the amounts computed by applying an effective United States federal income tax rate of 34% to pretax income in 2017, 2016 and 2015 as a result of the following:

61

	2017	2016	2015
Computed expected tax expense (benefit)	$ 78,000	$ (671,000)	$ (2,735,000)

Miscellaneous timing differences
related to book and tax depletion
differences and the expensing of
intangible drilling costs	(89,000)	380,000	1,978,000
NOL Carryforward	(106,000)	118,000	-
Gain on sale of oil and gas properties	235,000
Expired and surrendered leases	(74,000)
Correction of prior year estimate	-	-	(171,000)

Expected Federal income tax expense (benefit)	$ 44,000	$ (173,000)	$ (928,000)

Income Tax expense (benefit) for the years ended December 31, 2017, 2016, and 2015 consisted of the following:

	2017	2016	2015
Federal income taxes (benefit)	$ 44,000	$ (173,000)	$ (928,000)
State income taxes	-	-	-
Current income tax provision (benefit)	$ 44,000	$ (173,000)	$ (928,000)

Deferred income taxes reflect the effects of temporary differences between the tax bases of assets and liabilities and the reported amounts of those assets and liabilities for financial reporting purposes. Deferred income taxes also reflect the value of investment tax credits and an offsetting valuation allowance. The Company's total deferred tax assets and corresponding valuation allowance at December 31, 2017 and 2016 consisted of the following:

	December 31,
	2017	2016
Deferred tax assets
Depletion and amortization	414,000	1,137,000
Expired leasehold	121,000	250,000
Other, net	4,000	7,000
Depreciation	15,000	-
Total deferred tax assets	554,000	1,394,000

Deferred tax liabilities
Intangible drilling costs	(656,000)	(1,323,000)
Installment sale income	(105,000)	-
Depreciation	-	(89,000)
Total deferred tax liability	(761,000)	(1,412,000)
Net deferred income tax payable	$ (207,000)	$ (18,000)

On December 22, 2017, the U.S. Congress enacted the Tax Cuts and Jobs Act (the “Act”) which made significant changes to U.S. federal income tax law, including lowering the federal statutory corporate income tax rate to 21% beginning January 1, 2018. The income tax effects of changes in tax laws are recognized in the period when enacted. While the Company continues to assess the impact of the tax reform legislation on its business and consolidated financial statements, the Company re-measured its deferred tax balances by applying the reduced rate and recorded a provisional deferred tax expense of $189,000 during the year ended December 31, 2017. The change in the deferred tax balances due to the rate reduction has been calculated to comprise $128,000 of the $189,000 reported in the consolidated statements of operations for the year ended December 31, 2017.

Due to the uncertainty or diversity in views about the application of ASC 740 in the period of enactment of the Act, the SEC issued Staff Accounting Bulletin 118 (“SAB 118”) which allows the Company to provide a provisional estimate of the impacts of the Act in its earnings for the year ended December 31, 2017. The Company's estimate does not reflect effects of any state tax law changes and uncertainties regarding interpretations that may arise as a result of federal tax reform. The Company will continue to analyze the effects of the Act in its consolidated financial statements and operations. Additional impacts from the enactment of the Act will be recorded as they are identified during the one-year measurement period provided for in SAB 118. As of December 31, 2017, the Company has not completed its accounting for the tax effects of enactment of the Act; however, the Company has made a reasonable estimate of the effects on its existing deferred tax balances.

8. CASH FLOW INFORMATION

The Company does not consider any of its assets, other than cash and certificates of deposit shown as cash on the balance sheet, to meet the definition of a cash equivalent.

Net cash provided by operating activities includes cash payments for the following:

	2017	2016	2015

Income taxes	$ 130,000	$ -	$ 50,000

Excluded from the Consolidated Statements of Cash Flows were the effects of certain non-cash investing and financing activities as follows:

	2017	2016	2015
Addition (Reduction) of oil & gas
properties by recognitions of
asset retirement obligation	$ 251,184	$ (239,000)	$ 8,000
	$ 251,184	$ (239,000)	$ 8,000

Proceeds from sales of oil and gas properties	$ 4,767,000	$ -	$ -
Less:
Capital acquisition under IRC Section 1031	(3,228,000)	-	-
Qualified Intermediary accounts receivable	(579,000)	-	-
Negotiated settlements	(26,000)	-	-
	$ 934,000	$ -	$ -

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

As of December 31, 2017 the Company had approximately $7,501,000 in checking and money market accounts at one bank, $5,059,000 at a second bank, $850,000 and $764,000 invested at two other banks. The Company also had approximately $2,666,000 of long-term certificates of deposit invested at these banks. Cash amounts on deposit at these institutions exceeded current per account FDIC protection limits by approximately $10,296,000.

Most of the Company's business activity is located in Texas. Accounts receivable as of December 31, 2017 and 2016 are due from both individual and institutional owners of joint interests in oil and gas wells as well as purchasers of oil and natural gas. A portion of the Company's ability to collect these receivables is dependent upon revenues generated from sales of oil and natural gas produced by the related wells.

11. FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments at December 31, 2017 and 2016 follows:

	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash	$ 11,707,000	$ 11,707,000	$ 11,021,000	$ 11,021,000
Restricted cash	363,000	363,000	363,000	363,000
Long-term investments	2,666,000	2,666,000	1,550,000	1,550,000
Accounts receivable	3,178,000	3,178,000	1,928,000	1,928,000

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

At December 31, 2017 the Company has acquired bonds and letters of credit issued in favor of various state regulatory agencies as mandated by state law in order to comply with financial assurance regulations required to perform oil and gas operations within the various state jurisdictions.

The Company has seven, $5,000 single-well bonds totaling $35,000 and one $10,000 single well bond with an insurance company, for wells the Company operates in Alabama.  The $5,000 bonds are written for a three year period and have been expiration dates of August 1, 2019.   The $10,000 bond is written for a one year period and expires February 28, 2018.  Subsequent to year-end, this bond has been extended through February 28, 2019.

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

The Company also has nine letters of credit secured with nine certificates of deposit at a second bank totaling $1,546,000.  The letters of credit have expiration dates ranging from January 31, 2018 to February 23, 2020.

13. ADDITIONAL OPERATIONS AND BALANCE SHEET INFORMATION

Certain information about the Company's operations for the years ended December 31, 2017, 2016 and 2015 follows.

Dependence on Customers

The following is a summary of a partial list of purchasers / operators (listed by percent of total oil and natural gas sales) from oil and natural gas produced by the Company for the three-year period ended December 31, 2017:

Purchaser / Operator	2017	2016	2015
Sunoco Partners Marketing	18%	12%	5%
Targa Midstream Services, LLC	13%	14%	9%
Enlink Gas Marketing, LTD.	13%	9%	6%
Eastex Crude Company	7%	10%	8%
ETX Energy, LLC formerly New Gulf Resources	7%	13%	16%
Shell Trading (US) Company	4%	4%	4%
Midcoast Energy Partners LP	4%	4%	2%
Pruet Production Co.	3%	3%	7%
Valero Energy Corporation	3%	2%	3%
LPC Crude Oil Marketing LLC	3%	3%	2%
Enervest Operating, LLC	3%	2%	2%
DCP Midstream, LP	3%	3%	2%
ACE Gathering, Inc.	2%	0%	0%
OXY USA, Inc.	2%	4%	4%
ETC Texas Pipeline, Ltd	2%	1%	0%
Lucid Energy Group II (Formerly Agave Energy Co.)	2%	0%	0%
Phillips 66	1%	1%	2%
XTO Energy, Inc.	1%	1%	1%
Courson Oil & Gas, Inc.	1%	1%	1%

Webb Energy Resources, Inc.	1%	1%	0%
Empire Pipeline Corp.	1%	1%	1%
Barnett Gathering, LP	1%	0%	0%
Sandridge Energy, Inc.	1%	1%	0%
Range Resources Corporation	1%	1%	0%
Ward Petrolum Corporation	1%	1%	2%
Enterprise Crude Oil, LLC	0%	1%	2%
Corum Production Company	0%	1%	0%
Agave Energy Company	0%	2%	1%
Linear Energy Management LLC	0%	1%	0%
BP America Production Company	0%	0%	1%
Enbridge Energy Partners	0%	0%	7%
Upstream Energy Services	0%	0%	1%

Oil and natural gas is sold to approximately 104 different purchasers under market sensitive, short-term contracts computed on a month to month basis.

Except as set forth above, there are no other customers of the Company that individually accounted for more than one percent (1%) of the Company's oil and gas revenues during the three years ended

December 31, 2017.

The Company currently has no hedged contracts.

Certain revenues, costs and expenses related to the Company's oil and gas operations are as follows:

	Year Ended December 31,
	2017	2016	2015
Capitalized costs relating to oil and gas
producing activities:
Unproved properties	$ 1,891,000	$ 1,891,000	$ 1,872,000
Proved properties	26,675,000	27,770,000	27,272,000
Total capitalized costs	28,566,000	29,661,000	29,144,000
Accumulated amortization	(24,015,000)	(23,557,000)	(21,824,000)
Total capitalized costs, net	$ 4,551,000	6,104,000	7,320,000

	Year Ended December 31,
	2017	2016	2015
Costs incurred in oil and gas property
acquisitions, exploration and development:
Acquisition of properties	$ 3,629,000	$ 470,000	$ 15,000
Development costs	856,000	281,000	1,549,000
Total costs incurred	$ 4,485,000	$ 751,000	$ 1,564,000

	Year Ended December 31,
	2017	2016	2015
Results of operations from producing activities:
Sales of oil and gas	$ 4,495,000	$ 3,320,000	$ 4,841,000

Production costs	2,058,000	1,920,000	2,965,000
Amortization of oil and gas properties	458,000	1,038,000	2,351,000
Total production costs	2,516,000	2,958,000	5,316,000
Total net revenue	$ 1,979,000	$ 362,000	$ (475,000)

Year Ended December 31,
	2017	2016	2015
Sales price per equivalent Mcf	$ 4.85	$ 3.76	$ 4.34
Production costs per equivalent Mcf	$ 2.22	$ 2.17	$ 2.66
Amortization per equivalent Mcf	$ 0.49	$ 1.17	$ 2.11

	Year Ended December 31,
	2017	2016	2015
Results of operations from gas gathering
and equipment rental activities:
Revenue	$ 126,000	$ 114,000	$ 141,000
Operating expenses	40,000	46,000	32,000
Depreciation	5,000	13,000	13,000
Total costs	45,000	59,000	45,000
Total net revenue	$ 81,000	$ 55,000	$ 96,000

14. BUSINESS SEGMENTS

The Company's three business segments are (1) oil and gas exploration, acquisition, production and operations, (2) transportation and compression of natural gas, and (3) commercial real estate investment. Management has chosen to organize the Company into the three segments based on the products or services provided. The following is a summary of selected information for these segments for the three-year period ended December 31, 2017:

	Year Ended December 31,
	2017	2016	2015
Revenues: (1)
Oil and gas exploration, production	$ 4,889,000	$ 3,735,000	$ 5,322,000
and operations
Gas gathering, compression and	126,000	114,000	141,000
equipment rental
Real estate rental	274,000	314,000	230,000
	$ 5,289,000	$ 4,163,000	$ 5,693,000

	Year Ended December 31,
	2017	2016	2015
Depreciation, depletion, and
amortization expense:
Oil and gas exploration, production	$ 461,000	$ 1,043,000	$ 2,365,000
and operations
Impairment of oil and gas assets	-	695,000	5,116,000
Gas gathering, compression and	13,000	13,000	13,000
equipment rental
Real estate rental	48,000	48,000	48,000
	$ 522,000	$ 1,799,000	$ 7,542,000

	Year Ended December 31,
	2017	2016	2015
Income (loss) from operations:
Oil and gas exploration, production	$ 2,359,000	$ 40,000	$ (5,159,000)
and operations
Gas gathering, compression and	73,000	55,000	96,000
equipment rental
Real estate rental	43,000	91,000	(33,000)
	2,475,000	186,000	(5,096,000)
Corporate and other (2)	(2,478,000)	(1,515,000)	(681,000)
Consolidated net income (loss)	$ (3,000)	$ (1,329,000)	$ (5,777,000)

	Year Ended December 31,
	2017	2016	2015
Identifiable assets net of DDA:
Oil and gas exploration, production
and operations	$ 4,574,000	$ 6,139,000	$ 7,361,000
Gas gathering, compression and
equipment rental	5,000	10,000	23,000
Real estate rental	1,371,000	1,418,000	1,465,000
	5,950,000	7,567,000	8,849,000
Corporate and other (3)	18,182,000	15,798,000	17,040,000
Consolidated total assets	$ 24,132,000	$ 23,365,000	$ 25,889,000

Note (1): All reported revenues are from external customers.

Note (2): Corporate and other includes general and administrative expenses,

other non-operating income and expense and income taxes.

Note (3): Corporate and other includes cash, accounts and notes receivable,

inventory, other property and equipment and intangible assets.

15. SUPPLEMENTARY INCOME STATEMENT INFORMATION

The following items were charged directly to expense:

	Year Ended December 31,
	2017	2016	2015
Maintenance and repairs	$ 38,000	$ 12,000	$ 21,000
Production taxes	154,000	127,000	190,000
Taxes, other than payroll and income taxes	11,000	8,000	35,000

16. QUARTERLY DATA (UNAUDITED)

The table below reflects selected quarterly information for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$ 1,294,000	$ 1,327,000	$ 1,274,000	$ 1,709,000
Expense	(1,272,000)	(1,442,000)	(1,317,000)	(1,343,000)
Operating income (loss)	22,000	(115,000)	(43,000)	366,000
Current tax (provision) benefit	(5,000)	4,000	1,000	(44,000)
Deferred tax (provision) benefit	185,000	249,000	287,000	(910,000)
Net income (loss)	$ 202,000	$ 138,000	$ 245,000	$ (588,000)
Earnings (loss) per share of
common stock
Basic and diluted	$ 0.03	$ 0.02	$ 0.04	$ (0.09)

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$ 893,000	$ 1,356,000	$ 1,089,000	$ 1,177,000
Expense	(1,345,000)	(1,540,000)	(1,347,000)	(2,257,000)
Operating income (loss)	(452,000)	(184,000)	(258,000)	(1,080,000)
Current tax (provision) benefit	0.00	-	-	173,000
Deferred tax (provision) benefit	152,000	270,000	155,000	(105,000)
Net income (loss)	$ (300,000)	$ 86,000	$ (103,000)	$ (1,012,000)
Earnings (loss) per share of
common stock
Basic and diluted	$ (0.04)	$ 0.01	$ (0.01)	$ (0.15)

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$ 1,456,000	$ 1,496,000	$ 1,551,000	$ 1,441,000
Expense	(1,895,000)	(2,110,000)	(2,097,000)	(7,885,000)
Operating income (loss)	(439,000)	(614,000)	(546,000)	(6,444,000)
Current tax (provision) benefit	50,000	384,000	(262,000)	756,000
Deferred tax (provision) benefit	233,000	278,000	329,000	498,000
Net income (loss)	$ (156,000)	$ 48,000	$ (479,000)	$ (5,190,000)
Earnings (loss) per share of
common stock
Basic and diluted	$ (0.02)	$ 0.01	$ (0.07)	$ (0.75)

17. SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

The Company’s net proved oil and natural gas reserves as of December 31, 2017, 2016, and 2015, have been estimated by Company personnel.

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

The following reserve estimates were based on existing economic and operating conditions. Oil and natural gas prices for 2017, 2016, and 2015 were calculated using a 12-month average price, calculated as the un-weighted arithmetic average of the first-day-of-the month price for each month of each year. Operating costs, production and ad valorem taxes and future development costs were based on current costs with no escalation.

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

Changes in Estimated Quantities of Proved Oil and Gas Reserves (Unaudited):

Quantities of Proved Reserves:	Crude Oil Bbls	Natural Gas Mcf
Balance December 31, 2014	404,506	6,839,491
Sales of reserves in place	-	(121,810)
Acquired properties	-	-
Extensions and discoveries	38,800	107,480
Revisions of previous estimates *	(93,559)	(2,054,712)
Production	(64,207)	(730,709)
Balance December 31, 2015	285,540	4,039,740
Sales of reserves in place	-	-
Acquired properties	65,520	118,030
Extensions and discoveries	17,150	4,670
Revisions of previous estimates *	(4,682)	262,897
Production	(50,248)	(582,348)
Balance December 30, 2016	313,280	3,842,989
Sales of reserves in place	(80)	(54,210)
Acquired properties	24,800	3,589,330
Extensions and discoveries	630	310,000
Revisions of previous estimates *	21,392	104,975
Production	(51,082)	(619,654)
Balance December 31, 2017	308,940	7,173,430
	-	-
* May also include divestitures, not only changes in engineering.

Proved Developed Reserves:
Balance December 31, 2015	285,540	4,039,740
Balance December 30, 2016	313,280	3,842,989
Balance December 31, 2017	308,940	7,173,430

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

Reserve estimates were prepared in accordance with standard Security and Exchange Commission guidelines. The future net cash flow for 2017, 2016, and 2015, was computed using a 12-month average price, calculated as the un-weighted arithmetic average of the first-day-of-the month price for each month of the year. Lease operating costs, compression, dehydration, transportation, ad valorem taxes, severance taxes, and federal income taxes were deducted. Costs and prices were held constant and were not escalated over the life of the properties. No deduction has been made for interest. The annual discount of estimated future cash flows is defined, for use herein, as future cash flows discounted at 10% per year, over the expected period of realization.

Proved Developed Reserves were calculated based on Decline Curve Analysis on 61 operated wells and 64 non-operated wells. Materially insignificant operated and non-operated wells were excluded from the reserve estimate.

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

	Year Ended December 31,
	2017	2016	2015
Future production revenue	$ 33,992,000	$ 19,964,000	$ 21,230,000
Future development costs	-	-	-
Future production costs	(18,700,000)	(10,801,000)	(10,989,000)
Future net cash flow before Federal income taxes	15,292,000	9,163,000	10,241,000
Future income taxes	(3,211,000)	(2,566,000)	(2,867,000)
Future net cash flows	12,081,000	6,597,000	7,374,000
Effect of 10% annual discounting	(2,287,000)	(574,000)	(368,000)
Standardized measure of discounted cash flows	$ 9,794,000	$ 6,023,000	$ 7,006,000

Changes in the standardized measure of discounted future net cash flows:

	Year Ended December 31,
	2017	2016	2015
Beginning of the year	$ 6,023,000	$ 7,006,000	$ 22,218,000
Sales of oil and gas, net of production costs	(2,318,000)	(1,332,000)	(1,785,000)
Net changes in prices and production costs	721,000	(662,000)	(16,505,000)
Extensions, discoveries, additions less related costs	211,000	271,000	937,000
Development costs incurred	415,000	267,000	1,474,000
Net changes in future development cost	-	-	-
Revisions of previous quantity estimates	698,000	(756,000)	(1,965,000)
Net change in purchase and sales of minerals in place	3,103,000	884,000	-
Accretion of discount	602,000	701,000	2,222,000
Net change in income taxes	(250,000)	(80,000)	1,516,000
Other	589,000	(276,000)	(1,106,000)
End of year	$ 9,794,000	$ 6,023,000	$ 7,006,000

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

SCHEDULE I I

	Balance	Costs & Expenses	Deductions	Ending Balance
Allowance for doubtful accounts

December 31, 2015	$15,000	$-	$-	$15,000

December 31, 2016	$15,000	$-	$-	$15,000

December 31, 2017	$15,000	$-	$-	$15,000

SCHEDULE III

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION

Initial Cost to Corporation					Total Cost
Description		Encumbrances	Land	Buildings	Subsequent to Acquisition

Two story multi-tenant garden office building with sub-grade parking garage located in Dallas, Texas		(b)	$ 688,000	$ 1,298,000	$ 282,000

Gross amounts at which carried at close of year

Land	Buildings	Total	Accumulated Depreciation	Life on which Depreciation Calculated	Date Acquired

$ 688,000	$1,580,000	$ 2,268,000	$ 897,000	(a)	12/27/2004

Notes to Schedule III

(a) See Footnote 2 to the Financial Statements outlining depreciation methods and lives.

(b) None

(c) The reconciliation for investments in real estate and accumulated depreciation for the years ended December 31, 2017 are as follows

	Investments in Real Estate	Accumulated Depreciation
Balance, December 31, 2005	$ 1,986,000	$ 49,000
Acquisitions	210,000
Depreciation expense		71,000
Balance, December 31, 2006	2,196,000	120,000
Acquisitions	34,000
Depreciation expense		84,000
Balance, December 31, 2007	2,230,000	204,000
Acquisitions	38,000
Depreciation expense		96,000
Balance, December 31, 2008	2,268,000	300,000
Acquisitions
Depreciation expense		100,000
Balance, December 31, 2009	2,268,000	400,000

Acquisitions
Depreciation expense		101,000
Balance, December 31, 2010	2,268,000	501,000
Acquisitions
Depreciation expense		100,000
Balance, December 31, 2011	2,268,000	601,000
Acquisitions
Depreciation expense		51,000
Balance, December 31, 2012	2,268,000	652,000
Acquisitions
Depreciation expense		52,000
Balance, December 31, 2013	2,268,000	704,000
Acquisitions
Depreciation expense		52,000
Balance, December 31, 2014	2,268,000	756,000
Acquisitions
Depreciation expense		47,000
Balance, December 31, 2015	2,268,000	803,000
Acquisitions
Depreciation expense		47,000
Balance, December 31, 2016	2,268,000	850,000
Acquisitions
Depreciation expense		47,000
Balance, December 31, 2017	2,268,000	897,000

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

Date: April 17, 2018

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

Date: April 17, 2018

By:/s/ Robert E. Corbin
Robert E. Corbin
Controller, Principal Financial and Accounting Officer

Exhibit 32

Certification Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report of Spindletop Oil & Gas Co. (the “Company”), on Form 10-K for the year ended December 31, 2017 as filed with the Securities Exchange Commission on the date hereof (the “Report”), the undersigned Principal Executive Officer and Principal Financial and Accounting Officer of the Company, do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: April 17, 2018

By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

By:/s/ Robert E. Corbin
Robert E. Corbin
Controller, Principal Financial and
Accounting Officer

