Form 10-Q
period 2018-03-31
SPINDLETOP OIL & GAS CO
filed 2018-05-21
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value (Class)	6,936,269 (Outstanding at May 21, 2018)

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

FORM 10-Q
For the quarter ended March 31, 2018

Index to Consolidated Financial Statements and Schedules

Part I – Financial Information:	Page

Item 1. – Financial Statements

Consolidated Balance Sheets
March 31, 2018 (Unaudited) and December 31, 2017	4 – 5

Consolidated Statements of Operations (Unaudited)
Three Months Ended March 31, 2018 and 2017	6

Consolidated Statements of Cash Flow (Unaudited)
Three Months Ended March 31, 2018 and 2017	7

Notes to Consolidated Financial Statements	8

Item 2. – Management’s Discussion and Analysis of Financial
Condition and Results of Operations	8

Item 4. – Controls and Procedures	12

Part II – Other Information:

Item 5. – Other Information	13

Item 6. – Exhibits	15

Part I - Financial Information

Item 1. - Financial Statements

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$ 12,974,000	$ 11,707,000
Restricted cash	363,000	363,000
Accounts receivable	2,029,000	3,178,000
Income tax receivable	193,000	259,000
Total Current Assets	15,559,000	15,507,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	28,511,000	28,566,000
Rental equipment	412,000	406,000
Gas gathering system	115,000	115,000
Other property and equipment	296,000	296,000
	29,334,000	29,383,000
Accumulated depreciation and amortization	(24,923,000)	(24,804,000)
Total Property and Equipment	4,411,000	4,579,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,580,000	1,580,000
Accumulated depreciation	(909,000)	(897,000)
Total Real Estate Property	1,359,000	1,371,000

Other Assets
Other long-term investments	2,358,000	2,666,000
Other	9,000	9,000
Total Other Assets	2,367,000	2,675,000
Total Assets	$ 23,696,000	$ 24,132,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS Co. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 5,039,000	$ 5,608,000
Total Current Liabilities	5,039,000	5,608,000

Noncurrent Liabilities
Asset retirement obligation	1,129,000	1,180,000
Total Noncurrent Liabilities	1,129,000	1,180,000

Deferred Income Tax Payable	86,000	207,000

Total Liabilities	6,254,000	6,995,000

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 6,936,269 shares outstanding at March 31, 2018 and at December 31, 2017.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury stock, at cost (741,202 shares)	(1,536,000)	(1,536,000)
Retained earnings	17,958,000	17,653,000
Total Shareholders' Equity	17,442,000	17,137,000
Total Liabilities and Shareholders' Equity	$ 23,696,000	$ 24,132,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended ,
	March 31 ,	March 31 ,
	2018	2017
Revenues
Oil and gas revenues	$ 1,406,000	$ 1,057,000
Revenue from lease operations	70,000	91,000
Gas gathering, compression, equipment rental	36,000	26,000
Real estate rental income	57,000	74,000
Interest Income	49,000	28,000
Other	13,000	18,000
Total Revenues	1,631,000	1,294,000

Expenses
Lease operations	361,000	319,000
Production taxes, gathering and marketing	201,000	124,000
Pipeline and rental operations	14,000	2,000
Real estate operations	30,000	32,000
Depreciation and amortization	131,000	205,000
ARO accretion expense	9,000	9,000
General and administrative	635,000	581,000
Total Expenses	1,381,000	1,272,000
Income (Loss) Before Income Tax	250,000	22,000

Current income tax provision	66,000	5,000
Deferred income tax (benefit)	(121,000)	(185,000)
Total income tax (benefit)	(55,000)	(180,000)
Net Income	$ 305,000	$ 202,000

Earnings per Share of Common Stock
Basic and Diluted	$ 0.04	$ 0.03

Weighted Average Shares Outstanding
Basic and Diluted	6,936,269	6,936,269

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2018	2017
Cash Flows from Operating Activities
Net Income	$ 305,000	$ 202,000
Reconciliation of net income to net cash
provided by operating activities
Depreciation and amortization	131,000	205,000
Accretion of asset retirement obligation	9,000	9,000
Changes in accounts receivable	1,149,000	232,000
Changes in income tax receivable	66,000	5,000
Changes in accts payable and accrued liabilities	(569,000)	132,000
Changes in deferred income tax asset	-	(167,000)
Changes in deferred Income tax payable	(121,000)	(18,000)
Net cash provided for operating activities	970,000	600,000

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development	(11,000)	(15,000)
Other long-term investments	308,000	-
Net cash (used) for investing activities	297,000	(15,000)

Increase in cash, cash equivalents, and restricted cash	1,267,000	585,000

Cash, cash equivalents, and restricted cash at beginning of period	12,070,000	11,384,000
Cash, cash equivalents, and restricted cash at end of period	$ 13,337,000	$ 11,969,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND ORGANIZATION

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended December 31, 2017, for further information.

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

Subsequent Events

The Company has evaluated subsequent events through the issuance date of this report of May 21, 2018.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the factors listed and described at Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2017 (the “Form 10-K”).

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

Results of Operations

Three months ended March 31, 2018 compared to the three months ended March 31, 2017

Oil and gas revenues for the first quarter of 2018 were $1,406,000, as compared to $1,057,000 for the same period in 2017, an increase of approximately $349,000 or 33.0%.

Oil sales for the first three months of 2018 were approximately $718,000 compared to approximately $682,000 in the first quarter of 2017, an increase of approximately $36,000 or 5.3%. Of this net increase in oil sales, volumes for the first quarter of 2018 were approximately 15,400 bbls, compared to12,500 bbls during the first quarter of 2017, an increase of approximately 2,900 bbls, or 23.2%.

Average oil prices received were $51.95 per bbl in the first quarter of 2018 compared to $46.24 per bbl in the first three months of 2017, an increase of approximately $5.71 per bbl or 12.4%.

Natural gas revenues for the first three months of 2018 were $688,000 compared to $375,000 for the same period in 2017, an increase of $313,000 or 83.5%. Natural gas sales volumes for the first quarter of 2018 were approximately 152,000 mcf compared to approximately 107,000 mcf during the first quarter of 2017, an increase of approximately 45,000 mcf or 42.1%.

Average natural gas prices received were $3.03 per mcf in the first quarter of 2018 as compared to $2.25 per mcf in the first quarter of 2017, an increase of approximately $0.78 per mcf or 34.7%.

Revenues from lease operations was $70,000 in the first quarter of 2018 compared to $91,000 in the first quarter of 2017, a decrease of approximately $21,000 or 23.1%. This decrease is due primarily to a reduction in field operations income. Revenues from lease operations are derived from field supervision charged to operated leases along with operator overhead charges to operated leases.

Revenues from gas gathering, compression and equipment rental for the first quarter of 2018 was $36,000 compared to $26,000 in the first quarter of 2017, an increase of approximately $10,000 or 38.5%. This increase is the result of higher gas volumes produced and transported through our gathering systems.

Real estate income was approximately $57,000 during the first quarter of 2018 compared to $74,000 for the first three months of 2017, a decrease of approximately $17,000, or 23.0%. This decrease was due to vacancies at the Company’s corporate office building.

Interest income was approximately $49,000 during the first quarter of 2018, compared to approximately $28,000 during the same period in 2017, an increase of approximately $21,000 or 75.0%. The increase in interest income was due to the Company investing its funds in both long-term and short-term certificates of deposit and depository accounts paying higher rates of interest than those received in prior years.

Other revenues for the first three months of 2018 were approximately $13,000 as compared to $18,000 for the same time period in 2017, a decrease of $5,000, or 27.8%.

Lease operating expenses in the first quarter of 2018 were $361,000 as compared to $319,000 in the first quarter of 2017, a net increase of approximately $42,000, or 13.7%.  Of this net increase, approximately $6,000 is due to decreases in operating expenses billed by third-party operators on non-operated properties, offset by approximately $28,000 in operating expenses for new wells. The remaining increase of approximately $20,000 represents net overall increases in well expenditures on various properties.

Production taxes, gathering and marketing expenses in the first quarter of 2018 were approximately $201,000 as compared to $124,000 for the first quarter of 2017, an increase of approximately $77,000 or 62.1%.  These increases related directly to the increases in oil and gas revenues as described in the above paragraphs.

Pipeline and rental expenses for the first quarter of 2018 were approximately $14,000 compared to approximately $2,000 for the same time period in 2017, an increase of $12,000. The increase in 2018 is due to non-recurring repair and maintenance expenses in the first quarter of 2018.

Real estate expenses in the first quarter of 2018 were approximately $30,000 compared to $32,000 during the same period in 2017, a decrease of approximately $2,000 or 6.3%. The primary reason for the current period decrease is due to payment of an annual insurance payment made in the first quarter of 2017, which has not yet been paid in 2018. There have also been other reductions in operating expenses for the period.

Depreciation, depletion, and amortization expense for the first quarter of 2018 was $131,000 as compared to $205,000 for the first quarter of 2017, a decrease of $74,000, or 36.1%. For the first quarter of 2018, $116,000 of the amount was for amortization of the full cost pool of capitalized acquisition, exploration, and development costs as compared with $190,000 for the first quarter of 2017, a decrease of $74,000 or 39.0%. The Company re-evaluated its proved oil and gas reserve quantities as of December 31, 2017. This re-evaluated reserve base was reduced for oil and gas reserves that were produced or sold during the quarter and adjusted for newly acquired reserves or for changes in estimated production curves and future price assumptions. A depletion rate of 2.636% for the first quarter of 2018 was calculated and applied to the Company’s full cost pool of capitalized oil and gas properties as compared to 3.186% for the first quarter of 2017.

Asset Retirement Obligation (“ARO”) expense for the first three months of 2018 was approximately $9,000 as compared to approximately $9,000 for the same time period in 2017. The ARO expense is calculated to be the discounted present value of the estimated future cost to plug and abandon the Company’s producing wells.

General and administrative expenses for the first quarter of 2018 were approximately $635,000 as compared to approximately $581,000 for the first quarter of 2017, an increase of approximately $54,000 or 9.3%. The increase is due to a small increase in the number of personnel employed by the Company during the same period in 2017. This increase in personnel caused an increase related salary, payroll taxes, benefits and other direct employee costs. Health insurance costs, included in direct employee costs, also experienced a dramatic increase in the first quarter of 2018 over the same period in 2017.

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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Part II - Other Information

Item 5. – Other Information

Effective September 1, 2017, the Company sold all of its leasehold interest in a 160 acres tract of land located in Ward County, Texas. The Company retained a wellbore interest in two wells located on the acreage, one producing oil well and one shut-in well. The Company utilized IRC Section 1031-Like Kind Exchange treatment for the proceeds from this transaction, and was able to identify and acquire replacement properties comprising over 99% of the divestiture proceeds. Effective November 1, 2017, the Company acquired royalty interests ranging from 10.0% to 20.0% in eleven tracts of land located within the boundaries of an oil and gas unit located in Pickens County, Alabama. The interests acquired equate to approximately 1.58% royalty interest in the unit. During the quarter ended March 31, 2018, but with an effective date of November 1, 2017, the Company acquired operated working interests ranging from 75.57% to 89.99% in four natural gas wells with net revenue interests ranging from 56.80% to 67.49%. The properties are located in Parker and Tarrant Counties, Texas and produce from the Newark E. Barnett Shale field.

Effective January 1, 2018, the Company acquired an additional 50% working interest with a 39.5% net revenue interest in its Miller #1 well located in Jones County, Texas. This additional acquisition brought the Company’s interest in the well to a total 100% working interest with a 79% net revenue interest.

North Texas

During the quarter ended March 31, 2018, but effective December 31, 2017, the Company acquired a working interest of 2.29% with a net revenue interest of 1.71% in the Company’s Lebleu #1 well located in Comanche County, Texas. This acquisition brought the Company’s interest in in the well to a total working interest of 78.42% with a net revenue interest of 58.82%.

East Texas

Effective April 1, 2018, the Company acquired a working interest of 13.51% with a net revenue interest of 10.72% in the Company’s Watts Gas Unit #1 well located in Marion County, Texas. This acquisition brought the Company’s interest in in the well to a total working interest of 65.35% with a net revenue interest of 52.55%.

Oklahoma

Effective March 1, 2018, the Company acquired an additional 0.13% working interest with a 0.09% net revenue interest in its Sharpe 18-1 well located in Oklahoma County, Oklahoma. This additional acquisition brought the Company’s interest in the well to a total 89.25% working interest with a 66.94% net revenue interest.

Alabama

During the quarter ended March 31, 2018, but effective July 1, 2017, the Company acquired an additional 0.08% working interest with a 0.07% net revenue interest in its Fairview Carter North Oil Unit located in Lamar County, Alabama. This additional acquisition brought the Company’s interest in the Unit to a total 52.81% working interest with a 39.62% net revenue interest.

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

SPINDLETOP OIL & GAS CO.
(Registrant)

Date: May 21, 2018	By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

Date: May 21, 2018	By:/s/ Michelle H. Mazzini
Michelle H. Mazzini
Vice President, Secretary

Date: May 21, 2018	By:/s/ Robert E. Corbin
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

Date: May 21, 2018

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

Date: May 21, 2018

By:/s/ Robert E. Corbin
Robert E. Corbin
Controller, Principal Financial and
Accounting Officer

Exhibit 32.1

Certification Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Spindletop Oil & Gas Co. (the “Company”), on Form 10-Q for the quarter ended March 31, 2018 as filed with the Securities Exchange Commission on the date hereof (the “Report”), the undersigned Principal Executive Officer and Principal Financial and Accounting Officer of the Company, do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: May 21, 2018

By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

By:/s/ Robert E. Corbin
Robert E. Corbin
Controller, Principal Financial and
Accounting Officer