Form 10-Q
period 2018-06-30
SPINDLETOP OIL & GAS CO
filed 2018-08-20
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value (Class)	6,936,269 (Outstanding at August 20, 2018)

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

FORM 10-Q

For the quarter ended June 30, 2018

Index to Consolidated Financial Statements and Schedules

Part I – Financial Information:	Page

Item 1. – Financial Statements

Consolidated Balance Sheets
June 30, 2018 (Unaudited) and December 31, 2017	4 - 5

Consolidated Statements of Operations (Unaudited)
Six Months Ended June 30, 2018 and 2017, and	6
Three Months Ended June 30, 2018 and 2017

Consolidated Statements of Cash Flow (Unaudited)
Six Months Ended June 30, 2018 and 2017	7

Notes to Consolidated Financial Statements	8

Item 2. – Management’s Discussion and Analysis of Financial
Condition and Results of Operations	8

Item 4. – Controls and Procedures	13

Part II – Other Information:

Item 5. – Other Information	14

Item 6. – Exhibits	15

Part I - Financial Information

Item 1. - Financial Statements

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$ 13,514,000	$ 11,707,000
Restricted cash	363,000	363,000
Accounts receivable	1,992,000	3,178,000
Income tax receivable	176,000	259,000
Total Current Assets	16,045,000	15,507,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	28,590,000	28,566,000
Rental equipment	412,000	406,000
Gas gathering system	115,000	115,000
Other property and equipment	296,000	296,000
	29,413,000	29,383,000
Accumulated depreciation and amortization	(25,072,000)	(24,804,000)
Total Property and Equipment	4,341,000	4,579,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,580,000	1,580,000
Accumulated depreciation	(921,000)	(897,000)
Total Real Estate Property	1,347,000	1,371,000

Other Assets
Deferred Income Tax Asset	144,000	-
Other long-term investments	2,358,000	2,666,000
Other	10,000	9,000
Total Other Assets	2,512,000	2,675,000
Total Assets	$ 24,245,000	$ 24,132,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS Co. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 5,023,000	$ 5,608,000
Total Current Liabilities	5,023,000	5,608,000

Noncurrent Liabilities
Asset retirement obligation	1,078,000	1,180,000
Total Noncurrent Liabilities	1,078,000	1,180,000

Deferred Income Tax Payable	-	207,000

Total Liabilities	6,101,000	6,995,000

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 6,936,269 shares outstanding at June 30, 2018 and at December 31, 2017.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury stock, at cost	(1,536,000)	(1,536,000)
Retained earnings	18,660,000	17,653,000
Total Shareholders' Equity	18,144,000	17,137,000
Total Liabilities and Shareholders' Equity	$ 24,245,000	$ 24,132,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
Revenues
Oil and gas revenues	$ 3,270,000	$ 2,088,000	$ 1,864,000	$ 1,031,000
Revenues from lease operations	130,000	184,000	60,000	93,000
Gas gathering, compression, equipment rental	61,000	64,000	25,000	38,000
Real estate rental revenue	116,000	147,000	59,000	73,000
Interest Income	88,000	71,000	39,000	43,000
Other revenues	29,000	67,000	16,000	49,000
Total Revenues	3,694,000	2,621,000	2,063,000	1,327,000

Expenses
Lease operating expenses	738,000	681,000	377,000	362,000
Production taxes, gathering and marketing expenses	496,000	232,000	295,000	108,000
Pipeline and rental expenses	37,000	12,000	23,000	10,000
Real estate expenses	73,000	63,000	43,000	31,000
Depreciation and amortization expenses	292,000	466,000	161,000	261,000
ARO accretion expense	18,000	18,000	9,000	9,000
General and administrative expenses	1,301,000	1,242,000	666,000	661,000
Total Expenses	2,955,000	2,714,000	1,574,000	1,442,000
Income (Loss) before income tax	739,000	(93,000)	489,000	(115,000)

Current income tax provision (benefit)	83,000	1,000	17,000	(4,000)
Deferred income tax benefit	(351,000)	(434,000)	(230,000)	(249,000)
Total income tax benefit	(268,000)	(433,000)	(213,000)	(253,000)
Net Income	$ 1,007,000	$ 340,000	$ 702,000	$ 138,000

Earnings per Share of Common Stock
Basic and Diluted	$ 0.15	$ 0.05	$ 0.10	$ 0.02

Weighted Average Shares Outstanding
Basic and Diluted	6,936,269	6,936,269	6,936,269	6,936,269

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2018	2017
Cash Flows from Operating Activities
Net Income	$ 1,007,000	$ 340,000
Reconciliation of net income to net cash
provided by operating activities
Depreciation and amortization	292,000	466,000
Accretion of asset retirement obligation	18,000	18,000
Changes in accounts receivable	1,186,000	(90,000)
Changes in income tax receivable	83,000	(19,000)
Changes in accounts payable and accrued liabilities	(585,000)	417,000
Changes in deferred income tax asset	(144,000)	(416,000)
Changes in deferred Income tax payable	(207,000)	(18,000)
Changes in other assets	(1,000)	-
Net cash provided for operating activities	1,649,000	698,000

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development	(150,000)	(70,000)
Other long-term investments	308,000	-
Net cash provided (used) for investing activities	158,000	(70,000)

Increase in cash, cash equivalents, and restricted cash	1,807,000	628,000

Cash, cash equivalents, and restricted cash at beginning of period	12,070,000	11,384,000
Cash, cash equivalents, and restricted cash at end of period	$ 13,877,000	$ 12,012,000

Income taxes paid in cash	$ -	$ 20,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND ORGANIZATION

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended December 31, 2017 for further information.

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

Subsequent Events

Management has evaluated subsequent events through August 20, 2018, the date on which the financial statements were available to be issued.

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

Results of Operations

Six months ended June 30, 2018 compared to six months ended June 30, 2017

Oil and gas revenues for the first six months of 2018 were $3,270,000, as compared to $2,088,000 for the same period in 2017, an increase of approximately $1,182,000 or 56.6%

Natural gas revenue for the first six months of 2018 was $1,309,000 compared to $763,000 for the same period in 2017, an increase of approximately $546,000, or 71.56%. Natural gas sales volumes for the first six months of 2018 were approximately 433,000 mcf compared to approximately 261,000 mcf during the first six months of 2017, an increase of approximately 172,000 mcf or 65.9%.

Average natural gas prices received were $2.79 per mcf in the first six months of 2018 as compared to $2.88 per mcf in the same time period in 2017, a decrease of approximately $0.09 per mcf or 3.1%.

Oil sales for the first six months of 2018 were approximately $1,961,000 compared to approximately $1,325,000 for the first six months of 2017, an increase of approximately $636,000 or 48.0%. Oil sales volumes for the first six months of 2018 were approximately 23,200, compared to approximately 26,300 bbls during the same period in 2017, a decrease of approximately 3,100 bbls, or 11.8%.

Average oil prices received were $63.22 per bbl in the first half of 2018 compared to $46.33 per bbl in the first half of 2017, an increase of approximately $16.89 per bbl or 36.4%.

Revenues from lease operations were $130,000 in the first six months of 2018 compared to $184,000 in the first six months of 2017, a decrease of approximately $54,000 or 29.4%. This decrease is due primarily to a decrease in field supervision charges due to some operated wells that were shut-in. Revenues from lease operations are derived from field supervision charged to operated lease along with operator overhead charged to operated leases.

Revenues from gas gathering, compression and equipment rental for the first six months of 2018 were $61,000 compared to $64,000 for the same period in 2017, a decrease of $3,000 or 4.7%. These revenues are derived from gas volumes produced and transported through our gas gathering systems.

Real estate revenue was approximately $116,000 during the first six months of 2018 compared to $147,000 for the first six months of 2017, a decrease of approximately $31,000, or 21.1%. This decrease is due to vacancies at the Company’s corporate office building.

Interest income was $88,000 during the first six months of 2018 as compared to $71,000 during the same period in 2017, an increase of approximately $17,000 or 23.9%. This increase was due to the Company investing its funds in both long-term and short-term certificates of deposit and depository accounts paying higher rates of interest than those received in prior years. Interest income is derived from investments in both short-term and long-term certificates of deposit as well as money market accounts at banks.

Other revenues for the first six months of 2018 were $29,000 as compared to $67,000 for the same time period in 2017, a decrease of $38,000 or 56.7%.

Lease operating expenses in the first six months of 2018 were $738,000 as compared to $681,000 in the first six months of 2017, a net increase of $57,000, or 8.3%. Of this net increase, approximately $74,000 is due to increases in operating expenses for new wells offset by approximately $12,000 of decreases in operating expenses for existing wells billed by third-party operators on non-operated properties. The remaining decrease of approximately $5,000 represents overall decreases in well expenditures on various properties.

Production taxes, gathering and marketing expenses in the first six months of 2018 were approximately $496,000 as compared to $232,000 for the first six months of 2017, an increase of approximately $264,000, or 113.8%. These increases relate directly to the increase in oil and gas revenues as described in the above paragraphs.

Pipeline and rental expenses for the first six months of 2018 were $37,000 compared to $12,000 for the same time period in 2017, an increase of $25,000. The increase in 2018 is due to non-recurring repair and maintenance expenses in the first quarter of 2018.

Real estate expenses in the first six months of 2018 were approximately $73,000 compared to $63,000 during the same period in 2017, an increase of approximately $10,000 or 15.9%. This increase is due primarily to non-recurring HVAC expenses.

Depreciation, depletion, and amortization expenses for first six months of 2018 were $292,000 as compared to $466,000 for the same period in 2017, a decrease of $174,000, or 37.3%. $262,000 of the amount for the first six months of 2018 was for amortization of the full cost pool of capitalized costs compared to $437,000 for the same period of 2017, a decrease of $175,000 or 40.1%. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31, 2017. This re-evaluated reserve base was reduced for oil and gas reserves that were produced or sold during the first six months of 2018 and adjusted for newly acquired reserves or for changes in estimated production curves and future price assumptions.

A depletion rate of 2.636% for the first quarter of 2018 and a depletion rate of 3.320% for the second quarter of 2018 was calculated and applied to the Company’s full cost pool of capitalized oil and natural gas properties compared to rates of 3.186% and 4.130% for the first two quarters of 2017 respectively.

Asset Retirement Obligation (“ARO”) expense for the first six months of 2018 was approximately $18,000 as compared to approximately $18,000 for the same time period in 2017. The ARO expense is calculated to be the discounted present value of the estimated future cost to plug and abandon the Company’s producing wells.

General and administrative expenses for the first six months of 2018 were approximately $1,301,000 as compared to approximately $1,242,000 for the same time period of 2017, an increase of approximately $59,000 or 4.8%. This increase is due to a small increase in the number of personnel employed by the Company during the same period in 2017. This increase in personnel caused an increase in related salary, payroll taxes, benefits and other direct employee costs. Health insurance costs, included in direct employee costs, also experienced a dramatic increase in the first six months of 2018 over the same period in 2017.

Three months ended June 30, 2018 compared to three months ended June 30, 2017

Oil and natural gas revenues for the three months ended June 30, 2018 were $1,864,000, compared to $1,031,000 for the same time period in 2017, an increase of $833,000, or 80.8%.

Natural gas revenues for the second quarter of 2018 were $621,000 compared to $388,000 for the same period in 2017, an increase of $233,000 or 60.1%. Natural gas volumes sold for the second quarter of 2018 were approximately 196,000 mcf compared to approximately 135,000 mcf during the same period of 2017, an increase of approximately 61,000 mcf, or 45.2%.

Average natural gas prices received were approximately $2.55 per mcf in the second quarter of 2018 as compared to approximately $2.79 per mcf during the same period in 2017, a decrease of approximately $0.24 or 8.6%.

Oil sales for the second quarter of 2018 were approximately $1,243,000 compared to approximately $643,000 for the same period of 2017, an increase of approximately $600,000 or 93.3%. Oil volumes sold for the second quarter of 2018 were approximately 12,700 bbls compared to approximately 18,100 bbls during the same period of 2017, a decrease of approximately 5,400 bbl or 29.8%.

Average oil prices received were approximately $65.00 per bbl in the second quarter of 2018 compared to $44.42 per bbl during the same period of 2017, an increase of approximately $20.58 per bbl, or 46.3%.

Revenues from lease operations for the second quarter of 2018 were approximately $60,000 compared to approximately $93,000 for the second quarter of 2017, a decrease of approximately $33,000 or 35.5%. This decrease is due primarily to a decrease in field supervision charges due to some operated wells that were shut-in. Revenues from lease operations are derived from field supervision charged to operated lease along with operator overhead charged to operated leases.

Revenues from gas gathering, compression and equipment rental for the second quarter of 2018 were approximately $25,000, compared to approximately $38,000 for the same period in 2017, a decrease of approximately $13,000 or 34.2%. These revenues are derived from gas volumes produced and transported through our gas gathering systems.

Real estate revenue was approximately $59,000 during the second quarter of 2018 compared to $73,000 for the same time period of 2017, a decrease of approximately $14,000 or 19.2%. This decrease is due to vacancies at the Company’s corporate office building.

Interest income for the second quarter of 2018 was approximately $39,000 as compared with approximately $43,000 for the same period in 2017, a decrease of approximately $4,000 or 9.3%. Interest income is derived from investments in both short-term and long-term certificates of deposit as well as money market accounts at banks.

Other revenues for second quarter of 2018 were approximately $16,000 as compared with approximately $49,000 for the same period in 2017, a decrease of approximately $33,000 or 67.4%.

Lease operating expenses in the second quarter of 2018 were $377,000 as compared to $362,000 in the second quarter of 2017, a net increase of $15,000, or 4.1%. Of this net increase, approximately $39,000 is due to increases in operating expenses for new wells offset by approximately $2,000 of decreases in operating expenses for existing wells billed by third-party operators on non-operated properties. The remaining decrease of approximately $22,000 represents overall decreases in well expenditures on various properties.

Production taxes, gathering, transportation and marketing expenses for the second quarter of 2018 were approximately $295,000 as compared to $108,000 during the second quarter of 2017, a net increase of approximately $187,000 or 173.2%. These increases relate directly to the increase in oil and gas revenues as described in the above paragraphs.

Pipeline and rental expenses for the second quarter of 2018 were $23,000 compared to $10,000 for the same time period in 2017, an increase of $13,000, or 130.0%

Real estate expenses during the second quarter 2018 were approximately $43,000 compared to approximately $31,000 for the same period in 2017, an increase of approximately $12,000 or 38.7%. This increase is due primarily to non-recurring HVAC expenses incurred in the second quarter of 2018.

Depreciation, depletion, and amortization expenses for the second quarter of 2018 were $161,000 as compared to $261,000 for the same period in 2017, a decrease of $100,000, or 38.3%. $146,000 of the amount for the second quarter of 2018 was for amortization of the full cost pool of capitalized costs compared to $247,000 for the second quarter of 2017, a decrease of $101,000 or 40.9%. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31, 2017. This re-evaluated reserve base was reduced for oil and gas reserves that were produced or sold during the first six months of 2018 and adjusted for newly acquired reserves or for changes in estimated production curves and future price assumptions. A depletion rate of 2.636% for the first quarter of 2018 and a depletion rate of 3.320% for the second quarter of 2018 was calculated and applied to the Company’s full cost pool of capitalized oil and natural gas properties compared to rates of 3.186% and 4.130% for the first two quarters of 2017 respectively

Asset Retirement Obligation (“ARO”) expense for the second quarter of 2018 was approximately $9,000 as compared to approximately $9,000 for the same time period in 2017. The ARO expense is calculated to be the discounted present value of the estimated future cost to plug and abandon the Company’s producing wells.

General and administrative expenses for the second quarter of 2018 were $666,000 compared to $661,000 for the same period in 2017, an increase of approximately $5,000 or 0.8%.

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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Part II – Other Information

Item 5. – Other Information

West Texas

During the quarter ended June 30, 2018, the Company sold its 18.75 non-operated working interest in 51.78 net leasehold acres located in Martin County, Texas. The Company is pursuing Section 1031-Like Kind Exchange treatment for the proceeds from this transaction and has not calculated the income tax implications of the divestiture.

East Texas

During the quarter ended June 30, 2018, but effective April 1, 2018, the Company acquired a working interest of 13.51% with a net revenue interest of 10.72% in the Company’s Watts Gas Unit #1 well located in Marion County, Texas. This acquisition brought the Company’s interest in the well to a total working interest of 65.35% with a net revenue interest of 52.55%.

Oklahoma

During the quarter ended June 30, 2018, but effective March 1, 2018, the Company acquired an additional 0.13% working interest with a 0.09% net revenue interest in its Sharpe 18-1 well located in Oklahoma County, Oklahoma. This additional acquisition brought the Company’s interest in the well to a total 89.25% working interest with a 66.94% net revenue interest.

Effective June 1, 2018, the Company sold its 18.75% non-operated working interest in an 80 acre tract of land located in Grady County, Oklahoma. The Company is pursuing Section 1031 - Like Kind Exchange treatment for the proceeds from this transaction and has not calculated the income tax implications of the divestiture.

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

SPINDLETOP OIL & GAS CO.

(Registrant)

Date: August 20, 2018 By: /s/ Chris G. Mazzini

Chris G. Mazzini

President, Principal Executive Officer

Date: August 20, 2018 By: /s/ Michelle H. Mazzini

Michelle H. Mazzini

Vice President, Secretary

Date: August 20, 2018 By: /s/ Robert E. Corbin

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

Dated: August 20, 2018

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

Dated: August 20, 2018

/s/ Robert E. Corbin

ROBERT E. CORBIN

Controller, Principal Financial and

Accounting Officer

Exhibit 32.1

Certification Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Spindletop Oil & Gas Co. (the “Company”), on Form 10-Q for the quarter ended June 30, 2018 as filed with the Securities Exchange Commission on the date hereof (the “Report”), the undersigned Principal Executive Officer and Principal Financial and Accounting Officer of the Company, do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: August 20, 2018

/s/ Chris G. Mazzini

CHRIS G. MAZZINI

President, Principal Executive Officer

/s/ Robert E. Corbin

ROBERT E. CORBIN

Controller, Principal Financial and

Accounting Officer