Form 10-Q
period 2018-09-30
SPINDLETOP OIL & GAS CO
filed 2018-11-14
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value (Class)	6,936,269 (Outstanding at November 14, 2018)

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

FORM 10-Q

For the quarter ended September 30, 2018

Index to Consolidated Financial Statements and Schedules

Part I – Financial Information:	Page

Item 1. – Financial Statements

Consolidated Balance Sheets
September 30, 2018 (Unaudited) and December 31, 2017	4 - 5

Consolidated Statements of Operations (Unaudited)
Nine Months Ended September 30, 2018 and 2017, and	6
Three Months Ended September 30, 2018 and 2017

Consolidated Statements of Cash Flow (Unaudited)
Nine Months Ended September 30, 2018 and 2017	7

Notes to Consolidated Financial Statements	8

Item 2. – Management’s Discussion and Analysis of Financial
Condition and Results of Operations	8

Item 4. – Controls and Procedures	13

Part II – Other Information:

Item 5. – Other Information	14

Item 6. – Exhibits	15

Part I - Financial Information

Item 1. - Financial Statements

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$ 13,540,000	$ 11,707,000
Restricted cash	363,000	363,000
Accounts receivable	2,138,000	3,178,000
Income tax receivable	278,000	259,000
Total Current Assets	16,319,000	15,507,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	28,563,000	28,566,000
Rental equipment	412,000	406,000
Gas gathering system	115,000	115,000
Other property and equipment	296,000	296,000
	29,386,000	29,383,000
Accumulated depreciation and amortization	(25,202,000)	(24,804,000)
Total Property and Equipment	4,184,000	4,579,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,580,000	1,580,000
Accumulated depreciation	(933,000)	(897,000)
Total Real Estate Property	1,335,000	1,371,000

Other Assets
Other long-term investments	2,358,000	2,666,000
Other	10,000	9,000
Total Other Assets	2,368,000	2,675,000
Total Assets	$ 24,206,000	$ 24,132,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS Co. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 5,102,000	$ 5,608,000
Total Current Liabilities	5,102,000	5,608,000

Noncurrent Liabilities
Asset retirement obligation	1,027,000	1,180,000
Total Noncurrent Liabilities	1,027,000	1,180,000

Deferred Income Tax Payable	28,000	207,000

Total Liabilities	6,157,000	6,995,000

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 6,936,269 shares outstanding at September 30, 2018 and at December 31, 2017.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury stock, at cost	(1,536,000)	(1,536,000)
Retained earnings	18,565,000	17,653,000
Total Shareholders' Equity	18,049,000	17,137,000
Total Liabilities and Shareholders' Equity	$ 24,206,000	$ 24,132,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
Revenues
Oil and gas revenues	$ 4,538,000	$ 3,067,000	$ 1,268,000	$ 979,000
Revenues from lease operations	199,000	279,000	69,000	95,000
Gas gathering, compression, equipment rental	100,000	86,000	39,000	22,000
Real estate rental revenue	173,000	217,000	57,000	70,000
Interest Income	124,000	125,000	36,000	54,000
Other revenues	39,000	121,000	10,000	54,000
Total Revenues	5,173,000	3,895,000	1,479,000	1,274,000

Expenses
Lease operating expenses	1,106,000	1,073,000	368,000	392,000
Production taxes, gathering and marketing expenses	616,000	313,000	120,000	81,000
Pipeline and rental expenses	43,000	34,000	6,000	22,000
Real estate expenses	114,000	99,000	41,000	36,000
Depreciation and amortization expenses	433,000	740,000	141,000	274,000
ARO accretion expense	27,000	27,000	9,000	9,000
General and administrative expenses	1,920,000	1,745,000	619,000	503,000
Total Expenses	4,259,000	4,031,000	1,304,000	1,317,000
Income (Loss) before income tax	914,000	(136,000)	175,000	(43,000)

Current income tax expense (benefit)	181,000	-	98,000	(1,000)
Deferred income tax benefit	(179,000)	(721,000)	172,000	(287,000)
Total income tax benefit	2,000	(721,000)	270,000	(288,000)
Net Income	$ 912,000	$ 585,000	$ (95,000)	$ 245,000

Earnings per Share of Common Stock
Basic and Diluted	$ 0.13	$ 0.08	$ (0.01)	$ 0.04

Weighted Average Shares Outstanding
Basic and Diluted	6,936,269	6,936,269	6,936,269	6,936,269

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2018	2017
Cash Flows from Operating Activities
Net Income	$ 912,000	$ 585,000
Reconciliation of net income to net cash
provided by operating activities
Depreciation and amortization	433,000	740,000
Accretion of asset retirement obligation	27,000	27,000
Changes in accounts receivable	1,040,000	(228,000)
Changes in income tax receivable	(19,000)	734,000
Changes in accounts payable and accrued liabilities	(506,000)	397,000
Changes in deferred income tax asset	-	(703,000)
Changes in deferred Income tax payable	(179,000)	(18,000)
Changes in other assets	(1,000)	-
Net cash provided for operating activities	1,707,000	1,534,000

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development	(182,000)	(165,000)
Changes in Other long-term investments	308,000	-
Net cash provided (used) for investing activities	126,000	(165,000)

Increase in cash, cash equivalents, and restricted cash	1,833,000	1,369,000

Cash, cash equivalents, and restricted cash at beginning of period	12,070,000	11,384,000
Cash, cash equivalents, and restricted cash at end of period	$ 13,903,000	$ 12,753,000

Income taxes paid in cash	$ 200,000	$ 20,000

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

Subsequent Events

Management has evaluated subsequent events through November 14, 2018, the date on which the financial statements were available to be issued.

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

Results of Operations

Nine months ended September 30, 2018 compared to Nine months ended September 30, 2017

Oil and gas revenues for the first nine months of 2018 were $4,538,000, as compared to $3,067,000 for the same period in 2017, an increase of approximately $1,471,000 or 48.0%

Natural gas revenue for the first nine months of 2018 was $1,820,000 compared to $1,158,000 for the same period in 2017, an increase of approximately $662,000, or 57.2%. Natural gas sales volumes for the first nine months of 2018 were approximately 656,000 mcf compared to approximately 406,000 mcf during the first nine months of 2017, an increase of approximately 250,000 mcf or 61.6%.

Average natural gas prices received were $2.78 per mcf in the first nine months of 2018 as compared to $2.85 per mcf in the same time period in 2017, a decrease of approximately $0.07 per mcf or 2.5%.

Oil sales for the first nine months of 2018 were approximately $2,718,000 compared to approximately $1,909,000 for the first nine months of 2017, an increase of approximately $809,000 or 42.4%. Oil sales volumes for the first nine months of 2018 were approximately 34,200 bbls compared to approximately 43,100 bbls during the same period in 2017, a decrease of approximately 8,900 bbls, or 20.7%.

Average oil prices received were $63.87 per bbl in the first nine months of 2018 compared to $45.01 per bbl in the first nine months of 2017, an increase of approximately $18.86 per bbl or 41.9%.

Revenues from lease operations were $199,000 in the first nine months of 2018 compared to $279,000 in the first nine months of 2017, a decrease of approximately $80,000 or 28.7%. This decrease is due primarily to a decrease in field supervision charges due to some operated wells that were shut-in. Revenues from lease operations are derived from field supervision charged to operated leases along with operator overhead charges to operated leases.

Revenues from gas gathering, compression and equipment rental for the first nine months of 2018 were $100,000 compared to $86,000 for the same period in 2017, an increase of approximately $14,000 or 16.3%. This increase is due primarily to the higher volumes of gas that were transported during the period.

Real estate rental revenue was approximately $173,000 during the first nine months of 2018 compared to $217,000 for the first nine months of 2017, a decrease of approximately $44,000, or 20.3%. This decrease is due to vacancies at the Company’s corporate office building.

Interest income was $124,000 during the first nine months of 2018 as compared to $125,000 during the same period in 2017, a decrease of approximately $1,000 or 0.8%. Interest income is derived from investments in both short-term and long-term certificates of deposit as well as money market accounts at banks.

Other revenues for the first nine months of 2018 were $39,000 as compared to $121,000 for the same time period in 2017, a decrease of approximately $82,000 or 67.8%. The decrease is due primarily to non-recurring promotion income and professional service fees earned in 2017.

Lease operating expenses in the first nine months of 2018 were $1,106,000 as compared to $1,073,000 in the first nine months of 2017, a net increase of $33,000, or 3.1%. Approximately $38,000 of the increase is due to a net increase in operating expenses billed by third-party operators on non-operated properties along with approximately $97,000 of operating expenses on new wells acquired since the third quarter 2017. There was a net decrease in workover expense of approximately $133,000. The remaining $31,000 increase represents net increases and decreases on various properties due to general price fluctuations and levels of operation activity.

Production taxes, gathering and marketing expenses in the first nine months of 2018 were approximately $616,000 as compared to $313,000 for the first nine months of 2017, an increase of approximately $303,000, or 96.8%. Approximately $191,000 of the increase was attributable to operated properties and non-operated properties acquired since the third quarter of 2017. The remaining increase is commensurate with the increase in oil and gas prices and volumes.

Pipeline and rental expenses for the first nine months of 2018 were $43,000 compared to $34,000 for the same time period in 2017, an increase of $9,000, or 26.5%.

Real estate expenses in the first nine months of 2018 were approximately $114,000 compared to $99,000 during the same period in 2017, an increase of approximately $15,000 or 15.2%. The increase is due primarily to non-recurring HVAC expenses.

Depreciation, depletion, and amortization expenses for first nine months of 2018 were $433,000 as compared to $740,000 for the same period in 2017, a decrease of $307,000, or 41.5%. $388,000 of the amount for the first nine months of 2018 was for amortization of the full cost pool of capitalized costs compared to $696,000 for the same period of 2017, a decrease of $308,000 or 44.3%. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31, 2017. This re-evaluated reserve base was adjusted for the first nine months as of September 30, 2018 by estimating variances in average prices of oil and natural gas that occurred during the period, adding estimated quantities of oil and natural gas reserves acquired during the period, and deducting oil and natural gas reserves that were produced or sold during the period. A depletion rate of 2.636% for the first quarter of 2018, a depletion rate of 3.320% for the second quarter, and a depletion rate of 2.751% for the third quarter of 2018 was calculated and applied to the Company’s full cost pool of capitalized oil and natural gas properties compared to rates of 3.186%, 4.130%, and 4.295% for the first three quarters of 2017 respectively.

Asset Retirement Obligation (“ARO”) expense for the first nine months of 2018 was approximately $27,000 as compared to approximately $27,000 for the same time period in 2017. ARO is a calculation of the estimated present value to plug producing properties compared to the estimate made in the previous year. This recalculation was made after the Company re-evaluated its proved oil and natural gas reserves at the end of 2017.

General and administrative expenses for the first nine months of 2018 were approximately $1,920,000 as compared to approximately $1,745,000 for the same time period of 2017, an increase of approximately $175,000 or 10.0%. This increase is due to small increase in the number of personnel employed by the Company compared to the same period in 2017. This increase in personnel caused an increase in related salary, payroll taxes, benefits and other direct employee costs. Health insurance costs, included in direct employee costs, also experienced a dramatic increase in the first nine months of 2018 compared to the same period in 2017.

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Oil and natural gas revenues for the three months ended September 30, 2018 were $1,268,000, compared to $979,000 for the same time period in 2017, an increase of approximately $289,000, or 29.5%.

Natural gas revenues for the third quarter of 2018 were $511,000 compared to $395,000 for the same period in 2017, an increase of $116,000 or 29.4%. Natural gas volumes sold for the third quarter of 2018 were approximately 223,000 mcf compared to approximately 145,000 mcf during the same period of 2017, an increase of approximately 78,000 mcf, or 53.8%.

Average natural gas prices received were approximately $2.74 per mcf in the third quarter of 2018 as compared to approximately $2.83 per mcf during the same period in 2017, a decrease of approximately $0.09 or 3.2%.

Oil sales for the third quarter of 2018 were approximately $757,000 compared to approximately $584,000 for the same period of 2017, an increase of approximately $173,000 or 29.6%. Oil volumes sold for the third quarter of 2018 were approximately 11,000 bbls compared to approximately 18,600 bbls during the same period of 2017, a decrease of approximately 7,600 bbls or 40.9%.

Average oil prices received were approximately $57.61 per bbl in the third quarter of 2018 compared to $44.06 per bbl during the same period of 2017, an increase of approximately $13.55 per bbl, or 30.8%.

Revenues from lease operations for the third quarter of 2018 were approximately $69,000 compared to approximately $95,000 for the third quarter of 2017, a decrease of approximately $26,000 or 27.4%. This decrease is due primarily to a decrease in field supervision charges due to some operated wells that were shut-in. Revenues from lease operations are derived from field supervision charged to operated leases along with operator overhead charges to operated leases.

Revenues from gas gathering, compression and equipment rental for the third quarter of 2018 were approximately $39,000, compared to approximately $22,000 for the same period in 2017, an increase of approximately $17,000 or 77.3%. This increase is due primarily to the higher volumes of gas that were transported during the period.

Real estate rental revenue was approximately $57,000 during the third quarter of 2018 compared to $70,000 for the same time period of 2017, a decrease of approximately $13,000 or 18.6%. This decrease is due to vacancies at the Company’s corporate office building.

Interest income for the third quarter of 2018 was approximately $36,000 as compared with approximately $54,000 for the same period in 2017, a decrease of approximately $18,000 or 33.3%. Interest income is derived from investments in both short-term and long-term certificated of deposit.

Other revenues for third quarter of 2018 were approximately $10,000 as compared with approximately $54,000 for the same period in 2017, a decrease of approximately $44,000 or 81.5%. The decrease is due primarily to non-recurring promotion income and professional service fees earned in 2017.

Lease operating expenses in the third quarter of 2018 were $368,000 as compared to $392,000 in the third quarter of 2017, a net decrease of approximately $24,000, or 6.1%.  Approximately $25,000 of the decrease is due to a net decrease in operating expenses billed by third-party operators on non-operated properties, as well as an approximate $15,000 decrease in net workovers. This combined decrease is offset by an increase of approximately $25,000 related to new wells acquired since the third quarter of 2017. The remaining change of $9,000 represents net increases and decreases on various properties due to general price fluctuations and levels of operation activity.

Production taxes, gathering, transportation and marketing expenses for the third quarter of 2018 were approximately $120,000 as compared to $81,000 during the third quarter of 2017, a net increase of approximately $39,000 or 48.2%. The increase is due to commensurate increases in pricing and revenue, as well as the addition of operated and non-operated properties acquired since the third quarter of 2017.

Pipeline and rental expenses for the third quarter of 2018 were $6,000 compared to $22,000 for the same time period in 2017, a decrease of approximately $16,000. This increase is due primarily to $13,000 of compressor repairs in the third quarter of 2017.

Real estate expenses during the third quarter 2018 were approximately $41,000 compared to approximately $36,000 for the same period in 2017, an increase of approximately $5,000 or 13.9%.

Depreciation, depletion, and amortization expenses for the third quarter of 2018 were $141,000 as compared to $274,000 for the same period in 2017, a decrease of $133,000, or 48.5%. $126,000 of the amount for the third quarter of 2018 was for amortization of the full cost pool of capitalized costs compared to $259,000 for the third quarter of 2017, a decrease of $133,000 or 51.4%. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31, 2017. This re-evaluated reserve base was adjusted for the first nine months as of September 30, 2018 by estimating variances in average prices of oil and natural gas that occurred during the period, adding estimated quantities of oil and natural gas reserves acquired during the period, and deducting oil and natural gas reserves that were produced or sold during the period. A depletion rate of 2.636% for the first quarter of 2018, a depletion rate of 3.320% for the second quarter, and a depletion rate of 2.751% for the third quarter of 2018 was calculated and applied to the Company’s full cost pool of capitalized oil and natural gas properties compared to rates of 3.186%, 4.130%, and 4.295% for the first three quarters of 2017 respectively.

Asset Retirement Obligation (“ARO”) expense for the third quarter of 2018 was approximately $9,000 as compared to approximately $9,000 for the same time period in 2017.

General and administrative expenses for the third quarter of 2018 were $619,000 compared to $503,000 for the same period in 2017, an increase of approximately $116,000 or 23.1%. This increase is due to small increase in the number of personnel employed by the Company compared to the same period in 2017. This increase in personnel caused an increase in related salary, payroll taxes, benefits and other direct employee costs. Health insurance costs, included in direct employee costs, also experienced a dramatic increase in the first nine months of 2018 compared to the same period in 2017.

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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Part II – Other Information

Item 5. – Other Information

North Texas

During the quarter ended September 30, 2018, but effective June 1, 2018, the Company acquired additional working interests totaling 3.0% with net revenue interests of 2.25% in the Company’s Olex wells located in Denton County, Texas. This acquisition brought the Company’s interests in the wells to total working interests of 56.33% to 59.50% with net revenue interests of 42.25% to 44.625%.

Oklahoma

During the quarter ended September 30, 2018, but effective June 1, 2018, the Company sold its 18.75% non-operated working interest in an 80 acre tract of land located in Grady County, Oklahoma. The Company is pursuing Section 1031-Like Kind Exchange treatment for the proceeds from this transaction and has not calculated the income tax implications of the divestiture.

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

SPINDLETOP OIL & GAS CO.

(Registrant)

Date: November 14, 2018 By: /s/ Chris G. Mazzini

Chris G. Mazzini

President, Principal Executive Officer

Date: November 14, 2018 By: /s/ Michelle H. Mazzini

Michelle H. Mazzini

Vice President, Secretary

Date: November 14, 2018 By: /s/ Robert E. Corbin

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

Dated: November 14, 2018

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

Dated: November 14, 2018

/s/ Robert E. Corbin

ROBERT E. CORBIN

Controller, Principal Financial and

Accounting Officer

Exhibit 32.1

Certification Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Spindletop Oil & Gas Co. (the “Company”), on Form 10-Q for the quarter ended September 30, 2018 as filed with the Securities Exchange Commission on the date hereof (the “Report”), the undersigned Principal Executive Officer and Principal Financial and Accounting Officer of the Company, do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: November 14, 2018

/s/ Chris G. Mazzini

CHRIS G. MAZZINI

President, Principal Executive Officer

/s/ Robert E. Corbin

ROBERT E. CORBIN

Controller, Principal Financial and

Accounting Officer

