Form 10-K
period 2018-12-31
SPINDLETOP OIL & GAS CO
filed 2019-04-01
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

$4,039,331 based upon a total of 1,035,726 shares held as of June 30, 2018 by persons believed to be non-affiliates of the Registrant; the basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, that such calculation, if made as of a date within 60 days of this filing, would yield a different value.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value	6,809,602
(Class)	(Outstanding at March 29, 2019)

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

In addition, the Company, through PPC, owns several miles of pipelines associated with Company operated oil and natural gas properties in Texas and other states, which are used for the gathering of natural gas. These gathering lines are located primarily in the Fort Worth Basin and are being utilized to transport the Company's natural gas as well as natural gas produced by third parties.

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

Operating Approach

We believe that a major attribute of the Company is its long history with, and extensive knowledge of, the Fort Worth Basin of Texas. Our technical staff has an average of over 25 years oil and gas experience, most of it in the Fort Worth Basin.

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

From 2003 through the fourth quarter of 2008, we returned our focus to a strategy of development drilling with an emphasis on our Barnett Shale acreage. Since 2009, our focus has evolved to seek value-priced acquisitions combined with the development of economically feasible drilling prospects. Currently we are continuing our efforts to acquire producing properties and develop our leasehold acreage. We are pursuing controlled growth primarily through acquisitions of good quality producing properties. With current oil and natural gas prices and high costs to produce, we believe that it is prudent to carefully evaluate all our options and make sure that each transaction can be supported in today’s price environment.

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

The Company holds approximately 86,402 gross acres under lease in 14 states. The majority of the leases are held by production. A breakout of the Company’s leasehold acreage by geographic area is as follows:

	Operated		Non-Operated				Percent
	Properties		Properties		Total		of Total
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Geographic Area	Acres	Acres	Acres	Acres	Acres	Acres	Acres	Acres
North Texas (1)	8,313	7,785	6,759	334	15,072	8,119	17.44%	38.08%
East Texas	3,591	3,105	9,011	1,050	12,602	4,155	14.59%	19.49%
Gulf Coast Texas	40	35	2,250	65	2,290	100	2.65%	0.47%
South Texas	—	—	540	52	540	52	0.62%	0.24%
West Texas	1,115	988	2,390	163	3,505	1,151	4.06%	5.40%
Texas Panhandle	1,760	1,195	1,520	104	3,280	1,299	3.80%	6.09%
Alabama	1,160	634	2,498	169	3,658	803	4.23%	3.77%
Arkansas	1,286	1,141	2,957	109	4,243	1,250	4.91%	5.86%
Louisiana	838	589	3,058	213	3,896	802	4.51%	3.76%
New Mexico	2,600	1,835	796	29	3,396	1,864	3.93%	8.74%
Oklahoma	317	185	26,711	594	27,028	779	31.28%	3.65%
Colorado	—	—	240	—	240	—	0.28%	0.00%
Kansas	—	—	640	184	640	184	0.74%	0.86%
Michigan	—	—	240	6	240	6	0.28%	0.03%
Mississippi	—	—	140	6	140	6	0.16%	0.03%
Montana	—	—	170	7	170	7	0.20%	0.03%
North Dakota	—	—	1,142	138	1,142	138	1.32%	0.65%
Utah	—	—	2,520	473	2,520	473	2.92%	2.22%
Wyoming	—	—	1,800	134	1,800	134	2.08%	0.63%

Total	21,020	17,492	65,382	3,830	86,402	21,322	100.00%	100.00%

(1) North Texas includes the Fort Worth Basin & Bend Arch

The majority of the Company’s net acres (69.77%) are located in Texas.

A breakout of the Company's most significant oil and gas reserves by geographic area is as follows:

	BOE	% Total
North Texas including the Fort Worth Basin & Bend Arch	1,009,260	71.93%
East Texas	200,767	14.31%
Panhandle Texas	30,418	2.17%
West Texas	18,940	1.35%
Gulf Coast Texas	4,877	0.35%
Total Texas	1,264,262	90.11%

Alabama	56,013	3.99%
Oklahoma	18,567	1.32%
Kansas	1,543	0.11%
New Mexico	25,802	1.84%
Louisiana	36,630	2.61%
Montana	241	0.02%
Total Other States	138,796	9.89%
Total	1,403,058	100.00%

North Texas - Fort Worth Basin & Bend Arch

The Fort Worth Basin-Bend Arch Province has been a focal point of the Company since its inception. Our technical personnel have an average of over 25 years of exploration, drilling, completing, and production experience extracting natural gas and oil from both conventional and unconventional hydrocarbon deposits found across the basin. Furthermore, the Company maintains comprehensive and extensive dossiers of geologic and engineering data gathered from the province.

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

The Company has 15,072 gross acres under lease across the prolific Fort Worth Basin-Bend Arch Province, the majority of which is held by production from the more shallow producing zones. The Company uses recent and emerging technologies, as well as proven industry practices, to develop and produce oil and natural gas from its properties. Additionally, the Company has a dedicated and well-trained team of employees and professional staff that continually seek out low-risk profitable drilling and acquisition opportunities throughout the Fort Worth Basin-Bend Arch Province.

West Texas

Effective January 1, 2018, the Company acquired an additional 50% working interest with a 39.5% net revenue interest in its Miller #1 well located in Jones County, Texas. This additional acquisition brought the Company’s interest in the well to a total 100% working interest with a 79% net revenue interest.

During 2018, the Company sold its 18.75% non-operated working interest in 51.78 net leasehold acres located in Martin County, Texas.

North Texas

During 2018, but effective December 31, 2017, the Company acquired a working interest of 2.29% with a net revenue interest of 1.71% in the Company’s Lebleu #1 well located in Comanche County, Texas. This acquisition brought the Company’s interest in the well to a total working interest of 65.35% with a net revenue interest of 52.55%.

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

Subsequent to year end, effective February 1, 2019, the Company acquired additional working interest of 11.67% with a net revenue interest of 9.51% in the Company’s Watts Gas Unit #1 well located in Marion County, Texas. This acquisition brought the Company’s interest in the well to a total working interest of 77.02% with a net revenue interest of 62.06%.

Oklahoma

Effective March 1, 2018, the Company acquired an additional 0.13% working interest with a 0.09% net revenue interest in its Sharp 18-1 well located in Oklahoma County, Oklahoma. This additional acquisition brought the Company’s interest in the well to a total 89.25% working interest with a 66.94% net revenue interest.

Effective June 1, 2018, the Company sold its 18.75% non-operated working interest in an 80 acre tract of land located in Grady County, Oklahoma.

Effective November, 2018, the Company participated for a 1.36777% non-operated working interest with a 1.094216% net revenue interest in the drilling of the Taylor Trust 14/23 #1HXL well located in Grady County, Oklahoma. The well was spud on November 6, 2018, drilled, and the wellbore was landed in the Lower Hoxbar (Marchand C) formation. Production casing was set to total depth on December 24, 2018. The well was perforated from 11,232 ft. to 18,848 ft. and the perforated interval was fractured in 19 stages. The well was placed into production on February 3, 2019 and is currently producing at an approximate rate of 90 bopd, 65 mcfgpd, and 135 bswpd.

Alabama

During 2018, but effective July 1, 2017, the Company acquired an additional 0.08% working interest with a 0.07% net revenue interest in its Fairview Carter North Oil Unit located in Lamar County, Alabama. This additional acquisition brought the Company’s interest in the Unit to a total 52.81% working interest with a 39.62% net revenue interest.

Oil and Natural Gas Reserves

The Company’s net proved oil and natural gas reserves have been estimated by Company personnel. (See footnote 17 to the financial statements). No separate independent reserve report analysis has been prepared by an independent third party.

The net proved crude oil and natural gas reserves of the Company as of December 31, 2018 were 261,500 barrels of oil and condensate and 6.849 BCF of natural gas. Based on SEC guidelines, the reserves were classified as follows:

	Barrels of Oil	BCF Gas
Proved Developed Producing	261,500	6.849
Proved Developed Non-Producing	—	—
Proved Undeveloped	—	—
Total Proved Reserves	261,500	6.849

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

On a BOE (barrel of oil equivalent) basis (6 MCF/BOE), the net reserves are:

	Barrels of Oil Equivalent (BOE)

Natural Gas Reserves	1,141,558	81%
Oil Reserves	261,500	19%
Total Reserves	1,403,058	100%

Proved Developed Producing	1,403,058	100%
Proved Developed Non-Producing	—	0%
Proved Undeveloped	—	0%
Total Proved Reserves	1,403,058	100%

The Company has operational control over the majority of these reserves and can therefore to a large extent control the timing of development and production.

	Barrels of Oil Equivalent (BOE)

Operated Wells	1,118,742	80%
Non-Operated Wells	284,316	20%
Total	1,403,058	100%

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

Dependence on Customers

The following is a summary of a partial list of purchasers / operators (listed by percent of total oil and natural gas sales) from oil and natural gas produced by the Company for the three-year period ended December 31, 2018.

Purchaser / Operator	2018	2017	2016
Sunoco Partners Marketing	18%	18%	12%
Enlink Gas Marketing, LTD.	10%	13%	9%
Enervest Operating, LLC	10%	3%	2%
Targa Midstream Services, LLC	9%	13%	14%
ETX Energy, LLC formerly New Gulf Resources	5%	7%	13%
DCP Midstream, LP	4%	3%	3%
Barnett Gathering, LP	4%	1%	0%
ACE Gathering, Inc.	4%	2%	0%
Shell Trading (US) Company	4%	4%	4%
ETC Texas Pipeline, Ltd	4%	2%	1%
Eastex Crude Company	3%	7%	10%
Midcoast Energy Partners LP	3%	4%	4%
Pruet Production Co.	3%	3%	3%
Land and Natural Resources Development	2%	0%	0%
Devon OEI Operating, Inc.	2%	0%	0%
LPC Crude Oil Marketing LLC	2%	3%	3%
Phillips 66	1%	1%	1%
OXY USA, Inc.	1%	2%	4%
Valero Energy Corporation	1%	3%	2%
FDL Operating LLC	1%	0%	0%
Enterprise Crude Oil, LLC	1%	0%	1%
XTO Energy, Inc.	1%	1%	1%
Empire Pipeline Corp.	1%	1%	1%
Sandridge Energy, Inc.	1%	1%	1%
Lucid Energy Group II (Formerly Agave Energy Co.)	1%	2%	0%
Webb Energy Resources, Inc.	1%	1%	1%
Range Resources Corporation	1%	1%	1%
Courson Oil & Gas, Inc.	0%	1%	1%
Corum Production Company	0%	0%	1%
Ward Petroleum Corporation	0%	1%	1%
Agave Energy Company	0%	0%	2%
Linear Energy Management LLC	0%	0%	1%

Oil and natural gas is sold to approximately 109 different purchasers under market sensitive, short-term contracts computed on a month to month basis.

Except as set forth above, there are no other customers of the Company that individually accounted for more than one percent (1%) of the Company's oil and natural gas revenues during the three years ended

December 31, 2018.

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

A prospect is a geographical area designated by the Company for the purpose of searching for oil and natural gas reserves and reasonably expected by it to contain at least one oil, or natural gas reservoir. The Company utilizes its own funds along with the issuance of common stock and options to purchase common stock in some limited cases, to acquire oil and gas leases covering the lands comprising the prospects. These leases are selected by the Company and are obtained directly from the landowners, as well as from land men, geologists, other oil companies, some of whom may be affiliated with the Company, and by direct purchase, farm-in, or option agreements. After an initial test well is drilled on a property, any subsequent development drilling of such prospect will normally require the Company to fund the development activities.

Employees

As of December 31, 2018, the Company employed or contracted for the services of a total of approximately 56 people. Of this total, 20 are full-time employees, and the remainder are part-time employees or independent contractors. We believe that our relationships with our employees are good.

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

This annual report contains estimates of our oil and natural gas reserves and the future net cash flows from those reserves. These estimates have been prepared by Company personnel for 2018, 2017 and 2016. There are numerous uncertainties inherent in estimating quantities of reserves of oil and natural gas and in projecting future rates of production and the timing of development expenditures, including many factors beyond our control. The reserve estimates in this annual report are based on various assumptions, including decline curve analysis, constant oil and natural gas prices, operating expenses, capital expenditures and the availability of funds, and therefore, are inherently imprecise indications of future net cash flows. Actual future production, cash flows, taxes, operating expenses, development expenditures and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this annual report. Additionally, our reserves may be subject to downward or upward revision based upon actual production performance, results of future development and exploration, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

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

We do not operate some of the properties in which we have an interest and we have limited ability to exercise influence over operations for these properties or their associated costs. As of December 31, 2018, approximately 20% of our crude oil and natural gas proved reserves were operated by other companies. Our dependence on other operators and other working interest owners for these projects and our limited ability to influence operations and associated costs could materially adversely affect the realization of our targeted return on capital in drilling or acquisition activities and our targeted production growth rate. The success and timing of drilling, development and exploitation activities on properties operated by others depend on a number of factors that are beyond our control, including the operator’s expertise and financial resources, approval of other participants for drilling wells and utilization of technology.

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

Future legislation may set forth budget proposals which if passed, would significantly curtail our ability to attract investors and raise capital. Future possible changes in the Federal income tax laws which would eliminate or reduce the percentage depletion deduction and the deduction for intangible drilling and development costs for small independent producers will likely significantly reduce the investment capital available to those in the industry as well as our Company. Lengthening the time to expense seismic costs would likely also have an adverse effect on our ability to explore and find new reserves.

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

The average age of the employee base of the Company has been increasing for a number of years, with a number of employees becoming eligible to retire within the next five to ten years. If we were unable to hire appropriate personnel to fill future needs, the Company could encounter operating challenges and increased costs, primarily due to a loss of knowledge, errors due to inexperience or the lengthy time period typically required to adequately train replacement personnel. In addition, higher costs could result from the increased use of contractors to replace retiring employees, loss of productivity or increased safety compliance issues. The inability to hire, train and retain new operational, technical and managerial personnel adequately and to transfer institutional knowledge and expertise could adversely affect our ability to manage and operate our business. If we were unable to hire, train and retain appropriately qualified personnel, our results of operations could be adversely affected.

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

Our executive officers, directors and their affiliates as of December 31, 2018 hold approximately 86.65% of our outstanding shares of common stock. As a result, officers, directors and their affiliates and such shareholders have the ability to exert significant influence over our business affairs, including the ability to control the election of directors and results of voting on all matters requiring shareholder approval. This concentration of voting power may delay or prevent a potential change in control.

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

We are subject to certain title risks.

Our company employees and contract land professionals have reviewed title records or other title review materials relating to substantially all of our producing properties. The title investigation performed by us prior to acquiring undeveloped properties is thorough, but less rigorous than that conducted prior to drilling, consistent with industry standards. We believe we have satisfactory title to all our producing properties in accordance with standards generally accepted in the oil and gas industry. Our properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens, which we believe do not materially interfere with the use of or affect the value of such properties. At December 31, 2018, our leaseholds for some of our net acreage were being kept in force by virtue of production on that acreage in paying quantities. The remaining net acreage was held by lease rentals and similar provisions and requires production in paying quantities prior to expiration of various time periods to avoid lease termination.

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

Our business is highly capital-intensive, requiring continuous development and acquisition of oil and gas reserves. In addition, capital is required to operate and expand our oil and natural gas field operations and purchase equipment. At December 31, 2018, we had working capital of $11,392,000. We anticipate that we will be able to meet our cash requirements for the next 12 months. However, if such plans or assumptions change or prove to be inaccurate, we could be required to seek additional financing sooner than currently anticipated.

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

Our revenues, profitability and the carrying value of our oil and gas properties are substantially dependent upon prevailing prices of, and demand for, oil and natural gas and the costs of acquiring, finding, developing and producing reserves. Our ability to obtain borrowing capacity, to repay future indebtedness, and to obtain additional capital on favorable terms is also substantially dependent upon oil and natural gas prices. Historically, the markets for oil and natural gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and natural gas are subject to wide fluctuations in response to: (i) relatively minor changes in the supply of, and demand for, oil and natural gas; (ii) market uncertainty; and (iii) a variety of additional factors, all of which are beyond our control. These factors include domestic and foreign political conditions, the price and availability of domestic and imported oil and natural gas, the level of consumer and industrial demand, weather, domestic and foreign government relations, the price and availability of alternative fuels and overall economic conditions. Furthermore, the marketability of our production depends in part upon the availability, proximity and capacity of gathering systems, pipelines and processing facilities. Volatility in oil and natural gas prices could affect our ability to market our production through such systems, pipelines or facilities. As of December 31, 2018, approximately 87% of our oil and natural gas production is currently sold to 16 purchasing firms on a month-to-month basis at prevailing spot market prices. Oil prices remained subject to unpredictable political and economic forces during 2018, 2017, and 2016, and experienced fluctuations similar to those seen in natural gas prices for the year. We believe that oil prices will continue to fluctuate in response to changes in the policies of the Organization of Petroleum Exporting Countries ("OPEC"), changes in demand from many Asian countries, current events in the Middle East and Eastern Europe, security threats to the United States, and other factors associated with the world political and economic environment. As a result of the many uncertainties associated with levels of production maintained by OPEC and other oil producing countries, the availabilities of worldwide energy supplies and competitive relationships and consumer perceptions of various energy sources, we are unable to predict what changes will occur in crude oil and natural gas prices.

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

None

Item 2. Properties

OIL AND GAS PROPERTIES

The following table sets forth pertinent data with respect to the Company-owned oil and gas properties, all located within the continental United States, as estimated by the Company:

	Years Ended December 31,
	2018	2017	2016
Gas and Oil Properties, net (1)
Proved developed gas reserves-Mcf (2)
Proved developed producing	6,849,000	7,173,000	3,843,000
Proved developed non-producing	—	—	—
Proved undeveloped gas reserves-Mcf (3)	—	—	—
Total proved gas reserves-Mcf	6,849,000	7,173,000	3,843,000

Proved Developed Crude Oil and
Condensate reserves-Bbls (2)
Proved developed producing	262,000	309,000	313,000
Proved developed non-producing	—	—	—
Proved Undeveloped crude oil and	—	—	—
Condensate reserves-Bbls (3)	—	—	—
	262,000	309,000	313,000

(1) The estimate of the net proved oil and natural gas reserves, future net revenues, and the present value of future net revenues.

(2) "Proved Developed Oil and Natural gas Reserves" are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

(3) "Proved Undeveloped Reserves" are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. See Footnote 17 to the Financial Statements, Supplemental Reserve Information (Unaudited), for further explanation of the changes for 2016 through 2018.

(4) Reserve amounts are rounded to the nearest thousand.

Productive Wells

The following table sets forth our domestic productive wells, shut-in wells, and includes both operated wells and wells operated by third parties at December 31, 2018.

Gas Wells		Oil Wells		Total Wells
Gross	Net	Gross	Net	Gross	Net

289	103.4	167	66.81	456	170.21

Acreage

The following table sets forth our undeveloped and developed gross and net leasehold acreage for our operated and non-operated wells at December 31, 2018. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Undeveloped acreage should not be confused with undrilled acreage held by Production under the terms of a lease. Undrilled acreage held by production under the terms of a lease is included in the Developed Acreage category total shown below.

Undeveloped Acreage		Developed Acreage		Total Acreage
Gross	Net	Gross	Net	Gross	Net

4,772	1,634	86,402	21,322	91,174	22,956

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

Wells Drilled and Completed

The Company's working interests in both operated and outside operated exploration and development wells completed during the years indicated were as follows:

	2018		2017		2016
	Gross	Net	Gross	Net	Gross	Net

Exploratory Wells (1):
Productive	—	—	—	—	—	—
Non-Productive	—	—	—	—	—	—
Total	—	—	—	—	—	—

Developed Wells (2):
Productive	—	—	—	—	1.000	0.691
Non-Productive	—	—	—	—	—	—
Total	—	—	—	—	1.000	0.691

Total Exploration & Development Wells:
Productive	—	—	—	—	1.000	0.691
Non-Productive	—	—	—	—	—	—
Total	—	—	—	—	1.000	0.691

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

The following tables set forth additional data with respect to production from Company-owned oil and gas operated and non-operated properties, all located within the continental United States:

	For the years ended December 31,
	2018	2017	2016	2015	2014

Oil and Gas Production, net:
Natural Gas (Mcf)	874,812	619,654	582,348	730,709	739,948
Crude Oil & Condensate (Bbl)	43,136	51,082	50,248	64,207	89,068

Average Sales Price per Unit Produced
Natural Gas (Mcf)	$2.86	$2.87	$2.08	$2.51	$4.53
Crude Oil & Condensate (Bbl)	$62.09	$47.70	$37.49	$44.77	$93.38

Average Production Cost per Equivalent Barrel (1) (2)	$13.18	$13.33	$13.04	$15.94	$15.23

(1) Includes severance taxes and ad valorem taxes.

(2) Natural gas production is converted to equivalent barrels at the rate of six MCFG per barrel, representing relative energy content of natural gas to oil.

The Company owns producing royalties and overriding royalties under properties located in Texas. The revenue from these properties is not significant.

The Company is not aware of any major discovery or other favorable or adverse event that is believed to have caused a significant change in the estimated proved reserves since December 31, 2018.

OFFICE SPACE

The Company owns a commercial office building. The property is a two story multi-tenant, garden office building with a sub-grade parking garage. The building was built in 1983 and contains approximately 46,286 rentable square feet, sitting on a 1.4919 acre block of land situated in north Dallas, Texas in close proximity to hotels, restaurants and shopping areas (the Galleria Mall) with easy access to Interstate Highway 635 (LBJ Freeway) and Dallas Parkway (North Dallas Toll Road). The Company occupies approximately 12,759 rentable square feet of the building as its primary office headquarters, and leases the remaining space in the building to non-related third party commercial tenants at prevailing market rates.

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

Prior to 2004, no significant public trading market had been established for the Company's common stock. The Company does not believe that listings of bid and asking prices for its stock are indicative of the actual trades of its stock, since trades are made infrequently. The following table shows high and low trading prices for each quarter in 2018, 2017, and 2016 as aggregated by Yahoo!.com from various OTC sources.

Price Per Share
	High	Low

2018
First Quarter	$ 3.86	$ 2.00
Second Quarter	$ 3.98	$ 2.11
Third Quarter	$ 3.95	$ 3.25
Fourth Quarter	$ 4.00	$ 2.09

2017
First Quarter	$ 3.48	$ 2.40
Second Quarter	$ 3.46	$ 3.05
Third Quarter	$ 3.46	$ 2.70
Fourth Quarter	$ 3.91	$ 3.11

2016
First Quarter	$ 1.91	$ 1.40
Second Quarter	$ 2.00	$ 1.54
Third Quarter	$ 2.10	$ 1.76
Fourth Quarter	$ 2.95	$ 1.76

During the First Quarter of 2019 subsequent to year end, the following high and low prices were recorded for the Company's common stock.

Price Per Share
	High	Low
2019
First Quarter	$ 3.97	$ 3.65

There is no amount of common stock that is subject to outstanding warrants to purchase, or securities convertible into, common stock of the Company.

According to the transfer records of the Company at March 29, 2019, common stock of the Company was held by approximately 536 known holders of record.

The following chart compares the yearly percentage change in the cumulative total stockholder return on the Company's Common Stock during the five years ended December 31, 2018 with the cumulative total return of the Standard and Poor's 500 Stock Index and of the Dow Jones U.S. Exploration and Production Index (formerly Dow Jones Secondary Oil Stock Index). The comparison assumes $100 was invested on December 31, 2013 in the Company's Common Stock and in each of the foregoing indices and assumes reinvestment of dividends. The Company paid no dividends on its Common Stock during the five-year period. Figures shown are past results and are not predictive of results in future periods.

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

During the fourth quarter of the fiscal year ended December 31, 2018, the Company made the following one-time repurchase of its common stock:

Effective December 6, 2018, the Company repurchased 126,667 shares of its common stock as a “block” from a single stockholder at its request for a purchase price of $269,801 or $2.13 per share.

The repurchased shares are held as Treasury Stock.

Item 6. Selected Financial Data

The selected financial information presented should be read in conjunction with the consolidated financial statements and the related notes thereto.

	For the years ended December 31,
	2018	2017	2016	2015	2014

Total Revenue	$6,734,000	$5,604,000	$4,515,000	$5,944,000	$13,208,000
Net Income (Loss)	264,000	(3,000)	(1,329,000)	(5,777,000)	3,205,000
Earnings (Loss) per Share	$0.04	$0.00	$(0.19)	$(0.83)	$0.46

	For the years ended December 31,
	2018	2017	2016	2015	2014

Total Assets	$24,398,000	$24,132,000	$23,365,000	$25,889,000	$33,506,000
Long-Term Debt	—	—	—	—	—

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

In order to test the cost center ceiling, the Company prepares a “Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Natural Gas Reserves (Unaudited)” as of the end of each calendar year (“the Reserve Report”). The Company prepared its annual Reserve Report as of December 31, 2018.

Reserve estimates are prepared in accordance with standard Security and Exchange Commission guidelines. The estimated net future net cash flows for 2018, 2017, and 2016, were computed using a 12-month average price, calculated as the un-weighted arithmetic average of the first-day-of-the month price for each month of the year. Lease operating costs, compression, dehydration, transportation, ad valorem taxes, severance taxes, and federal income taxes were deducted. Costs and prices were held constant and were not escalated over the life of the properties. No deductions were made for interest. The annual discount of estimated future cash flows is defined, for use herein, as future cash flows discounted at 10% per year, over the expected period of realization. For the year ended December 31, 2016, the Company recorded an impairment expense in the carrying value of its proved oil and gas properties of $695,000. This impairment was due primarily to declines in the average realized prices for sales of its crude oil and natural gas.

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

During the year ended December 31, 2018, average quarterly natural gas prices per mcf for the Company were $3.03, $2.55, $2.74, and $2.93 respectively. During the year ended December 31, 2017, average quarterly natural gas prices per mcf for the Company were $2.25, $2.79, $2.83, and $2.82 respectively. Average quarterly natural gas prices per mcf for the Company for the year ended December 31, 2016 were $1.34, $1.77, $2.25, and $2.62 respectively.

During the year ended December 31, 2018, average quarterly crude oil prices per bbl for the Company were $51.95, $65.00, $57.61, and $52.48 respectively. During the year ended December 31, 2017, average quarterly crude oil prices per bbl for the Company were $46.24, $44.42, $44.06, and $49.72 respectively. Average quarterly crude oil prices per bbl for the Company for the year ended December 31, 2016 were $30.62, $38.02, $39.80, and $41.95 respectively.

The increases or decreases in the Company’s product prices have a direct effect on its cash flow, profits, projected development and drilling schedules, and the estimated net present value of its proved reserves. Prolonged, substantial decreases in oil and natural gas prices would likely have a material adverse effect on the Company’s business, financial condition, and results of operations, and could further limit the Company's access to liquidity and credit, and could hinder its ability to satisfy its capital requirements.

We may incur further impairments to our crude oil and natural gas properties in 2019 if prices do not increase. The possibility and amount of any future impairment is difficult to predict, and will depend, in part, upon future crude oil and natural gas prices to be utilized in the ceiling test, estimates of proved reserves and future capital expenditures and operating costs. We cannot assure you that we will not experience write-downs in the future. If commodity prices decline or if any of our proved reserves are revised downward, a write-down of the carrying value of our oil and gas properties may be required.

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

Results of Operations

2018 Compared to 2017

Oil and natural gas revenues for the year ended December 31, 2018 were $5,848,000 compared to $4,495,000 for the year ended December 31, 2017, an increase of $1,353,000 or 30.1%.

Oil revenue for 2018 was approximately $3,350,000 compared to $2,717,000 for 2017, an increase of approximately $633,000 or 23.3%. Average oil prices increased to an average of $62.09 per barrel in 2018 from an average of $47.70 per barrel in 2017, an increase of $14.39 per barrel or 30.2%. Oil sales decreased to 43,136 barrels from approximately 51,082 barrels in 2017, a decrease of 7,946 barrels or 15.6%.

Natural gas revenue for 2018 was approximately $2,498,000 compared to $1,778,000 for 2017, an increase of approximately $720,000 or 40.5%. Natural gas sales increased to approximately 875,000 mcf in 2018 from approximately 620,000 mcf in 2017, an increase of approximately 255,000 mcf or 41.1%. Natural gas prices decreased to an average of $2.86 per mcf in 2018, a decrease of $0.01 or 0.3% from an average of $2.87 per mcf in 2017.

The increase in oil revenue is predominantly due to an increase in crude oil prices during 2018 compared to 2017. In addition, the increase in natural gas revenue is primarily due to natural gas production increases related to producing wells acquired during the fourth quarter of 2017.

Revenue from lease operations was approximately $258,000 for 2018, compared to approximately $394,000 in 2017, a decrease of approximately $136,000 or 34.5%. Revenue from lease operations results from field supervision charges on operated wells as well as administrative overhead billed to working interest owners.

Revenues from gas gathering, compression, and equipment rental for 2018 were approximately $136,000, an increase of $10,000 or 7.9% from approximately $126,000 in 2017. The increase was due primarily to an increase in natural gas volume sold through PPC.

Real estate rental revenue for 2018 was approximately $232,000, a decrease of $42,000 or 15.3% from approximately $274,000 in 2017. The decrease was due to an increase in vacancies at the Company’s corporate office building.

Interest income for 2018 was approximately $181,000, an increase of $14,000 from approximately $167,000 in 2017 or 8.4%. The increase in interest income was due to the Company investing its funds in both long-term and short-term certificates of deposit and depository accounts paying higher rates of interest than those received in prior years.

Other revenue for 2018 was $79,000, as compared to $148,000 in 2017, a decrease of $69,000 or 46.6%. The reduction in 2018 is due in part to the recognition of fees earned under a marketing agreement during 2017.

Lease operating expenses 2018 were $1,656,000 as compared to $1,542,000 in 2017, a net increase of approximately $114,000, or 7.4%.  There were both increases and decreases within different segment categories of lease operating expenses. Amounts billed by third-party operators as operating expenses on non-operated properties decreased by approximately $50,000. There was an approximate $114,000 increase in expenses due to several wells that were acquired during late 2017. Workover expenses decreased approximately $73,000 between years. There was an increase of approximately $151,000 in 2018 over the prior year which included recovery through insurance proceeds. The remaining $28,000 represents net increases and decreases on various properties due to general price fluctuations and levels of operation activity.

Production taxes, gathering, and marketing expenses for 2018 were approximately $835,000 compared to $515,000 in 2017, an increase of approximately $320,000, or 62.1%. This increase was directly related to the increase in oil and natural gas production and revenues, which have been partially offset by a decrease in overall gathering and marketing expenses for non-operated leases.

Pipeline and rental expenses for 2018 were $49,000 compared to $40,000 for 2017, an increase of $9,000, or 22.5%.

Real estate expenses in 2018 were approximately $196,000 compared to $183,000 during the same period in 2017, an increase of approximately $13,000 or 7.1%.

Depreciation and amortization expense for 2018 was $499,000 compared to $522,000 for 2017, a decrease of $23,000 or 4.4%. Amortization of the full cost pool of oil and natural gas assets for 2018 was $439,000 compared to $457,000 for the year ended 2017, a decrease of $18,000 or 3.9%. The Company re-evaluated its proved oil and gas reserves as of December 31, 2018, and decreased its estimated total proved reserves by approximately 102,000 BOE to 1,403,000 BOE at the end of 2018 compared to 1,505,000 BOE at the end of 2017, a decrease of approximately 6.8%. Sales of oil and natural gas products during 2018 increased by 35,000 BOE from approximately 154,000 BOE in 2017 to approximately 189,000 BOE in 2018, an increase of approximately 22.7%. (See Footnote 17 to the Financial Statements). This resulted in an increase in the depletion rate factor from 9.305% in 2017 on an unamortized full cost pool base of $4,922,000 to a depletion rate factor of 11.868% on an unamortized full cost pool base of $3,700,000 in 2018. The net decrease in the unamortized full cost pool base of $1,222,000 was due to accumulated depletion of $457,000 from 2017. In addition, $965,000 of proceed from sales of properties was credited to the full cost pool in accordance with GAAP. Proceeds from the sales of properties were used to acquire new properties whose purchase prices totaling $21,000 was added to the full cost pool. Other capitalized additions during 2018 of $179,000 were also added.

Asset Retirement Obligation (“ARO”) accretion expense for 2018 was $189,000 up from $12,000 in 2017, an increase of $177,000 or 1475.0%. The ARO calculation is based on the Company’s annual reserve report and takes into consideration the changes between years of the Company’s estimated obligation to plug its interest in existing wells. This estimated future cost is discounted using a 10% discount factor based on the estimated life of each property. Changes are incorporated as applicable into the full cost pool and the carrying value of the liability. Accretion expense measures and incorporates changes due to the passage of time into the carrying amount of the liability.

General and administrative expenses for 2018 were approximately $2,943,000 as compared to approximately $2,560,000 for 2017, an increase of approximately $383,000 or 15.0%. The increase was primarily due to increased salary, wages and employee benefits as new employees were added in late 2017 and during 2018. The Company also saw a significant increase in health insurance costs in 2018.

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

\

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

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial and Accounting Manager, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial and Accounting Manager, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Manager concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2018.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not Applicable

PART III

Item 10. Directors and Executive Officers Of The Registrant

The Directors and Executive Officers of the Company and certain information concerning them is set forth below:

Name	Age	Position

Chris G. Mazzini	61	Chairman of the Board, Director, and President

Michelle H. Mazzini	57	Director, Vice President, Secretary, and Treasurer

Ted R. Munselle	63	Director

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

Mr. Ted R. Munselle has been a member of the Board of Directors of Spindletop Oil & Gas Co. since 2012. Mr. Munselle is Vice President and Chief Financial Officer (since October 1998) of Landmark Nurseries, Inc. He is a Certified Public Accountant (since 1980) who was employed as an Audit Partner in two Dallas, Texas based CPA firms (1986 to 1998), as an Audit Manager at Grant Thornton, LLP (1983 to 1986) and as Audit Staff to Audit Supervisor at Laventhol & Horwath (1977 to 1983). Mr. Munselle is also a director (since February 2004) of American Realty Investors, Inc. and Transcontinental Realty Investors, Inc., both of which are Nevada corporations which have their common stock listed and traded on the New York Stock Exchange (“NYSE”), as well as a director (since May 2009) of Income Opportunity Realty Investors, Inc., a Nevada corporation which has its common stock listed and traded on the NYSE American.

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

Christine Tesdall, Accounting Manager, joined the Company in August, 2013.  Ms. Tesdall graduated from Texas A&M University in 1989 with a BBA degree in Accounting and began her accounting career as an auditor with Coopers & Lybrand. Ms. Tesdall has been a Certified Public Accountant since 1991.

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

Board Meetings and Committees

The Board of Directors met one time in 2018. The Board has established an audit committee. The Board is small and all members of the Board serve on the audit committee. The function of the audit committee is to assist the Board in fulfilling its oversight responsibilities by reviewing the financial information that will be provided to the shareholders and others, the systems of internal controls that management and the Board of Directors have established, and the audit process. During 2018, Mr. Munselle was Chairman of the Audit Committee.

With respect to nominations to the Board, compensation, financial planning, strategies, and business alternatives, the Company does not have separate committees as the Board is small and all members of the Board participate in making recommendations and decisions on these matters.

Item 11. Executive Compensation

Cash Compensation

Cash compensation including salaries and bonuses, of $227,389, $221,114, and $169,687 was paid to Mr. Mazzini in 2018, 2017, and 2016 respectively. Cash compensation including salaries and bonuses of $157,558, $155,336, and $130,207 was paid to Ms. Mazzini in 2018, 2017, and 2016 respectively.

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

Compensation of Directors

Directors who are employees of the Company are not currently compensated for their services on the Board. Mr. Munselle was paid a director’s fee of $10,000 in 2018, $10,000 in 2017 and $10,000 in 2016 to compensate him for his position as the Board of Directors’ Financial Expert. Mr. Munselle also receives $2,500 for each Board of Directors’ meeting during the year other than the annual meeting.

Termination of Employment and Change of Control Arrangement

There are no plans or arrangements for payment to officers or directors upon resignation or a change in control of the Registrant.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

Security Ownership of Certain Beneficial Owners and Managers

The table below sets forth the information indicated regarding ownership of the Registrant's common stock, $.01 par value, the only outstanding voting securities, as of April 1, 2019 with respect to: (i) any person who is known to the Registrant to be the owner of more than five percent of the Registrant's common stock; (ii) the common stock of the Registrant beneficially owned by each of the directors of the Registrant, and (iii) by all officers and directors as a group. Each person has sole investment and voting power with respect to the shares indicated, except as otherwise set forth in the footnotes to the table.

Name and Address of Beneficial Owner	Number of Shares	Nature of Beneficial Ownership *	Percent Based on Outstanding Percent of Class **

Chris Mazzini and Michelle Mazzini	5,900,543	(1)	86.65%
12850 Spurling Rd., Suite 200
Dallas, Texas 75230

All officers and directors as a group	5,900,543		86.65%

* “Beneficial Ownership” means the sole or shared power to vote, or direct the voting of, a security or investment power with respect to a security, or any combination thereof.

** Percentages are based upon 6,809,602 shares of Common Stock outstanding at April 1, 2019.

(1) Chris Mazzini directly owns 39,654 shares (0.5823%). Giant Energy Corp. directly owns 5,860,889 shares (86.0680%). Chris Mazzini owns 100% of the common stock of Giant Energy Corp.

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

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees for professional services rendered to Spindletop Oil & Gas Co. and Subsidiaries for the years 2018 and 2017 by accounting firm, Farmer, Fuqua, & Huff, P.C.

Type of Fees	2018	2017

Audit Fees	$47,500	$47,500
Audit Related Fees	—	—
Tax Fees	—	—
All other fees	—	—

Members of the Board of Directors (the "Board") fulfill the responsibilities of an audit committee and have established policies and Procedures for the approval and pre-approval of audit services and permitted non-audit services. The Board has the responsibility to engage and terminate Farmer, Fuqua, & Huff, P.C. an independent registered public accounting firm, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All the fees for 2018 and 2017were pre-approved by the Board or were within the pre-approved guidelines for permitted non-audit services and fees established by the Board, and there were no instances of waiver of approved requirements or guidelines during the same periods.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	The following documents are filed as a part of this report:

	(1) FINANCIAL STATEMENTS: The following financial statements of the Registrant and Report of Independent Registered Public Accounting Firm therein are filed as part of this Report on Form 10-K:

		Page
	Report of Farmer, Fuqua & Huff, P.C Independent Registered Public Accounting Firm	48-49
	Consolidated Balance Sheets	50-51
	Consolidated Statements of Operations	52
	Consolidated Statements of Changes in Stockholders' Equity	53
	Consolidated Statements of Cash Flows	54
	Notes to Consolidated Financial Statements	55

	(2) FINANCIAL STATEMENT SCHEDULES:

	Schedule II - Valuation and Qualifying Accounts	73
	Schedule III - Real Estate and Accumulated Depreciation	74

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

Date: April 01, 2019

By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures
Principal Executive Officers	Capacity	Date

/s/ Chris Mazzini
	President, Director	April 01, 2019
Chris Mazzini	(Chief Executive Officer

/s/ Michelle Mazzini
	Vice President, Secretary,	April 01, 2019
Michelle Mazzini	Treasurer, Director

/s/ Ted R. Munselle
	Director	April 01, 2019
Ted R. Munselle

/s/ Christine L. Tesdall	Principal Financial	April 01, 2019
and Accounting Manager
Christine L. Tesdall

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
Index to Consolidated Financial Statements and Schedules

Page

Report of Independent Registered Public Accounting Firm	48-49

Consolidated Balance Sheets - December 31, 2018 and 2017	50-51

Consolidated Statements of Operations for the years ended
December 31, 2018, 2017 and 2016	52

Consolidated Statements of Changes in Shareholders' Equity
for the years ended December 31, 2018, 2017 and 2016	53

Consolidated Statements of Cash Flows
for the years ended December 31, 2018, 2017 and 2016	54

Notes to Consolidated Financial Statements	55

Schedules for the years ended December 31, 2018, 2017 and 2016
II - Valuation and Qualifying Accounts	73
III - Real Estate and Accumulated Depreciation	74

All other schedules have been omitted because they are not applicable, not required, or the information has been supplied in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Spindletop Oil & Gas Co.

Opinion of the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Spindletop Oil & Gas Co. (A Texas Corporation) and subsidiaries as of December 31, 2018 and 2017, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Farmer, Fuqua & Huff, P.C.

Richardson, Texas

April 1, 2019

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017
ASSETS

Current Assets
Cash and cash equivalents	$14,036,000	$11,707,000
Restricted cash	363,000	363,000
Accounts receivable	2,615,000	3,178,000
Income tax receivable	235,000	259,000
Total Current Assets	17,249,000	15,507,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	27,892,000	28,566,000
Rental equipment	412,000	406,000
Gas gathering system	115,000	115,000
Other property and equipment	296,000	296,000
	28,715,000	29,383,000
Accumulated depreciation and amortization	(25,256,000)	(24,804,000)
Total Property and Equipment	3,459,000	4,579,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,580,000	1,580,000
Accumulated depreciation	(945,000)	(897,000)
Total Real Estate Property	1,323,000	1,371,000

Other Assets
Other long-term investments	2,358,000	2,666,000
Other	9,000	9,000
Total Other Assets	2,367,000	2,675,000
Total Assets	$24,398,000	$24,132,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS Co. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$5,857,000	$5,608,000
Total Current Liabilities	5,857,000	5,608,000

Noncurrent Liabilities
Asset retirement obligation	1,324,000	1,180,000
Total Noncurrent Liabilities	1,324,000	1,180,000

Deferred Income Tax Payable	86,000	207,000

Total Liabilities	7,267,000	6,995,000

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued. 6,809,602 shares outstanding at December 31, 2018 and 6,936,269 shares outstanding at December 31, 2017.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury stock, at cost	(1,806,000)	(1,536,000)
Retained earnings	17,917,000	17,653,000
Total Shareholders' Equity	17,131,000	17,137,000
Total Liabilities and Shareholders' Equity	$24,398,000	$24,132,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2018	2017	2016
Revenues
Oil and gas revenues	$5,848,000	$4,495,000	$3,320,000
Revenue from lease operations	258,000	394,000	415,000
Gas gathering, compression, equipment rental	136,000	126,000	114,000
Real estate rental income	232,000	274,000	314,000
Interest Income	181,000	167,000	83,000
Other	79,000	148,000	269,000
Total Revenues	6,734,000	5,604,000	4,515,000

Expenses
Lease operations	1,656,000	1,542,000	1,499,000
Production taxes, gathering and marketing	835,000	515,000	422,000
Pipeline and rental operations	49,000	40,000	46,000
Real estate operations	196,000	183,000	175,000
Depreciation and amortization	499,000	522,000	1,104,000
Impairment of oil & gas properties	—	—	695,000
ARO accretion expense	189,000	12,000	36,000
General and administrative	2,943,000	2,560,000	2,512,000
Total Expenses	6,367,000	5,374,000	6,489,000
Income (Loss) Before Income Tax	367,000	230,000	(1,974,000)

Current income tax provision (benefit)	224,000	44,000	(173,000)
Deferred income tax provision (benefit)	(121,000)	189,000	(472,000)
Total income tax provision (benefit)	103,000	233,000	(645,000)
Net Income (Loss)	$264,000	$(3,000)	$(1,329,000)

Earnings (Loss) per Share of Common Stock
Basic and Diluted	$0.04	$—	$(0.19)

Weighted Average Shares Outstanding
Basic and Diluted	6,925,511	6,936,269	6,936,269

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2018, 2017, and 2016

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings

Balance December 31, 2015	7,677,471	$77,000	$943,000	741,202	($1,536,000)	$18,985,000

Net Loss	—	—	—	—	—	(1,329,000)
Balance December 31, 2016	7,677,471	77,000	943,000	741,202	(1,536,000)	17,656,000

Net Loss	—	—	—	—	—	(3,000)
Balance December 31, 2017	7,677,471	77,000	943,000	741,202	(1,536,000)	17,653,000

Purchase of 126,667 shares of Common Stock as Treasury Stock				126,667	(270,000)
Net Income	—	—	—	—	—	264,000
Balance December 31, 2018	7,677,471	$77,000	$943,000	867,869	($1,806,000)	$17,917,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended
	December 31,	December 31,	December 31,
	2018	2017	2016
Cash Flows from Operating Activities
Net Income (Loss)	$264,000	$(3,000)	$(1,329,000)
Reconciliation of net income (loss) to net cash
provided by operating activities
Depreciation and amortization	499,000	522,000	1,104,000
Impairment of oil and gas properties	—	—	695,000
Accretion of asset retirement obligation	189,000	12,000	36,000
Insurance proceeds received for environmental remediation	—	278,000	—
Gain on insurance proceeds received	—	(157,000)	—
Changes in accounts receivable	(16,000)	(671,000)	(93,000)
Changes in income tax receivable	24,000	668,000	(173,000)
Changes in accounts payable and accrued liabilities	249,000	222,000	(518,000)
Changes in deferred Income tax payable	(121,000)	189,000	(472,000)
Changes in other assets	—	—	(3,000)
Net cash provided (used) for operating activities	1,088,000	1,060,000	(753,000)

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development	(320,000)	(192,000)	(990,000)
Changes in Other long-term investments	308,000	(1,116,000)	50,000
Proceeds from sale of oil and gas properties	1,523,000	934,000	—
Refund of prepaid drilling costs not spent	—	—	232,000
Net cash provided (used) for investing activities	1,511,000	(374,000)	(708,000)

Cash Flows from Financing Activities
Purchase of 126,667 shares of treasury stock	(270,000)	—	—
Net cash used for financing activities	(270,000)	—	—
Increase (Decrease) in cash, cash equivalents, and restricted cash	2,329,000	686,000	(1,461,000)

Cash, cash equivalents, and restricted cash at beginning of period	12,070,000	11,384,000	12,845,000
Cash, cash equivalents, and restricted cash at end of period	$14,399,000	$12,070,000	$11,384,000

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

If unamortized costs capitalized within a cost center, less related deferred income taxes, exceed the cost center ceiling (as defined), the excess is charged to expense and separately disclosed during the period in which the excess occurs. Amounts required to be written off will not be reinstated for any subsequent increase in the cost center ceiling. For the year ended December 31, 2016, the Company recorded an impairment expense in the carrying value of its proved oil and gas properties of $695,000. This impairment was due primarily to declines in the average realized prices for sales of its crude oil and natural gas. There were no impairments for the years ended December 31, 2017 and 2018.

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

Investments in Real Estate

All investments in real estate holdings are stated at cost or adjusted carrying value. ASC Topic 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, requires that a property be considered impaired if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. If impairment exists, an impairment loss is recognized by a charge against earnings equal to the amount by which the carrying amount of the property exceeds fair market value less cost to sell the property. If impairment of a property is recognized, the carrying amount of the property is reduced by the amount of the impairment, and a new cost for the property is established. Depreciation is provided over the properties estimated remaining useful life. There was no charge to earnings during 2018, 2017, or 2016 due to impairment of real estate holdings.

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

The following table reflects the changes of the asset retirement obligations during the period ending December 31;

	2018	2017
Carrying amount of asset retirement obligation	$1,180,000	$916,000
Liabilities added	54,000	304,000
Liabilities divested or settled	(99,000)	(52,000)
Current period accretion expenses	189,000	12,000
Carrying amount as of December 31,	$1,324,000	$1,180,000

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

Revenue from Contracts with Customers

Sales of oil, condensate, natural gas and natural gas liquids (“NGLs”) are recognized at the time control of the products are transferred to the customer. Based upon the Company’s current purchasers’ past experience and expertise in the market, collectability is probable, and there have not been payment issues with the Company’s purchasers over the past year or currently. Generally, the Company’s gas processing and purchase agreements indicate that the processors take control of the gas at the inlet of the plant and that control of residue gas is returned to the Company at the outlet of the plant. The midstream processing entity gathers and processes the natural gas and remits proceeds to the Company for the resulting sales of NGLs. The Company delivers oil and condensate to the purchaser at a contractually agreed-upon delivery point at which the purchaser takes custody, title and risk of loss of the product.

When sales volumes exceed the Company’s entitled share, a production imbalance occurs. If production imbalance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company records a liability. Production imbalances have not had and currently do not have a material impact on the financial statements, and this did not change with the adoption of ASC 606.

Generally, the Company’s contracts have an initial term of one year or longer but continue month to month unless written notification of termination in a specified time period is provided by either party to the contract. The Company has used the practical expedient in ASC 606 which states that the Company is not required to disclose that transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Future volumes are wholly unsatisfied, and disclosure of the transaction price allocated to remaining performance obligation is not required.

Contract Balances

The Company receives purchaser statements from the majority of its customers but there are a few contracts where the Company prepares the invoice. Payment is unconditional upon receipt of the statement or invoice. Accordingly, the Company’s product sales contracts do not give rise to contract assets or liabilities under ASC 606. The majority of the Company’s contract pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of the oil or natural gas, and supply and demand conditions. The price of these commodities fluctuates to remain competitive with supply.

Prior Period Performance Obligations

The Company records revenue in the month production is delivered to the purchaser. Settlement statements may not be received for 30 to 90 days after the date production is delivered, and therefore the Company is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the product. Differences between the Company’s estimates and the actual amounts received for product sales are generally recorded in the following month that payment is received. Any differences between the Company’s revenue estimates and actual revenue received historically have not been significant. The Company has internal controls in place for its revenue estimation accrual process.

Impact of Adoption of ASC 606

The Company has completed its review of its primary oil and natural gas marketing agreements in order to assess the impact of adoption, and it has assessed that adoption of this standard will not have a material impact on the Company's financial statements because revenue will continue to be recognized as production is delivered.  The Company adopted this standard in the first quarter of 2018 utilizing the modified retrospective method.

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

Currently, there are no other new accounting pronouncements that were issued to be effective in 2018 or subsequent thereto that would have a material impact on the Company’s financial reporting.

Subsequent Events

The Company has evaluated subsequent events through the issuance date of April 1, 2019.

3. ACCOUNTS RECEIVABLE

	December 31,
	2018	2017

Trade	$118,000	$155,000
Accrued receivable	2,512,000	2,459,000
Qualified Intermediary	—	579,000
	2,630,000	3,193,000
Less: Allowance for losses	(15,000)	(15,000)
	$2,615,000	$3,178,000

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

4. ACCOUNTS PAYABLE

	December 31,
	2018	2017

Trade payables	$2,166,000	$2,139,000
Production proceeds payable	3,016,000	2,789,000
Prepaid drilling costs	675,000	680,000
	$5,857,000	$5,608,000

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

During the three year period ending December 31, 2018, the Company did not issue any compensation related to share-based payments.

The Company has not approved nor authorized any standing repurchase program for its common stock.

During the fourth quarter of the fiscal year ended December 31, 2018, the Company made the following repurchase of its common stock:

Effective December 6, 2018, the Company repurchased 126,667 shares of its common stock as a one-time transaction for a purchase price of $269,801 or $2.13 per share.

The repurchased shares are held as Treasury Stock.

7. INCOME TAXES

The Company accounts for income taxes pursuant to ASC Topic 740-10, "Accounting for Income Taxes". ASC Topic 740-10 utilizes the liability method of computing deferred income taxes.

Income tax differed from the amounts computed by applying an effective United States federal income tax rate of 21% to pretax income in 2018, and a rate of 34% to pretax income in 2017 and 2016, as a result of the following:

	2018	2017	2016
Computed expected tax expense (benefit)	$77,000	$78,000	$(671,000)
Miscellaneous timing differences related to book and tax depletion differences and the expensing of intangible drilling costs	(233,000)	(89,000)	380,000
NOL Carryforward	—	(106,000)	118,000
Gain on sale of oil and gas properties'	303,000	235,000	—
Expired and surrendered leases	—	(74,000)	—
Correction of prior year estimate	77,000	—	—

Expected Federal income tax expense (benefit)	$224,000	$44,000	$(173,000)

Income Tax expense (benefit) for the years ended December 31, 2018, 2017, and 2016 consisted of the following:

	2018	2017	2016
Federal income taxes (benefit)	$224,000	$44,000	$(173,000)
State income taxes	—	—	—
Current income tax provision (benefit)	$224,000	$44,000	$(173,000)

Deferred income taxes reflect the effects of temporary differences between the tax bases of assets and liabilities and the reported amounts of those assets and liabilities for financial reporting purposes. Deferred income taxes also reflect the value of investment tax credits and an offsetting valuation allowance. The Company's total deferred tax assets and corresponding valuation allowance at December 31, 2018 and 2017 consisted of the following:

	December 31,
	2018	2017
Deferred tax assets
Depletion and amortization	282,000	414,000
Expired leasehold	134,000	121,000
Other, net	4,000	4,000
Depreciation	—	15,000
Total deferred tax assets	420,000	554,000

Deferred tax liabilities
Intangible drilling costs	(482,000)	(656,000)
Installment sale income	—	(105,000)
Depreciation	(24,000)	—
Total deferred tax liability	(506,000)	(761,000)
Net deferred income tax payable	$(86,000)	$(207,000)

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

Net cash provided by operating activities includes cash payments for the following:

	2018	2017	2016

Income taxes	$200,000	$130,000	$—

Excluded from the Consolidated Statements of Cash Flows were the effects of certain non-cash investing and financing activities as follows:

	2018	2017	2016

Addition (Reduction) of oil & gas properties by recognitions of asset retirement obligation	$(45,000)	$251,184	$(239,000)
	$(45,000)	$251,184	$(239,000)

Proceeds from sales of oil and gas properties	$965,000	$4,767,000	$—
Less:
Capital acquisition under IRC Section 1031	(21,000)	(3,228,000)	—
Qualified Intermediary accounts receivable	579,000	(579,000)	—
Negotiated settlements	—	(26,000)	—
	$1,523,000	$934,000	$—

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

As of December 31, 2018 the Company had approximately $6,997,000 in checking and money market accounts at one bank, $6,476,000 at a second bank, $849,000 and $451,000 invested at two other banks. The Company also had approximately $1,713,000 of long-term certificates of deposit invested at these banks. Cash amounts on deposit at these institutions exceeded current per account FDIC protection limits by approximately $7,914,000.

Most of the Company's business activity is located in Texas. Accounts receivable as of December 31, 2018 and 2017 are due from both individual and institutional owners of joint interests in oil and gas wells as well as purchasers of oil and natural gas. A portion of the Company's ability to collect these receivables is dependent upon revenues generated from sales of oil and natural gas produced by the related wells.

11. FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments at December 31, 2018 and 2017 follows:

	2018		2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash	$14,036,000	$14,036,000	$11,707,000	$11,707,000
Restricted cash	363,000	363,000	363,000	363,000
Long-term investments	2,358,000	2,358,000	2,666,000	2,666,000
Accounts receivable	2,615,000	2,615,000	3,178,000	3,178,000

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

At December 31, 2018 the Company has acquired bonds and letters of credit issued in favor of various state regulatory agencies as mandated by state law in order to comply with financial assurance regulations required to perform oil and gas operations within the various state jurisdictions.

The Company has seven, $5,000 single-well bonds totaling $35,000 and one $10,000 single well bond with an insurance company, for wells the Company operates in Alabama.  The $5,000 bonds are written for a three year period and have expiration dates of August 1, 2019.   The $10,000 bond is written for a one year period and expired February 16, 2019.  Subsequent to year-end, this bond has been extended through February 16, 2020.

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

The Company also has eight letters of credit secured with eight certificates of deposit at a second bank totaling $1,313,000.  The letters of credit have expiration dates ranging from January 31, 2019 to September 30, 2020.

13. ADDITIONAL OPERATIONS AND BALANCE SHEET INFORMATION

Certain information about the Company's operations for the years ended December 31, 2018, 2017 and 2016 follows.

Dependence on Customers

The following is a summary of a partial list of purchasers / operators (listed by percent of total oil and natural gas sales) from oil and natural gas produced by the Company for the three-year period ended December 31, 2018:

Purchaser / Operator	2018	2017	2016
Sunoco Partners Marketing	18%	18%	12%
Enlink Gas Marketing, LTD.	10%	13%	9%
Enervest Operating, LLC	10%	3%	2%
Targa Midstream Services, LLC	9%	13%	14%
ETX Energy, LLC formerly New Gulf Resources	5%	7%	13%
DCP Midstream, LP	4%	3%	3%
Barnett Gathering, LP	4%	1%	0%
ACE Gathering, Inc.	4%	2%	0%
Shell Trading (US) Company	4%	4%	4%
ETC Texas Pipeline, Ltd	4%	2%	1%
Eastex Crude Company	3%	7%	10%
Midcoast Energy Partners LP	3%	4%	4%
Pruet Production Co.	3%	3%	3%
Land and Natural Resources Development	2%	0%	0%
Devon OEI Operating, Inc.	2%	0%	0%
LPC Crude Oil Marketing LLC	2%	3%	3%
Phillips 66	1%	1%	1%
OXY USA, Inc.	1%	2%	4%
Valero Energy Corporation	1%	3%	2%
FDL Operating LLC	1%	0%	0%
Enterprise Crude Oil, LLC	1%	0%	1%
XTO Energy, Inc.	1%	1%	1%
Empire Pipeline Corp.	1%	1%	1%
Sandridge Energy, Inc.	1%	1%	1%
Lucid Energy Group II (Formerly Agave Energy Co.)	1%	2%	0%
Webb Energy Resources, Inc.	1%	1%	1%
Range Resources Corporation	1%	1%	1%
Courson Oil & Gas, Inc.	0%	1%	1%
Corum Production Company	0%	0%	1%
Ward Petroleum Corporation	0%	1%	1%
Agave Energy Company	0%	0%	2%
Linear Energy Management LLC	0%	0%	1%

Oil and natural gas is sold to approximately 109 different purchasers under market sensitive, short-term contracts computed on a month to month basis.

Except as set forth above, there are no other customers of the Company that individually accounted for more than one percent (1%) of the Company's oil and gas revenues during the three years ended

December 31, 2018.

The Company currently has no hedged contracts.

Certain revenues, costs and expenses related to the Company's oil and gas operations are as follows:

	Year Ended December 31,
	2018	2017	2016
Capitalized costs relating to oil and gas
producing activities:
Unproved properties	$1,896,000	$1,891,000	$1,891,000
Proved properties	25,996,000	26,675,000	27,770,000
Total capitalized costs	27,892,000	28,566,000	29,661,000
Accumulated amortization	(24,454,000)	(24,015,000)	(23,557,000)
Total capitalized costs, net	$3,438,000	4,551,000	6,104,000

	Year Ended December 31,
	2018	2017	2016
Costs incurred in oil and gas property
acquisitions, exploration and development:
Acquisition of properties	$354,000	$3,629,000	$470,000
Development costs	191,000	856,000	281,000
Total costs incurred	$545,000	$4,485,000	$751,000

	Year Ended December 31,
	2018	2017	2016
Results of operations from producing activities:
Sales of oil and gas	$5,848,000	$4,495,000	$3,320,000

Production costs	2,491,000	2,058,000	1,920,000
Amortization of oil and gas properties	439,000	458,000	1,038,000
Total production costs	2,930,000	2,516,000	2,958,000
Total net revenue	$2,918,000	$1,979,000	$362,000

	Year Ended December 31,
	2018	2017	2016
Sales price per equivalent Mcf	$5.16	$4.85	$3.76
Production costs per equivalent Mcf	$2.20	$2.22	$2.17
Amortization per equivalent Mcf	$0.39	$0.49	$1.17

	Year Ended December 31,
	2018	2017	2016
Results of operations from gas gathering
and equipment rental activities:
Revenue	$136,000	$126,000	$114,000
Operating expenses	49,000	40,000	46,000
Depreciation	1,000	5,000	13,000
Total costs	50,000	45,000	59,000
Total net revenue	$86,000	$81,000	$55,000

14. BUSINESS SEGMENTS

The Company's three business segments are (1) oil and gas exploration, acquisition, production and operations, (2) transportation and compression of natural gas, and (3) commercial real estate investment. Management has chosen to organize the Company into the three segments based on the products or services provided. The following is a summary of selected information for these segments for the three-year period ended December 31, 2018:

	Year Ended December 31,
	2018	2017	2016
Revenues: (1)
Oil and gas exploration, production	$6,106,000	$4,889,000	$3,735,000
and operations
Gas gathering, compression and	136,000	126,000	114,000
equipment rental
Real estate rental	232,000	274,000	314,000
	$6,474,000	$5,289,000	$4,163,000

	Year Ended December 31,
	2018	2017	2016
Depreciation, depletion, and
amortization expense:
Oil and gas exploration, production	$451,000	$461,000	$1,043,000
and operations
Impairment of oil and gas assets	—	—	695,000
Gas gathering, compression and	1,000	13,000	13,000
equipment rental
Real estate rental	47,000	48,000	48,000
	$499,000	$522,000	$1,799,000

	Year Ended December 31,
	2018	2017	2016
Income (loss) from operations:
Oil and gas exploration, production	$2,975,000	$2,359,000	$40,000
and operations
Gas gathering, compression and	86,000	73,000	55,000
equipment rental
Real estate rental	(11,000)	43,000	91,000
	3,050,000	2,475,000	186,000
Corporate and other (2)	(2,786,000)	(2,478,000)	(1,515,000)
Consolidated net income (loss)	$264,000	$(3,000)	$(1,329,000)

	Year Ended December 31,
	2018	2017	2016
Identifiable assets net of DDA:
Oil and gas exploration, production
and operations	$3,449,000	$4,574,000	$6,139,000
Gas gathering, compression and
equipment rental	10,000	5,000	10,000
Real estate rental	1,323,000	1,371,000	1,418,000
	4,782,000	5,950,000	7,567,000
Corporate and other (3)	19,616,000	18,182,000	15,798,000
Consolidated total assets	$24,398,000	$24,132,000	$23,365,000

Note (1): All reported revenues are from external customers.

Note (2): Corporate and other includes general and administrative expenses,

other non-operating income and expense and income taxes.

Note (3): Corporate and other includes cash, accounts and notes receivable,

inventory, other property and equipment and intangible assets.

15. SUPPLEMENTARY INCOME STATEMENT INFORMATION

The following items were charged directly to expense:

	Year Ended December 31,
	2018	2017	2016
Maintenance and repairs	$47,000	$38,000	$12,000
Production taxes	242,000	154,000	127,000
Taxes, other than payroll and income taxes	14,000	11,000	8,000

16. QUARTERLY DATA (UNAUDITED)

The table below reflects selected quarterly information for the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$1,631,000	$2,063,000	$1,479,000	$1,561,000
Expense	(1,381,000)	(1,574,000)	(1,304,000)	(2,108,000)
Operating income (loss)	250,000	489,000	175,000	(547,000)
Current tax (provision)	(66,000)	(17,000)	(98,000)	(43,000)
Deferred tax (provision) benefit	121,000	230,000	(172,000)	(58,000)
Net income (loss)	$305,000	$702,000	$(95,000)	$(648,000)
Earnings (loss) per share of
common stock
Basic and diluted	$0.04	$0.10	$(0.01)	$(0.09)

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$1,294,000	$1,327,000	$1,274,000	$1,709,000
Expense	(1,272,000)	(1,442,000)	(1,317,000)	(1,343,000)
Operating income (loss)	22,000	(115,000)	(43,000)	366,000
Current tax (provision) benefit	(5,000)	4,000	1,000	(44,000)
Deferred tax (provision) benefit	185,000	249,000	287,000	(910,000)
Net income (loss)	$202,000	$138,000	$245,000	$(588,000)
Earnings (loss) per share of
common stock
Basic and diluted	$0.03	$0.02	$0.04	$(0.09)

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$893,000	$1,356,000	$1,089,000	$1,177,000
Expense	(1,345,000)	(1,540,000)	(1,347,000)	(2,257,000)
Operating (loss)	(452,000)	(184,000)	(258,000)	(1,080,000)
Current tax benefit	—	—	—	173,000
Deferred tax (provision) benefit	152,000	270,000	155,000	(105,000)
Net income (loss)	$(300,000)	$86,000	$(103,000)	$(1,012,000)
Earnings (loss) per share of
common stock
Basic and diluted	$(0.04)	$0.01	$(0.01)	$(0.15)

17. SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

The Company’s net proved oil and natural gas reserves as of December 31, 2018, 2017, and 2016, have been estimated by Company personnel.

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

The following reserve estimates were based on existing economic and operating conditions. Oil and natural gas prices for 2018, 2017, and 2016 were calculated using a 12-month average price, calculated as the un-weighted arithmetic average of the first-day-of-the month price for each month of each year. Operating costs, production and ad valorem taxes and future development costs were based on current costs with no escalation.

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

 Changes in Estimated Quantities of Proved Oil and Gas Reserves (Unaudited):

Quantities of Proved Reserves:	Crude Oil Bbls	Natural Gas Mcf
Balance December 31, 2015	285,540	4,039,740
Sales of reserves in place	—	—
Acquired properties	65,520	118,030
Extensions and discoveries	17,150	4,670
Revisions of previous estimates *	(4,682)	262,897
Production	(50,248)	(582,348)
Balance December 31, 2016	313,280	3,842,989
Sales of reserves in place	(80)	(54,210)
Acquired properties	24,800	3,589,330
Extensions and discoveries	630	310,000
Revisions of previous estimates *	21,392	104,975
Production	(51,082)	(619,654)
Balance December 30, 2017	308,940	7,173,430
Sales of reserves in place	—	—
Acquired properties	1,100	3,020
Extensions and discoveries	230	325,070
Revisions of previous estimates *	(5,634)	222,642
Production	(43,136)	(874,812)
Balance December 31, 2018	261,500	6,849,350
	—	—
* May also include divestitures, not only changes in engineering.

Proved Developed Reserves:
Balance December 31, 2016	313,280	3,842,989
Balance December 30, 2017	308,940	7,173,430
Balance December 31, 2018	261,500	6,849,350

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

Reserve estimates were prepared in accordance with standard Security and Exchange Commission guidelines. The future net cash flow for 2018, 2017, and 2016, was computed using a 12-month average price, calculated as the un-weighted arithmetic average of the first-day-of-the month price for each month of the year. Lease operating costs, compression, dehydration, transportation, ad valorem taxes, severance taxes, and federal income taxes were deducted. Costs and prices were held constant and were not escalated over the life of the properties. No deduction has been made for interest. The annual discount of estimated future cash flows is defined, for use herein, as future cash flows discounted at 10% per year, over the expected period of realization.

Proved Developed Reserves were calculated based on Decline Curve Analysis on 57 operated wells and 72 non-operated wells. Materially insignificant operated and non-operated wells were excluded from the reserve estimate.

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

	Year Ended December 31,
	2018	2017	2016
Future production revenue	$35,572,000	$33,992,000	$19,964,000
Future development costs	—	—	—
Future production costs	(17,830,000)	(18,700,000)	(10,801,000)
Future net cash flow before Federal income taxes	17,742,000	15,292,000	9,163,000
Future income taxes	(2,661,000)	(3,211,000)	(2,566,000)
Future net cash flows	15,081,000	12,081,000	6,597,000
Effect of 10% annual discounting	(4,030,000)	(2,287,000)	(574,000)
Standardized measure of discounted cash flows	$11,051,000	$9,794,000	$6,023,000

Changes in the standardized measure of discounted future net cash flows:

	Year Ended December 31,
	2018	2017	2016
Beginning of the year	$9,794,000	$6,023,000	$7,006,000
Sales of oil and gas, net of production costs	(3,194,000)	(2,318,000)	(1,332,000)
Net changes in prices and production costs	2,171,000	721,000	(662,000)
Extensions, discoveries, additions less related costs	475,000	211,000	271,000
Development costs incurred	181,000	415,000	267,000
Net changes in future development cost	—	—	—
Revisions of previous quantity estimates	284,000	698,000	(756,000)
Net change in purchase and sales of minerals in place	33,000	3,103,000	884,000
Accretion of discount	979,000	602,000	701,000
Net change in income taxes	(103,000)	(250,000)	(80,000)
Other	431,000	589,000	(276,000)
End of year	$11,051,000	$9,794,000	$6,023,000

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016

SCHEDULE I I

	Balance	Costs & Expenses	Deductions	Ending Balance
Allowance for doubtful accounts

December 31, 2018	$15,000	$—	$—	$15,000

December 31, 2017	$15,000	$—	$—	$15,000

December 31, 2016	$15,000	$—	$—	$15,000

				SCHEDULE III

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION

Initial Cost to Corporation				Total Cost
Description	Encumbrances	Land	Buildings	Subsequent to Acquisition

Two story multi-tenant garden office building with sub-grade parking garage located in Dallas, Texas	(b)	$688,000	$1,298,000	$282,000

Gross amounts at which carried at close of year

Land	Buildings	Total	Accumulated Depreciation	Life on which Depreciation Calculated	Date Acquired

$688,000	$1,580,000	$2,268,000	$945,000	(a)	12/27/2004

Notes to Schedule III

(a) See Footnote 2 to the Financial Statements outlining depreciation methods and lives.

(b) None

(c) The reconciliation for investments in real estate and accumulated depreciation for the years ended December 31, 2018 are as follows

	Investments in Real Estate	Accumulated Depreciation
Balance, December 31, 2005	$1,986,000	$49,000
Acquisitions	210,000
Depreciation expense		71,000
Balance, December 31, 2006	2,196,000	120,000
Acquisitions	34,000
Depreciation expense		84,000
Balance, December 31, 2007	2,230,000	204,000
Acquisitions	38,000
Depreciation expense		96,000
Balance, December 31, 2008	2,268,000	300,000
Acquisitions
Depreciation expense		100,000
Balance, December 31, 2009	2,268,000	400,000
Acquisitions
Depreciation expense		101,000
Balance, December 31, 2010	2,268,000	501,000
Acquisitions
Depreciation expense		100,000
Balance, December 31, 2011	2,268,000	601,000
Acquisitions
Depreciation expense		51,000
Balance, December 31, 2012	2,268,000	652,000
Acquisitions
Depreciation expense		52,000
Balance, December 31, 2013	2,268,000	704,000
Acquisitions
Depreciation expense		52,000
Balance, December 31, 2014	2,268,000	756,000
Acquisitions
Depreciation expense		47,000
Balance, December 31, 2015	2,268,000	803,000
Acquisitions
Depreciation expense		47,000
Balance, December 31, 2016	2,268,000	850,000
Acquisitions
Depreciation expense		47,000
Balance, December 31, 2017	2,268,000	897,000
Acquisitions
Depreciation expense		48,000
Balance, December 31, 2018	2,268,000	945,000