Form 10-Q
period 2019-03-31
SPINDLETOP OIL & GAS CO
filed 2019-05-15
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value (Class)	6,809,602 (Outstanding at May 15, 2019)

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

FORM 10-Q
For the quarter ended March 31, 2019

Index to Consolidated Financial Statements and Schedules

Part I – Financial Information:	Page

Item 1. – Financial Statements

Consolidated Balance Sheets
March 31, 2019 (Unaudited) and December 31, 2018	4 - 5

Consolidated Statements of Operations (Unaudited)
Three Months Ended March 31, 2019 and 2018	6

Consolidated Statements of Changes in Shareholder' Equity (Unaudited)	7
Three Months Ended March 31, 2019 and
Three Months Ended March 31, 2018

Consolidated Statements of Cash Flow (Unaudited)
Three Months Ended March 31, 2019 and 2018	8

Notes to Consolidated Financial Statements	9

Item 2. – Management’s Discussion and Analysis of Financial
Condition and Results of Operations	9

Item 4. – Controls and Procedures	13

Part II – Other Information:

Item 5. – Other Information	14

Item 6. – Exhibits	15

Part I - Financial Information

Item 1. - Financial Statements

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$14,465,000	$14,036,000
Restricted cash	363,000	363,000
Accounts receivable	2,627,000	2,615,000
Income tax receivable	231,000	235,000
Total Current Assets	17,686,000	17,249,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	27,901,000	27,892,000
Rental equipment	412,000	412,000
Gas gathering system	115,000	115,000
Other property and equipment	296,000	296,000
	28,724,000	28,715,000
Accumulated depreciation and amortization	(25,366,000)	(25,256,000)
Total Property and Equipment	3,358,000	3,459,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,580,000	1,580,000
Accumulated depreciation	(956,000)	(945,000)
Total Real Estate Property	1,312,000	1,323,000

Other Assets
Other long-term investments	2,358,000	2,358,000
Other	9,000	9,000
Total Other Assets	2,367,000	2,367,000
Total Assets	$24,723,000	$24,398,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS Co. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$6,196,000	$5,857,000
Total Current Liabilities	6,196,000	5,857,000

Noncurrent Liabilities
Asset retirement obligation	1,360,000	1,324,000
Total Noncurrent Liabilities	1,360,000	1,324,000

Deferred Income Tax Payable	15,000	86,000

Total Liabilities	7,571,000	7,267,000

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 6,809,602 shares outstanding at March 31, 2019 and at December 31, 2018.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury stock, at cost	(1,806,000)	(1,806,000)
Retained earnings	17,938,000	17,917,000
Total Shareholders' Equity	17,152,000	17,131,000
Total Liabilities and Shareholders' Equity	$24,723,000	$24,398,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended ,
	March 31 ,	March 31 ,
	2019	2018
Revenues
Oil and gas revenues	$1,165,000	$1,406,000
Revenue from lease operations	55,000	70,000
Gas gathering, compression, equipment rental	33,000	36,000
Real estate rental income	60,000	57,000
Interest Income	71,000	49,000
Other	11,000	13,000
Total Revenues	1,395,000	1,631,000

Expenses
Lease operations	328,000	361,000
Production taxes, gathering and marketing	194,000	201,000
Pipeline and rental operations	3,000	14,000
Real estate operations	39,000	30,000
Depreciation and amortization	122,000	131,000
ARO accretion expense	47,000	9,000
General and administrative	708,000	635,000
Total Expenses	1,441,000	1,381,000
Income (Loss) Before Income Tax	(46,000)	250,000

Current income tax provision	4,000	66,000
Deferred income tax (benefit)	(71,000)	(121,000)
Total income tax (benefit)	(67,000)	(55,000)
Net Income	$21,000	$305,000

Earnings per Share of Common Stock
Basic and Diluted	$—	$0.04

Weighted Average Shares Outstanding
Basic and Diluted	6,809,602	6,936,269

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
For the Three Months Ended March 31, 2019 and March 31, 2018
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings
Balance December 31, 2018	7,677,471	$77,000	$943,000	867,869	($1,806,000)	$17,917,000

Net Income	—	—	—	—	—	21,000
Balance March 31, 2019	7,677,471	$77,000	$943,000	867,869	($1,806,000)	$17,938,000

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings
Balance December 31, 2017	7,677,471	$77,000	$943,000	741,202	($1,536,000)	$17,653,000

Net Income	—	—	—	—	—	305,000
Balance March 31, 2018	7,677,471	$77,000	$943,000	741,202	($1,536,000)	$17,958,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2019	2018
Cash Flows from Operating Activities
Net Income	$21,000	$305,000
Reconciliation of net income to net cash
provided by operating activities
Depreciation and amortization	122,000	131,000
Accretion of asset retirement obligation	47,000	9,000
Changes in accounts receivable	(12,000)	1,149,000
Changes in income tax receivable	4,000	66,000
Changes in accounts payable and accrued liabilities	339,000	(569,000)
Changes in deferred Income tax payable	(71,000)	(121,000)
Net cash provided for operating activities	450,000	970,000

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development	(21,000)	(11,000)
Changes in Other long-term investments	—	308,000
Net cash provided (used) for investing activities	(21,000)	297,000

Increase in cash, cash equivalents, and restricted cash	429,000	1,267,000

Cash, cash equivalents, and restricted cash at beginning of period	14,399,000	12,070,000
Cash, cash equivalents, and restricted cash at end of period	$14,828,000	$13,337,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND ORGANIZATION

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended December 31, 2018, for further information.

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

Subsequent Events

The Company has evaluated subsequent events through the issuance date of this report of May 15, 2019.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the factors listed and described at Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been no changes from the risk factors previously described in the Company’s Form 10-K for the fiscal year ended December 31, 2018 (the “Form 10-K”).

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

Results of Operations

Three months ended March 31, 2019 compared to the three months ended March 31, 2018

Oil and gas revenues for the first quarter of 2019 were $1,165,000, as compared to $1,406,000 for the same period in 2018, a decrease of approximately $241,000 or 17.1%.

Oil sales for the first three months of 2019 were approximately $616,000 compared to approximately $718,000 in the first quarter of 2018, a decrease of approximately $102,000 or 14.2%. Of this net decrease in oil sales, volumes for the first quarter of 2019 were approximately 10,200 bbls, compared to 15,400 bbls during the first quarter of 2018, a decrease of approximately 5,200 bbls, or 33.8%.

Average oil prices received were $48.27per bbl in the first quarter of 2019 compared to $51.95 per bbl in the first three months of 2018, a decrease of approximately $3.68 per bbl or 7.1%.

Natural gas revenues for the first three months of 2019 were $549,000 compared to $688,000 for the same period in 2018, a decrease of $139,000 or 20.2%. Natural gas sales volumes for the first quarter of 2019 were approximately 208,000 mcf compared to approximately 152,000 mcf during the first quarter of 2018, an increase of approximately 56,000 mcf or 36.8%.

Average natural gas prices received were $2.64 per mcf in the first quarter of 2019 as compared to $3.03 per mcf in the first quarter of 2018, a decrease of approximately $0.39 per mcf or 12.9%.

Revenues from lease operations was $55,000 in the first quarter of 2019 compared to $70,000 in the first quarter of 2018, a decrease of approximately $15,000 or 21.4%. This decrease is due primarily to a reduction in field operations income. Revenues from lease operations are derived from field supervision charged to operated leases along with operator overhead charges to operated leases.

Revenues from gas gathering, compression and equipment rental for the first quarter of 2019 was $33,000 compared to $36,000 in the first quarter of 2018, a decrease of approximately $3,000 or 8.3%.

Real estate income was approximately $60,000 during the first quarter of 2019 compared to $57,000 for the first three months of 2018, an increase of approximately $3,000, or 5.3%.

Interest income was approximately $71,000 during the first quarter of 2019, compared to approximately $49,000 during the same period in 2018, an increase of approximately $22,000 or 44.9%. The increase in interest income was due to the Company investing its funds in both long-term and short-term certificates of deposit and depository accounts paying higher rates of interest than those received in prior years.

Other revenues for the first three months of 2019 were approximately $11,000 as compared to $13,000 for the same time period in 2018, a decrease of $2,000, or 15.4%.

Lease operating expenses in the first quarter of 2019 were $328,000 as compared to $361,000 in the first quarter of 2018, a net decrease of approximately $33,000, or 9.1%.  Of this net decrease, approximately $30,000 is due to increases in operating expenses billed by third-party operators on non-operated properties, offset by approximately $63,000 of overall net decreases in operating expenses on various operated properties.

Production taxes, gathering and marketing expenses in the first quarter of 2019 were approximately $194,000 as compared to $201,000 for the first quarter of 2018, a decrease of approximately $7,000 or 3.5%.  These decreases related directly to the decreases in oil and gas revenues as described in the above paragraphs.

Pipeline and rental expenses for the first quarter of 2019 were approximately $3,000 compared to approximately $14,000 for the same time period in 2018, a decrease of $11,000 or 78.6%. The decrease in 2019 is due to non-recurring repair and maintenance expenses in the first quarter of 2018.

Real estate expenses in the first quarter of 2019 were approximately $39,000 compared to $30,000 during the same period in 2018, an increase of approximately $9,000 or 30.0%. The primary reason for the current period increase is due to an increase in repairs and maintenance between periods.

Depreciation, depletion, and amortization expense for the first quarter of 2019 was $122,000 as compared to $131,000 for the first quarter of 2018, a decrease of $9,000, or 6.9%. For the first quarter of 2019, $107,000 of the amount was for amortization of the full cost pool of capitalized acquisition, exploration, and development costs as compared with $116,000 for the first quarter of 2018, a decrease of $9,000 or 7.8%. The Company re-evaluated its proved oil and gas reserve quantities as of December 31, 2018. This re-evaluated reserve base was reduced for oil and gas reserves that were produced or sold during the quarter and adjusted for newly acquired reserves or for changes in estimated production curves and future price assumptions. A depletion rate of 3.191% for the first quarter of 2019 was calculated and applied to the Company’s full cost pool of capitalized oil and gas properties as compared to 2.636% for the first quarter of 2018.

Asset Retirement Obligation (“ARO”) expense for the first three months of 2019 was approximately $47,000 as compared to approximately $9,000 for the same time period in 2018, an increase of $38,000. The ARO expense is calculated to be the discounted present value of the estimated future cost to plug and abandon the Company’s producing wells.

General and administrative expenses for the first quarter of 2019 were approximately $708,000 as compared to approximately $635,000 for the first quarter of 2018, an increase of approximately $73,000 or 11.5%. Approximately 80% of the increase comes from increased salary, wages, benefits, and other personnel costs. The remaining 20% of the increase is due to office, computer and other expenses.

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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Part II - Other Information

Item 5. – Other Information

East Texas

Effective April 1, 2019, the Company sold its interest in the J. M. Watts Gas Unit #1 and associated leases. The Company is pursuing Section 1031-Like Kind Exchange treatment for the proceeds from this transaction and has not calculated the income tax implications of the divestiture.

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

SPINDLETOP OIL & GAS CO.
(Registrant)

Date: May 15, 2019	By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

Date: May 15, 2019	By:/s/ Michelle H. Mazzini
Michelle H. Mazzini
Vice President, Secretary

Date: May 15, 2019	By:/s/ Christine L. Tesdall
Christine L. Tesdall
Principal Financial and
Accounting Manger