Form 10-Q
period 2019-06-30
SPINDLETOP OIL & GAS CO
filed 2019-08-14
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2019

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-18774

SPINDLETOP OIL & GAS CO.

(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization) 12850 Spurling Rd., Suite 200, Dallas, Texas (Address of principal executive offices)	75-2063001 (I.R.S. Employer Identification No.) 75230 (Zip Code)

(972-644-2581)

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	SPND	OTC Markets - Pink

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value (Class)	6,809,602 (Outstanding at August 14, 2019)

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

FORM 10-Q

For the quarter ended June 30, 2019

Index to Consolidated Financial Statements and Schedules

Part I – Financial Information:	Page

Item 1. – Financial Statements

Consolidated Balance Sheets	4 - 5
June 30, 2019 (Unaudited) and December 31, 2018

Consolidated Statements of Operations (Unaudited)	6
Six Months Ended June 30, 2019 and 2018
Three Months Ended June 30, 2019 and 2018

Consolidated Statements of Changes in Shareholder's Equity (Unaudited)	7
Six Months Ended June 30, 2019 and
Six Months Ended June 30, 2018

Consolidated Statements of Cash Flow (Unaudited)	8
Six Months Ended June 30, 2019 and 2018

Notes to Consolidated Financial Statements	9

Item 2. – Management’s Discussion and Analysis of Financial
Condition and Results of Operations	9

Item 4. – Controls and Procedures	14

Part II – Other Information:

Item 5. – Other Information	15

Item 6. – Exhibits	16

Part I - Financial Information

Item 1. - Financial Statements

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$14,275,000	$14,036,000
Restricted cash	363,000	363,000
Accounts receivable	2,750,000	2,615,000
Income tax receivable	255,000	235,000
Total Current Assets	17,643,000	17,249,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	28,100,000	27,892,000
Rental equipment	412,000	412,000
Gas gathering system	115,000	115,000
Other property and equipment	303,000	296,000
	28,930,000	28,715,000
Accumulated depreciation and amortization	(25,502,000)	(25,256,000)
Total Property and Equipment	3,428,000	3,459,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,580,000	1,580,000
Accumulated depreciation	(968,000)	(945,000)
Total Real Estate Property	1,300,000	1,323,000

Other Assets
Deferred Income Tax Asset	65,000	—
Other long-term investments	2,358,000	2,358,000
Other	9,000	9,000
Total Other Assets	2,432,000	2,367,000
Total Assets	$24,803,000	$24,398,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS Co. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$6,378,000	$5,857,000
Total Current Liabilities	6,378,000	5,857,000

Noncurrent Liabilities
Asset retirement obligation	1,396,000	1,324,000
Total Noncurrent Liabilities	1,396,000	1,324,000

Deferred Income Tax Payable	—	86,000

Total Liabilities	7,774,000	7,267,000

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 6,809,602 shares outstanding at June 30, 2019 and at December 31, 2018.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury stock, at cost	(1,806,000)	(1,806,000)
Retained earnings	17,815,000	17,917,000
Total Shareholders' Equity	17,029,000	17,131,000
Total Liabilities and Shareholders' Equity	$24,803,000	$24,398,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018
Revenues
Oil and gas revenues	$2,375,000	$3,270,000	$1,210,000	$1,864,000
Revenues from lease operations	187,000	130,000	132,000	60,000
Gas gathering, compression, equipment rental	66,000	61,000	33,000	25,000
Real estate rental revenue	119,000	116,000	59,000	59,000
Interest Income	113,000	88,000	42,000	39,000
Other revenues	22,000	29,000	11,000	16,000
Total Revenues	2,882,000	3,694,000	1,487,000	2,063,000

Expenses
Lease operating expenses	821,000	738,000	493,000	377,000
Production taxes, gathering and marketing expenses	388,000	496,000	194,000	295,000
Pipeline and rental expenses	19,000	37,000	16,000	23,000
Real estate expenses	72,000	73,000	33,000	43,000
Depreciation and amortization expenses	270,000	292,000	148,000	161,000
ARO accretion expense	94,000	18,000	47,000	9,000
General and administrative expenses	1,491,000	1,301,000	783,000	666,000
Total Expenses	3,155,000	2,955,000	1,714,000	1,574,000
Income (Loss) before income tax	(273,000)	739,000	(227,000)	489,000

Current income tax provision (benefit)	(20,000)	83,000	(24,000)	17,000
Deferred income tax benefit	(151,000)	(351,000)	(80,000)	(230,000)
Total income tax benefit	(171,000)	(268,000)	(104,000)	(213,000)
Net Income	$(102,000)	$1,007,000	$(123,000)	$702,000

Earnings per Share of Common Stock
Basic and Diluted	$(0.01)	$0.15	$(0.02)	$0.10

Weighted Average Shares Outstanding
Basic and Diluted	6,809,602	6,936,269	6,809,602	6,936,269

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Six Month Period Ended June 30, 2019
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings
Balance December 31, 2018	7,677,471	$77,000	$943,000	867,869	($1,806,000)	$17,917,000

Net Income	—	—	—	—	—	21,000
Balance March 31, 2019	7,677,471	$77,000	$943,000	867,869	($1,806,000)	$17,938,000

Net Loss	—	—	—	—	—	(123,000)
Balance June 30, 2019	7,677,471	$77,000	$943,000	867,869	($1,806,000)	$17,815,000

	Six Month Period Ended June 30, 2018
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings
Balance December 31, 2017	7,677,471	$77,000	$943,000	741,202	($1,536,000)	$17,653,000

Net Income	—	—	—	—	—	305,000
Balance March 31, 2018	7,677,471	$77,000	$943,000	741,202	($1,536,000)	$17,958,000

Net Income	—	—	—	—	—	702,000
Balance June 30, 2018	7,677,471	$77,000	$943,000	741,202	($1,536,000)	$18,660,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2019	2018
Cash Flows from Operating Activities
Net Income (Loss)	$(102,000)	$1,007,000
Reconciliation of net Income (Loss) to net cash
provided by operating activities
Depreciation and amortization	270,000	292,000
Accretion of asset retirement obligation	94,000	18,000
Changes in accounts receivable	(135,000)	1,186,000
Changes in income tax receivable	(20,000)	83,000
Changes in accounts payable and accrued liabilities	521,000	(585,000)
Changes in deferred Income tax asset	—	(144,000)
Changes in deferred Income tax payable	(151,000)	(207,000)
Changes in other assets	—	(1,000)
Net cash provided for operating activities	477,000	1,649,000

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development	(231,000)	(150,000)
Purchase of other property and equipment	(7,000)	—
Changes in Other long-term investments	—	308,000

Net cash provided (used) for investing activities	(238,000)	158,000

Increase in cash, cash equivalents, and restricted cash	239,000	1,807,000

Cash, cash equivalents, and restricted cash at beginning of period	14,399,000	12,070,000
Cash, cash equivalents, and restricted cash at end of period	$14,638,000	$13,877,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND ORGANIZATION

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended December 31, 2018 for further information.

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

Subsequent Events

Management has evaluated subsequent events through August 14, 2019, the date on which the financial statements were available to be issued.

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

 Results of Operations

Six months ended June 30, 2019 compared to six months ended June 30, 2018

Oil and gas revenues for the first six months of 2019 were $2,375,000, as compared to $3,270,000 for the same period in 2018, a decrease of approximately $895,000 or 27.4%

Oil sales for the first six months of 2019 were approximately $1,350,000 compared to approximately $1,961,000 for the first six months of 2018, a decrease of approximately $611,000 or 31.2%. Oil sales volumes for the first six months of 2019 were approximately 20,400, compared to approximately 23,200 bbls during the same period in 2018, a decrease of approximately 2,800 bbls, or 12.1%.

Average oil prices received were $54.67 per bbl in the first half of 2019 compared to $63.22 per bbl in the first half of 2018, a decrease of approximately $8.55 per bbl or 13.5%.

Natural gas revenue for the first six months of 2019 was $1,025,000 compared to $1,309,000 for the same period in 2018, a decrease of approximately $284,000, or 21.7%. Natural gas sales volumes for the first six months of 2019 were approximately 445,000 mcf compared to approximately 433,000 mcf during the first six months of 2018, an increase of approximately 12,000 mcf or 2.8%.

Average natural gas prices received were $2.30 per mcf in the first six months of 2019 as compared to $2.79 per mcf in the same time period in 2018, a decrease of approximately $0.49 per mcf or 17.6%.

Revenues from lease operations were $187,000 in the first six months of 2019 compared to $130,000 in the first six months of 2018, an increase of approximately $57,000 or 43.9%. This increase is due primarily to an increase in field supervision charges. Revenues from lease operations are derived from field supervision charged to operated leases along with operator overhead charged to operated leases.

Revenues from gas gathering, compression and equipment rental for the first six months of 2019 were $66,000 compared to $61,000 for the same period in 2018, an increase of approximately $5,000 or 8.2%. These revenues are derived from gas volumes produced and transported through our gas gathering systems.

Real estate revenue was approximately $119,000 during the first six months of 2019 compared to $116,000 for the first six months of 2018, an increase of approximately $3,000, or 2.6%.

Interest income was $113,000 during the first six months of 2019 as compared to $88,000 during the same period in 2018, an increase of approximately $25,000 or 28.4%. The increase in interest income was due to the Company investing its funds in both long-term and short-term certificates of depository accounts paying higher rates of interest than those received in prior periods.

Other revenues for the first six months of 2019 were $22,000 as compared to $29,000 for the same time period in 2018, a decrease of approximately $7,000 or 24.1%.

Lease operating expenses in the first six months of 2019 were $821,000 as compared to $738,000 in the first six months of 2018, a net increase of $83,000, or 11.3%. Of this net increase, approximately $10,000 is due to net increases in operating expenses billed by third-party operators on non-operated properties. The remaining net increase of approximately $73,000 represents overall increases and decreases in well expenditures on various properties.

Production taxes, gathering and marketing expenses in the first six months of 2019 were approximately $388,000 as compared to $496,000 for the first six months of 2018, a decrease of approximately $108,000, or 21.8%. This decrease relates directly to the decrease in oil and gas revenues as described in the above paragraphs.

Pipeline and rental expenses for the first six months of 2019 were $19,000 compared to $37,000 for the same time period in 2018, a decrease of approximately $18,000 or 48.7% . The decrease in 2019 is due to non-recurring repair and maintenance expenses in the first half of 2018.

Real estate expenses in the first six months of 2019 were approximately $72,000 compared to $73,000 during the same period in 2018, a decrease of approximately $1,000 or 1.4%.

Depreciation, depletion, and amortization expenses for first six months of 2019 were $270,000 as compared to $292,000 for the same period in 2018, a decrease of $22,000, or 7.5%. $239,000 of the amount for the first six months of 2019 was for amortization of the full cost pool of capitalized costs compared to $262,000 for the same period of 2018, a decrease of $23,000 or 8.8%. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31, 2018. This re-evaluated reserve base was reduced for oil and gas reserves that were produced or sold during the first six months of 2019 and adjusted for newly acquired reserves or for changes in estimated production curves and future price assumptions.

A depletion rate of 3.191% for the first quarter of 2019 and a depletion rate of 3.554% for the second quarter of 2019 was calculated and applied to the Company’s full cost pool of capitalized oil and natural gas properties compared to rates of 2.636% and 3.320% for the first two quarters of 2018 respectively.

Asset Retirement Obligation (“ARO”) expense for the first six months of 2019 was approximately $94,000 as compared to approximately $18,000 for the same time period in 2018, an increase of approximately $76,000 or 422.2%. The ARO expense is calculated to be the discounted present value of the estimated future cost to plug and abandon the Company’s producing wells.

General and administrative expenses for the first six months of 2019 were approximately $1,491,000 as compared to approximately $1,301,000 for the same time period of 2018, an increase of approximately $190,000 or 14.6%. Approximately 67% of the increase comes from increased salary, wages, benefits, and other personnel costs. The remaining 33% of the increase is due to office, computer, and other expenses.

Three months ended June 30, 2019 compared to three months ended June 30, 2018

Oil and natural gas revenues for the three months ended June 30, 2019 were $1,210,000, compared to $1,864,000 for the same time period in 2018, a decrease of $654,000, or 35.1%.

Oil sales for the second quarter of 2019 were approximately $734,000 compared to approximately $1,243,000 for the same period of 2018, a decrease of approximately $509,000 or 41.0%. Oil volumes sold for the second quarter of 2019 were approximately 10,200 bbls compared to approximately 12,700 bbls during the same period of 2018, a decrease of approximately 2,500 bbl or19.7%.

Average oil prices received were approximately $54.67 per bbl in the second quarter of 2019 compared to $65.00 per bbl during the same period of 2018, a decrease of approximately $10.33 per bbl, or 15.9%.

Natural gas revenues for the second quarter of 2019 were $476,000 compared to $621,000 for the same period in 2018, a decrease of $145,000 or 23.4%. Natural gas volumes sold for the second quarter of 2019 were approximately 237,000 mcf compared to approximately 196,000 mcf during the same period of 2018, an increase of approximately 41,000 mcf, or 20.9%.

Average natural gas prices received were approximately $2.10 per mcf in the second quarter of 2019 as compared to approximately $2.55 per mcf during the same period in 2018, a decrease of approximately $0.45 or 17.7%.

Revenues from lease operations for the second quarter of 2019 were approximately $132,000 compared to approximately $60,000 for the second quarter of 2018, an increase of approximately $72,000 or 120.0%. This increase is due primarily to an increase in field supervision charges. Revenues from lease operations are derived from field supervision charged to operated leases along with operator overhead charged to operated leases.

Revenues from gas gathering, compression and equipment rental for the second quarter of 2019 were approximately $33,000, compared to approximately $25,000 for the same period in 2018, an increase of approximately $8,000 or 32.0%. These revenues are derived from gas volumes produced and transported through our gas gathering systems.

Real estate revenue was approximately $59,000 during the second quarter of 2019 compared to $59,000 for the same time period of 2018,

Interest income for the second quarter of 2019 was approximately $42,000 as compared with approximately $39,000 for the same period in 2018, an increase of approximately $3,000 or 7.7%. Interest income is derived from investments in both short-term and long-term certificates of deposit as well as money market accounts at banks.

Other revenues for second quarter of 2019 were approximately $11,000 as compared with approximately $16,000 for the same period in 2018, a decrease of approximately $5,000 or 31.3%.

Lease operating expenses in the second quarter of 2019 were $493,000 as compared to $377,000 in the second quarter of 2018, a net increase of approximately $116,000, or 30.8%. Of this net increase, approximately $ 136,000 is from overall increases and decreases in well expenditures on various operated properties, offset by a $21,000 reduction in net operating expenses billed by third-party operators on non-operated properties

Production taxes, gathering, transportation and marketing expenses for the second quarter of 2019 were approximately $194,000 as compared to $295,000 during the second quarter of 2018, a net decrease of approximately $101,000 or 34.2%. These decreases relate directly to the decrease in oil and gas revenues as described in the above paragraphs.

Pipeline and rental expenses for the second quarter of 2019 were $16,000 compared to $23,000 for the same time period in 2018, a decrease of approximately $7,000, or 30.4%

Real estate expenses during the second quarter 2019 were approximately $33,000 compared to approximately $43,000 for the same period in 2018, a decrease of approximately $10,000 or 23.3%. This decrease is due primarily to non-recurring HVAC expenses incurred in the second quarter of 2018.

Depreciation, depletion, and amortization expenses for the second quarter of 2019 were $148,000 as compared to $161,000 for the same period in 2018, a decrease of $13,000, or 8.1%. $132,000 of the amount for the second quarter of 2019 was for amortization of the full cost pool of capitalized costs compared to $146,000 for the second quarter of 2018, a decrease of $14,000 or 9.4%. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31, 2018. This re-evaluated reserve base was reduced for oil and gas reserves that were produced or sold during the first six months of 2019 and adjusted for newly acquired reserves or for changes in estimated production curves and future price assumptions. A depletion rate of 3.191% for the first quarter of 2019 and a depletion rate of 3.554% for the second quarter of 2019 was calculated and applied to the Company’s full cost pool of capitalized oil and natural gas properties compared to rates of 2.636% and 3.320% for the first two quarters of 2018 respectively.

Asset Retirement Obligation (“ARO”) expense for the second quarter of 2019 was approximately $47,000 as compared to approximately $9,000 for the same time period in 2018, an increase of approximately $38,000. The ARO expense is calculated to be the discounted present value of the estimated future cost to plug and abandon the Company’s producing wells.

General and administrative expenses for the second quarter of 2019 were $783,000 compared to $666,000 for the same period in 2018, an increase of approximately $117,000 or 17.6%. Approximately 67% of the increase comes from increased salary, wages, benefits, and other personnel costs. The remaining 33% of the increase is due to office, computer, and other expenses.

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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Part II – Other Information

Item 5. – Other Information

East Texas

Effective April 1, 2019, the Company sold its interest in the J. M. Watts Gas Unit #1 and associated leases. The Company is pursuing Section 1031-Like Kind Exchange treatment for the proceeds from this transaction and has not calculated the income tax implications of the divestiture.

West Texas

Effective August 1, 2019, the Company acquired a 0.28% royalty interest in two wells located in Howard County, Texas. In addition, the Company acquired a 0.17% royalty interest in two other wells also located in Howard County, Texas.

Subsequent to the end of the second quarter, the Company sold its interest in approximately 16.77 net leasehold acres located in Loving County, Texas. The Company is pursuing Section 1031-Like Kind Exchange treatment for the proceeds from this transaction and has not calculated the income tax implications of the divesture.

New Mexico

Effective April 1, 2019, the Company sold its working interest in the Yarbro A Comm #1 well located in Eddy County, New Mexico.

Effective June 19, 2019, the Company sold its interest in approximately 182 net leasehold acres located in Eddy County, New Mexico. The Company is pursuing Section 1031, Like Kind Exchange Treatment for the proceeds from this transaction and has not calculated the income tax implications of the divesture.

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

SPINDLETOP OIL & GAS CO.
(Registrant)

Date: August 14, 2019	By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

Date: August 14, 2019	By:/s/ Michelle H. Mazzini
Michelle H. Mazzini
Vice President, Secretary

Date: August 14, 2019	By:/s/ Christine L. Tesdall
Christine L. Tesdall
Principal Financial and
Accounting Manger