Form 10-Q
period 2019-09-30
SPINDLETOP OIL & GAS CO
filed 2019-11-19
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2019

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ] Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the

Exchange Act. Yes [ ] No [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value (Class)	6,809,602 (Outstanding at November 19, 2019)

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

FORM 10-Q

For the quarter ended September 30, 2019

Index to Consolidated Financial Statements and Schedules

Part I – Financial Information:	Page

Item 1. – Financial Statements

Consolidated Balance Sheets	4 - 5
September 30, 2019 (Unaudited) and December 31, 2018

Consolidated Statements of Operations (Unaudited)	6
Nine Months Ended September 30, 2019 and 2018
Three Months Ended September 30, 2019 and 2018

Consolidated Statements of Changes in Shareholder's Equity (Unaudited)	7
Nine Months Ended September 30, 2019 and
Nine Months Ended September 30, 2018

Consolidated Statements of Cash Flow (Unaudited)	8
Nine Months Ended September 30, 2019 and 2018

Notes to Consolidated Financial Statements	9

Item 2. – Management’s Discussion and Analysis of Financial
Condition and Results of Operations	9

Item 4. – Controls and Procedures	14

Part II – Other Information:

Item 5. – Other Information	14

Item 6. – Exhibits	15

Part I - Financial Information

Item 1. - Financial Statements

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$13,967,000	$14,036,000
Restricted cash	363,000	363,000
Accounts receivable	2,980,000	2,615,000
Income tax receivable	256,000	235,000
Total Current Assets	17,566,000	17,249,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	28,009,000	27,892,000
Rental equipment	412,000	412,000
Gas gathering system	115,000	115,000
Other property and equipment	308,000	296,000
	28,844,000	28,715,000
Accumulated depreciation and amortization	(25,628,000)	(25,256,000)
Total Property and Equipment	3,216,000	3,459,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,580,000	1,580,000
Accumulated depreciation	(980,000)	(945,000)
Total Real Estate Property	1,288,000	1,323,000

Other Assets
Deferred Income Tax Asset	163,000	—
Other long-term investments	2,358,000	2,358,000
Other	3,000	9,000
Total Other Assets	2,524,000	2,367,000
Total Assets	$24,594,000	$24,398,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS Co. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$6,319,000	$5,857,000
Total Current Liabilities	6,319,000	5,857,000

Noncurrent Liabilities
Asset retirement obligation	1,432,000	1,324,000
Total Noncurrent Liabilities	1,432,000	1,324,000

Deferred Income Tax Payable	—	86,000

Total Liabilities	7,751,000	7,267,000

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 6,809,602 shares outstanding at September 30, 2019 and at December 31, 2018.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury stock, at cost	(1,806,000)	(1,806,000)
Retained earnings	17,629,000	17,917,000
Total Shareholders' Equity	16,843,000	17,131,000
Total Liabilities and Shareholders' Equity	$24,594,000	$24,398,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
Revenues
Oil and gas revenues	$3,501,000	$4,538,000	$1,126,000	$1,268,000
Revenues from lease operations	249,000	199,000	62,000	69,000
Gas gathering, compression, equipment rental	94,000	100,000	28,000	39,000
Real estate rental revenue	179,000	173,000	60,000	57,000
Interest Income	150,000	124,000	37,000	36,000
Other revenues	49,000	39,000	27,000	10,000
Total Revenues	4,222,000	5,173,000	1,340,000	1,479,000

Expenses
Lease operating expenses	1,239,000	1,106,000	418,000	368,000
Production taxes, gathering and marketing expenses	592,000	616,000	204,000	120,000
Pipeline and rental expenses	25,000	43,000	6,000	6,000
Real estate expenses	104,000	114,000	32,000	41,000
Depreciation and amortization expenses	407,000	433,000	137,000	141,000
ARO accretion expense	142,000	27,000	48,000	9,000
General and administrative expenses	2,212,000	1,920,000	721,000	619,000
Total Expenses	4,721,000	4,259,000	1,566,000	1,304,000
Income (Loss) before income tax	(499,000)	914,000	(226,000)	175,000

Current income tax expense	38,000	181,000	58,000	98,000
Deferred income tax expense (benefit)	(249,000)	(179,000)	(98,000)	172,000
Total income tax expense (benefit)	(211,000)	2,000	(40,000)	270,000
Net Income (Loss)	$(288,000)	$912,000	$(186,000)	$(95,000)

Earnings (Loss) per Share of Common Stock
Basic and Diluted	$(0.04)	$0.13	$(0.03)	$(0.01)

Weighted Average Shares Outstanding
Basic and Diluted	6,809,602	6,936,269	6,809,602	6,936,269

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	Nine Month Period Ended September 30, 2019
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings
Balance December 31, 2018	7,677,471	$77,000	$943,000	867,869	($1,806,000)	$17,917,000

Net Income	—	—	—	—	—	21,000
Balance March 31, 2019	7,677,471	77,000	943,000	867,869	(1,806,000)	$17,938,000

Net (Loss)	—	—	—	—	—	(123,000)
Balance June 30, 2019	7,677,471	77,000	943,000	867,869	(1,806,000)	$17,815,000

Net (Loss)	—	—	—	—	—	(186,000)
Balance September 30, 2019	7,677,471	$77,000	$943,000	867,869	($1,806,000)	$17,629,000

	Nine Month Period Ended September 30, 2018
	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings
Balance December 31, 2017	7,677,471	$77,000	$943,000	741,202	($1,536,000)	$17,653,000

Net Income	—	—	—	—	—	305,000
Balance March 31, 2018	7,677,471	77,000	943,000	741,202	(1,536,000)	$17,958,000

Net Income	—	—	—	—	—	702,000
Balance June 30, 2018	7,677,471	77,000	943,000	741,202	(1,536,000)	$18,660,000

Net (Loss)	—	—	—	—	—	(95,000)
Balance September 30, 2018	7,677,471	$77,000	$943,000	741,202	($1,536,000)	$18,565,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2019	2018
Cash Flows from Operating Activities
Net Income (Loss)	$(288,000)	$912,000
Reconciliation of net Income (Loss) to net cash
provided by operating activities
Depreciation and amortization	407,000	433,000
Accretion of asset retirement obligation	142,000	27,000
Changes in accounts receivable	(365,000)	1,040,000
Changes in income tax receivable	(21,000)	(19,000)
Changes in accounts payable and accrued liabilities	462,000	(506,000)
Changes in deferred income tax asset	(163,000)	—
Changes in deferred income tax payable	(86,000)	(179,000)
Changes in other assets	6,000	(1,000)
Net cash provided for operating activities	94,000	1,707,000

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development	(151,000)	(182,000)
Purchase of other property and equipment	(12,000)	—
Changes in Other long-term investments	—	308,000

Net cash provided (used) for investing activities	(163,000)	126,000

Increase (Decrease) in cash, cash equivalents, and restricted cash	(69,000)	1,833,000

Cash, cash equivalents, and restricted cash at beginning of period	14,399,000	12,070,000
Cash, cash equivalents, and restricted cash at end of period	$14,330,000	$13,903,000

Income taxes paid in cash	$60,000	$200,000

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

Subsequent Events

Management has evaluated subsequent events through November 19, 2019, the date on which the financial statements were available to be issued.

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

Results of Operations

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

Oil and gas revenues for the first nine months of 2019 were $3,501,000, as compared to $4,538,000 for the same period in 2018, a decrease of approximately $1,037,000 or 22.9%

Oil sales for the first nine months of 2019 were approximately $2,099,000 compared to approximately $2,718,000 for the first nine months of 2018, a decrease of approximately $619,000 or 22.8%. Oil sales volumes for the first nine months of 2019 were approximately 31,700 bbls compared to approximately 34,200 bbls during the same period in 2018, a decrease of approximately 2,500 bbls, or 7.3%.

Average oil prices received were $56.80 per bbl in the first nine months of 2019 compared to $63.87 per bbl in the first nine months of 2018, a decrease of approximately $7.07 per bbl or 11.7%.

Natural gas revenue for the first nine months of 2019 was $1,402,000 compared to $1,820,000 for the same period in 2018, a decrease of approximately $418,000, or 23.0%. Natural gas sales volumes for the first nine months of 2019 were approximately 692,000 mcf compared to approximately 656,000 mcf during the first nine months of 2018, an increase of approximately 36,000 mcf or 5.5%.

Average natural gas prices received were $2.03 per mcf in the first nine months of 2019 as compared to $2.78 per mcf in the same time period in 2018, a decrease of approximately $0.75 per mcf or 27.0%.

Revenues from lease operations were $249,000 in the first nine months of 2019 compared to $199,000 in the first nine months of 2018, an increase of approximately $50,000 or 25.1%. This increase is due primarily to an increase in field supervision charges. Revenues from lease operations are derived from field supervision charged to operated leases along with operator overhead charges to operated leases.

Revenues from gas gathering, compression and equipment rental for the first nine months of 2019 were $94,000 compared to $100,000 for the same period in 2018, a decrease of approximately $6,000 or 6.0%. These revenues are derived from gas volumes produced and transported through our gas gathering systems.

Real estate rental revenue was approximately $179,000 during the first nine months of 2019 compared to $173,000 for the first nine months of 2018, an increase of approximately $6,000, or 3.5%. Real estate rental revenue is derived from the leasing to third party tenants in the Company’s corporate office building.

Interest income was $150,000 during the first nine months of 2019 as compared to $124,000 during the same period in 2018, an increase of approximately $26,000 or 21.0%. Interest income is derived from investments in both short-term and long-term certificates of deposit as well as money market accounts at banks.

Other revenues for the first nine months of 2019 were $49,000 as compared to $39,000 for the same time period in 2018, an increase of approximately $10,000 or 25.6%. The increase is due primarily to miscellaneous non-recurring accounting adjustments.

Lease operating expenses in the first nine months of 2019 were $1,239,000 as compared to $1,106,000 in the first nine months of 2018, a net increase of $133,000, or 12.0%. Approximately $30,000 of the increase is due to a net increase in operating expenses billed by third-party operators on non-operated properties. The remaining net increase of approximately $103,000 represents overall increases and decreases on various properties.

Production taxes, gathering and marketing expenses in the first nine months of 2019 were approximately $592,000 as compared to $616,000 for the first nine months of 2018, a decrease of approximately $24,000 or 3.9%. The commensurate decrease related to decreased oil and gas revenue noted above was offset by higher gathering and processing expenses for liquid products charged by third parties.

Pipeline and rental expenses for the first nine months of 2019 were $25,000 compared to $43,000 for the same time period in 2018, a decrease of $18,000, or 41.9%. The decrease is due to non-recurring repairs in 2018.

Real estate expenses in the first nine months of 2019 were approximately $104,000 compared to $114,000 during the same period in 2018, a decrease of approximately $10,000 or 8.8%. The decrease is due to a timing difference for insurance payments between periods.

Depreciation, depletion, and amortization expenses for first nine months of 2019 were $407,000 as compared to $433,000 for the same period in 2018, a decrease of approximately $26,000, or 6.0%. $362,000 of the amount for the first nine months of 2019 was for amortization of the full cost pool of capitalized costs compared to $388,000 for the same period of 2018, a decrease of approximately $26,000 or 6.7%. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31, 2018. This re-evaluated reserve base was adjusted for the first nine months as of September 30, 2019 by estimating variances in average prices of oil and natural gas that occurred during the period, adding estimated quantities of oil and natural gas reserves acquired during the period, and deducting oil and natural gas reserves that were produced or sold during the period. A depletion rate of 3.191% for the first quarter of 2019, a depletion rate of 3.554% for the second quarter, and a depletion rate of 3.727% for the third quarter of 2019 was calculated and applied to the Company’s full cost pool of capitalized oil and natural gas properties compared to rates of 2.636%, 3.320%, and 2.751% for the first three quarters of 2018 respectively.

Asset Retirement Obligation (“ARO”) expense for the first nine months of 2019 was approximately $142,000 as compared to approximately $27,000 for the same time period in 2018, an increase of approximately $115,000. ARO is a calculation of the estimated present value to plug producing properties compared to the estimate made in the previous year. This recalculation was made after the Company re-evaluated its proved oil and natural gas reserves at the end of 2018.

General and administrative expenses for the first nine months of 2019 were approximately $2,212,000 as compared to approximately $1,920,000 for the same time period of 2018, an increase of approximately $292,000 or 15.2%. Approximately half of the increase comes from increased salary, wages, benefits, and other personnel costs. The remaining half of the increase is due to the timing of expenditures for office, computer, and other general and administrative expenses.

Three months ended September 30, 2019 compared to three months ended September 30, 2018

Oil and natural gas revenues for the three months ended September 30, 2019 were $1,126,000, compared to $1,268,000 for the same time period in 2018, a decrease of approximately $142,000, or 11.2%.

Oil sales for the third quarter of 2019 were approximately $749,000 compared to approximately $757,000 for the same period of 2018, a decrease of approximately $8,000 or 1.1%. Oil volumes sold for the third quarter of 2019 were approximately 11,300 bbls compared to approximately 11,000 bbls during the same period of 2018, an increase of approximately 300 bbls or 2.7%.

Average oil prices received were approximately $54.84 per bbl in the third quarter of 2019 compared to $57.61 per bbl during the same period of 2018, a decrease of approximately $2.77 per bbl, or 4.8%.

Natural gas revenues for the third quarter of 2019 were $377,000 compared to $511,000 for the same period in 2018, a decrease of $134,000 or 26.2%. Natural gas volumes sold for the third quarter of 2019 were approximately 249,000 mcf compared to approximately 223,000 mcf during the same period of 2018, an increase of approximately 26,000 mcf, or 11.7%.

Average natural gas prices received were approximately $1.62 per mcf in the third quarter of 2019 as compared to approximately $2.74 per mcf during the same period in 2018, a decrease of approximately $1.12 or 40.9%.

Revenues from lease operations for the third quarter of 2019 were approximately $62,000 compared to approximately $69,000 for the third quarter of 2018, a decrease of approximately $7,000 or 10.1%. This decrease is due primarily to a decrease in field supervision charges during the third quarter of 2019. Revenues from lease operations are derived from field supervision charged to operated leases along with operator overhead charges to operated leases.

Revenues from gas gathering, compression and equipment rental for the third quarter of 2019 were approximately $28,000, compared to approximately $39,000 for the same period in 2018, a decrease of approximately $11,000 or 28.2%. These revenues are derived from gas volumes produced and transported through our gas gathering systems.

Real estate rental revenue was approximately $60,000 during the third quarter of 2019 compared to $57,000 for the same time period of 2018, an increase of approximately $3,000 or 5.3%. Real estate rental revenue is derived from the leasing to third party tenants in the Company’s corporate office building.

Interest income for the third quarter of 2019 was approximately $37,000 as compared with approximately $36,000 for the same period in 2018, an increase of approximately $1,000 or 2.8%. Interest income is derived from investments in both short-term and long-term certificates of deposit as well as money market accounts at banks.

Other revenues for third quarter of 2019 were approximately $27,000 as compared with approximately $10,000 for the same period in 2018, an increase of approximately $17,000 or 170.0%. The increase is due primarily to miscellaneous non-recurring accounting adjustments.

Lease operating expenses in the third quarter of 2019 were $418,000 as compared to $368,000 in the third quarter of 2018, a net increase of approximately $50,000, or 13.6%.  Approximately $12,000 of the increase is due to a net increase in operating expenses billed by third-party operators on non-operated properties. The remaining net increase of $38,000 represents overall increases and decreases on various properties.

Production taxes, gathering, transportation and marketing expenses for the third quarter of 2019 were approximately $204,000 as compared to $120,000 during the third quarter of 2018, a net increase of approximately $84,000 or 70.0%. The commensurate decrease related to decreased oil and gas revenue noted above was offset by higher gathering and processing expenses for liquid products charged by third parties.

Pipeline and rental expenses for the third quarter of 2019 were $6,000 compared to $6,000 for the same time period in 2018.

Real estate expenses during the third quarter 2019 were approximately $32,000 compared to approximately $41,000 for the same period in 2018, a decrease of approximately $9,000 or 22.0%. The decrease is due to a timing difference for insurance payments between periods.

Depreciation, depletion, and amortization expenses for the third quarter of 2019 were $137,000 as compared to $141,000 for the same period in 2018, a decrease of approximately $4,000, or 2.8%. $123,000 of the amount for the third quarter of 2019 was for amortization of the full cost pool of capitalized costs compared to $126,000 for the third quarter of 2018, a decrease of approximately $3,000 or 2.4%. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31, 2018. This re-evaluated reserve base was adjusted for the first nine months as of September 30, 2019 by estimating variances in average prices of oil and natural gas that occurred during the period, adding estimated quantities of oil and natural gas reserves acquired during the period, and deducting oil and natural gas reserves that were produced or sold during the period. A depletion rate of 3.191% for the first quarter of 2019, a depletion rate of 3.554% for the second quarter, and a depletion rate of 3.727% for the third quarter of 2019 was calculated and applied to the Company’s full cost pool of capitalized oil and natural gas properties compared to rates of 2.636%, 3.320%, and 2.751% for the first three quarters of 2018 respectively.

Asset Retirement Obligation (“ARO”) expense for the third quarter of 2019 was approximately $48,000 as compared to approximately $9,000 for the same time period in 2018, an increase of approximately $39,000. ARO is a calculation of the estimated present value to plug producing properties compared to the estimate made in the previous year. This recalculation was made after the Company re-evaluated its proved oil and natural gas reserves at the end of 2018.

General and administrative expenses for the third quarter of 2019 were $721,000 compared to $619,000 for the same period in 2018, an increase of approximately $102,000 or 16.5%. Approximately one-quarter of the increase comes from increased salary, wages, benefits, and other personnel costs. The remaining three-quarters of the increase is due to the timing of expenditures for office, computer, and other general and administrative expenses.

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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Part II – Other Information

Item 5. – Other Information

None.

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

SPINDLETOP OIL & GAS CO.
(Registrant)

Date: November 19, 2019	By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

Date: November 19, 2019	By:/s/ Michelle H. Mazzini
Michelle H. Mazzini
Vice President, Secretary

Date: November 19, 2019	By:/s/ Christine L. Tesdall
Christine L. Tesdall
Principal Financial and
Accounting Manger