Form 10-K
period 2019-12-31
SPINDLETOP OIL & GAS CO
filed 2020-04-02
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

$2,590,818 based upon a total of 909,059 shares held as of June 30, 2019 by persons believed to be non-affiliates of the Registrant; the basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, that such calculation, if made as of a date within 60 days of this filing, would yield a different value.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value	6,809,602
(Class)	(Outstanding at March 30, 2020)

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

Operating Approach

We believe that a major attribute of the Company is its long history with, and extensive knowledge of, the Fort Worth Basin of Texas. Our technical staff has an average of over 26 years oil and gas experience, most of it in the Fort Worth Basin.

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

The Company holds approximately 84,248 gross acres under lease in 14 states. The majority of the leases are held by production. A breakout of the Company’s leasehold acreage by geographic area is as follows:

	Operated		Non-Operated				Percent
	Properties		Properties		Total		of Total
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Geographic Area	Acres	Acres	Acres	Acres	Acres	Acres	Acres	Acres
North Texas (1)	7,993	7,510	6,759	334	14,752	7,844	17.52%	38.81%
East Texas	3,200	2,780	9,011	1,050	12,211	3,830	14.49%	18.95%
Gulf Coast Texas	40	35	2,250	65	2,290	100	2.72%	0.49%
South Texas	—	—	540	52	540	52	0.64%	0.26%
West Texas	1,115	988	2,390	163	3,505	1,151	4.16%	5.69%
Texas Panhandle	1,760	1,195	1,520	104	3,280	1,299	3.89%	6.43%
Alabama	1,160	634	2,498	169	3,658	803	4.34%	3.97%
Arkansas	1,286	1,141	2,957	109	4,243	1,250	5.04%	6.18%
Louisiana	195	144	3,058	213	3,253	357	3.86%	1.77%
New Mexico	2,600	1,835	796	29	3,396	1,864	4.03%	9.22%
Oklahoma	317	185	26,071	536	26,388	721	31.32%	3.57%
Colorado	—	—	240	—	240	—	0.28%	0.00%
Kansas	—	—	640	184	640	184	0.76%	0.91%
Michigan	—	—	240	6	240	6	0.28%	0.03%
Mississippi	—	—	140	6	140	6	0.17%	0.03%
Montana	—	—	10	2	10	2	0.01%	0.01%
North Dakota	—	—	1,142	138	1,142	138	1.36%	0.68%
Utah	—	—	2,520	471	2,520	471	2.99%	2.34%
Wyoming	—	—	1,800	134	1,800	134	2.14%	0.66%

Total	19,666	16,447	64,582	3,765	84,248	20,212	100.00%	100.00%

(1) North Texas includes the Fort Worth Basin & Bend Arch

The majority of the Company’s net acres (70.63%) are located in Texas.

A breakout of the Company's most significant oil and gas reserves by geographic area is as follows:

	BOE	% Total
North Texas including the Fort Worth Basin & Bend Arch	656,182	66.82%
East Texas	174,352	17.75%
Panhandle Texas	23,475	2.39%
West Texas	13,788	1.40%
Gulf Coast Texas	3,210	0.33%
Total Texas	871,007	88.69%

Alabama	54,931	5.59%
Oklahoma	16,039	1.63%
Kansas	1,448	0.15%
New Mexico	5,450	0.55%
Louisiana	29,563	3.01%
Mississippi	220	0.02%
Montana	3,369	0.34%
Total Other States	111,020	11.31%
Total	982,027	100.00%

North Texas - Fort Worth Basin & Bend Arch

The Fort Worth Basin-Bend Arch Province has been a focal point of the Company since its inception. Our technical personnel have an average of over 26 years of exploration, drilling, completing, and production experience extracting natural gas and oil from both conventional and unconventional hydrocarbon deposits found across the basin. Furthermore, the Company maintains comprehensive and extensive dossiers of geologic and engineering data gathered from the province.

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

The Company has 14,752 gross acres under lease across the prolific Fort Worth Basin-Bend Arch Province, the majority of which is held by production from the more shallow producing zones. The Company uses recent and emerging technologies, as well as proven industry practices, to develop and produce oil and natural gas from its properties. Additionally, the Company has a dedicated and well-trained team of employees and professional staff that continually seek out low-risk profitable drilling and acquisition opportunities throughout the Fort Worth Basin-Bend Arch Province.

North Texas

Subsequent to year end, effective January 1, 2020, the Company acquired additional working interests of 2.00% with net revenue interests of 1.50% in seven of its operated Olex wells located in the Newark East Barnett Block of Denton County, Texas. The Company’s working interests range from 58.75% to 60.00% with net revenue interests ranging from 43.75% to 45.00%, after the addition of these interests.

Subsequent to year end, effective January 1, 2020, the Company sold eleven of its operated wells. Seven of the wells were located in Palo Pinto County, Texas with working interests ranging from 100% to 89%. Three of the wells were located in Jones County, Texas with working interests ranging from 100% to 77%. One of the wells was located in Comanche County, Texas with a working interest of 78.42%.

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

Oklahoma

Subsequent to year end, effective January 1, 2020, the Company acquired additional working interests of 7.5% with net revenue interests of 5.93% in its operated Cook 1-17 well located in Harper County, Oklahoma. The acquisition brings the Company’s total working interest in the well to 68.40% with a net revenue interest of 54.01%.

New Mexico

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

The net proved crude oil and natural gas reserves of the Company as of December 31, 2019 were 228,747 barrels of oil and condensate and 4.520 BCF of natural gas. Based on SEC guidelines, the reserves were classified as follows:

	Barrels of Oil	BCF Gas
Proved Developed Producing	228,747	4.520
Proved Developed Non-Producing	—	—
Proved Undeveloped	—	—
Total Proved Reserves	228,747	4.520

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

On a BOE (barrel of oil equivalent) basis (6 MCF/BOE), the net reserves are:

	Barrels of Oil Equivalent (BOE)

Natural Gas Reserves	753,280	77%
Oil Reserves	228,747	23%
Total Reserves	982,027	100%

Proved Developed Producing	982,027	100%
Proved Developed Non-Producing	—	0%
Proved Undeveloped	—	0%
Total Proved Reserves	982,027	100%

The Company has operational control over the majority of these reserves and can therefore to a large extent control the timing of development and production.

	Barrels of Oil Equivalent (BOE)

Operated Wells	740,470	75%
Non-Operated Wells	241,557	25%
Total	982,027	100%

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

Dependence on Customers

The following is a summary of a partial list of purchasers / operators (listed by percent of total oil and natural gas sales) from oil and natural gas produced by the Company for the three-year period ended December 31, 2019.

Purchaser / Operator	2019	2018	2017
Sunoco Partners Marketing	21%	18%	18%
Targa Midstream Services, LLC	8%	9%	13%
Bedrock Production LLC	8%	0%	0%
Enlink Gas Marketing, LTD.	8%	10%	13%
ETX Energy, LLC formerly New Gulf Resources	6%	5%	7%
Eastex Crude Company	5%	3%	7%
Barnett Gathering, LP	5%	4%	1%
ACE Gathering, Inc.	4%	4%	2%
Peveler Pipeline, LP	3%	0%	0%
Shell Trading (US) Company	3%	4%	4%
Pruet Production Co.	3%	3%	3%
Phillips 66	3%	1%	1%
Hunt Crude Oil Supply	3%	0%	0%
ETC Texas Pipeline, Ltd	2%	4%	2%
Midcoast Energy Partners LP	2%	3%	4%
Land and Natural Resource Development	1%	2%	0%
Enlink Crude Purchasing, LLC	1%	0%	0%
FDL Operating LLC	1%	1%	0%
Valero Energy Corporation	1%	1%	3%
Empire Pipeline Corp.	1%	1%	1%
DCP Midstream, LP	1%	4%	3%
XTO Energy, Inc.	1%	1%	1%
OXY USA, Inc.	1%	1%	2%
Range Resources Corporation	1%	1%	1%
Sandridge Energy, Inc.	1%	1%	1%
White Knight Production, LLC	1%	0%	0%
Webb Energy Resources, Inc.	0%	1%	1%
Enervest Operating, LLC	0%	10%	3%
Courson Oil & Gas, Inc.	0%	0%	1%
LPC Crude Oil Marketing LLC	0%	2%	3%
Lucid Energy Group II (Formerly Agave Energy Co.)	0%	1%	2%
Enterprise Crude Oil, LLC	0%	1%	0%
Ward Petroleum Corporation	0%	0%	1%

Oil and natural gas is sold to approximately 106 different purchasers under market sensitive, short-term contracts computed on a month to month basis.

Except as set forth above, there are no other customers of the Company that individually accounted for more than one percent (1%) of the Company's oil and natural gas revenues during the three years ended

December 31, 2019.

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

Employees

As of December 31, 2019, the Company employed or contracted for the services of a total of approximately 47 people. Of this total, 20 are full-time employees, and the remainder are part-time employees or independent contractors. We believe that our relationships with our employees are good.

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

We are exposed to global health economic and market risks that are beyond our control, which could adversely affect our financial results and capital requirements.

At the end of 2019, a novel strain of coronavirus (“COVID-19”) was reported in China. Subsequent to year end and continuing currently, COVID-19 has spread to other countries including the U.S. This pandemic has weakened the global demand for oil, putting pressure on the price of oil. In addition, the failure of the Organization of Petroleum Exporting Countries and Russia to agree on production cuts, have caused oil prices to drop dramatically around $20.00 per barrel which is approximately one-third of the oil price at the beginning of 2020.

During the first quarter of 2020, attempts at containment of COVID-19 have resulted in decreased economic activity which has adversely affected the broader global economy. As the economy slows, the demand for oil and natural gas softens. Many countries around the world as well as the majority of the states in the United States have ordered their citizens to stay home in order to contain the spread of the virus. As part of the “shelter in place” and “stay at home” orders, fewer businesses than normal are open and less people are going to work which has reduced the demand for oil and natural gas. Airlines have dramatically cut back on flights as the number of passengers has fallen off. Fewer cars on the road and planes in the sky means far less demand for oil. At this time, the full extent to which COVID-19 will negatively impact the global economy and our business is uncertain, but pandemics or other significant public health events will most likely have a material adverse effect on our business and results of operations.

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

The oil and natural gas industry is highly competitive. We encounter competition from other oil and gas companies in all areas of our operations, including the acquisition of producing properties and sale of crude oil and natural gas. Our competitors include major integrated oil and gas companies and numerous independent oil and gas companies, individuals, and drilling agreater number of properties and prospects than our financial or human resources permit.

Our ability to acquire additional properties and to discover reserves in the future will depend upon our ability to evaluate and select suitable properties and to consummate transactions in this highly competitive environment income programs. Many of our competitors are large, well-established companies with substantially larger operating staffs and greater capital resources than us. Such companies may be able to pay more for productive oil and gas properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. Our ability to acquire additional properties and to discover reserves in the future will depend upon our ability to evaluate and select suitable properties and to consummate transactions in this highly competitive environment.

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

This annual report contains estimates of our oil and natural gas reserves and the future net cash flows from those reserves. These estimates have been prepared by Company personnel for 2019, 2018 and 2017. There are numerous uncertainties inherent in estimating quantities of reserves of oil and natural gas and in projecting future rates of production and the timing of development expenditures, including many factors beyond our control. The reserve estimates in this annual report are based on various assumptions, including decline curve analysis, constant oil and natural gas prices, operating expenses, capital expenditures and the availability of funds, and therefore, are inherently imprecise indications of future net cash flows. Actual future production, cash flows, taxes, operating expenses, development expenditures and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this annual report. Additionally, our reserves may be subject to downward or upward revision based upon actual production performance, results of future development and exploration, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

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

We do not operate some of the properties in which we have an interest and we have limited ability to exercise influence over operations for these properties or their associated costs. As of December 31, 2019, approximately 25% of our crude oil and natural gas proved reserves were operated by other companies. Our dependence on other operators and other working interest owners for these projects and our limited ability to influence operations and associated costs could materially adversely affect the realization of our targeted return on capital in drilling or acquisition activities and our targeted production growth rate. The success and timing of drilling, development and exploitation activities on properties operated by others depend on a number of factors that are beyond our control, including the operator’s expertise and financial resources, approval of other participants for drilling wells and utilization of technology.

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

Our executive officers, directors and their affiliates as of December 31, 2019 hold approximately 86.65% of our outstanding shares of common stock. As a result, officers, directors and their affiliates and such shareholders have the ability to exert significant influence over our business affairs, including the ability to control the election of directors and results of voting on all matters requiring shareholder approval. This concentration of voting power may delay or prevent a potential change in control.

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

We are subject to certain title risks.

Our company employees and contract land professionals have reviewed title records or other title review materials relating to substantially all of our producing properties. The title investigation performed by us prior to acquiring undeveloped properties is thorough, but less rigorous than that conducted prior to drilling, consistent with industry standards. We believe we have satisfactory title to all our producing properties in accordance with standards generally accepted in the oil and gas industry. Our properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens, which we believe do not materially interfere with the use of or affect the value of such properties. At December 31, 2019, our leaseholds for some of our net acreage were being kept in force by virtue of production on that acreage in paying quantities. The remaining net acreage was held by lease rentals and similar provisions and requires production in paying quantities prior to expiration of various time periods to avoid lease termination.

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

Our business is highly capital-intensive, requiring continuous development and acquisition of oil and gas reserves. In addition, capital is required to operate and expand our oil and natural gas field operations and purchase equipment. At December 31, 2019, we had working capital of $13,292,000. We anticipate that we will be able to meet our cash requirements for the next 12 months. However, if such plans or assumptions change or prove to be inaccurate, we could be required to seek additional financing sooner than currently anticipated.

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

Our revenues, profitability and the carrying value of our oil and gas properties are substantially dependent upon prevailing prices of, and demand for, oil and natural gas and the costs of acquiring, finding, developing and producing reserves. Our ability to obtain borrowing capacity, to repay future indebtedness, and to obtain additional capital on favorable terms is also substantially dependent upon oil and natural gas prices. Historically, the markets for oil and natural gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and natural gas are subject to wide fluctuations in response to: (i) relatively minor changes in the supply of, and demand for, oil and natural gas; (ii) market uncertainty; and (iii) a variety of additional factors, all of which are beyond our control. These factors include domestic and foreign political conditions, the price and availability of domestic and imported oil and natural gas, the level of consumer and industrial demand, weather, domestic and foreign government relations, the price and availability of alternative fuels and overall economic conditions. Furthermore, the marketability of our production depends in part upon the availability, proximity and capacity of gathering systems, pipelines and processing facilities. Volatility in oil and natural gas prices could affect our ability to market our production through such systems, pipelines or facilities. As of December 31, 2019, approximately 95% of our oil and natural gas production is currently sold to 26 purchasing firms on a month-to-month basis at prevailing spot market prices. Oil prices remained subject to unpredictable political and economic forces during 2019, 2018, and 2017, and experienced fluctuations similar to those seen in natural gas prices for the year. We believe that oil prices will continue to fluctuate in response to changes in the policies of the Organization of Petroleum Exporting Countries ("OPEC"), changes in demand from many Asian countries, current events in the Middle East and Eastern Europe, security threats to the United States, and other factors associated with the world political and economic environment. As a result of the many uncertainties associated with levels of production maintained by OPEC and other oil producing countries, the availabilities of worldwide energy supplies and competitive relationships and consumer perceptions of various energy sources, we are unable to predict what changes will occur in crude oil and natural gas prices.

At the end of 2019, a novel strain of coronavirus (“COVID-19”) was reported in China. Subsequent to year end and continuing currently, COVID-19 has spread to other countries including the U.S. This pandemic has weakened the global demand for oil, putting pressure on the price of oil. In addition, the failure of the Organization of Petroleum Exporting Countries and Russia to agree on production cuts, have caused oil prices to drop dramatically around $20.00 per barrel which is approximately one-third of the oil price at the beginning of 2020.

During the first quarter of 2020, attempts at containment of COVID-19 have resulted in decreased economic activity which has adversely affected the broader global economy. As the economy slows, the demand for oil and natural gas softens. Many countries around the world as well as the majority of the states in the United States have ordered their citizens to stay home in order to contain the spread of the virus. As part of the “shelter in place” and “stay at home” orders, fewer businesses than normal are open and less people are going to work which has reduced the demand for oil and natural gas. Airlines have dramatically cut back on flights as the number of passengers has fallen off. Fewer cars on the road and planes in the sky means far less demand for oil. At this time, the full extent to which COVID-19 will negatively impact the global economy and our business is uncertain, but pandemics or other significant public health events will most likely have a material adverse effect on our business and results of operations.

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

None

Item 2. Properties

OIL AND GAS PROPERTIES

The following table sets forth pertinent data with respect to the Company-owned oil and gas properties, all located within the continental United States, as estimated by the Company:

	Years Ended December 31,
	2019	2018	2017
Gas and Oil Properties, net (1)
Proved developed gas reserves-Mcf (2)
Proved developed producing	4,520,000	6,849,000	7,173,000
Proved developed non-producing	—	—	—
Proved undeveloped gas reserves-Mcf (3)	—	—	—
Total proved gas reserves-Mcf	4,520,000	6,849,000	7,173,000

Proved Developed Crude Oil and
Condensate reserves-Bbls (2)
Proved developed producing	229,000	262,000	309,000
Proved developed non-producing	—	—	—
Proved Undeveloped crude oil and	—	—	—
Condensate reserves-Bbls (3)	—	—	—
	229,000	262,000	309,000

(1) The estimate of the net proved oil and natural gas reserves, future net revenues, and the present value of future net revenues.

(2) "Proved Developed Oil and Natural gas Reserves" are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

(3) "Proved Undeveloped Reserves" are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. See Footnote 17 to the Financial Statements, Supplemental Reserve Information (Unaudited), for further explanation of the changes for 2017 through 2019.

(4) Reserve amounts are rounded to the nearest thousand.

Productive Wells

The following table sets forth our domestic productive wells, shut-in wells, and includes both operated wells and wells operated by third parties at December 31, 2019.

Gas Wells		Oil Wells		Total Wells
Gross	Net	Gross	Net	Gross	Net

282	98.12	168	67.44	450	165.56

Acreage

The following table sets forth our undeveloped and developed gross and net leasehold acreage for our operated and non-operated wells at December 31, 2019. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Undeveloped acreage should not be confused with undrilled acreage held by Production under the terms of a lease. Undrilled acreage held by production under the terms of a lease is included in the Developed Acreage category total shown below.

Undeveloped Acreage		Developed Acreage		Total Acreage
Gross	Net	Gross	Net	Gross	Net

4,615	1,477	84,248	20,212	88,863	21,689

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

Wells Drilled and Completed

The Company's working interests in both operated and outside operated exploration and development wells completed during the years indicated were as follows:

	2019		2018		2017
	Gross	Net	Gross	Net	Gross	Net

Exploratory Wells (1):
Productive	1.000	0.014	—	—	—	—
Non-Productive	—	—	—	—	—	—
Total	1.000	0.014	—	—	—	—

Developed Wells (2):
Productive	—	—	—	—	—	—
Non-Productive	—	—	—	—	—	—
Total	—	—	—	—	—	—

Total Exploration & Development Wells:
Productive	1.000	0.014	—	—	—	—
Non-Productive	—	—	—	—	—	—
Total	1.000	0.014	—	—	—	—

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

The following tables set forth additional data with respect to production from Company-owned oil and gas operated and non-operated properties, all located within the continental United States:

	For the years ended December 31,
	2019	2018	2017	2016	2015

Oil and Gas Production, net:
Natural Gas (Mcf)	916,456	874,812	619,654	582,348	730,709
Crude Oil & Condensate (Bbl)	41,919	43,136	51,082	50,248	64,207

Average Sales Price per Unit Produced
Natural Gas (Mcf)	$2.08	$2.86	$2.87	$2.08	$2.51
Crude Oil & Condensate (Bbl)	$55.76	$62.09	$47.70	$37.49	$44.77

Average Production Cost per Equivalent Barrel (1) (2)	$13.26	$13.18	$13.33	$13.04	$15.94

(1) Includes severance taxes and ad valorem taxes.

(2) Natural gas production is converted to equivalent barrels at the rate of six MCFG per barrel, representing relative energy content of natural gas to oil.

The Company owns producing royalties and overriding royalties under properties located in Texas. The revenue from these properties is not significant.

The Company is not aware of any major discovery or other favorable or adverse event that is believed to have caused a significant change in the estimated proved reserves since December 31, 2019.

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

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market For The Company's Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

The Company's common stock trades Over-The-Counter under the symbol "SPND".

Prior to 2004, no significant public trading market had been established for the Company's common stock. The Company does not believe that listings of bid and asking prices for its stock are indicative of the actual trades of its stock, since trades are made infrequently. The following table shows high and low trading prices for each quarter in 2019, 2018, and 2017 as aggregated by Yahoo!.com from various OTC sources.

	Price Per Share
	High	Low

2019
First Quarter	$3.97	$2.60
Second Quarter	$3.70	$2.12
Third Quarter	$3.00	$1.63
Fourth Quarter	$2.35	$1.35

2018
First Quarter	$3.86	$2.00
Second Quarter	$3.98	$2.11
Third Quarter	$3.95	$3.25
Fourth Quarter	$4.00	$2.09

2017
First Quarter	$3.48	$2.40
Second Quarter	$3.46	$3.05
Third Quarter	$3.46	$2.70
Fourth Quarter	$3.91	$3.11

During the First Quarter of 2020 subsequent to year end, the following high and low prices were recorded for the Company's common stock.

	Price Per Share
	High	Low
2020
First Quarter	$2.86	$1.01

There is no amount of common stock that is subject to outstanding warrants to purchase, or securities convertible into, common stock of the Company.

According to the transfer records of the Company at March 30, 2020, common stock of the Company was held by approximately 536 known holders of record.

The following chart compares the yearly percentage change in the cumulative total stockholder return on the Company's Common Stock during the five years ended December 31, 2019 with the cumulative total return of the Standard and Poor's 500 Stock Index and of the Dow Jones U.S. Exploration and Production Index (formerly Dow Jones Secondary Oil Stock Index). The comparison assumes $100 was invested on December 31, 2014 in the Company's Common Stock and in each of the foregoing indices and assumes reinvestment of dividends. The Company paid no dividends on its Common Stock during the five-year period. Figures shown are past results and are not predictive of results in future periods.

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

Item 6. Selected Financial Data

The selected financial information presented should be read in conjunction with the consolidated financial statements and the related notes thereto.

	For the years ended December 31,
	2019	2018	2017	2016	2015

Total Revenue	$5,587,000	$6,734,000	$5,604,000	$4,515,000	$5,944,000
Net Income (Loss)	(646,000)	264,000	(3,000)	(1,329,000)	(5,777,000)
Earnings (Loss) per Share	($0.09)	$0.04	$0.00	($0.19)	($0.83)

	For the years ended December 31,
	2019	2018	2017	2016	2015

Total Assets	$23,898,000	$24,398,000	$24,132,000	$23,365,000	$25,889,000
Long-Term Debt	—	—	—	—	—

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

In order to test the cost center ceiling, the Company prepares a “Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Natural Gas Reserves (Unaudited)” as of the end of each calendar year (“the Reserve Report”). The Company prepared its annual Reserve Report as of December 31, 2019.

Reserve estimates are prepared in accordance with standard Security and Exchange Commission guidelines. The estimated net future net cash flows for 2019, 2018, and 2017, were computed using a 12-month average price, calculated as the un-weighted arithmetic average of the first-day-of-the month price for each month of the year. Lease operating costs, compression, dehydration, transportation, ad valorem taxes, severance taxes, and federal income taxes were deducted. Costs and prices were held constant and were not escalated over the life of the properties. No deductions were made for interest. The annual discount of estimated future cash flows is defined, for use herein, as future cash flows discounted at 10% per year, over the expected period of realization.

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

During the year ended December 31, 2019, average quarterly natural gas prices per mcf for the Company were $2.64, $2.10, $1.62, and $2.07 respectively. During the year ended December 31, 2018, average quarterly natural gas prices per mcf for the Company were $3.03, $2.55, $2.74, and $2.93 respectively. Average quarterly natural gas prices per mcf for the Company for the year ended December 31, 2017 were $2.25, $2.79, $2.83, and $2.82 respectively.

During the year ended December 31, 2019, average quarterly crude oil prices per bbl for the Company were $48.27, $54.67, $54.84, and $51.42 respectively. During the year ended December 31, 2018, average quarterly crude oil prices per bbl for the Company were $51.95, $65.00, $57.61, and $52.48 respectively. Average quarterly crude oil prices per bbl for the Company for the year ended December 31, 2017 were $46.24, $44.42, $44.06, and $49.72 respectively.

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

We may incur impairments to our crude oil and natural gas properties in 2020 if prices do not increase. The possibility and amount of any future impairment is difficult to predict, and will depend, in part, upon future crude oil and natural gas prices to be utilized in the ceiling test, estimates of proved reserves and future capital expenditures and operating costs. We cannot assure you that we will not experience write-downs in the future. If commodity prices decline or if any of our proved reserves are revised downward, a write-down of the carrying value of our oil and gas properties may be required.

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

Results of Operations

2019 Compared to 2018

Oil and natural gas revenues for the year ended December 31, 2019 were $4,631,000 compared to $5,848,000 for the year ended December 31, 2018, a decrease of $1,217,000 or 20.8%.

Oil revenue for 2019 was approximately $2,726,000 compared to $3,350,000 for 2018, a decrease of approximately $624,000 or 18.6%. Oil prices decreased to an average of $55.76 per barrel in 2019 from an average of $62.09 per barrel in 2018, a decrease of $6.33 per barrel or 10.2%. Oil sales decreased to 41,919 barrels from approximately 43,136 barrels in 2018, a decrease of 1,217 barrels or 2.8%.

Natural gas revenue for 2019 was approximately $1,905,000 compared to $2,498,000 for 2018, a decrease of approximately $593,000 or 23.7%. Natural gas sales increased to approximately 916,000 mcf in 2019 from approximately 875,000 mcf in 2018, an increase of approximately 41,000 mcf or 4.7%. Natural gas prices decreased to an average of $2.08 per mcf in 2019, a decrease of $0.78 or 27.3% from an average of $2.86 per mcf in 2018.

The decrease in oil revenue is due to a decrease in crude oil prices and a decrease in volumes sold during 2019 compared to 2018. Oil production from operated properties increased slightly during 2019, but decreases in oil production on non-operated properties contributed to the overall production decrease. The decrease in natural gas revenue during 2019 is due to the decrease in natural gas pricing. Natural gas volumes sold increased during 2019 compared to 2018; however, the 27% decrease in pricing resulted in an overall decrease in natural gas revenue.

Revenue from lease operations was approximately $315,000 for 2019, compared to approximately $258,000 in 2018, an increase of approximately $57,000 or 22.1%. Revenue from lease operations results from field supervision charges on operated wells as well as administrative overhead billed to working interest owners.

Revenues from gas gathering, compression, and equipment rental for 2019 were approximately $125,000, a decrease of $11,000 or 8.1% from approximately $136,000 in 2018. The decrease was due primarily to a decrease in natural gas volume sold through PPC as wells were shut in due to low natural gas pricing. Equipment rental revenue also decreased as wells were shut in during 2019.

Real estate rental revenue for 2019 was approximately $248,000, an increase of $16,000 or 6.9% from approximately $232,000 in 2018. The increase was due to scheduled tenant rent increases at the Company’s corporate office building.

Interest income for 2019 was approximately $193,000, an increase of $12,000 from approximately $181,000 in 2018 or 6.6%. The increase in interest income was due to the Company investing its funds in both long-term and short-term certificates of deposit and depository accounts paying higher rates of interest than those received in prior years.

Other revenue for 2019 was $75,000, as compared to $79,000 in 2018, a decrease of $4,000 or 5.1%.

Lease operating expenses 2019 were $1,754,000 as compared to $1,656,000 in 2018, a net increase of approximately $98,000, or 5.9%.  There were both increases and decreases within different segment categories of lease operating expenses. Amounts billed by third-party operators as operating expenses on non-operated properties increased by approximately $77,000 due to large workovers and unitization expenses. The remaining increase of $21,000 represents net increases and decreases on various properties due to general price fluctuations and levels of operation activity.

Production taxes, gathering, and marketing expenses for 2019 were approximately $828,000 compared to $835,000 in 2018, a decrease of approximately $7,000, or 0.8%. This decrease was directly related to the decrease in oil and natural gas production and revenues.

Pipeline and rental expenses for 2019 were $32,000 compared to $49,000 for 2018, a decrease of $17,000, or 34.7%. The decrease is primarily due to substantially lower levels of compressor repairs in 2019 as compared to 2018.

Real estate expenses in 2019 were approximately $179,000 compared to $196,000 during the same period in 2018, a decrease of approximately $17,000 or 8.7%. The decrease is primarily due to lower property taxes and utilities in 2019 as compared to 2018.

Depreciation and amortization expense for 2019 was $456,000 compared to $499,000 for 2018, a decrease of $43,000 or 8.6%. Amortization of the full cost pool of oil and natural gas assets for 2019 was $394,000 compared to $439,000 for the year ended 2018, a decrease of $45,000 or 10.3%. The Company re-evaluated its proved oil and gas reserves as of December 31, 2019, and decreased its estimated total proved reserves by approximately 421,000 BOE to 982,000 BOE at the end of 2019 compared to 1,403,000 BOE at the end of 2018, a decrease of approximately 30.0%. Sales of oil and natural gas products during 2019 increased by approximately 6,000 BOE from approximately 195,000 BOE in 2019 to approximately 189,000 BOE in 2018, an increase of 3.2%. (See Footnote 17 to the Financial Statements). This resulted in an increase in the depletion rate factor from 11.868% in 2018 on an unamortized full cost pool base of $3,700,000 to a depletion rate factor of 16.543% on an unamortized full cost pool base of $2,382,000 in 2019. The net decrease in the unamortized full cost pool base of $1,318,000 was due in part to accumulated depletion of $439,000 from 2018. In addition, $918,000 of proceeds from sales of properties was credited to the full cost pool in accordance with GAAP.

Asset Retirement Obligation (“ARO”) accretion expense for 2019 was $120,000 down from $189,000 in 2018, a decrease of $69,000 or 36.5%. The ARO calculation is based on the Company’s annual reserve report and takes into consideration the changes between years of the Company’s estimated obligation to plug its interests in existing wells. This estimated future cost is discounted using a 10% discount factor based on the estimated life of each property. Changes are incorporated as applicable into the full cost pool and the carrying value of the liability. Accretion expense measures and incorporates changes due to the passage of time into the carrying amount of the liability.

General and administrative expenses for 2019 were approximately $2,967,000 as compared to approximately $2,943,000 for 2018, an increase of approximately $24,000 or 0.8%.

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

Management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2019.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Directors and Executive Officers of the Company and certain information concerning them is set forth below:

Name	Age	Position

Chris G. Mazzini	62	Chairman of the Board, Director, and President

Michelle H. Mazzini	58	Director, Vice President, Secretary, and Treasurer

Ted R. Munselle	64	Director

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

Christine L. Tesdall, Accounting Manager, joined the Company in August, 2013.  Ms. Tesdall graduated from Texas A&M University in 1989 with a BBA degree in Accounting and began her accounting career as an auditor with Coopers & Lybrand. Ms. Tesdall has been a Certified Public Accountant since 1991.

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

Board Meetings, Committees, and Corporate Governance

The Board of Directors met one time in 2019. The Board has established an audit committee. The Board is small and all members of the Board serve on the audit committee. The function of the audit committee is to assist the Board in fulfilling its oversight responsibilities by reviewing the financial information that will be provided to the shareholders and others, the systems of internal controls that management and the Board of Directors have established, and the audit process. During 2019, Mr. Munselle was Chairman of the Audit Committee. Mr. Munselle is qualified as an “audit committee financial expert” within the meaning of SEC Regulations.

Item 11. Executive Compensation

Cash Compensation

Cash compensation including salaries and bonuses, of $227,959, $227,389, and $221,114 was paid to Mr. Mazzini in 2019, 2018, and 2017 respectively. Cash compensation including salaries and bonuses of $182,493, $157,558, and $155,336 was paid to Ms. Mazzini in 2019, 2018, and 2017 respectively.

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

Compensation of Directors

Directors who are employees of the Company are not currently compensated for their services on the Board. Mr. Munselle was paid a director’s fee of $10,000 in 2019, $10,000 in 2018 and $10,000 in 2017 to compensate him for his position as the Board of Directors’ Financial Expert. Mr. Munselle also receives $2,500 for each Board of Directors’ meeting during the year other than the annual meeting.

Termination of Employment and Change of Control Arrangement

There are no plans or arrangements for payment to officers or directors upon resignation or a change in control of the Registrant.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

Security Ownership of Certain Beneficial Owners and Managers

The table below sets forth the information indicated regarding ownership of the Registrant's common stock, $.01 par value, the only outstanding voting securities, as of April 2, 2020 with respect to: (i) any person who is known to the Registrant to be the owner of more than five percent of the Registrant's common stock; (ii) the common stock of the Registrant beneficially owned by each of the directors of the Registrant, and (iii) by all officers and directors as a group. Each person has sole investment and voting power with respect to the shares indicated, except as otherwise set forth in the footnotes to the table.

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

** Percentages are based upon 6,809,602 shares of Common Stock outstanding at March 30, 2020.

(1) Chris Mazzini directly owns 39,654 shares (0.5823%). Giant Energy Corp. directly owns 5,860,889 shares (86.0680%). Chris Mazzini owns 100% of the common stock of Giant Energy Corp.

Changes in control

The Company is not aware of any arrangements or pledges with respect to its securities that may result in a change in control of the Company.

Item 13. Certain Relationships And Related Transactions and Director Independence

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

Certain Business Relationships

On October 1, 2008, Giant entered into an Administrative Services Agreement with the Company whereby Giant pays the Company $250 per month for the Company providing administrative services to Giant. On October 1, 2008, the Company entered into a similar agreement with Giant NRG, LP (“NRG”) a limited partnership with Chris Mazzini and Michelle Mazzini as limited partners. Under this agreement NRG paid a monthly fee of $2,500 to the Company in exchange for the Company providing certain administrative services to NRG. Effective August 1, 2016, this administrative services fee was reduced to $1,500 per month. The Company has entered into a similar arrangement with Peveler Pipeline, LP ("Peveler"), whereby Peveler pays the Company a monthly charge of $250 in exchange for the Company providing administrative services to Peveler. Chris and Michelle Mazzini are the owners of Peveler Pipeline, LP, a limited partnership which owns a pipeline gathering system servicing wells owned by Giant, another related entity, described elsewhere in this report. The Company entered into a similar agreement with M-R Ventures, LLC (“MRV”) a limited liability company that operates some wells in Michigan, and that is owned by Chris and Michelle Mazzini. Pursuant to this agreement, MRV pays the Company a monthly fee in the amount of $500 for certain administrative services that the Company provides to MRV. The Company entered into a similar agreement with Reserve Royalty Company (“Reserve”) a sole proprietorship that holds some royalty interests owned by Chris and Michelle Mazzini. Pursuant to this agreement, Reserve pays the Company a monthly fee in the amount of $350 for certain administrative services that the Company provides to Reserve. See also note 5 to the Financial Statements.

Director Independence

Although the Company is not a listed issuer, the Board of Directors has determined to utilize a definition of independence from the NYSE American exchange standard. Utilizing that standard, the Board of Directors, which consists of only three individuals, two of whom are also executive officers of the Company, has determined that Director Ted R. Munselle, is “independent”, utilizing the standards of the NYSE American exchange.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees for professional services rendered to Spindletop Oil & Gas Co. and Subsidiaries for the years 2019 and 2018 by accounting firm, Farmer, Fuqua, & Huff, P.C.

Type of Fees	2019	2018
Audit Fees	$50,000	$47,500
Audit Related Fees	—	—
Tax Fees	—	—
All other fees	—	—

Members of the Board of Directors (the "Board") fulfill the responsibilities of an audit committee and have established policies and Procedures for the approval and pre-approval of audit services and permitted non-audit services. The Board has the responsibility to engage and terminate Farmer, Fuqua, & Huff, P.C. an independent registered public accounting firm, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All the fees for 2019 and 2018 were pre-approved by the Board or were within the pre-approved guidelines for permitted non-audit services and fees established by the Board, and there were no instances of waiver of approved requirements or guidelines during the same periods.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	The following documents are filed as a part of this report:

	(1) FINANCIAL STATEMENTS: The following financial statements of the Registrant and Report of Independent Registered Public Accounting Firm therein are filed as part of this Report on Form 10-K:

		Page
	Report of Farmer, Fuqua & Huff, P.C Independent Registered Public Accounting Firm	49-50
	Consolidated Balance Sheets	51-52
	Consolidated Statements of Operations	53
	Consolidated Statements of Changes in Stockholders' Equity	54
	Consolidated Statements of Cash Flows	55
	Notes to Consolidated Financial Statements	56

	(2) FINANCIAL STATEMENT SCHEDULES:

	Schedule II - Valuation and Qualifying Accounts	74
	Schedule III - Real Estate and Accumulated Depreciation	74-75

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

* Filed herewith

(b) The Index of Exhibits is included following the Financial Statement Schedules beginning at page 74 of this Report.

(c) The Index to Consolidated Financial Statements and Supplemental Schedules is included following the signatures, beginning at page 47 of this Report

(d) Supplemental Reserve Information (unaudited) is included in Note 17 to the Consolidated Financial Statements.

Item 16. Form 10-K Summary

Optional and not included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be been signed in its behalf by the undersigned, thereunto duly authorized.

SPINDLETOP OIL & GAS CO.

Date: April 2, 2020

By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures
Principal Executive Officers	Capacity	Date

/s/ Chris Mazzini
	President, Director	April 2, 2020
Chris Mazzini	(Chief Executive Officer

/s/ Michelle Mazzini
	Vice President, Secretary,	April 2, 2020
Michelle Mazzini	Treasurer, Director

/s/ Ted R. Munselle
	Director	April 2, 2020
Ted R. Munselle

/s/ Christine L. Tesdall	Principal Financial Officer	April 2, 2020
and Accounting Manager
Christine L. Tesdall

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
Index to Consolidated Financial Statements and Schedules

Page

Report of Independent Registered Public Accounting Firm	49-50

Consolidated Balance Sheets - December 31, 2019 and 2018	51-52

Consolidated Statements of Operations for the years ended
December 31, 2019, 2018 and 2017	53

Consolidated Statements of Changes in Shareholders' Equity
for the years ended December 31, 2019, 2018 and 2017	54

Consolidated Statements of Cash Flows
for the years ended December 31, 2019, 2018 and 2017	55

Notes to Consolidated Financial Statements	56

Schedules for the years ended December 31, 2019, 2018 and 2017
II - Valuation and Qualifying Accounts	74
III - Real Estate and Accumulated Depreciation	74-75

All other schedules have been omitted because they are not applicable, not required, or the information has been supplied in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Spindletop Oil & Gas Co.

Opinion of the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Spindletop Oil & Gas Co. (A Texas Corporation) and subsidiaries as of December 31, 2019 and 2018, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Farmer, Fuqua & Huff, P.C.

Richardson, Texas

April 2, 2020

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018

ASSETS

Current Assets
Cash and cash equivalents	$15,229,000	$14,036,000
Restricted cash	795,000	363,000
Accounts receivable	3,190,000	2,615,000
Income tax receivable	83,000	235,000
Total Current Assets	19,297,000	17,249,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	26,938,000	27,892,000
Rental equipment	412,000	412,000
Gas gathering system	115,000	115,000
Other property and equipment	315,000	296,000
	27,780,000	28,715,000
Accumulated depreciation and amortization	(25,664,000)	(25,256,000)
Total Property and Equipment	2,116,000	3,459,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,580,000	1,580,000
Accumulated depreciation	(992,000)	(945,000)
Total Real Estate Property	1,276,000	1,323,000

Other Assets
Deferred Income Tax Asset	56,000	—
Other long-term investments	1,150,000	2,358,000
Other	3,000	9,000
Total Other Assets	1,209,000	2,367,000
Total Assets	$23,898,000	$24,398,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS Co. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$6,005,000	$5,857,000
Total Current Liabilities	6,005,000	5,857,000

Noncurrent Liabilities
Asset retirement obligation	1,408,000	1,324,000
Total Noncurrent Liabilities	1,408,000	1,324,000

Deferred Income Tax Payable	—	86,000

Total Liabilities	7,413,000	7,267,000

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 6,809,602 shares outstanding at December 31, 2019 and at December 31, 2018.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury stock, at cost	(1,806,000)	(1,806,000)
Retained earnings	17,271,000	17,917,000
Total Shareholders' Equity	16,485,000	17,131,000
Total Liabilities and Shareholders' Equity	$23,898,000	$24,398,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2019	2018	2017
Revenues
Oil and gas revenues	$4,631,000	$5,848,000	$4,495,000
Revenue from lease operations	315,000	258,000	394,000
Gas gathering, compression, equipment rental	125,000	136,000	126,000
Real estate rental income	248,000	232,000	274,000
Interest Income	193,000	181,000	167,000
Other	75,000	79,000	148,000
Total Revenues	5,587,000	6,734,000	5,604,000

Expenses
Lease operations	1,754,000	1,656,000	1,542,000
Production taxes, gathering and marketing	828,000	835,000	515,000
Pipeline and rental operations	32,000	49,000	40,000
Real estate operations	179,000	196,000	183,000
Depreciation and amortization	456,000	499,000	522,000
ARO accretion expense	120,000	189,000	12,000
General and administrative	2,967,000	2,943,000	2,560,000
Total Expenses	6,336,000	6,367,000	5,374,000
Income (Loss) Before Income Tax	(749,000)	367,000	230,000

Current income tax provision (benefit)	39,000	224,000	44,000
Deferred income tax provision (benefit)	(142,000)	(121,000)	189,000
Total income tax provision (benefit)	(103,000)	103,000	233,000
Net Income (Loss)	$(646,000)	$264,000	$(3,000)

Earnings (Loss) per Share of Common Stock
Basic and Diluted	$(0.09)	$0.04	$—

Weighted Average Shares Outstanding
Basic and Diluted	6,809,602	6,925,511	6,936,269

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
For the Years Ended December 31, 2019, 2018, and 2017

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings

Balance December 31, 2016	7,677,471	$77,000	$943,000	741,202	$(1,536,000)	$17,656,000

Net Loss						(3,000)
Balance December 31, 2017	7,677,471	77,000	943,000	741,202	(1,536,000)	17,653,000

Purchase of 126,667 shares of Common Stock as Treasury Stock	—	—	—	126,667	(270,000)	—

Net Income						264,000
Balance December 31, 2018	7,677,471	77,000	943,000	867,869	(1,806,000)	17,917,000

Net Loss						$(646,000)
Balance December 31, 2019	7,677,471	$77,000	$943,000	867,869	$(1,806,000)	$17,271,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended
	December 31,	December 31,	December 31,
	2019	2018	2017
Cash Flows from Operating Activities
Net Income (Loss)	$(646,000)	$264,000	$(3,000)
Reconciliation of net Income (Loss) to net cash
provided by operating activities
Depreciation and amortization	456,000	499,000	522,000
Impairment of oil and gas properties	—	—	—
Accretion of asset retirement obligation	120,000	189,000	12,000
Insurance proceeds received for environmental remediation	—	—	278,000
Gain on insurance proceeds received	—	—	(157,000)
Changes in accounts receivable	(325,000)	(16,000)	(671,000)
Changes in income tax receivable	152,000	24,000	668,000
Changes in accounts payable and accrued liabilities	148,000	249,000	222,000
Changes in deferred Income tax asset	(56,000)	—	—
Changes in deferred Income tax payable	(86,000)	(121,000)	189,000
Changes in other assets	6,000	—	—
Net cash provided (used) for operating activities	(231,000)	1,088,000	1,060,000

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development	(251,000)	(320,000)	(192,000)
Purchase of other property and equipment	(19,000)	—	—
Changes in Other long-term investments	1,208,000	308,000	(1,116,000)
Proceeds from sale of oil and gas properties	918,000	1,523,000	934,000
Net cash provided for investing activities	1,856,000	1,511,000	(374,000)

Cash Flows from Financing Activities
Purchase of 126,667 shares of treasury stock	—	(270,000)	—
Net cash used for financing activities	—	(270,000)	—
Increase in cash, cash equivalents, and restricted cash	1,625,000	2,329,000	686,000

Cash, cash equivalents, and restricted cash at beginning of period	14,399,000	12,070,000	11,384,000
Cash, cash equivalents, and restricted cash at end of period	$16,024,000	$14,399,000	$12,070,000

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

Real Estate Property

The Company owns land along with a two-story commercial office building which is situated thereon. The Company occupies a portion of the building as its primary corporate headquarters, and leases the remaining space in the building to non-related third party commercial tenants at prevailing market rates. The Company depreciates the commercial office building using the straight-line method of depreciation for financial statement and income tax purposes.

Investments in Real Estate

All investments in real estate holdings are stated at cost or adjusted carrying value. ASC Topic 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, requires that a property be considered impaired if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. If impairment exists, an impairment loss is recognized by a charge against earnings equal to the amount by which the carrying amount of the property exceeds fair market value less cost to sell the property. If impairment of a property is recognized, the carrying amount of the property is reduced by the amount of the impairment, and a new cost for the property is established. Depreciation is provided over the properties estimated remaining useful life. There was no charge to earnings during 2019, 2018, or 2017 due to impairment of real estate holdings.

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

The following table reflects the changes of the asset retirement obligations during the period ending December 31;

	2019	2018
Carrying amount of asset retirement obligation	$1,324,000	$1,180,000
Liabilities added	110,000	54,000
Liabilities divested or settled	(146,000)	(99,000)
Current period accretion expenses	120,000	189,000
Carrying amount as of December 31,	$1,408,000	$1,324,000

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

Currently, there are no other new accounting pronouncements that were issued to be effective in 2019 or subsequent thereto that would have a material impact on the Company’s financial reporting.

Subsequent Events

The Company has evaluated subsequent events through the issuance date of April 2, 2020.

At the end of 2019, a novel strain of coronavirus (“COVID-19”) was reported in China. Subsequent to year end and continuing currently, COVID-19 has spread to other countries including the U.S. This pandemic has weakened the global demand for oil, putting pressure on the price of oil. In addition, the failure of the Organization of Petroleum Exporting Countries and Russia to agree on production cuts, have caused oil prices to drop dramatically around $20.00 per barrel which is approximately one-third of the oil price at the beginning of 2020.

During the first quarter of 2020, attempts at containment of COVID-19 have resulted in decreased economic activity which has adversely affected the broader global economy. As the economy slows, the demand for oil and natural gas softens. Many countries around the world as well as the majority of the states in the United States have ordered their citizens to stay home in order to contain the spread of the virus. As part of the “shelter in place” and “stay at home” orders, fewer businesses than normal are open and less people are going to work which has reduced the demand for oil and natural gas. Airlines have dramatically cut back on flights as the number of passengers has fallen off. Fewer cars on the road and planes in the sky means far less demand for oil. At this time, the full extent to which COVID-19 will negatively impact the global economy and our business is uncertain, but pandemics or other significant public health events will most likely have a material adverse effect on our business and results of operations.

Subsequent to year end, oil and natural gas prices have fallen dramatically. The company is forecasting that its expenses will exceed its oil and gas revenues for the first quarter of 2020. In an effort to reduce expenses, the Company reduced the number of employees in its workforce by 22%, effective March 31, 2020. Additionally, the Company is implementing company-wide reductions in compensation for Company employees including key and technical employees and officers to take effect April 1, 2020. In further efforts to reduce expenses, the Company is shutting-in wells that are not profitable in this current low price environment. The Company is forecasting that oil and natural gas prices will remain low for the second quarter of 2020, which the Company believes would cause an operating loss for the second quarter of 2020 which is likely to continue despite the Company’s cost cutting measures until oil and natural gas prices sustain a substantial and continued increase.

3. ACCOUNTS RECEIVABLE

	December 31,
	2019	2018

Trade	$129,000	$118,000
Accrued receivable	2,826,000	2,512,000
Qualified Intermediary	250,000	—
	3,205,000	2,630,000
Less: Allowance for losses	(15,000)	(15,000)
	$3,190,000	$2,615,000

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

4. ACCOUNTS PAYABLE

	December 31,
	2019	2018

Trade payables	$2,271,000	$2,166,000
Production proceeds payable	3,341,000	3,016,000
Prepaid drilling costs	393,000	675,000
	$6,005,000	$5,857,000

5. RELATED PARTY TRANSACTIONS

On October 1, 2008, Giant entered into an Administrative Services Agreement with the Company whereby Giant pays the Company $250 per month for the Company providing administrative services to Giant. On October 1, 2008, the Company entered into a similar agreement with Giant NRG, LP (“NRG”) a limited partnership with Chris Mazzini and Michelle Mazzini as limited partners. Under this agreement NRG pays a monthly fee of $2,500 to the Company in exchange for the Company providing certain administrative services to NRG. Effective August 1, 2017, this administrative services fee was reduced to $1,500 per month. The Company has entered into a similar arrangement with Peveler Pipeline, LP ("Peveler"), whereby Peveler pays the Company a monthly charge of $250 in exchange for the Company providing administrative services to Peveler. Chris and Michelle Mazzini are the owners of Peveler Pipeline, LP, a limited partnership which owns a pipeline gathering system servicing wells owned by Giant, another related entity, described elsewhere in this report. The Company entered into a similar agreement with M-R Ventures, LLC (“MRV”) a limited liability company that operates some wells in Michigan, and that is owned by Chris and Michelle Mazzini. Pursuant to this agreement, MRV pays the Company a monthly fee in the amount of $500 for certain administrative services that the Company provides to MRV. The Company entered into a similar agreement with Reserve Royalty Company (“Reserve”) a sole proprietorship that holds some royalty interests owned by Chris and Michelle Mazzini. Pursuant to this agreement, Reserve pays the Company a monthly fee in the amount of $350 for certain administrative services that the Company provides to Reserve.

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

During the three year period ending December 31, 2019, the Company did not issue any compensation related to share-based payments.

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

Income tax differed from the amounts computed by applying an effective United States federal income tax rate of 21% to pretax income in 2019 and 2018, and a rate of 34% to pretax income in 2017, as a result of the following:

	2019	2018	2017
Computed expected tax expense (benefit)	$(157,000)	$77,000	$78,000

Miscellaneous timing differences
related to book and tax depletion
differences and the expensing of
intangible drilling costs	(9,000)	(233,000)	(89,000)
NOL Carryforward	—	—	(106,000)
Gain on sale of oil and gas properties'	193,000	303,000	235,000
Expired and surrendered leases	—	.	(74,000)
Correction of prior year estimate	12,000	77,000	—

Expected Federal income tax expense	$39,000	$224,000	$44,000

Income Tax expense (benefit) for the years ended December 31, 2019, 2018, and 2017 consisted of the following:

	2019	2018	2017
Federal income taxes	$39,000	$224,000	$44,000
State income taxes	—	—	—
Current income tax provision	$39,000	$224,000	$44,000

Deferred income taxes reflect the effects of temporary differences between the tax bases of assets and liabilities and the reported amounts of those assets and liabilities for financial reporting purposes. Deferred income taxes also reflect the value of investment tax credits and an offsetting valuation allowance. The Company's total deferred tax assets and corresponding valuation allowance at December 31, 2019 and 2018 consisted of the following:

	December 31,
	2019	2018
Deferred tax assets
Depletion and amortization	152,000	282,000
Expired leasehold	145,000	134,000
Other, net	4,000	4,000
Depreciation	47,000	—
Total deferred tax assets	348,000	420,000

Deferred tax liabilities
Intangible drilling costs	(292,000)	(482,000)
Depreciation	—	(24,000)
Total deferred tax liability	(292,000)	(506,000)
Net deferred income tax asset (payable)	$56,000	$(86,000)

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

Net cash provided by operating activities includes cash payments for the following:

	2019	2018	2017

Income taxes	$60,000	$200,000	$130,000

Excluded from the Consolidated Statements of Cash Flows were the effects of certain non-cash investing and financing activities, as follows:

	2019	2018	2017
Addition (Reduction) of oil & gas
properties by recognitions of
asset retirement obligation	$(36,000)	$(45,000)	$251,184
	$(36,000)	$(45,000)	$251,184

Proceeds from sales of oil and gas properties	$1,168,000	$965,000	$4,767,000
Less:
Capital acquisition under IRC Section 1031	—	(21,000)	(3,228,000)
Qualified Intermediary accounts receivable	(250,000)	579,000	(579,000)
Negotiated settlements	—	—	(26,000)
	$918,000	$1,523,000	$934,000

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

As of December 31, 2019 the Company had approximately $5,543,000 in checking and money market accounts at one bank, $6,091,000 at a second bank, $2,256,000 and $377,000 invested at two other banks. The Company also had approximately $1,150,000 of long-term certificates of deposit invested at these banks. Cash amounts on deposit at these institutions exceeded current per account FDIC protection limits by approximately $7,799,000.

Most of the Company's business activity is located in Texas. Accounts receivable as of December 31, 2019 and 2018 are due from both individual and institutional owners of joint interests in oil and gas wells as well as purchasers of oil and natural gas. A portion of the Company's ability to collect these receivables is dependent upon revenues generated from sales of oil and natural gas produced by the related wells.

11. FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments at December 31, 2019 and 2018 follows:

	2019		2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash	$15,229,000	$15,229,000	$14,036,000	$14,036,000
Restricted cash	795,000	795,000	363,000	363,000
Long-term investments	1,150,000	1,150,000	2,358,000	2,358,000
Accounts receivable	3,190,000	3,190,000	2,615,000	2,615,000

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

At December 31, 2019 the Company has acquired bonds and letters of credit issued in favor of various state regulatory agencies as mandated by state law in order to comply with financial assurance regulations required to perform oil and gas operations within the various state jurisdictions.

The Company has seven $5,000 single-well bonds totaling $35,000 and one $10,000 single well bond with an insurance company, for wells the Company operates in Alabama.  The $5,000 bonds are written for a three year period and have expiration dates of August 1, 2022.   The $10,000 bond is written for a one year period and expired February 16, 2020.  Subsequent to year-end, this bond has been extended through February 16, 2021.

The Company has seven letters of credit from a bank issued for the benefit of various state regulatory agencies in Texas, New Mexico, Oklahoma, and Louisiana, ranging in amounts from $25,000 to $100,000 and totaling $295,000.  These letters of credit are fully secured by funds on deposit with the bank in business money market accounts and automatically extend for a period of one year unless cancelled by the beneficiary.

The Company also has six letters of credit secured with six certificates of deposit at a second bank totaling $500,000.  The letters of credit have expiration dates ranging from March 31, 2020 to August 15, 2024.

13. ADDITIONAL OPERATIONS AND BALANCE SHEET INFORMATION

Certain information about the Company's operations for the years ended December 31, 2019, 2018 and 2017 follows.

Dependence on Customers

The following is a summary of a partial list of purchasers / operators (listed by percent of total oil and natural gas sales) from oil and natural gas produced by the Company for the three-year period ended December 31, 2019:

Purchaser / Operator	2019	2018	2017
Sunoco Partners Marketing	21%	18%	18%
Targa Midstream Services, LLC	8%	9%	13%
Bedrock Production LLC	8%	0%	0%
Enlink Gas Marketing, LTD.	8%	10%	13%
ETX Energy, LLC formerly New Gulf Resources	6%	5%	7%
Eastex Crude Company	5%	3%	7%
Barnett Gathering, LP	5%	4%	1%
ACE Gathering, Inc.	4%	4%	2%
Peveler Pipeline, LP	3%	0%	0%
Shell Trading (US) Company	3%	4%	4%
Pruet Production Co.	3%	3%	3%
Phillips 66	3%	1%	1%
Hunt Crude Oil Supply	3%	0%	0%
ETC Texas Pipeline, Ltd	2%	4%	2%
Midcoast Energy Partners LP	2%	3%	4%
Land and Natural Resource Develomeent	1%	2%	0%
Enlink Crude Purchasing, LLC	1%	0%	0%
FDL Operating LLC	1%	1%	0%
Valero Energy Corporation	1%	1%	3%
Empire Pipeline Corp.	1%	1%	1%
DCP Midstream, LP	1%	4%	3%
XTO Energy, Inc.	1%	1%	1%
OXY USA, Inc.	1%	1%	2%
Range Resources Corporation	1%	1%	1%
Sandridge Energy, Inc.	1%	1%	1%
White Knight Production, LLC	1%	0%	0%
Webb Energy Resources, Inc.	0%	1%	1%
Enervest Operating, LLC	0%	10%	3%
Courson Oil & Gas, Inc.	0%	0%	1%
LPC Crude Oil Marketing LLC	0%	2%	3%
Lucid Energy Group II (Formerly Agave Energy Co.)	0%	1%	2%
Enterprise Crude Oil, LLC	0%	1%	0%
Ward Petroleum Corporation	0%	0%	1%

Oil and natural gas is sold to approximately 106 different purchasers under market sensitive, short-term contracts computed on a month to month basis.

Except as set forth above, there are no other customers of the Company that individually accounted for more than one percent (1%) of the Company's oil and gas revenues during the three years ended

December 31, 2019.

The Company currently has no hedged contracts.

Certain revenues, costs and expenses related to the Company's oil and gas operations are as follows:

	Year Ended December 31,
	2019	2018	2017
Capitalized costs relating to oil and gas
producing activities:
Unproved properties	$1,876,000	$1,896,000	$1,891,000
Proved properties	25,062,000	25,996,000	26,675,000
Total capitalized costs	26,938,000	27,892,000	28,566,000
Accumulated amortization	(24,848,000)	(24,454,000)	(24,015,000)
Total capitalized costs, net	$2,090,000	3,438,000	4,551,000

	Year Ended December 31,
	2019	2018	2017
Costs incurred in oil and gas property
acquisitions, exploration and development:
Acquisition of properties	$214,000	$354,000	$3,629,000
Development costs	72,000	191,000	856,000
Total costs incurred	$286,000	$545,000	$4,485,000

	Year Ended December 31,
	2019	2018	2017
Results of operations from producing activities:
Sales of oil and gas	$4,631,000	$5,848,000	$4,495,000

Production costs	2,582,000	2,491,000	2,058,000
Amortization of oil and gas properties	394,000	439,000	458,000
Total production costs	2,976,000	2,930,000	2,516,000
Total net revenue	$1,655,000	$2,918,000	$1,979,000

	Year Ended December 31,
	2019	2018	2017
Sales price per equivalent Mcf	$3.97	$5.16	$4.85
Production costs per equivalent Mcf	$2.21	$2.20	$2.22
Amortization per equivalent Mcf	$0.34	$0.39	$0.49

	Year Ended December 31,
	2019	2018	2017
Results of operations from gas gathering
and equipment rental activities:
Revenue	$125,000	$136,000	$126,000
Operating expenses	32,000	49,000	40,000
Depreciation	2,000	1,000	5,000
Total costs	34,000	50,000	45,000
Total net revenue	$91,000	$86,000	$81,000

14. BUSINESS SEGMENTS

The Company's three business segments are (1) oil and gas exploration, acquisition, production and operations, (2) transportation and compression of natural gas, and (3) commercial real estate investment. Management has chosen to organize the Company into the three segments based on the products or services provided. The following is a summary of selected information for these segments for the three-year period ended December 31, 2019:

	Year Ended December 31,
	2019	2018	2017
Revenues: (1)
Oil and gas exploration, production	$4,946,000	$6,106,000	$4,889,000
and operations
Gas gathering, compression and	125,000	136,000	126,000
equipment rental
Real estate rental	248,000	232,000	274,000
	$5,319,000	$6,474,000	$5,289,000

	Year Ended December 31,
	2019	2018	2017
Depreciation, depletion, and
amortization expense:
Oil and gas exploration, production	$408,000	$461,000	$1,043,000
and operations
Impairment of oil and gas assets			695,000
Gas gathering, compression and	1,000	13,000	13,000
equipment rental
Real estate rental	47,000	48,000	48,000
	$456,000	$522,000	$1,799,000

	Year Ended December 31,
	2019	2018	2017
Income (loss) from operations:
Oil and gas exploration, production	$1,836,000	$2,975,000	$2,359,000
and operations
Gas gathering, compression and	92,000	86,000	73,000
equipment rental
Real estate rental	22,000	(11,000)	43,000
	1,950,000	3,050,000	2,475,000
Corporate and other (2)	(2,596,000)	(2,786,000)	(2,478,000)
Consolidated net income (loss)	$(646,000)	$264,000	$(3,000)

	Year Ended December 31,
	2019	2018	2017
Identifiable assets net of DDA:
Oil and gas exploration, production
and operations	$2,108,000	$3,449,000	$4,574,000
Gas gathering, compression and
equipment rental	8,000	10,000	5,000
Real estate rental	1,276,000	1,323,000	1,371,000
	3,392,000	4,782,000	5,950,000
Corporate and other (3)	20,506,000	19,616,000	18,182,000
Consolidated total assets	$23,898,000	$24,398,000	$24,132,000

Note (1): All reported revenues are from external customers.

Note (2): Corporate and other includes general and administrative expenses,

other non-operating income and expense and income taxes.

Note (3): Corporate and other includes cash, accounts and notes receivable,

inventory, other property and equipment and intangible assets.

15. SUPPLEMENTARY INCOME STATEMENT INFORMATION

The following items were charged directly to expense:

	Year Ended December 31,
	2019	2018	2017
Maintenance and repairs	$29,000	$47,000	$38,000
Production taxes	203,000	242,000	154,000
Taxes, other than payroll and income taxes	18,000	14,000	11,000

16. QUARTERLY DATA (UNAUDITED)

The table below reflects selected quarterly information for the years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$1,395,000	$1,487,000	$1,340,000	$1,365,000
Expense	(1,441,000)	(1,714,000)	(1,566,000)	$(1,615,000)
Operating income (loss)	(46,000)	(227,000)	(226,000)	(250,000)
Current tax (provision) benefit	(4,000)	24,000	(58,000)	$(1,000)
Deferred tax (provision) benefit	71,000	80,000	98,000	$(107,000)
Net income (loss)	$21,000	$(123,000)	$(186,000)	$(358,000)
Earnings (loss) per share of
common stock
Basic and diluted	$—	$(0.02)	$(0.03)	$(0.04)

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$1,631,000	$2,063,000	$1,479,000	$1,561,000
Expense	(1,381,000)	(1,574,000)	(1,304,000)	(2,108,000)
Operating income (loss)	250,000	489,000	175,000	(547,000)
Current tax (provision)	(66,000)	(17,000)	(98,000)	(43,000)
Deferred tax (provision) benefit	121,000	230,000	(172,000)	(58,000)
Net income (loss)	$305,000	$702,000	$(95,000)	$(648,000)
Earnings (loss) per share of
common stock
Basic and diluted	$0.04	$0.10	$(0.01)	$(0.09)

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$1,294,000	$1,327,000	$1,274,000	$1,709,000
Expense	(1,272,000)	(1,442,000)	(1,317,000)	(1,343,000)
Operating income (loss)	22,000	(115,000)	(43,000)	366,000
Current tax (provision) benefit	(5,000)	4,000	1,000	(44,000)
Deferred tax (provision) benefit	185,000	249,000	287,000	(910,000)
Net income (loss)	$202,000	$138,000	$245,000	$(588,000)
Earnings (loss) per share of
common stock
Basic and diluted	$0.03	$0.02	$0.04	$(0.09)

17. SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

The Company’s net proved oil and natural gas reserves as of December 31, 2019, 2018, and 2017, have been estimated by Company personnel.

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

The following reserve estimates were based on existing economic and operating conditions. Oil and natural gas prices for 2019, 2018, and 2017 were calculated using a 12-month average price, calculated as the un-weighted arithmetic average of the first-day-of-the month price for each month of each year. Operating costs, production and ad valorem taxes and future development costs were based on current costs with no escalation.

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

Changes in Estimated Quantities of Proved Oil and Gas Reserves (Unaudited):

Quantities of Proved Reserves:	Crude Oil Bbls	Natural Gas Mcf
Balance December 31, 2016	313,280	3,842,989
Sales of reserves in place	(80)	(54,210)
Acquired properties	24,800	3,589,330
Extensions and discoveries	630	310,000
Revisions of previous estimates *	21,392	104,975
Production	(51,082)	(619,654)
Balance December 31, 2017	308,940	7,173,430
Sales of reserves in place	—	—
Acquired properties	1,100	3,020
Extensions and discoveries	230	325,070
Revisions of previous estimates *	(5,634)	222,642
Production	(43,136)	(874,812)
Balance December 31, 2018	261,500	6,849,350
Sales of reserves in place	(60)	(27,530)
Acquired properties	780	6,970
Extensions and discoveries	—	121,400
Revisions of previous estimates *	8,446	(1,514,053)
Production	(41,919)	(916,456)
Balance December 31, 2019	228,747	4,519,681
	—	—
* May also include divestitures, not only changes in engineering.

Proved Developed Reserves:
Balance December 31, 2017	308,940	7,173,430
Balance December 31, 2018	261,500	6,849,350
Balance December 31, 2019	228,747	4,519,681

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

Reserve estimates were prepared in accordance with standard Security and Exchange Commission guidelines. The future net cash flow for 2019, 2018, and 2017, was computed using a 12-month average price, calculated as the un-weighted arithmetic average of the first-day-of-the month price for each month of the year. Lease operating costs, compression, dehydration, transportation, ad valorem taxes, severance taxes, and federal income taxes were deducted. Costs and prices were held constant and were not escalated over the life of the properties. No deduction has been made for interest. The annual discount of estimated future cash flows is defined, for use herein, as future cash flows discounted at 10% per year, over the expected period of realization.

Proved Developed Reserves were calculated based on Decline Curve Analysis on 34 operated wells and 57 non-operated wells. Materially insignificant operated and non-operated wells were excluded from the reserve estimate.

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

	Year Ended December 31,
	2019	2018	2017
Future production revenue	$22,235,000	$35,572,000	$33,992,000
Future development costs	—	—	—
Future production costs	(9,167,000)	(17,830,000)	(18,700,000)
Future net cash flow before Federal income taxes	13,068,000	17,742,000	15,292,000
Future income taxes	(1,960,000)	(2,661,000)	(3,211,000)
Future net cash flows	11,108,000	15,081,000	12,081,000
Effect of 10% annual discounting	(5,010,000)	(4,030,000)	(2,287,000)
Standardized measure of discounted cash flows	$6,098,000	$11,051,000	$9,794,000

Changes in the standardized measure of discounted future net cash flows:

	Year Ended December 31,
	2019	2018	2017
Beginning of the year	$11,051,000	$9,794,000	$6,023,000
Sales of oil and gas, net of production costs	(1,950,000)	(3,194,000)	(2,318,000)
Net changes in prices and production costs	(3,558,000)	2,171,000	721,000
Extensions, discoveries, additions less related costs	17,000	475,000	211,000
Development costs incurred	68,000	181,000	415,000
Net changes in future development cost	—	—	—
Revisions of previous quantity estimates	203,000	284,000	698,000
Net change in purchase and sales of minerals in place	20,000	33,000	3,103,000
Accretion of discount	1,105,000	979,000	602,000
Net change in income taxes	(276,000)	(103,000)	(250,000)
Other	(582,000)	431,000	589,000
End of year	$6,098,000	$11,051,000	$9,794,000

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017

SCHEDULE I I

	Balance	Costs & Expenses	Deductions	Ending Balance
Allowance for doubtful accounts

December 31, 2019	$15,000	$—	$—	$15,000

December 31, 2018	$15,000	$—	$—	$15,000

December 31, 2017	$15,000	$—	$—	$15,000

SCHEDULE III

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION

Initial Cost to Corporation					Total Cost
Description		Encumbrances	Land	Buildings	Subsequent to Acquisition

Two story multi-tenant garden office building with sub-grade parking garage located in Dallas, Texas		(b)	$ 688,000	$ 1,298,000	$ 282,000

Gross amounts at which carried at close of year

Land	Buildings	Total	Accumulated Depreciation	Life on which Depreciation Calculated	Date Acquired

$ 688,000	$1,580,000	$ 2,268,000	$ 992,000	(a)	12/27/2004

Notes to Schedule III

(a) See Footnote 2 to the Financial Statements outlining depreciation methods and lives.

(b) None

(c) The reconciliation for investments in real estate and accumulated depreciation for the years ended December 31, 2019 are as follows

	Investments in Real Estate	Accumulated Depreciation
Balance, December 31, 2005	$1,986,000	$49,000
Acquisitions	210,000
Depreciation expense		71,000
Balance, December 31, 2006	2,196,000	120,000
Acquisitions	34,000
Depreciation expense		84,000
Balance, December 31, 2007	2,230,000	204,000
Acquisitions	38,000
Depreciation expense		96,000
Balance, December 31, 2008	2,268,000	300,000
Acquisitions
Depreciation expense		100,000
Balance, December 31, 2009	2,268,000	400,000
Acquisitions
Depreciation expense		101,000
Balance, December 31, 2010	2,268,000	501,000
Acquisitions
Depreciation expense		100,000
Balance, December 31, 2011	2,268,000	601,000
Acquisitions
Depreciation expense		51,000
Balance, December 31, 2012	2,268,000	652,000
Acquisitions
Depreciation expense		52,000
Balance, December 31, 2013	2,268,000	704,000
Acquisitions
Depreciation expense		52,000
Balance, December 31, 2014	2,268,000	756,000
Acquisitions
Depreciation expense		47,000
Balance, December 31, 2015	2,268,000	803,000
Acquisitions
Depreciation expense		47,000
Balance, December 31, 2016	2,268,000	850,000
Acquisitions
Depreciation expense		47,000
Balance, December 31, 2017	2,268,000	897,000
Acquisitions
Depreciation expense		48,000
Balance, December 31, 2018	2,268,000	945,000
Acquisitions
Depreciation expense		47,000
Balance, December 31, 2019	$2,268,000	$992,000