Form 10-Q
period 2020-03-31
SPINDLETOP OIL & GAS CO
filed 2020-05-15
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value	6,764,566
(Class)	(Outstanding at May 15, 2020)

DOCUMENTS INCORPORATED BY REFERENCE

None

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

FORM 10-Q
For the quarter ended March 31, 2020

Index to Consolidated Financial Statements and Schedules

Part I – Financial Information:	Page

Item 1. – Financial Statements

Consolidated Balance Sheets
March 31, 2020 (Unaudited) and December 31, 2019	4 - 5

Consolidated Statements of Operations (Unaudited)
Three Months Ended March 31, 2020 and 2019	6

Consolidated Statements of Changes in Shareholder' Equity (Unaudited)	7
Three Months Ended March 31, 2020 and
Three Months Ended March 31, 2019

Consolidated Statements of Cash Flow (Unaudited)
Three Months Ended March 31, 2020 and 2019	8

Notes to Consolidated Financial Statements	9

Item 2. – Management’s Discussion and Analysis of Financial
Condition and Results of Operations	10

Item 4. – Controls and Procedures	13

Part II – Other Information:

Item 5. – Other Information	14

Item 6. – Exhibits	15

Part I - Financial Information

Item 1. - Financial Statements

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$7,337,000	$15,229,000
Restricted cash	795,000	795,000
Accounts receivable	2,584,000	3,190,000
Income tax receivable	144,000	83,000
Total Current Assets	10,860,000	19,297,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	27,030,000	26,938,000
Rental equipment	412,000	412,000
Gas gathering system	115,000	115,000
Other property and equipment	315,000	315,000
	27,872,000	27,780,000
Accumulated depreciation and amortization	(25,752,000)	(25,664,000)
Total Property and Equipment	2,120,000	2,116,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,625,000	1,580,000
Accumulated depreciation	(1,006,000)	(992,000)
Total Real Estate Property	1,307,000	1,276,000

Other Assets
Deferred income tax asset	79,000	56,000
Other long-term investments - CDs	9,150,000	1,150,000
Other	3,000	3,000
Total Other Assets	9,232,000	1,209,000
Total Assets	$23,519,000	$23,898,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS Co. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$5,878,000	$6,005,000
Total Current Liabilities	5,878,000	6,005,000

Noncurrent Liabilities
Asset retirement obligation	1,428,000	1,408,000
Total Noncurrent Liabilities	1,428,000	1,408,000

Total Liabilities	7,306,000	7,413,000

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 6,809,602 shares outstanding at March 31, 2020 and at December 31, 2019.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury stock, at cost	(1,806,000)	(1,806,000)
Retained earnings	16,999,000	17,271,000
Total Shareholders' Equity	16,213,000	16,485,000
Total Liabilities and Shareholders' Equity	$23,519,000	$23,898,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended ,
	March 31 ,	March 31 ,
	2020	2019
Revenues
Oil and gas revenues	$744,000	$1,165,000
Revenue from lease operations	75,000	55,000
Gas gathering, compression, equipment rental	27,000	33,000
Real estate rental income	64,000	60,000
Interest Income	44,000	71,000
Other	10,000	11,000
Total Revenues	964,000	1,395,000

Expenses
Lease operations	292,000	328,000
Production taxes, gathering and marketing	134,000	194,000
Pipeline and rental operations	3,000	3,000
Real estate operations	38,000	39,000
Depreciation and amortization	101,000	122,000
ARO accretion expense	30,000	47,000
General and administrative	722,000	708,000
Total Expenses	1,320,000	1,441,000
(Loss) Before Income Tax	(356,000)	(46,000)

Current income tax provision (benefit)	(61,000)	4,000
Deferred income tax (benefit)	(23,000)	(71,000)
Total income tax (benefit)	(84,000)	(67,000)
Net Income (Loss)	$(272,000)	$21,000

Earnings (Loss) per Share of Common Stock
Basic and Diluted	$(0.04)	$—

Weighted Average Shares Outstanding
Basic and Diluted	6,809,602	6,809,602

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
For the Three Months Ended March 31, 2020 and March 31, 2019
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings
Balance December 31, 2019	7,677,471	$77,000	$943,000	867,869	($1,806,000)	$17,271,000

Net Loss	—	—	—	—	—	(272,000)
Balance March 31, 2020	7,677,471	$77,000	$943,000	867,869	($1,806,000)	$16,999,000

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings
Balance December 31, 2018	7,677,471	$77,000	$943,000	867,869	($1,806,000)	$17,917,000

Net Income	—	—	—	—	—	21,000
Balance March 31, 2019	7,677,471	$77,000	$943,000	867,869	($1,806,000)	$17,938,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2020	2019
Cash Flows from Operating Activities
Net Income (Loss)	$(272,000)	$21,000
Reconciliation of net income to net cash
provided by operating activities
Depreciation and amortization	101,000	122,000
Accretion of asset retirement obligation	30,000	47,000
Changes in accounts receivable	356,000	(12,000)
Changes in income tax receivable	(61,000)	4,000
Changes in accounts payable and accrued liabilities	(127,000)	339,000
Changes in deferred Income tax asset	(23,000)	—
Changes in deferred Income tax payable	—	(71,000)
Net cash provided for operating activities	4,000	450,000

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development	(101,000)	(21,000)
Changes in Other long-term investments - CDs	(8,000,000)	—
Proceeds from sale of oil and gas properties	250,000	—
Capitalized tenant improvements and broker fees	(45,000)	—
Net cash (used) for investing activities	(7,896,000)	(21,000)

Increase (decrease) in cash, cash equivalents, and restricted cash	(7,892,000)	429,000

Cash, cash equivalents, and restricted cash at beginning of period	16,024,000	14,399,000
Cash, cash equivalents, and restricted cash at end of period	$8,132,000	$14,828,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND ORGANIZATION

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended December 31, 2019, for further information.

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

Subsequent Events

Subsequent to the end of the quarter, effective April 6, 2020, the Company repurchased 45,036 shares of its common stock as a one-time transaction from a non-controlling, unaffiliated shareholder of the Company for a negotiated purchase price of $56,295 or $1.25 per share. The repurchased shares are held as Treasury Stock.

Subsequent to the end of the first quarter, on May 1, 2020, the Company was granted a loan (the “Loan”) in the amount of $402,573 pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which was enacted March 27, 2020.

The Loan, which is in the form of a note dated April 9, 2020 issued by the Company, matures twenty-four months from the date of the note and bears interest at the rate of 0.98% per annum, payable monthly commencing on November 9, 2020. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties.

The PPP provides that loan and accrued interest may be forgiven after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. Under the CARES Act, the amount of loan forgiveness may be reduced if the borrower terminates employees or reduces salaries during the eight-week period.

The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds should meet the conditions for forgiveness of at least a portion of the loan, we cannot assure you that the Company will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part.

The Company has evaluated subsequent events through May 15, 2020, the date on which the financial statements were available to be issued.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the factors listed and described at Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been changes to the risk factors previously described in the Company’s Form 10-K. for the fiscal year ended December 31, 2019 (the “Form 10-K”), including significant global economic and pandemic factors occurring during the first quarter of 2020 and continuing into the second quarter of 2020 which are described in the following two paragraphs.

At the end of 2019, a novel strain of coronavirus (“COVID-19”) was reported in China. In the first quarter of 2020 and continuing currently, COVID-19 has spread to other countries including the U.S. This pandemic has drastically weakened the global demand for oil, putting unprecedented pressure on the price of oil. In addition, the delay through the end of the first quarter of 2020 of the Organization of Petroleum Exporting Countries and Russia to agree on production cuts, caused oil prices to drop dramatically in the first quarter of 2020 to as low as $6.00 per barrel which is approximately one-tenth of the oil price at the beginning of 2020. Additionally, subsequent to the end of the first quarter of 2020, for the first time ever, the price of a barrel of oil plunged below zero dollars on the West Texas Intermediate Crude Index going as low as negative $37.63 due to concerns about dwindling capacity to store all the crude oil produced in excess of demand.

During the first quarter of 2020 and continuing subsequent to the end of the quarter, attempts at containment of COVID-19 have resulted in decreased economic activity which has adversely affected the broader global economy. As the economy has dramatically stalled, the demand for oil and natural gas has substantially weakened. Many countries around the world, as well as the majority of the states in the United States, ordered their citizens to stay home in order to contain the spread of the virus. As part of the “shelter in place” and “stay at home” orders, fewer businesses than normal are open and less people are going to work which has reduced the demand for oil and natural gas. Airlines have dramatically cut back on flights as the number of passengers has fallen off. Fewer cars on the road and planes in the sky mean far less demand for oil. At this time, the full extent to which COVID-19 will negatively impact the global economy and our business is uncertain, but pandemics or other significant public health events will most likely have a material adverse effect on our business and results of operations.

The Company has felt the negative effects of these plummeting product prices and in an effort to reduce expenses, the Company reduced the number of employees in its workforce by 22%, effective March 31, 2020, and implemented company-wide reductions in compensation for Company employees, including key and technical employees and officers, effective April 1, 2020. To further reduce expenses, the Company is shutting-in wells that are not profitable in this current low price environment. The Company is forecasting that oil and natural gas prices will remain low through at least the second quarter of 2020, which the Company believes will cause an operating loss for the second quarter of 2020 in spite of the Company’s cost cutting measures. Operating losses are very likely to continue until oil and natural gas prices return to substantially higher levels on a continued basis.

Other uncertainties regarding the global economic and financial environment could lead to an extended national or global economic recession. A slowdown in economic activity caused by a recession would likely reduce national and worldwide demand for oil and natural gas and result in lower commodity prices for long periods of time. Costs of exploration, development and production have not yet adjusted to current economic conditions, or in proportion to the significant reduction in product prices. Prolonged, substantial decreases in oil and natural gas prices would likely have a material adverse effect on the Company’s business, financial condition, and results of operations, and could further limit the Company's access to liquidity and credit, and could hinder its ability to satisfy its capital requirements.

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

Other sections of this report may also include suggested factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks may emerge from time to time and it is not possible for management to predict all such matters; nor can we assess the impact of all such matters on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these uncertainties, investors.

Results of Operations

Three months ended March 31, 2020 compared to the three months ended March 31, 2019

Oil and gas revenues for the first quarter of 2020 were $744,000, as compared to $1,165,000 for the same period in 2019, a decrease of approximately $421,000 or 36.1%.

Oil sales for the first three months of 2020 were approximately $490,000 compared to approximately $616,000 in the first quarter of 2019, a decrease of approximately $126,000 or 20.5%. Of this net decrease in oil sales, volumes for the first quarter of 2020 were approximately 9,100 bbls, compared to 10,200 bbls during the first quarter of 2019, a decrease of approximately 1,100 bbls, or 10.8%.

Average oil prices received were $45.26 per bbl in the first quarter of 2020 compared to $48.27 per bbl in the first three months of 2019, a decrease of approximately $3.01per bbl or 6.2%.

Natural gas revenues for the first three months of 2020 were $254,000 compared to $549,000 for the same period in 2019, a decrease of $295,000 or 53.7%. Natural gas sales volumes for the first quarter of 2020 were approximately 202,000 mcf compared to approximately 208,000 mcf during the first quarter of 2019, a decrease of approximately 6,000 mcf or 2.9%.

Average natural gas prices received were $1.26 per mcf in the first quarter of 2020 as compared to $2.64 per mcf in the first quarter of 2019, a decrease of approximately $1.38 per mcf or 52.3%.

Revenues from lease operations was $75,000 in the first quarter of 2020 compared to $55,000 in the first quarter of 2019, an increase of approximately $20,000 or 36.4%. This increase is due primarily to higher field operations income related to workovers. Revenues from lease operations are derived from field supervision charged to operated leases along with operator overhead charges to operated leases.

Revenues from gas gathering, compression and equipment rental for the first quarter of 2020 was $27,000 compared to $33,000 in the first quarter of 2019, a decrease of approximately $6,000, or 18.2%. This was due primarily to a decrease in natural gas volume sold through PPC.

Real estate income was approximately $64,000 during the first quarter of 2020 compared to $60,000 for the first three months of 2019, an increase of approximately $4,000, or 6.7%. The increase was due to new tenants leasing space at the Company’s corporate office building.

Interest income was approximately $44,000 during the first quarter of 2020, compared to approximately $71,000 during the same period in 2019, a decrease of approximately $27,000 or 38.0%. The decrease in interest income was due to declining interest rates on depository accounts.

Other revenues for the first three months of 2020 were approximately $10,000 as compared to $11,000 for the same time period in 2019, a decrease of $1,000, or 9.1%.

Lease operating expenses in the first quarter of 2020 were $292,000 as compared to $328,000 in the first quarter of 2019, a net decrease of approximately $36,000, or 11.0%.  Of this net decrease, approximately $16,000 is due to decreases in operating expenses billed by third-party operators on non-operated properties, as well as approximately $20,000 of overall net decreases in operating expenses on various operated properties.

Production taxes, gathering and marketing expenses in the first quarter of 2020 were approximately $134,000 as compared to $194,000 for the first quarter of 2019, a decrease of approximately $60,000 or 30.9%.  These decreases related directly to the decreases in oil and gas revenues as described in the above paragraphs.

Pipeline and rental expenses for the first quarter of 2020 were approximately $3,000 compared to approximately $3,000 for the same time period in 2019.

Real estate expenses in the first quarter of 2020 were approximately $38,000 compared to $39,000 during the same period in 2019, a decrease of approximately $1,000 or 2.6%.

Depreciation, depletion, and amortization expense for the first quarter of 2020 was $101,000 as compared to $122,000 for the first quarter of 2019, a decrease of $21,000, or 17.2%. For the first quarter of 2020, $86,000 of the amount was for amortization of the full cost pool of capitalized acquisition, exploration, and development costs as compared with $107,000 for the first quarter of 2019, a decrease of $21,000 or 19.6%. The Company re-evaluated its proved oil and gas reserve quantities as of December 31, 2019. This re-evaluated reserve base was reduced for oil and gas reserves that were produced or sold during the quarter and adjusted for newly acquired reserves or for changes in estimated production curves and future price assumptions. A depletion rate of 4.184% for the first quarter of 2020 was calculated and applied to the Company’s full cost pool of capitalized oil and gas properties as compared to 3.191% for the first quarter of 2019.

Asset Retirement Obligation (“ARO”) expense for the first three months of 2020 was approximately $30,000 as compared to approximately $47,000 for the same time period in 2019, a decrease of $17,000, or 36.2%. The ARO expense is calculated to be the discounted present value of the estimated future cost to plug and abandon the Company’s producing wells.

General and administrative expenses for the first quarter of 2020 were approximately $722,000 as compared to approximately $708,000 for the first quarter of 2019, an increase of approximately $14,000 or 2.0%.

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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

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

Oklahoma

Effective January 1, 2020, the Company acquired additional working interests of 7.5% with net revenue interests of 5.93% in its operated Cook 1-17 well located in Harper County, Oklahoma. The acquisition brings the Company’s total working interest in the well to 68.40% with a net revenue interest of 54.01%.

Repurchase of the Company’s Common Stock

Subsequent to the end of the quarter, effective April 6, 2020, the Company repurchased 45,036 shares of its common stock as a one-time transaction from a non-controlling, unaffiliated shareholder of the Company for a negotiated purchase price of $56,295 or $1.25 per share. The repurchased shares are held as Treasury Stock.

CARES Act Loan

Subsequent to the end of the first quarter, on May 1, 2020, the Company was granted a loan (the “Loan”) in the amount of $402,573 pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which was enacted March 27, 2020.

The Loan, which is in the form of a note dated April 9, 2020 issued by the Company, matures twenty-four months from the date of the note and bears interest at the rate of 0.98% per annum, payable monthly commencing on November 9, 2020. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties.

The PPP provides that loan and accrued interest may be forgiven after eight weeks as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. Under the CARES Act, the amount of loan forgiveness may be reduced if the borrower terminates employees or reduces salaries during the eight-week period.

The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds should meet the conditions for forgiveness of at least a portion of the loan, we cannot assure you that the Company will not take actions that could cause the Company to be ineligible for forgiveness of the loan, in whole or in part.

Item 6. - Exhibits

The following exhibits are filed herewith or incorporated by reference as indicated.

Exhibit Designation	Exhibit Description

3.1 (a)	Amended Articles of Incorporation of Spindletop Oil & Gas Co. (Incorporated by reference to Exhibit 3.1 to the General Form for Registration of Securities on Form 10, filed with the Commission on August 14, 1990)

3.2	Bylaws of Spindletop Oil & Gas Co. (Incorporated by reference to Exhibit 3.2 to the General Form for Registration of Securities on Form 10, filed with the Commission on August 14, 1990)

31.1 *	Certification pursuant to Rules 13a-14 and 15d under the Securities Exchange Act of 1934.

31.2*	Certification pursuant to Rules 13a-14 and 15d under the Securities Exchange Act of 1934

32.1 *	Certification pursuant to 18 U.S.C. Section 1350

____________________________

* filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPINDLETOP OIL & GAS CO.
(Registrant)

Date: May 15, 2020	By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

Date: May 15, 2020	By:/s/ Michelle H. Mazzini
Michelle H. Mazzini
Vice President, Secretary

Date: May 15, 2020	By:/s/ Christine L. Tesdall
Christine L. Tesdall
Principal Financial Officer and
Accounting Manger