Form 10-Q
period 2020-06-30
SPINDLETOP OIL & GAS CO
filed 2020-08-19
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2020

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value (Class)	6,755,318 (Outstanding at August 19, 2020)

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

FORM 10-Q

For the quarter ended June 30, 2020

Index to Consolidated Financial Statements and Schedules

Part I – Financial Information:	Page

Item 1. – Financial Statements

Consolidated Balance Sheets	4 - 5
June 30, 2020 (Unaudited) and December 31, 2019

Consolidated Statements of Operations (Unaudited)	6
Six Months Ended June 30, 2020 and 2019
Three Months Ended June 30, 2020 and 2019

Consolidated Statements of Changes in Shareholder's Equity (Unaudited)	7
Six Months Ended June 30, 2020 and
Six Months Ended June 30, 2019

Consolidated Statements of Cash Flow (Unaudited)	8
Six Months Ended June 30, 2020 and 2019

Notes to Consolidated Financial Statements	9

Item 2. – Management’s Discussion and Analysis of Financial
Condition and Results of Operations	10

Item 4. – Controls and Procedures	14

Part II – Other Information:

Item 5. – Other Information	15

Item 6. – Exhibits	16

Part I - Financial Information

Item 1. - Financial Statements

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$7,336,000	$15,229,000
Restricted cash	795,000	795,000
Accounts receivable	2,229,000	3,190,000
Income tax receivable	256,000	83,000
Total Current Assets	10,616,000	19,297,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	27,084,000	26,938,000
Rental equipment	412,000	412,000
Gas gathering system	115,000	115,000
Other property and equipment	315,000	315,000
	27,926,000	27,780,000
Accumulated depreciation and amortization	(25,771,000)	(25,664,000)
Total Property and Equipment	2,155,000	2,116,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,624,000	1,580,000
Accumulated depreciation	(1,020,000)	(992,000)
Total Real Estate Property	1,292,000	1,276,000

Other Assets
Deferred Income Tax Asset	51,000	56,000
Other long-term investments	9,150,000	1,150,000
Other	3,000	3,000
Total Other Assets	9,204,000	1,209,000
Total Assets	$23,267,000	$23,898,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS Co. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$5,692,000	$6,005,000
Notes payable, Paycheck Protection Program	403,000	—
Total Current Liabilities	6,095,000	6,005,000

Noncurrent Liabilities
Asset retirement obligation	1,449,000	1,408,000
Total Noncurrent Liabilities	1,449,000	1,408,000

Deferred Income Tax Payable	—	—

Total Liabilities	7,544,000	7,413,000

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 6,755,318 and 6,809,602 shares outstanding at June 30, 2020 and at December 31, 2019.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury stock, at cost	(1,874,000)	(1,806,000)
Retained earnings	16,577,000	17,271,000
Total Shareholders' Equity	15,723,000	16,485,000
Total Liabilities and Shareholders' Equity	$23,267,000	$23,898,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019
Revenues
Oil and gas revenues	$1,092,000	$2,375,000	$348,000	$1,210,000
Revenues from lease operations	119,000	187,000	44,000	132,000
Gas gathering, compression, equipment rental	45,000	66,000	18,000	33,000
Real estate rental revenue	134,000	119,000	70,000	59,000
Interest Income	103,000	113,000	59,000	42,000
Other revenues	19,000	22,000	9,000	11,000
Total Revenues	1,512,000	2,882,000	548,000	1,487,000

Expenses
Lease operating expenses	462,000	821,000	170,000	493,000
Production taxes, gathering and marketing expenses	256,000	388,000	122,000	194,000
Pipeline and rental expenses	4,000	19,000	1,000	16,000
Real estate expenses	67,000	72,000	29,000	33,000
Depreciation and amortization expenses	135,000	270,000	34,000	148,000
ARO accretion expense	60,000	94,000	30,000	47,000
General and administrative expenses	1,391,000	1,491,000	669,000	783,000
Total Expenses	2,375,000	3,155,000	1,055,000	1,714,000
(Loss) Before Income Tax	(863,000)	(273,000)	(507,000)	(227,000)

Current income tax (benefit)	(174,000)	(20,000)	(113,000)	(24,000)
Deferred income tax provision (benefit)	5,000	(151,000)	28,000	(80,000)
Total income tax (benefit)	(169,000)	(171,000)	(85,000)	(104,000)
Net (Loss)	$(694,000)	$(102,000)	$(422,000)	$(123,000)

Earnings (Loss) per Share of Common Stock
Basic and Diluted	$(0.10)	$(0.01)	$(0.06)	$(0.02)

Weighted Average Shares Outstanding
Basic and Diluted	6,787,044	6,809,602	6,764,487	6,809,602

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
For the Six Months Ended June 30, 2020, and 2019
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings

Balance December 31, 2019	7,677,471	$77,000	$943,000	867,869	$(1,806,000)	$17,271,000

Net Loss	—	—	—	—	—	(272,000)
Balance March 31, 2020	7,677,471	$77,000	$943,000	867,869	($1,806,000)	$16,999,000

Purchase of 54,284 shares Common Stock as Treasury Stock				54,284	(67,855)

Net (Loss)						(422,000)
Balance June 30, 2020	7,677,471	$77,000	$943,000	922,153	($1,873,855)	$16,577,000

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings

Balance December 31, 2018	7,677,471	$77,000	$943,000	867,869	$(1,806,000)	$17,917,000

Net Income						21,000
Balance March 31, 2019	7,677,471	$77,000	$943,000	867,869	$(1,806,000)	$17,938,000

Net (Loss)						(123,000)
Balance June 30, 2019	7,677,471	$77,000	$943,000	867,869	$(1,806,000)	$17,815,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2020	2019
Cash Flows from Operating Activities
Net (Loss)	$(694,000)	$(102,000)
Reconciliation of net (Loss) to net cash
provided by operating activities
Depreciation and amortization	135,000	270,000
Accretion of asset retirement obligation	60,000	94,000
Changes in accounts receivable	711,000	(135,000)
Changes in income tax receivable	(173,000)	(20,000)
Changes in accounts payable and accrued liabilities	(313,000)	521,000
Changes in deferred Income tax asset	5,000	—
Changes in deferred Income tax payable	—	(151,000)
Changes in other assets	—	—
Net cash provided (used) for operating activities	(269,000)	477,000

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development	(165,000)	(231,000)
Purchase of other property and equipment	—	(7,000)
Changes in Other long-term investments	(8,000,000)	—
Proceeds from sale of oil and gas properties	250,000	—
Capitalized tenant improvements and broker fees	(44,000)	—

Net cash (used) for investing activities	(7,959,000)	(238,000)

Cash Flows from Financing Activities
Changes in notes payable	403,000	—
Purchase of 54,284 shares of treasury stock	(68,000)	—

Net cash used for financing activities	335,000	—
Increase (Decrease) in cash, cash equivalents, and restricted cash	(7,893,000)	239,000

Cash, cash equivalents, and restricted cash at beginning of period	16,024,000	14,399,000
Cash, cash equivalents, and restricted cash at end of period	$8,131,000	$14,638,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND ORGANIZATION

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended December 31, 2019 for further information.

The consolidated financial statements presented herein include the accounts of Spindletop Oil & Gas Co., a Texas corporation ("the Company") and its wholly owned subsidiaries, Prairie Pipeline Co., a Texas corporation and Spindletop Drilling Company (“SDC”), a Texas corporation. All significant inter-company transactions and accounts have been eliminated.

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

2. COMMON STOCK

Effective April 6, 2020, and June 20, 2020, the Company repurchased 45,036 shares and 9,248 shares of its common stock as from a non-controlling, unaffiliated shareholder of the Company for a negotiated purchase price of $56,295 and $11,560 respectively, or $1.25 per share. The repurchased shares are held as Treasury Stock.

3. NOTES PAYABLE

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

The PPP provides that loan and accrued interest may be forgiven after either an eight week period or a twenty-four week period as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. Under the CARES Act, the amount of loan forgiveness may be reduced if the borrower terminates employees or reduces salaries during the period set forth in the CARES Act. It is our understanding that the Company’s lender has not begun accepting applications for loan forgiveness from borrowers who received loans at the same time we did.

The Company believes it has used the loan proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds should meet the conditions for forgiveness of at least a portion of the loan, we cannot assure you that the Company will be eligible for forgiveness of the loan, in whole or in part.

Subsequent Events

Management has evaluated subsequent events through August 19, 2020, the date on which the financial statements were available to be issued.

On July 23, 2020, SDC received notice of service of process from its registered agent in Louisiana of a lawsuit filed in Louisiana against SDC and multiple other oil and gas companies alleging a pollution claim for properties operated by the defendants. SDC plans to file an answer and defend itself.

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

At the end of 2019, a novel strain of coronavirus (“COVID-19”) was reported in China. In the first quarter of 2020 and continuing currently, COVID-19 has spread to other countries including the U.S. This pandemic has drastically weakened the global demand for oil, putting unprecedented pressure on the price of oil. In addition, the delay through the end of the first quarter of 2020 of the Organization of Petroleum Exporting Countries and Russia to agree on production cuts, caused oil prices to drop dramatically in the first quarter of 2020 to as low as $6.00 per barrel which is approximately one-tenth of the oil price at the beginning of 2020. Additionally, during the second quarter of 2020, for the first time ever, the price of a barrel of oil plunged below zero dollars on the West Texas Intermediate Crude Index going as low as negative $37.63 due to concerns about dwindling capacity to store all the crude oil produced in excess of demand.

During the first half of 2020 and continuing subsequent to the end of the quarter, attempts at containment of COVID-19 have resulted in decreased economic activity which has adversely affected the broader global economy. As the economy dramatically stalled, the demand for oil and natural gas substantially weakened. Many countries around the world, as well as the majority of the states in the United States, ordered their citizens to stay home in order to contain the spread of the virus. As part of the “shelter in place” and “stay at home” orders in effect during the first half of the year, fewer businesses than normal are open, less people are traveling to work, and more people are working from home which has reduced the demand for oil and natural gas. Airlines have dramatically cut back on flights as the number of passengers has fallen off. Fewer cars on the road and planes in the sky mean far less demand for oil. At this time, the full extent to which COVID-19 will negatively impact the global economy and our business is uncertain, but pandemics or other significant public health events will most likely have a material adverse effect on our business and results of operations.

The Company has felt the negative effects of these plummeting product prices and implemented cost cutting measures including temporary company-wide reductions in compensation for Company employees, including key and technical employees and officers, effective April 1, 2020. To further reduce expenses, the Company temporarily shut in wells that were not profitable when commodity prices plummeted. The Company is forecasting that oil and natural gas prices will remain lower than 2019 prices through the end of 2020, which the Company believes may cause an operating loss for all of 2020 in spite of the Company’s cost cutting measures. Operating losses are very likely to continue until oil and natural gas prices return to substantially higher levels on a continued basis.

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

Results of Operations

Six months ended June 30, 2020 compared to six months ended June 30, 2019

Oil and gas revenues for the first six months of 2020 were $1,092,000, as compared to $2,375,000 for the same period in 2019, a decrease of approximately $1,283,000 or 54.0%

Oil sales for the first six months of 2020 were approximately $608,000 compared to approximately $1,350,000 for the first six months of 2019, a decrease of approximately $742,000 or 55.0%. Oil sales volumes for the first six months of 2020 were approximately 12,300 bbls, compared to approximately 20,400 bbls during the same period in 2019, a decrease of approximately 8,100 bbls, or 39.7%.

Average oil prices received were $38.78 per bbl in the first half of 2020 compared to $54.67 per bbl in the first half of 2019, a decrease of approximately $15.89 per bbl or 29.1%.

Natural gas revenue for the first six months of 2020 was $484,000 compared to $1,025,000 for the same period in 2019, a decrease of approximately $541,000 or 52.8%. Natural gas sales volumes for the first six months of 2020 were approximately 392,000 mcf compared to approximately 445,000 mcf during the first six months of 2019, a decrease of approximately 53,000 mcf or 11.9%.

Average gross natural gas prices received were $1.23 per mcf in the first six months of 2020 as compared to $2.30 per mcf in the same time period in 2019, a decrease of approximately $1.07 per mcf or 46.5%.

In general, revenues from oil and gas producing operations experienced a significant decrease for the six months ended 2020 compared to the same period in 2019. In addition, the second quarter results from operations also experienced a significant decline over the same period in 2019 as well as a decline from operations during the first quarter of 2020. The declines result in part from decreased oil and gas prices, as well as production declines. A significant number of both operated wells and non-operated wells were shut-in during the second quarter of 2020 due to the low oil and gas prices. Operators shut in wells, where practicable, waiting for the low oil prices to rebound. Prices have rebounded slightly, but not to pre second quarter 2019 levels.

Revenues from lease operations were $119,000 in the first six months of 2020 compared to $187,000 in the first six months of 2019, a decrease of approximately $68,000 or 36.4%. This decrease is due to a reduction in field supervision charges. Revenues from lease operations are derived from field supervision charged to operated leases along with operator overhead charged to operated leases.

Revenues from gas gathering, compression and equipment rental for the first six months of 2020 were $45,000 compared to $66,000 for the same period in 2019, a decrease of approximately $21,000 or 31.8%. These revenues are derived from gas volumes produced and transported through our gas gathering systems.

Real estate revenue was approximately $134,000 during the first six months of 2020 compared to $119,000 for the first six months of 2019, an increase of approximately $15,000, or 12.6%. The increase is due to new office leases signed during the period.

Interest income was $103,000 during the first six months of 2020 as compared to $113,000 during the same period in 2019, a decrease of approximately $10,000 or 8.9%. Interest income is due to the Company investing its funds in both long-term and short-term certificates of depository accounts paying higher rates of interest than those received in money market accounts.

Other revenues for the first six months of 2020 were $19,000 as compared to $22,000 for the same time period in 2019, a decrease of approximately $3,000 or 13.6%.

Lease operating expenses in the first six months of 2020 were $462,000 as compared to $821,000 in the first six months of 2019, a net decrease of $359,000, or 43.7%. Of this net decrease, approximately $53,000 is due in part to net decreases in operating expenses billed by third-party operators on non-operated properties that were shut in during the second quarter of 2020. The remaining net decrease of approximately $306,000 represents overall increases and decreases in well expenditures on various operated properties.

Production taxes, gathering and marketing expenses in the first six months of 2020 were approximately $256,000 as compared to $388,000 for the first six months of 2019, a decrease of approximately $132,000, or 34.0%. This decrease relates directly to the decrease in oil and gas revenues as described in the above paragraphs.

Pipeline and rental expenses for the first six months of 2020 were $4,000 compared to $19,000 for the same time period in 2019, a decrease of approximately $15,000 or 79.0%. The decrease in 2020 is due to non-recurring repair and maintenance expenses in the first half of 2019.

Real estate expenses in the first six months of 2020 were approximately $67,000 compared to $72,000 during the same period in 2019, a decrease of approximately $5,000 or 6.9%.

Depreciation, depletion, and amortization expenses for first six months of 2020 were $135,000 as compared to $270,000 for the same period in 2019, a decrease of $135,000, or 50.0%. $105,000 of the amount for the first six months of 2020 was for amortization of the full cost pool of capitalized costs compared to $239,000 for the same period of 2019, a decrease of $134,000 or 56.1%. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31, 2019. This re-evaluated reserve base was reduced for oil and gas reserves that were produced or sold during the first six months of 2020 and adjusted for newly acquired reserves or for changes in estimated production curves and future price assumptions.

A depletion rate of 4.184% for the first quarter of 2020 and a depletion rate of 0.813% for the second quarter of 2020 was calculated and applied to the Company’s full cost pool of capitalized oil and natural gas properties compared to rates of 3.191% and 3.554% for the first two quarters of 2019 respectively.

Asset Retirement Obligation (“ARO”) expense for the first six months of 2020 was approximately $60,000 as compared to approximately $94,000 for the same time period in 2019, a decrease of approximately $34,000 or 36.2%. The ARO expense is calculated to be the discounted present value of the estimated future cost to plug and abandon the Company’s producing wells.

General and administrative expenses for the first six months of 2020 were approximately $1,391,000 as compared to approximately $1,491,000 for the same time period of 2019, a decrease of approximately $100,000 or 6.7%. The decrease is from reduced salary, wages, other personnel costs, and reduced office, computer, and other expenses.

Three months ended June 30, 2020 compared to three months ended June 30, 2019

Oil and natural gas revenues for the three months ended June 30, 2020 were $348,000, compared to $1,210,000 for the same time period in 2019, a decrease of $862,000, or 71.2%, due to low oil prices and the shutting in of production during the second quarter of 2020.

Oil sales for the second quarter of 2020 were approximately $118,000 compared to approximately $734,000 for the same period of 2019, a decrease of approximately $616,000 or 83.9%. Oil volumes sold for the second quarter of 2020 were approximately 3,200 bbls compared to approximately 10,200 bbls during the same period of 2019, a decrease of approximately 7,000 bbl or 68.6%.

Average oil prices received were approximately $23.46 per bbl in the second quarter of 2020 compared to $54.67 per bbl during the same period of 2019, a decrease of approximately $31.21 per bbl, or 57.1%.

Natural gas revenues for the second quarter of 2020 were $230,000 compared to $476,000 for the same period in 2019, a decrease of $246,000 or 51.7%. Natural gas volumes sold for the second quarter of 2020 were approximately 190,000 mcf compared to approximately 237,000 mcf during the same period of 2019, a decrease of approximately 47,000 mcf, or19.8%.

Average gross natural gas prices received were approximately $1.06 per mcf in the second quarter of 2020 as compared to approximately $2.10 per mcf during the same period in 2019, a decrease of approximately $1.04 or 49.5%.

Revenues from lease operations for the second quarter of 2020 were approximately $44,000 compared to approximately $132,000 for the second quarter of 2019, a decrease of approximately $88,000 or 66.7%. This decrease is due to a reduction in field supervision charges. Revenues from lease operations are derived from field supervision charged to operated leases along with operator overhead charged to operated leases.

Revenues from gas gathering, compression and equipment rental for the second quarter of 2020 were approximately $18,000, compared to approximately $33,000 for the same period in 2019, a decrease of approximately $15,000 or 45.5%. These revenues are derived from gas volumes produced and transported through our gas gathering systems.

Revenues from gas gathering, compression and equipment rental for the second quarter of 2020 were approximately $18,000, compared to approximately $33,000 for the same period in 2019, a decrease of approximately $15,000 or 45.5%. These revenues are derived from gas volumes produced and transported through our gas gathering systems.

Real estate revenue was approximately $70,000 during the second quarter of 2020 compared to $59,000 for the same time period in 2019. The increase is due to higher rental rates and new office leases signed during the period.

Interest income for the second quarter of 2020 was approximately $59,000 as compared with approximately $42,000 for the same period in 2019, an increase of approximately $17,000 or 40.5%. Interest income is derived from investments in both short-term and long-term certificates of deposit as well as money market accounts at banks.

Other revenues for second quarter of 2020 were approximately $9,000 as compared with approximately $11,000 for the same period in 2019, a decrease of approximately $2,000 or 18.2%.

Lease operating expenses in the second quarter of 2020 were $170,000 as compared to $493,000 in the second quarter of 2019, a net decrease of approximately $323,000, or 65.5%. Of this net decrease, approximately $ 251,000 is from overall decreases in well expenditures on various operated properties, offset by a $72,000 reduction in net operating expenses billed by third-party operators on non-operated properties

Production taxes, gathering, transportation and marketing expenses for the second quarter of 2020 were approximately $122,000 as compared to $194,000 during the second quarter of 2019, a net decrease of approximately $72,000 or 37.1%. These decreases relate directly to the decrease in oil and gas revenues as described in the above paragraphs.

Pipeline and rental expenses for the second quarter of 2020 were $1,000 compared to $16,000 for the same time period in 2019, a decrease of approximately $15,000, or 93.8%. The decrease in 2020 is due to non-recurring repair and maintenance expenses incurred in the second quarter of 2019.

Real estate expenses during the second quarter 2020 were approximately $29,000 compared to approximately $33,000 for the same period in 2019, a decrease of approximately $4,000 or 12.1%.

Depreciation, depletion, and amortization expenses for the second quarter of 2020 were $34,000 as compared to $148,000 for the same period in 2019, a decrease of $114,000, or 77.0%. $19,000 of the amount for the second quarter of 2020 was for amortization of the full cost pool of capitalized costs compared to $132,000 for the second quarter of 2019, a decrease of $113,000 or 85.6%. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31, 2019. This re-evaluated reserve base was reduced for oil and gas reserves that were produced or sold during the first six months of 2020 and adjusted for newly acquired reserves or for changes in estimated production curves and future price assumptions. A depletion rate of 4.184% for the first quarter of 2020 and a depletion rate of 0.813% for the second quarter of 2020 was calculated and applied to the Company’s full cost pool of capitalized oil and natural gas properties compared to rates of 3.191% and 3.554% for the first two quarters of 2019 respectively

Asset Retirement Obligation (“ARO”) expense for the second quarter of 2020 was approximately $30,000 as compared to approximately $47,000 for the same time period in 2019, a decrease of approximately $17,000 or 36.2%. The ARO expense is calculated to be the discounted present value of the estimated future cost to plug and abandon the Company’s producing wells.

General and administrative expenses for the second quarter of 2020 were $669,000 compared to $783,000 for the same period in 2019, a decrease of approximately $114,000 or 14.6%. The decrease comes from decreased salary, wages, and other personnel costs, as well as decreases in office, computer, and other expenses.

Financial Condition and Liquidity

The Company's operating capital needs, as well as its capital spending program are generally funded from cash flow generated by operations. The Company is operating at a loss and projects to continue to operate at a deficient through the end of the year unless oil and natural gas prices rebound substantially. Because future cash flow is subject to a number of variables, such as the level of production and the sales price of oil and natural gas, the Company can provide no assurance that its operations will provide cash sufficient to maintain current levels of capital spending. Accordingly, the Company may be required to seek additional financing from third parties in order to fund its exploration and development programs.

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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Part II – Other Information

Item 5. – Other Information

Effective March 1, 2020, the Company acquired additional working interests of 3.281% with a net revenue interest of 2.567% in its operated Weise 28-1 well located in Wheeler Co., Texas. The acquisition brings the Company’s total working interest in the well to 36.446% with a net revenue interest of 29.187%.

Effective May 1, 2020, the Company acquired additional working interest of 6.05% with a net revenue interest of 4.84% in its operated Opal #1 well located in Martin Co., Texas. The acquisition brings the Company’s total working interest in the well to 61.908% with a net revenue interest of 49.527%.

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

SPINDLETOP OIL & GAS CO.
(Registrant)

Date: August 19, 2020	By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

Date: August 19, 2020	By:/s/ Michelle H. Mazzini
Michelle H. Mazzini
Vice President, Secretary and
Treasurer