Form 10-Q
period 2020-09-30
SPINDLETOP OIL & GAS CO
filed 2020-11-16
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value (Class)	6,755,318 (Outstanding at November 16, 2020)

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

FORM 10-Q

For the quarter ended September 30, 2020

Index to Consolidated Financial Statements and Schedules

Part I – Financial Information:	Page

Item 1. – Financial Statements

Consolidated Balance Sheets	4 - 5
September 30, 2020 (Unaudited) and December 31, 2019

Consolidated Statements of Operations (Unaudited)	6
Nine Months Ended September 30, 2020 and 2019
Three Months Ended September 30, 2020 and 2019

Consolidated Statements of Changes in Shareholder's Equity (Unaudited)	7
Nine Months Ended September 30, 2020 and
Nine Months Ended September 30, 2019

Consolidated Statements of Cash Flow (Unaudited)	8
Nine Months Ended September 30, 2020 and 2019

Notes to Consolidated Financial Statements	9

Item 2. – Management’s Discussion and Analysis of Financial
Condition and Results of Operations	10

Item 4. – Controls and Procedures	15

Part II – Other Information:

Item 5. – Other Information	16

Item 6. – Exhibits	17

Part I - Financial Information

Item 1. - Financial Statements

SPINDLETOP OIL & GAS Co. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$8,164,000	$15,229,000
Restricted cash	295,000	795,000
Accounts receivable	2,557,000	3,190,000
Income tax receivable	214,000	83,000
Total Current Assets	11,230,000	19,297,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	27,083,000	26,938,000
Rental equipment	412,000	412,000
Gas gathering system	115,000	115,000
Other property and equipment	315,000	315,000
	27,925,000	27,780,000
Accumulated depreciation and amortization	(25,883,000)	(25,664,000)
Total Property and Equipment	2,042,000	2,116,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,624,000	1,580,000
Accumulated depreciation	(1,034,000)	(992,000)
Total Real Estate Property	1,278,000	1,276,000

Other Assets
Deferred Income Tax Asset	68,000	56,000
Long-term certificates of deposit	8,725,000	1,150,000
Other	4,000	3,000
Total Other Assets	8,797,000	1,209,000
Total Assets	$23,347,000	$23,898,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS Co. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$5,649,000	$6,005,000
Notes payable, Paycheck Protection Program	403,000	—
Total Current Liabilities	6,052,000	6,005,000

Noncurrent Liabilities
Asset retirement obligation	1,470,000	1,408,000
Total Noncurrent Liabilities	1,470,000	1,408,000

Deferred Income Tax Payable	—	—

Total Liabilities	7,522,000	7,413,000

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 6,755,318 and 6,809,602 shares outstanding at September 30, 2020 and at December 31, 2019.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury stock, at cost	(1,874,000)	(1,806,000)
Retained earnings	16,679,000	17,271,000
Total Shareholders' Equity	15,825,000	16,485,000
Total Liabilities and Shareholders' Equity	$23,347,000	$23,898,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019
Revenues
Oil and gas revenues	$2,025,000	$3,501,000	$933,000	$1,126,000
Revenues from lease operations	168,000	249,000	49,000	62,000
Gas gathering, compression, equipment rental	57,000	94,000	12,000	28,000
Real estate rental revenue	204,000	179,000	70,000	60,000
Interest Income	164,000	150,000	61,000	37,000
Other revenues	29,000	49,000	10,000	27,000
Total Revenues	2,647,000	4,222,000	1,135,000	1,340,000

Expenses
Lease operating expenses	727,000	1,239,000	265,000	418,000
Production taxes, gathering and marketing expenses	468,000	592,000	212,000	204,000
Pipeline and rental expenses	6,000	25,000	2,000	6,000
Real estate expenses	106,000	104,000	39,000	32,000
Depreciation and amortization expenses	261,000	407,000	126,000	137,000
ARO accretion expense	90,000	142,000	30,000	48,000
General and administrative expenses	1,723,000	2,212,000	332,000	721,000
Total Expenses	3,381,000	4,721,000	1,006,000	1,566,000
Income (Loss) before income tax	(734,000)	(499,000)	129,000	(226,000)

Current income tax provision (benefit)	(131,000)	38,000	43,000	58,000
Deferred income tax provision (benefit)	(12,000)	(249,000)	(17,000)	(98,000)
Total income tax provision (benefit)	(143,000)	(211,000)	26,000	(40,000)
Net income (Loss)	$(591,000)	$(288,000)	$103,000	$(186,000)

Earnings (Loss) per Share of Common Stock
Basic and Diluted	$(0.09)	$(0.04)	$0.02	$(0.03)

Weighted Average Shares Outstanding
Basic and Diluted	6,776,392	6,809,602	6,776,392	6,809,602

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Unaudited)

	For the Nine Months Ended September 30, 2020

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings

Balance December 31, 2019	7,677,471	$77,000	$943,000	867,869	$(1,806,000)	$17,271,000

Net Loss	—	—	—	—	—	(272,000)
Balance March 31, 2020	7,677,471	$77,000	$943,000	867,869	($1,806,000)	$16,999,000

Purchase of 54,284 shares of Common Stock as Treasury Stock	—	—	—	54,284	(68,000)	—

Net (Loss)	—	—	—	—	—	(422,000)
Balance June 30, 2020	7,677,471	$77,000	$943,000	922,153	($1,874,000)	$16,577,000

Net Income	—	—	—	—	—	103,000
Balance September 30, 2020	7,677,471	$77,000	$943,000	922,153	($1,874,000)	$16,679,000

	For the Nine Months Ended September 30, 2019

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings

Balance December 31, 2018	7,677,471	$77,000	$943,000	867,869	$(1,806,000)	$17,917,000

Net Income	—	—	—	—	—	21,000
Balance March 31, 2019	7,677,471	$77,000	$943,000	867,869	$(1,806,000)	$17,938,000

Net (Loss)	—	—	—	—	—	(123,000)
Balance June 30, 2019	7,677,471	$77,000	$943,000	867,869	$(1,806,000)	$17,815,000

	—	—	—	—	—	$(186,000)
Balance September 30, 2019	7,677,471	$77,000	$943,000	867,869	$(1,806,000)	$17,629,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2020	2019
Cash Flows from Operating Activities
Net (Loss)	$(591,000)	$(288,000)
Reconciliation of net (Loss) to net cash
provided by operating activities
Depreciation and amortization	261,000	407,000
Accretion of asset retirement obligation	90,000	142,000
Changes in accounts receivable	383,000	(365,000)
Changes in income tax receivable	(131,000)	(21,000)
Changes in accounts payable and accrued liabilities	(356,000)	462,000
Changes in deferred Income tax asset	(12,000)	(163,000)
Changes in deferred Income tax payable	—	(86,000)
Changes in other assets	(1,000)	6,000
Net cash provided (used) for operating activities	(357,000)	94,000

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development	(174,000)	(151,000)
Purchase of other property and equipment	—	(12,000)
Purchases/redemptions of certificates of deposit, net	(7,575,000)	—
Proceeds from sale of oil and gas properties	250,000	—
Capitalized tenant improvements and broker fees	(44,000)	—

Net cash (used) for investing activities	(7,543,000)	(163,000)

Cash Flows from Financing Activities
Changes in notes payable	403,000	—
Purchase of 54,284 shares of treasury stock	(68,000)	—

Net cash used for financing activities	335,000	—
(Decrease) in cash, cash equivalents, and restricted cash	(7,565,000)	(69,000)

Cash, cash equivalents, and restricted cash at beginning of period	16,024,000	14,399,000
Cash, cash equivalents, and restricted cash at end of period	$8,459,000	$14,330,000

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

2. COMMON STOCK

Effective April 6, 2020, and June 20, 2020, the Company repurchased 45,036 shares and 9,248 shares of its common stock from a non-controlling, unaffiliated shareholder of the Company for a negotiated purchase price of $56,295 and $11,560 respectively, or $1.25 per share. The repurchased shares are held as Treasury Stock.

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

The PPP provides that loan principal and accrued interest may be forgiven after either an eight week period or a twenty-four week period as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. Under the CARES Act, the amount of loan forgiveness may be reduced if the borrower terminates employees or reduces salaries during the period set forth in the CARES Act. It is our understanding that the Company’s lender recently has begun accepting applications for loan forgiveness from borrowers who received loans at the same time the Company did. The Company has prepared the PPP loan forgiveness application and is in the process of submitting to the Company’s lender.

The Company believes it has used the loan proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds should meet the conditions for forgiveness of at least a portion of the loan, we cannot assure you that the Company will be eligible for forgiveness of the loan, in whole or in part.

4. CONTINGENCIES

SDC has filed an answer to the lawsuit filed in Louisiana against SDC and multiple other oil and gas companies alleging a pollution claim for properties operated by the defendants. SDC plans to defend itself.

Subsequent Events

Management has evaluated subsequent events through November 16, 2020, the date on which the financial statements were available to be issued.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the factors listed and described at Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been changes to the risk factors previously described in the Company’s Form 10-K. for the fiscal year ended December 31, 2019 (the “Form 10-K”), including significant global economic and pandemic factors occurring during the first quarter of 2020 and continuing into the third quarter of 2020 which are described in the following two paragraphs.

At the end of 2019, a novel strain of coronavirus (“COVID-19”) was reported in China. In the first quarter of 2020 and continuing currently, COVID-19 has spread to other countries including the U.S. This pandemic has drastically weakened the global demand for oil, putting unprecedented pressure on the price of oil. In addition, the delay through the end of the first quarter of 2020 of the Organization of Petroleum Exporting Countries and Russia to agree on production cuts, caused oil prices to drop dramatically in the first quarter of 2020 to as low as $6.00 per barrel which is approximately one-tenth of the oil price at the beginning of 2020. Additionally, during the second quarter of 2020, for the first time ever, the price of a barrel of oil plunged below zero dollars on the West Texas Intermediate Crude Index going as low as negative $37.63 due to concerns about dwindling capacity to store all the crude oil produced in excess of demand. During the third quarter of 2020, the price of a barrel of oil has somewhat stabilized with an average price per barrel of $36.48.

During the first nine months of 2020 and continuing subsequent to the end of the quarter, attempts at containment of COVID-19 have resulted in decreased economic activity which has adversely affected the broader global economy. As the economy dramatically stalled, the demand for oil and natural gas substantially weakened. Many countries around the world, as well as the majority of the states in the United States, ordered their citizens to stay home in order to contain the spread of the virus. As part of the “shelter in place” and “stay at home” orders in effect during the nine months of the year, fewer businesses than normal are open, less people are traveling to work, and more people are working from home which has reduced the demand for oil and natural gas. Airlines have dramatically cut back on flights as the number of passengers has fallen off. Fewer cars on the road and planes in the sky mean far less demand for oil. At this time, the full extent to which COVID-19 will negatively impact the global economy and our business is uncertain, but pandemics or other significant public health events will most likely have a material adverse effect on our business and results of operations.

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

Results of Operations

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

Oil and gas revenues for the first nine months of 2020 were $2,025,000, as compared to $3,501,000 for the same period in 2019, a decrease of approximately $1,476,000 or 42.16%, due to low oil and natural gas prices and the shutting in of wells during 2020.

Oil sales for the first nine months of 2020 were approximately $1,178,000 compared to approximately $2,099,000 for the first nine months of 2019, a decrease of approximately $921,000 or 43.9%. Oil sales volumes for the first nine months of 2020 were approximately 21,987 bbls, compared to approximately 31,700 bbls during the same period in 2019, a decrease of approximately 9,713 bbls, or 30.6%.

Average oil prices received were $40.77 per bbl in the first nine months of 2020 compared to $56.80 per bbl in the first nine months of 2019, a decrease of approximately $13.09 per bbl or 23.1%.

Natural gas revenue for the first nine months of 2020 was $847,000 compared to $1,402,000 for the same period in 2019, a decrease of approximately $555,000 or 39.59%. Natural gas sales volumes for the first nine months of 2020 were approximately 524,000 mcf compared to approximately 692,000 mcf during the first nine months of 2019, a decrease of approximately 168,000 mcf or 24.3%.

Average gross natural gas prices received were $1.72 per mcf in the first nine months of 2020 as compared to $2.03 per mcf in the same time period in 2019, a decrease of approximately $0.41 per mcf or 20.2%.

Revenues from oil and gas producing operations experienced a significant decrease for the nine months ended 2020 compared to the same period in 2019. In addition, the third quarter results from operations also experienced a significant decline over the same period in 2019 as well as a decline from operations during the first nine months of 2020. The declines result in part from decreased oil and gas prices, as well as production declines. A number of both operated wells and non-operated wells were shut-in during the first nine months of 2020 due to the low oil and gas prices. Operators shut in wells, where practicable, waiting for the low oil prices to rebound.

Revenues from lease operations were $168,000 in the first nine months of 2020 compared to $249,000 in the first nine months of 2019, a decrease of approximately $81,000 or 32.5%. This decrease is due to a reduction in field supervision charges. Revenues from lease operations are derived from field supervision charged to operated leases along with operator overhead charged to operated leases.

Revenues from gas gathering, compression and equipment rental for the first nine months of 2020 were $57,000 compared to $94,000 for the same period in 2019, a decrease of approximately $37,000 or 39.4%. These revenues are derived from gas volumes produced and transported through the Company owned gas gathering systems.

Real estate revenue was approximately $204,000 during the first nine months of 2020 compared to $179,000 for the first nine months of 2019, an increase of approximately $25,000, or 13.9%. The increase is due to new office leases signed during the period.

Interest income was $164,000 during the first nine months of 2020 as compared to $150,000 during the same period in 2019, an increase of approximately $14,000 or 9.3%. Interest income is due to the Company investing its funds in both long-term and short-term certificates of depository accounts paying higher rates of interest than those received in money market accounts.

Other revenues for the first nine months of 2020 were $29,000 as compared to $49,000 for the same time period in 2019, a decrease of approximately $20,000 or 40.8%.

Lease operating expenses in the first nine months of 2020 were $727,000 as compared to $1,239,000 in the first nine months of 2019, a net decrease of $512,000, or 41.3%. Of this net decrease, approximately $97,000 is due in part to net decreases in operating expenses billed by third-party operators on non-operated properties that were shut in during the first nine months of 2020. The remaining net decrease of approximately $415,000 represents overall increases and decreases in well expenditures on various operated properties. A number of both operated wells and non-operated wells were shut-in during the first nine months of 2020 due to low oil and gas prices.

Production taxes, gathering and marketing expenses in the first nine months of 2020 were approximately $468,000 as compared to $592,000 for the first nine months of 2019, a decrease of approximately $124,000, or 21.0%. This decrease relates directly to the decrease in oil and gas revenues as described in the above paragraphs.

Pipeline and rental expenses for the first nine months of 2020 were $6,000 compared to $25,000 for the same time period in 2019, a decrease of approximately $19,000. The decrease in 2020 is due to non-recurring repair and maintenance expenses in the first nine months of 2019.

Real estate expenses in the first nine months of 2020 were approximately $106,000 compared to $104,000 during the same period in 2019, an increase of approximately $2,000 or 1.9%.

Depreciation, depletion, and amortization expenses for first nine months of 2020 were $261,000 as compared to $407,000 for the same period in 2019, a decrease of $146,000, or 35.9%. $216,000 of the amount for the first nine months of 2020 was for amortization of the full cost pool of capitalized costs compared to $362,000 for the same period of 2019, a decrease of $146,000 or 40.3%. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31, 2019. This re-evaluated reserve base was reduced for oil and gas reserves that were produced or sold during the first nine months of 2020 and adjusted for newly acquired reserves or for changes in estimated production curves and future price assumptions. A depletion rate of 4.184% for the first quarter of 2020, a depletion rate of 0.813% for the second quarter of 2020, and a depletion rate of 5.269% for the third quarter of 2020 was calculated and applied to the Company’s full cost pool of capitalized oil and natural gas properties compared to rates of 3.191%, 3.554% and 3.727% for the third quarter of 2019. respectively.

Asset Retirement Obligation (“ARO”) expense for the first nine months of 2020 was approximately $90,000 as compared to approximately $142,000 for the same time period in 2019, a decrease of approximately $52,000 or 36.6%. The ARO expense is calculated to be the discounted present value of the estimated future cost to plug and abandon the Company’s producing wells.

General and administrative expenses for the first nine months of 2020 were approximately $1,723,000 as compared to approximately $2,212,000 for the same time period of 2019, a decrease of approximately $489,000 or 22.1%. The decrease is from reduced salary, wages, other personnel costs, and reduced office, computer, and other expenses.

Three months ended September 30, 2020 compared to three months ended September 30, 2019

Oil and natural gas revenues for the three months ended September 30, 2020 were $933,000, compared to $1,126,000 for the same period in 2019, a decrease of $193,000, or 17.1%, due to low oil prices and the shutting in of wells during the third quarter of 2020.

Oil sales for the third quarter of 2020 were approximately $570,000 compared to approximately $749,000 for the same period of 2019, a decrease of approximately $179,000 or 23.9%. Oil volumes sold for the third quarter of 2020 were approximately 9,687 bbls compared to approximately 11,300 bbls during the same period of 2019, a decrease of approximately 7,000 bbl or 68.6%.

Average oil prices received were approximately $36.48 per bbl in the third quarter of 2020 compared to $54.84 per bbl during the same period of 2019, a decrease of approximately $9.54 per bbl, or 17.4%.

Natural gas revenues for the third quarter of 2020 were $363,000 compared to $377,000 for the same period in 201 9, a decrease of approximately $14,000 or 3.7%.

Average gross natural gas prices received were approximately $1.88 per mcf in the third quarter of 2020 as compared to approximately $1.62 per mcf during the same period in 2019.

Revenues from lease operations for the third quarter of 2020 were approximately $49,000 compared to approximately $62,000 for the same period in 2019, a decrease of approximately $13,000 or 21.0%. This decrease is due to a reduction in field supervision charges. Revenues from lease operations are derived from field supervision charged to operated leases along with operator overhead charged to operated leases.

Revenues from gas gathering, compression and equipment rental for the third quarter of 2020 were approximately $12,000, compared to approximately $28,000 for the same period in 2019, a decrease of approximately $16,000 or 57.1%. These revenues are derived from gas volumes produced and transported through our gas gathering systems.

Real estate revenue was approximately $70,000 during the third quarter of 2020 compared to $60,000 for the same period in 2019. The increase is due to higher rental rates and new office leases signed during the period.

Interest income for the third quarter of 2020 was approximately $61,000 as compared with approximately $37,000 for the same period in 2019, an increase of approximately $24,000 or 64.9%. Interest income is derived from investments in both short-term and long-term certificates of deposit as well as money market accounts at banks.

Other revenues for the third quarter of 2020 were approximately $10,000 as compared with approximately $27,000 for the same period in 2019, a decrease of approximately $17,000 or 63.0%.

Lease operating expenses in the third quarter of 2020 were $265,000 as compared to $418,000 in the third quarter of 2019, a net decrease of approximately $153,000, or 36.6%. Of this decrease, approximately $41,000 is due in part to net decreases in operating expenses billed by third-party operators on non-operated properties. The remaining net decrease of approximately $112,000 represents overall increases and decreases in well expenditures on various operated properties. A significant number of both operated wells and non-operated wells were shut-in during the first nine months of 2020 due to low oil and gas prices. Operators shut in wells, where practicable, waiting for the low prices to rebound.

Production taxes, gathering, transportation and marketing expenses for the third quarter of 2020 were approximately $212,000 as compared to $204,000 during the third quarter of 2019, a net increase of approximately $8,000 or 3.9%.

Pipeline and rental expenses for the third quarter of 2020 were $2,000 compared to $6,000 for the same period in 2019, a decrease of approximately $4,000, or 66.7%. The decrease in 2020 is due to non-recurring repair and maintenance expenses incurred in the third quarter of 2019.

Real estate expenses during the third quarter 2020 were approximately $39,000 compared to approximately $32,000 for the same period in 2019, an increase of approximately $7,000 or 21.9%.

Depreciation, depletion, and amortization expenses for the third quarter of 2020 were $126,000 as compared to $137,000 for the same period in 2019, a decrease of $11,000, or 8.0%. $111,000 of the amount for the third quarter of 2020 was for amortization of the full cost pool of capitalized costs compared to $123,000 for the third quarter of 2019, a decrease of $12,000 or 9.8%. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31, 2019. This re-evaluated reserve base was reduced for oil and gas reserves that were produced or sold during the first nine months of 2020 and adjusted for newly acquired reserves or for changes in estimated production curves and future price assumptions. A depletion rate of 5.269% for the third quarter of 2020 was calculated and applied to the Company’s full cost pool of capitalized oil and natural gas properties compared to rate of 3.727% for the third quarter of 2019, respectively.

Asset Retirement Obligation (“ARO”) expense for the third quarter of 2020 was approximately $30,000 as compared to approximately $48,000 for the same period in 2019, a decrease of approximately $18,000 or 37.5%. The ARO expense is calculated to be the discounted present value of the estimated future cost to plug and abandon the Company’s producing wells.

General and administrative expenses for the third quarter of 2020 were $332,000 compared to $721,000 for the same period in 2019, a decrease of approximately $389,000 or 54.0%. The decrease comes from decreased salary, wages, and other personnel costs, as well as decreases in office, computer, and other expenses.

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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

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

Date: November 16, 2020

By: /s/ Chris G. Mazzini

Chris G. Mazzini

President, Principal Executive Officer

Date: November 16, 2020

By: /s/ Michelle H. Mazzini

Michelle H. Mazzini

Vice President, Secretary and

Treasurer