Form 10-K
period 2020-12-31
SPINDLETOP OIL & GAS CO
filed 2021-04-15
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

$1,709,031 based upon a total of 909,059 shares held as of June 30, 2020 by persons believed to be non-affiliates of the Registrant; the basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, that such calculation, if made as of a date within 60 days of this filing, would yield a different value.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value	6,755,318
(Class)	(Outstanding at April 15, 2021)

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

The Company has focused its oil and gas operations principally in Texas, although we operate properties in six states including: Texas, Oklahoma, New Mexico, Louisiana, Alabama, and Arkansas. We operate a majority of our projects through the drilling and production phases. Our staff has a great deal of experience in the operations arena. We have traditionally leveraged the risks associated with drilling by obtaining industry partners to share in the costs.

In addition, the Company, through PPC, owns several miles of pipelines associated with Company operated oil and natural gas properties in Texas which are used for the gathering of natural gas. These gathering lines are located primarily in the Fort Worth Basin and are being utilized to transport the Company's natural gas as well as natural gas produced by third parties.

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

From 2003 through 2008, we returned our focus to a strategy of development drilling with an emphasis on our Barnett Shale acreage. Since 2009, our focus has evolved to seek value-priced acquisitions combined with the development of economically feasible drilling prospects. Currently we are continuing our efforts to acquire producing properties and develop our leasehold acreage. We are pursuing controlled growth primarily through acquisitions of good quality producing properties. With current oil and natural gas prices and high costs to produce, we believe that it is prudent to carefully evaluate all our options and make sure that each transaction can be supported in today’s price environment.

Strategic Business Plans

One of our key strategies is to attempt to maintain shareholder value through implementation of plans for selective drilling and value priced acquisitions to the extent the economics of such projects work in this low energy price environment. The Company's long-term focus is to grow its oil and natural gas production through a strategic combination of selected property acquisitions, divestitures, and a development program primarily based on developing its leasehold acreage. Additionally, the Company plans to continue to rework existing wells to increase production and reserves when feasible.

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

The Company holds approximately 80,598 gross acres under lease in 14 states. The majority of the leases are held by production. A breakout of the Company’s leasehold acreage by geographic area is as follows:

	Operated		Non-Operated				Percent
	Properties		Properties		Total		of Total
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Geographic Area	Acres	Acres	Acres	Acres	Acres	Acres	Acres	Acres
North Texas (1)	6,117	5,706	6,759	334	12,876	6,040	15.99%	33.18%
East Texas	3,200	2,793	7,781	816	10,981	3,609	13.62%	19.82%
Gulf Coast Texas	40	35	2,250	65	2,290	100	2.84%	0.55%
West Texas	1,075	979	2,870	225	3,945	1,204	4.89%	6.61%
Texas Panhandle	1,760	1,216	1,440	99	3,200	1,315	3.97%	7.22%
Alabama	1,160	634	2,498	169	3,658	803	4.54%	4.41%
Arkansas	1,286	1,141	2,957	109	4,243	1,250	5.26%	6.86%
Louisiana	195	144	3,058	213	3,253	357	4.04%	1.96%
New Mexico	2,276	1,827	796	29	3,072	1,856	3.81%	10.19%
Oklahoma	317	197	26,071	536	26,388	733	32.74%	4.03%
Colorado	—	—	240	—	240	—	0.30%	0.00%
Kansas	—	—	640	184	640	184	0.79%	1.01%
Michigan	—	—	240	6	240	6	0.30%	0.03%
Mississippi	—	—	140	6	140	6	0.17%	0.03%
Montana	—	—	10	2	10	2	0.01%	0.01%
North Dakota	—	—	1,102	137	1,102	137	1.37%	0.75%
Utah	—	—	2,520	473	2,520	473	3.13%	2.60%
Wyoming	—	—	1,800	134	1,800	134	2.23%	0.74%

Total	17,426	14,672	63,172	3,537	80,598	18,209	100.00%	100.00%

(1) North Texas includes the Fort Worth Basin & Bend Arch

The majority of the Company’s net acres (67.38%) are located in Texas.

A breakout of the Company's most significant oil and gas reserves by geographic area is as follows:

	BOE	% Total
North Texas including the Fort Worth Basin & Bend Arch	416,995	66.17%
East Texas	116,482	18.48%
Panhandle Texas	28,030	4.45%
West Texas	6,306	1.00%
Gulf Coast Texas	1,717	0.27%
Total Texas	569,530	90.38%

Alabama	47,642	7.56%
Oklahoma	6,990	1.11%
New Mexico	3,320	0.53%
Louisiana	2,450	0.39%
Montana	216	0.03%
Total Other States	60,618	9.62%
Total	630,148	100.00%

North Texas - Fort Worth Basin & Bend Arch

The Fort Worth Basin-Bend Arch Province has been a focal point of the Company since its inception. Our technical personnel have an average of over 27 years of exploration, drilling, completing, and production experience extracting natural gas and oil from both conventional and unconventional hydrocarbon deposits found across the basin. Furthermore, the Company maintains comprehensive and extensive dossiers of geologic and engineering data gathered from the province.

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

The Barnett Shale is a thick natural gas and oil bearing stratigraphic zone found throughout the Fort Worth Basin-Bend Arch Province. The natural gas reserves in place are significant; however, because of the extreme low permeability character of the shales, it has been technically challenging to produce these reserves. According to the United States Geological Survey assessment, an estimated 26.7 trillion cubic feet (TCF) of undiscovered natural gas, 98.5 MMBO of undiscovered oil, as well as a mean of 1.1 BBNGL of undiscovered natural gas liquids reserves remain within the 54,000 square mile Fort Worth Basin-Bend Arch Province. More than 98 percent or approximately 26.2 TCF of the undiscovered natural gas is contained in the organic-rich Mississippian Barnett Shale. Combined, recent advances in hydraulic fracturing, completion procedures, and improvements in pump technology, as well as refined horizontal well drilling technologies, continue to enable the economic recovery of natural gas and oil reserves from tight low-permeability reservoirs found throughout the Fort Worth Basin-Bend Arch Province. Undiscovered conventional reservoir natural gas reserves are estimated to be 467 billion cubic feet of gas (BCFG), the majority of which is dissolved in conventional oil accumulations (source: United States Geological Survey Energy Resource Program).

The Company has 12,876 gross acres under lease across the prolific Fort Worth Basin-Bend Arch Province, the majority of which is held by production from the more shallow producing zones. The Company uses recent and emerging technologies, as well as proven industry practices, to develop and produce oil and natural gas from its properties. Additionally, the Company has a dedicated and well-trained team of employees and professional staff that continually seek out low-risk profitable drilling and acquisition opportunities throughout the Fort Worth Basin-Bend Arch Province.

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

West Texas

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

Effective December 31, 2020, the Company acquired additional working interest of 2.13% with net revenue interest of 1.59% in its Pope #4H well located in the Spearman, SE block of Ochiltree County, Texas. The acquisition brings the Company’s total working interest in the well to 34.5% with a net revenue interest of 25.875%.

East Texas

Effective December 1, 2020, the Company acquired additional working interest of 1.00% with net revenue interest of 0.83% in its Maude Albrecht #2 well located in the Centerville East block of Leon County, Texas.

The acquisition brings the Company’s total working interest in the well to 72.5% with a net revenue interest of 60.417%.

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

The net proved crude oil and natural gas reserves of the Company as of December 31, 2020 were 144,700 barrels of oil and condensate and 2.913 BCF of natural gas. Based on SEC guidelines, the reserves were classified as follows:

	Barrels of Oil	BCF Gas
Proved Developed Producing	144,700	2.913
Proved Developed Non-Producing	—	—
Proved Undeveloped	—	—
Total Proved Reserves	144,700	2.913

Only reserves that fell within the Proved classification were considered. Other categories such as Probable or Possible Reserves were not considered. No value was given to the potential future development of behind pipe reserves, untested fault blocks, or the potential for deeper reservoirs underlying the Company's properties. Shut-in, uneconomic wells, and insignificant non-operated interests were excluded.

On a BOE (barrel of oil equivalent) basis (6 MCF/BOE), the net reserves are:

	Barrels of Oil Equivalent (BOE)

Natural Gas Reserves	485,448	77%
Oil Reserves	144,700	23%
Total Reserves	630,148	100%

Proved Developed Producing	630,148	100%
Proved Developed Non-Producing	—	0%
Proved Undeveloped	—	0%
Total Proved Reserves	630,148	100%

The Company has operational control over the majority of these reserves and can therefore to a large extent control the timing of development and production.

	Barrels of Oil Equivalent (BOE)

Operated Wells	503,210	80%
Non-Operated Wells	126,938	20%
Total	630,148	100%

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

Narrative Description of Business

The Company is engaged in the exploration, development, acquisition and production of oil and natural gas, and the gathering and marketing of natural gas. The Company is also engaged in commercial real estate leasing through leasing office space to non-related third-party tenants in the Company’s corporate headquarters office building.

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

The Company is also engaged in the gathering and marketing of natural gas through its subsidiary PPC, which owns several miles of pipeline in Texas. Natural gas is gathered for a fee. Substantially all of the natural gas gathered by the Company is produced from wells that the Company operates and in which it owns a working interest.

The Company owns land and a two-story commercial office building in Dallas, Texas, which it uses as its principal headquarters office. The Company leases the remainder of the building to non-related third-party commercial tenants at prevailing market rates.

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

Dependence on Customers

The following is a summary of a partial list of purchasers / operators (listed by percent of total oil and natural gas sales) from oil and natural gas produced by the Company for the three-year period ended December 31, 2020.

Purchaser / Operator	2020	2019	2018
Sunoco Partners Marketing	20%	21%	18%
Enlink Gas Marketing, LTD.	12%	8%	10%
Targa Midstream Services, LLC	11%	8%	9%
Bedrock Production LLC	10%	8%	0%
Hunt Crude Oil Supply	6%	3%	0%
Barnett Gathering, LP	5%	5%	4%
Peveler Pipeline, LP	4%	3%	0%
Phillips 66	3%	3%	1%
Pruet Production Co.	3%	3%	3%
Eastex Crude Company	3%	5%	3%
ETC Texas Pipeline, LTD	2%	2%	4%
Midcoast Energy Partners LP	2%	2%	3%
FDL Operating LLC	2%	1%	1%
Oasis Transportation & Marketing Group	1%	0%	0%
ACE Gathering, Inc.	1%	4%	4%
Empire Pipeline Corp.	1%	1%	1%
Land and Natural Resource Develomeent	1%	1%	2%
OXY USA, Inc.	1%	1%	1%
Eagle Ridge Operating, Inc	1%	0%	0%
Valero Energy Corporation	1%	1%	1%
Edinger Engineering Inc.	1%	0%	0%
Webb Energy Resources, Inc.	1%	0%	1%
Lion Oil Trading & Transportation	1%	0%	0%
ETX Energy, LLC formerly New Gulf Resources	1%	6%	5%
Enterprise Crude Oil, LLC	1%	0%	1%
Sandridge Energy, Inc.	0%	1%	1%
XTO Energy, Inc.	0%	1%	1%
Enlink Crude Purchasing, LLC	0%	1%	0%
Shell Trading (US) Company	0%	3%	4%
Range Resources Corporation	0%	1%	1%
Enervest Operating, LLC	0%	0%	10%
Dorado Oil Company	0%	0%	0%
Devon OEI Operating, Inc.	0%	0%	2%
LPC Crude Oil Marketing LLC	0%	0%	2%
BP America Production Company	0%	0%	0%
DCP Midstream, LP	0%	1%	4%
Camino	0%	0%	0%

Oil and natural gas is sold to approximately 103 different purchasers under market sensitive, short-term contracts computed on a month to month basis.

Except as set forth above, there are no other customers of the Company that individually accounted for more than one percent (1%) of the Company's oil and natural gas revenues during the three years ended

December 31, 2020.

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

Exploration for oil and natural gas is normally conducted with the Company acquiring undeveloped oil and natural gas leases under prospects and carrying out exploratory drilling on the prospective leasehold with the Company retaining a majority interest in the prospect. Interests in the property are sometimes sold to key employees and associated companies at cost. Also, interests may be sold to third parties with the Company retaining an overriding royalty interest, carried working interest, or a reversionary interest.

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

Employees

As of December 31, 2020, the Company employed or contracted for the services of a total of approximately 42 people. Of this total, 12 are full-time employees, and the remainder are part-time employees or independent contractors. We believe that our relationships with our employees are good.

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

Compliance with Environmental Regulations

Our oil and natural gas operations are subject to numerous United States federal, state, and local laws and regulations relating to the protection of the environment, including those governing the discharge of materials into the water and air, the generation, management and disposal of hazardous substances and wastes, and clean-up of contaminated sites. We could incur material costs, including clean-up costs, fines, civil and criminal sanctions, and third-party claims for property damage and personal injury as a result of violations of, or liabilities under, environmental laws and regulations. Such laws and regulations not only expose us to liability for our own activities but may also expose us to liability for the conduct of others or for actions by us that were in compliance with all applicable laws at the time those actions were taken. In addition, we could incur substantial expenditures complying with environmental laws and regulations, including future environmental laws and regulations which may be more stringent.

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

"BOE" means barrels of oil equivalent, converting volumes of natural gas to oil equivalent volumes using a ratio of six Mcf of natural gas to one Bbl of oil.

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

"Infill Drilling" means drilling of an additional well or wells provided for by an existing spacing order to drain a reservoir more adequately.

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

"Proved Undeveloped Reserves" means reserves that are recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for completion. Reserves on undrilled acreage shall be limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units can be claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances should estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

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

"3-D Seismic" means an advanced technology method by which a three-dimensional image of the earth's subsurface is created through the interpretation of reflection seismic data collected over a surface grid. 3-D seismic surveys allow for a more detailed understanding of the subsurface than do conventional surveys and contribute significantly to field appraisal, development, and production.

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

Item 1A. Risk Factors

Risks Related Directly to Our Company.

One should carefully consider the following risk factors, in addition to the other information set forth in this Report, before investing in shares of our common stock. Each of these risk factors could adversely affect our business, operating results, and financial condition, as well as adversely affect the value of an investment in our common stock. Some information in this Report may contain "forward-looking" statements that discuss future expectations of our financial condition and results of operation. The risk factors noted in this section and other factors could cause our actual results to differ materially from those contained in any forward-looking statements.

We are exposed to global health, economic and market risks that are beyond our control, which could adversely affect our financial results and capital requirements.

The COVID-19 pandemic has drastically weakened the global demand for oil. The accompanying conditions of oversupply have led to a significant decrease in commodity prices and profit margins. Future business results, including cash flows and financing needs, will be affected by the extent and duration of these conditions and the effectiveness of responsive actions that the Company and others take, including actions to reduce capital and operating expenses, and actions taken by governments and others to address the COVID-19 pandemic including the ongoing development and distribution of COVID-19 vaccines, and the impact of the pandemic on national and global economies and markets.

During 2020 and continuing subsequent to the end of the year, attempts at containment of COVID-19 have resulted in decreased economic activity which has adversely affected the broader global economy. As the economy dramatically stalled, the demand for oil and natural gas substantially weakened. Many countries around the world, as well as the majority of the states in the United States, ordered their citizens to stay home in order to contain the spread of the virus. As part of the “shelter in place” and “stay at home” orders in effect during 2020, fewer businesses than normal were open, less people traveled to work, and more people were working from home which has reduced the demand for oil and natural gas. Airlines have dramatically cut back on flights as the number of passengers has dropped. Fewer cars on the road and planes in the sky equate to far less demand for oil. At this time, the full extent to which COVID-19 will negatively impact the global economy and our business is uncertain, but pandemics or other significant public health events will most likely have a material adverse effect on our business and results of operations.

Other uncertainties regarding the global economic and financial environment could lead to an extended national or global economic recession. A slowdown in economic activity caused by a recession would likely reduce national and worldwide demand for oil and natural gas and result in lower commodity prices for long periods of time. Costs of exploration, development and production have not yet adjusted to current economic conditions, or in proportion to the significant reduction in product prices. Prolonged, substantial decreases in oil and natural gas prices would likely have a material adverse effect on the Company’s business, financial condition, and results of operations, and could further limit the Company's access to liquidity and credit and could hinder its ability to satisfy its capital requirements.

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

Other factors that may affect the demand for oil and natural gas, and therefore impact our results, include technological improvements in energy efficiency; seasonal weather patterns; increased competitiveness of, or government policy support for, alternative energy sources; changes in technology that alter fuel choices, such as technological advances in energy storage that make wind and solar more competitive for power generation; changes in consumer preferences for our products, including consumer demand for alternative fueled or electric transportation or alternatives to plastic products; and broad-based changes in personal income levels.

Commodity prices and margins also vary depending on a number of factors affecting supply. For example, increased supply from the development of new oil and gas supply sources and technologies to enhance recovery from existing sources tend to reduce commodity prices to the extent such supply increases are not offset by commensurate growth in demand.

Other sections of this report may also include suggested factors that could adversely affect our business and financial performance. Moreover, we operate in an extremely competitive and rapidly changing environment. New risks may emerge from time to time and it is not possible for management to predict all such matters; nor can we assess the impact of all such matters on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our quarterly reports on Form 10-Q for future periods and current reports on Form 8-K as we file them with the SEC, and to other materials we may furnish to the public from time to time through Forms 8-K or otherwise.

We face significant competition, and many of our competitors have resources in excess of our available resources.

The oil and natural gas industry is highly competitive. We encounter competition from other oil and gas companies in all areas of our operations, including the acquisition of producing properties and sale of crude oil and natural gas. Our competitors include major integrated oil and gas companies and numerous independent oil and gas companies, individuals, and drilling and income programs. Many of our competitors are large, well-established companies with substantially larger operating staffs and greater capital resources than us. Such companies may be able to pay more for productive oil and gas properties and exploratory prospects and to define, evaluate, bid for, and purchase a greater number of properties and prospects than our financial or human resources permit. Our ability to acquire additional properties and to discover reserves in the future will depend upon our ability to evaluate and select suitable properties and to consummate transactions in this highly competitive environment.

Exploratory drilling is a speculative activity that may not result in commercially productive reserves and may require expenditures in excess of budgeted amounts.

Drilling activities are subject to many risks, including the risk that no commercially productive oil or natural gas reservoirs will be encountered. There can be no assurance that new wells drilled by us will be productive or that we will recover all or any portion of our investment. Drilling for oil and natural gas may involve unprofitable efforts, not only from dry wells, but also from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain. Our drilling operations may be curtailed, delayed, or canceled as a result of a variety of factors, many of which are beyond our control, including economic conditions, mechanical problems, pressure or irregularities in formations, title problems, weather conditions, compliance with governmental requirements, and shortages in or delays in the delivery of equipment and services. In today's environment, shortages make drilling rigs, labor, and services difficult to obtain and could cause delays or inability to proceed with our drilling and development plans. Such equipment shortages and delays sometimes involve drilling rigs where inclement weather prohibits the movement of land rigs causing a high demand for rigs by a large number of companies during a relatively short period of time. Our future drilling activities may not be successful. Lack of drilling success could have a material adverse effect on our financial condition and results of operations.

Our operations are also subject to all the hazards and risks normally incident to the development, exploitation, production, and transportation of, and the exploration for, oil and natural gas, including unusual or unexpected geologic formations, pressures, down hole fires, mechanical failures, blowouts, explosions, uncontrollable flows of oil, natural gas or well fluids and pollution and other environmental risks. These hazards could result in substantial losses to us due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. We participate in insurance coverage maintained by the operator of its wells, although there can be no assurances that such coverage will be sufficient to prevent a material adverse effect to us in such events.

The vast majority of our oil and natural gas reserves are classified as proved reserves. Recovery of the Company's future proved undeveloped reserves will require significant capital expenditures. Our management estimates that additional capital expenditures will be required to fully develop some of these reserves in the next twelve-month period. No assurance can be given that our estimates of capital expenditures will prove accurate, that our financing sources will be sufficient to fully fund our planned development activities or that development activities will be either successful or in accordance with our schedule. Additionally, any significant decrease in oil and natural gas prices or any significant increase in the cost of development could result in a significant reduction in the number of wells drilled and/or reworked. No assurance can be given that any wells will produce oil or natural gas in commercially profitable quantities.

We are subject to uncertainties in reserve estimates and future net cash flows.

This annual report contains estimates of our oil and natural gas reserves and the future net cash flows from those reserves. These estimates have been prepared by Company personnel for 2020, 2019 and 2018. There are numerous uncertainties inherent in estimating quantities of reserves of oil and natural gas and in projecting future rates of production and the timing of development expenditures, including many factors beyond our control. The reserve estimates in this annual report are based on various assumptions, including decline curve analysis, constant oil and natural gas prices, operating expenses, capital expenditures and the availability of funds, and therefore, are inherently imprecise indications of future net cash flows. Actual future production, cash flows, taxes, operating expenses, development expenditures and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this annual report. Additionally, our reserves may be subject to downward or upward revision based upon actual production performance, results of future development and exploration, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

The present value of future net reserves discounted at 10% (the "PV-10") of proved reserves referred to in this annual report should not be construed as the current market value of the estimated proved reserves of oil and gas attributable to our properties. In accordance with applicable requirements of the SEC, the estimated discounted future net cash flows from proved reserves are generally based on prices using a 12-month average price, calculated as the un-weighted arithmetic average of the first day-of-the month price for each month of each year, and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by: (i) the timing of both production and related expenses; (ii) changes in consumption levels; and (iii) governmental regulations or taxation. In addition, the calculation of the present value of the future net cash flows using a 10% discount as required by the SEC is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with our reserves or the oil and gas industry in general. Furthermore, our reserves may be subject to downward or upward revision based upon actual production, results of future development, supply and demand for oil and natural gas, prevailing oil and natural gas prices and other factors. See "Properties - Oil and Gas Reserves."

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

Unless we conduct successful development, exploitation and exploration activities or acquire properties containing proved reserves, our proved reserves will decline as those reserves are produced. Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Our future oil and natural gas reserves and production, and, therefore our cash flow and income, are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves. We may be unable to make such acquisitions because we are:

•	unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts with them.
•	unable to obtain financing for these acquisitions on economically acceptable terms; or
•	outbid by competitors.

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

Successful acquisitions require an assessment of several factors, including estimates of recoverable reserves, exploration potential, recovery applicability from water flood and Enhanced Oil Recovery techniques (“EOR”), future oil and natural gas prices, operating costs and potential environmental and other liabilities. Such assessments are inexact, and their accuracy is inherently uncertain. In connection with our assessments, we perform a review of the acquired properties which we believe is generally consistent with industry practices. However, such a review will not reveal all existing or potential problems. In addition, our review may not permit us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. We do not inspect every well or property. Even when we inspect a well or property, we do not always discover structural, subsurface, and environmental problems that may exist or arise. We are generally not entitled to contractual indemnification for pre-closing liabilities, including environmental liabilities. Normally, we acquire interests in properties on an “as is” basis with limited remedies for breaches of representations and warranties. As a result of these factors, we may not be able to acquire oil and natural gas properties that contain economically recoverable reserves or be able to complete such acquisitions on acceptable terms.

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

We do not operate some of the properties in which we have an interest, and we have limited ability to exercise influence over operations for these properties or their associated costs. As of December 31, 2020, approximately 20% of our crude oil and natural gas proved reserves were operated by other companies. Our dependence on other operators and other working interest owners for these projects and our limited ability to influence operations and associated costs could materially adversely affect the realization of our targeted return on capital in drilling or acquisition activities and our targeted production growth rate. The success and timing of drilling, development and exploitation activities on properties operated by others depend on a number of factors that are beyond our control, including the operator’s expertise and financial resources, approval of other participants for drilling wells and utilization of technology.

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

Our oil and gas business involves a variety of operating risks, including, but not limited to, unexpected formations or pressures, uncontrollable flows of oil, natural gas, brine or well fluids into the environment (including groundwater contamination), blowouts, fires, explosions, pollution, and other risks, any of which could result in personal injuries, loss of life, damage to properties and substantial losses. Although we carry insurance at levels that we believe are reasonable, we are not fully insured against all risks. We do not carry business interruption insurance. Losses and liabilities arising from uninsured or under-insured events could have a material adverse effect on our financial condition and operations.

From time to time, due primarily to contract terms, pipeline interruptions or weather conditions, the producing wells in which we own an interest have been subject to production curtailments. The curtailments range from production being partially restricted to wells being completely shut in. The duration of curtailments varies from a few days to several months. In most cases, we are provided only limited notice as to when production will be curtailed and the duration of such curtailments. We are not currently experiencing any material curtailment of our production.

We intend to increase to some extent our development and, to a lesser extent, exploration activities. Exploration drilling and, to a lesser extent, development drilling of oil and gas reserves involve a high degree of risk that no commercial production will be obtained and/or that production will be insufficient to recover drilling and completion costs. The cost of drilling, completing and operating wells is often uncertain. Our drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment. Furthermore, completion of a well does not assure a profit on the investment or a recovery of drilling, completion, and operating costs.

We depend on our key management personnel and technical experts and the loss of any of these individuals could adversely affect our business.

If we lose the services of our key management personnel, technical experts or are unable to attract additional qualified personnel, our business, financial condition, results of operations, development efforts and ability to grow could suffer. We have assembled a team of engineers and geologists who have considerable experience in applying advanced drilling and completion techniques to explore for and to develop crude oil and natural gas. We depend upon the knowledge, skill, and experience of these experts to assist us in improving the performance and reducing the risks associated with our participation in crude oil and natural gas exploration and development projects. In addition, the success of our business depends, to a significant extent, upon the abilities and continued efforts of our management, particularly Chris Mazzini, our Chief Executive Officer, President and Chairman of the Board. We do not have an employment agreement with or key-man life insurance on Mr. Mazzini or any of our other employees.

The inability to continue to hire, train and retain operational, technical, and managerial personnel could adversely affect our results of operations.

The average age of the employee base of the Company has been increasing for a number of years, with a number of employees becoming eligible to retire within the next two to ten years. If we were unable to hire appropriate personnel to fill future needs, the Company could encounter operating challenges and increased costs, primarily due to a loss of knowledge, errors due to inexperience or the lengthy time period typically required to adequately train replacement personnel. In addition, higher costs could result from the increased use of contractors to replace retiring employees, loss of productivity or increased safety compliance issues. The inability to hire, train and retain new operational, technical, and managerial personnel adequately and to transfer institutional knowledge and expertise could adversely affect our ability to manage and operate our business. If we were unable to hire, train and retain appropriately qualified personnel, our results of operations could be adversely affected.

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

Our executive officers, directors, and their affiliates as of December 31, 2020 hold approximately 87.35% of our outstanding shares of common stock. As a result, officers, directors and their affiliates and such shareholders have the ability to exert significant influence over our business affairs, including the ability to control the election of directors and results of voting on all matters requiring shareholder approval. This concentration of voting power may delay or prevent a potential change in control.

Certain of our affiliates have engaged in business transactions with the Company, which may result in conflicts of interest.

Certain officers, directors, and related parties, including entities controlled by Mr. Mazzini, the President and Chief Executive Officer, have engaged in business transactions with the Company which were not the result of arm's length negotiations between independent parties. Our management believes that the terms of these transactions were as favorable to us as those that could have been obtained from unaffiliated parties under similar circumstances. All future transactions between us and our affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of the disinterested members of our Board of Directors.

Our common stock is traded on the Over-the-Counter market and is currently quoted on the OTC Market (Other), symbol "SPND".

The liquidity of our common stock may be adversely affected, and purchasers of our common stock may have difficulty selling our common stock, if our common stock does not continue to trade in that or another suitable trading market.

There is presently only a limited public market for our common stock, and there is no assurance that a ready public market for our securities will develop. It is likely that any market that develops for our common stock will be highly volatile and that the trading volume in such market will be limited. The trading price of our common stock could be subject to wide fluctuations in response to quarter-to-quarter variations in our operating results, announcements of our drilling results and other events or factors. In addition, the United States stock market has from time-to-time experienced extreme price and volume fluctuations that have affected the market price for many companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our securities.

We do not intend to declare dividends in the foreseeable future.

Our Board of Directors presently intends to retain all our earnings for the expansion of our business. We therefore do not anticipate the distribution of cash dividends in the foreseeable future. Any future decision of our Board of Directors to pay cash dividends will depend, among other factors, upon our earnings, financial position and cash requirements.

We are subject to certain title risks.

Our company employees and contract land professionals have reviewed title records or other title review materials relating to substantially all our producing properties. The title investigation performed by us prior to acquiring undeveloped properties is thorough, but less rigorous than that conducted prior to drilling, consistent with industry standards. We believe we have satisfactory title to all our producing properties in accordance with standards generally accepted in the oil and gas industry. Our properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens, which we believe do not materially interfere with the use of or affect the value of such properties. At December 31, 2020, our leaseholds for some of our net acreage were being kept in force by virtue of production on that acreage in paying quantities. The remaining net acreage was held by lease rentals and similar provisions and requires production in paying quantities prior to expiration of various time periods to avoid lease termination.

We expect to make acquisitions of oil and gas properties from time to time subject to available resources. In making an acquisition, we generally focus most of our title and valuation efforts on the more significant properties. It is generally not feasible for us to review in-depth every property we purchase and all records with respect to such properties. However, even an in-depth review of properties and records may not necessarily reveal existing or potential problems, nor will it permit us to become familiar enough with the properties to assess fully their deficiencies and capabilities. Evaluation of future recoverable reserves of oil and gas, which is an integral part of the property selection process, is a process that depends upon evaluation of existing geological, engineering and production data, some, or all of which may prove to be unreliable or not indicative of future performance. To the extent the seller does not operate the properties, obtaining access to properties and records may be more difficult. Even when problems are identified, the seller may not be willing or financially able to give contractual protection against such problems, and we may decide to assume environmental and other liabilities in connection with acquired properties.

Our business is highly capital-intensive, requiring continuous development and acquisition of oil and gas reserves. In addition, capital is required to operate and expand our oil and natural gas field operations and purchase equipment. On December 31, 2020, we had working capital of $4,948,000. We anticipate that we will be able to meet our cash requirements for the next 12 months. However, if such plans or assumptions change or prove to be inaccurate, we could be required to seek additional financing sooner than currently anticipated.

We have funded our operations, acquisitions, and expansion costs primarily through our internally generated cash flow. Our success in obtaining the necessary capital resources to fund future costs associated with our operations and expansion plans is dependent upon our ability to: (i) increase revenues through acquisitions and recovery of our proved producing and proved developed non-producing oil and gas reserves; and (ii) maintain effective cost controls at the corporate administrative office and in field operations. However, even if we achieve some success with our plans, there can be no assurance that we will be able to generate sufficient revenues to achieve significant profitable operations or fund our expansion plans.

We have substantial capital requirements necessary for undeveloped properties for which we may not be able to obtain adequate financing.

Development of our properties will require additional capital resources. We have no commitments to obtain any additional debt or equity financing and there can be no assurance that additional financing will be available, when required, on favorable terms to us. The inability to obtain additional financing could have a material adverse effect on us, including requiring us to significantly curtail our oil and gas acquisition and development plans or farm-out development of our properties. Any additional financing may involve substantial dilution to the interests of our shareholders at that time.

Oil and natural gas prices fluctuate widely, and low prices could have a material adverse impact on our business and financial results.

Our revenues, profitability and the carrying value of our oil and gas properties are substantially dependent upon prevailing prices of, and demand for, oil and natural gas and the costs of acquiring, finding, developing, and producing reserves. Our ability to obtain borrowing capacity, to repay future indebtedness, and to obtain additional capital on favorable terms is also substantially dependent upon oil and natural gas prices. Historically, the markets for oil and natural gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and natural gas are subject to wide fluctuations in response to: (i) relatively minor changes in the supply of, and demand for, oil and natural gas; (ii) market uncertainty; and (iii) a variety of additional factors, all of which are beyond our control. These factors include domestic and foreign political conditions, the price and availability of domestic and imported oil and natural gas, the level of consumer and industrial demand, weather, domestic and foreign government relations, the price and availability of alternative fuels and overall economic conditions. Furthermore, the marketability of our production depends in part upon the availability, proximity, and capacity of gathering systems, pipelines and processing facilities. Volatility in oil and natural gas prices could affect our ability to market our production through such systems, pipelines or facilities. As of December 31, 2020, approximately 95% of our oil and natural gas production is currently sold to 25 purchasing firms on a month-to-month basis at prevailing spot market prices. Oil prices remained subject to unpredictable political and economic forces during 2020, 2019, and 2018, and experienced fluctuations similar to those seen in natural gas prices for the year. We believe that oil prices will continue to fluctuate in response to changes in the policies of the Organization of Petroleum Exporting Countries ("OPEC"), changes in demand from many Asian countries, current events in the Middle East and Eastern Europe, security threats to the United States, and other factors associated with the world political and economic environment. As a result of the many uncertainties associated with levels of production maintained by OPEC and other oil producing countries, the availabilities of worldwide energy supplies and competitive relationships and consumer perceptions of various energy sources, we are unable to predict what changes will occur in crude oil and natural gas prices.

Gathering and transporting natural gas involve risks that may result in accidents and additional operating costs.

Our natural gas pipeline business involves several hazards and operating risks that cannot be completely avoided, such as leaks, accidents and operational problems, which could cause loss of human life, as well as substantial financial losses resulting from property damage, damage to the environment and to our operations. We maintain liability and property insurance coverage in place for many of these hazards and risks. However, because some of our pipelines are near or are in populated areas, any loss of human life or adverse financial results resulting from such events could be large. If these events were not fully covered by our general liability and property insurance, which policies are subject to certain limits and deductibles, our operations or financial results could be adversely affected. Our pipelines are aging, and we will be responsible for eventually replacing these lines. The costs of maintaining and replacing our aging pipeline infrastructure may have a material adverse impact on our operating costs and financial results.

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

Risks that Involve the Oil and Gas Industry in General.

We are subject to various governmental regulations which may cause us to incur substantial costs.

Our operations are affected from time to time in varying degrees by political developments and federal, state, and local laws and regulations. In particular, oil and natural gas production-related operations are or have been subject to price controls, taxes and other laws and regulations relating to the oil and gas industry. Failure to comply with such laws and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases our cost of doing business and affects our profitability. Although we believe we are in substantial compliance with all applicable laws and regulations because such laws and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws and regulations.

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

Since the mid-1980s, the FERC has issued a series of orders, culminating in Order Nos. 636, 636-A and 636-B ("Order 636"), that have significantly altered the marketing and transportation of natural gas. Order 636 mandated a fundamental restructuring of interstate pipeline sales and transportation service, including the unbundling by interstate pipelines of the sale, transportation, storage, and other components of the city-gate sales services such pipelines previously performed. One of the FERC's purposes in issuing the orders was to increase competition within all phases of the natural gas industry. Order 636 and subsequent FERC orders issued in individual pipeline restructuring proceedings have been the subject of appeals, and the courts have largely upheld Order 636. Because further review of certain of these orders is still possible, and other appeals may be pending, it is difficult to exactly predict the ultimate impact of the orders on us and our natural gas marketing efforts. Generally, Order 636 has eliminated or substantially reduced the interstate pipelines' traditional role as wholesalers of natural gas and has substantially increased competition and volatility in natural gas markets.

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

We may not have enough insurance to cover all the risks we face, which could result in significant financial exposure.

We maintain insurance coverage against some, but not all, potential losses to protect against the risks we face. We may elect not to carry insurance if our management believes that the cost of insurance is excessive relative to the risks presented. If an event occurs that is not covered, or not fully covered, by insurance, it could harm our financial condition, results of operations and cash flows. In addition, we cannot fully insure against pollution and environmental risks.

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

Our business operations and information technology systems may be vulnerable to an attack by individuals or organizations intending to disrupt our business operations and information technology systems, even though the Company has implemented policies, procedures, and controls to prevent and detect these activities. We use our information technology systems to manage our oil and gas operations and other business processes. Disruption of those systems could adversely impact our ability to safely operate our wells, operate our pipelines or otherwise run our business. Accordingly, if such an attack or act of terrorism were to occur, our operations and financial results could be adversely affected. In addition, we use our information technology systems to protect confidential or sensitive employee and Company information developed and maintained in the normal course of our business. Any attack on such systems that would result in the unauthorized release of employee or other confidential or sensitive data could have a material adverse effect on our business reputation, increase our costs and expose us to additional material legal claims and liability. If such an attack or act of terrorism were to occur, our operations and financial results would be adversely affected since we may not maintain insurance coverage to cover these risks.

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

The operations and financial results of the Company could be adversely impacted because of climate changes or related additional legislation or regulation in the future.

To the extent climate changes occur, our businesses could be adversely impacted, although we believe it is likely that any such resulting impacts would occur very gradually over a long period of time and thus would be difficult to quantify with any degree of specificity. To the extent climate changes would result in warmer temperatures in our areas of operations, financial results could be adversely affected through lower gas volumes and revenues. In addition, there have been a number of federal and state legislative and regulatory initiatives proposed in recent years in an attempt to control or limit the effects of global warming and overall climate change, including greenhouse gas emissions, such as carbon dioxide. The adoption of this type of legislation by Congress or similar legislation by states or the adoption of related regulations by federal or state governments mandating a substantial reduction in greenhouse gas emissions in the future could have far-reaching and significant impacts on the energy industry. Such new legislation or regulations could result in increased compliance costs for us or additional operating restrictions on our business, affect the demand for natural gas, or impact the prices we charge to our customers. At this time, we cannot predict the potential impact of such laws or regulations that may be adopted on our future business, financial condition, or financial results.

We are subject to various environmental risks which may cause us to incur substantial costs.

Our operations and properties are subject to extensive and changing federal, state, and local laws and regulations relating to environmental protection, including the generation, storage, handling and transportation of oil and natural gas and the discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities; limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and impose substantial liabilities for pollution resulting from our operations. The permits required for our various operations are subject to revocation, modification, and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines, penalties, or injunctions. In the opinion of management, we are in substantial compliance with current applicable environmental laws and regulations, and we have no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on us. The impact of such changes, however, would not likely be any more burdensome to us than to any other similarly situated oil and gas company.

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

None

Item 2. Properties

OIL AND GAS PROPERTIES

The following table sets forth pertinent data with respect to the Company-owned oil and gas properties, all located within the continental United States, as estimated by the Company:

	Years Ended December 31,
	2020	2019	2018
Gas and Oil Properties, net (1)
Proved developed gas reserves-Mcf (2)
Proved developed producing	2,913,000	6,849,000	7,173,000
Proved developed non-producing	—	—	—
Proved undeveloped gas reserves-Mcf (3)	—	—	—
Total proved gas reserves-Mcf	2,913,000	6,849,000	7,173,000

Proved Developed Crude Oil and
Condensate reserves-Bbls (2)
Proved developed producing	145,000	262,000	309,000
Proved developed non-producing	—	—	—
Proved Undeveloped crude oil and	—	—	—
Condensate reserves-Bbls (3)	—	—	—
	145,000	262,000	309,000

(1) The estimate of the net proved oil and natural gas reserves, future net revenues, and the present value of future net revenues.

(2) "Proved Developed Oil and Natural gas Reserves" are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

(3) "Proved Undeveloped Reserves" are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. See Footnote 18 to the Financial Statements, Supplemental Reserve Information (Unaudited), for further explanation of the changes for 2018 through 2020.

(4) Reserve amounts are rounded to the nearest thousand.

Productive Wells

The following table sets forth our domestic productive wells, shut-in wells, and includes both operated and non-operated wells at December 31, 2020.

Gas Wells		Oil Wells		Total Wells
Gross	Net	Gross	Net	Gross	Net

274	88.26	162	63.76	436	152.02

Acreage

The following table sets forth our undeveloped and developed gross and net leasehold acreage for our operated and non-operated wells at December 31, 2020. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether such acreage contains proved reserves. Undeveloped acreage should not be confused with undrilled acreage held by Production under the terms of a lease. Undrilled acreage held by production under the terms of a lease is included in the Developed Acreage category total shown below.

Undeveloped Acreage		Developed Acreage		Total Acreage
Gross	Net	Gross	Net	Gross	Net

5,258	1,991	80,597	18,207	85,855	20,198

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

Wells Drilled and Completed

The Company's working interests in both operated and outside operated exploration and development wells completed during the years indicated were as follows:

	2020		2019		2018
	Gross	Net	Gross	Net	Gross	Net

Exploratory Wells (1):
Productive	1.000	0.030	1.000	0.014	—	—
Non-Productive	—	—	—	—	—	—
Total	1.000	0.030	1.000	0.014	—	—

Developed Wells (2):
Productive	—	—	—	—	—	—
Non-Productive	—	—	—	—	—	—
Total	—	—	—	—	—	—

Total Exploration & Development Wells:
Productive	1.000	0.030	1.000	0.014	—	—
Non-Productive	—	—	—	—	—	—
Total	1.000	0.030	1.000	0.014	—	—

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

The following tables set forth additional data with respect to production from Company-owned oil and gas operated and non-operated properties, all located within the continental United States:

	For the years ended December 31,
	2020	2019	2018	2017	2016

Oil and Gas Production, net:
Natural Gas (Mcf)	743,465	916,456	874,812	619,654	582,348
Crude Oil & Condensate (Bbl)	30,900	41,919	43,136	51,082	50,248

Average Sales Price per Unit Produced
Natural Gas (Mcf)	$1.84	$2.08	$2.86	$2.87	$2.08
Crude Oil & Condensate (Bbl)	$41.71	$55.76	$62.09	$47.70	$37.49

Average Production Cost per Equivalent Barrel (1) (2)	$12.92	$13.26	$13.18	$13.33	$13.04

(1) Includes severance taxes and ad valorem taxes.

(2) Natural gas production is converted to equivalent barrels at the rate of six MCFG per barrel, representing relative energy content of natural gas to oil.

The Company owns producing royalties and overriding royalties under properties located in Texas. The revenue from these properties is not significant.

The Company is not aware of any major discovery or other favorable or adverse event that is believed to have caused a significant change in the estimated proved reserves since December 31, 2020.

OFFICE SPACE

The Company owns a commercial office building. The property is a two-story multi-tenant, garden office building with a sub-grade parking garage. The building was built in 1983 and contains approximately 46,286 rentable square feet, sitting on a 1.4919- acre block of land situated in north Dallas, Texas in close proximity to hotels, restaurants and shopping areas (the Galleria Mall) with easy access to Interstate Highway 635 (LBJ Freeway) and Dallas Parkway (North Dallas Toll Road). The Company occupies approximately 10,273 rentable square feet of the building as its primary office headquarters and leases the remaining space in the building to non-related third-party commercial tenants at prevailing market rates.

The address of the Company's principal executive offices is One Spindletop Centre, 12850 Spurling Road, Suite 200, Dallas, Texas 75230. The telephone number is (972) 644-2581.

PIPELINES

The Company owns, through its subsidiary, PPC, several miles of natural gas pipelines in Texas. These pipelines are steel and polyethylene and range in size from two inches to four inches. These pipelines primarily gather natural gas from wells operated by the Company and in which the Company owns a working interest and may also gather for other parties.

The Company normally does not purchase and resell natural gas but gathers natural gas for a fee. The fees charged in some cases are subject to regulations by the State of Texas and the Federal Energy Regulatory Commission.

Oilfield Production Equipment

The Company owns various natural gas compressors, pumping units, dehydrators, and various other pieces of oilfield production equipment.

Substantially all the equipment is located on oil and gas properties operated by the Company and in which it owns a working interest. The rental fees are charged as lease operating fees to each property and each owner.

Item 3. Legal Proceedings

On July 23, 2020, a subsidiary of the Company received notice of a lawsuit filed in Louisiana against the Company’s subsidiary and numerous other oil and gas companies alleging a pollution claim for properties operated by the defendants in Louisiana, and the Company’s subsidiary filed an answer. The Plaintiffs filed a First Supplemental and Amending Petition for Damages on January 21, 2021.  The litigation is currently in the discovery phase. Management has regular litigation reviews, including updates from corporate and outside counsel, to assess the need for accounting recognition or disclosure of contingencies for litigation.. The Company will continue to defend its subsidiary vigorously in this matter.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for the Company's Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

The Company's common stock trades Over-The-Counter under the symbol "SPND".

Prior to 2004, no significant public trading market had been established for the Company's common stock. The Company does not believe that listings of bid and asking prices for its stock are indicative of the actual trades of its stock, since trades are made infrequently. The following table shows high and low trading prices for each quarter in 2020, 2019, and 2018 as aggregated by Yahoo!.com from various OTC sources.

	Price Per Share
	High	Low

2020
First Quarter	$2.86	$1.01
Second Quarter	$1.96	$1.05
Third Quarter	$2.22	$1.51
Fourth Quarter	$2.65	$1.52

2019
First Quarter	$3.97	$2.60
Second Quarter	$3.70	$2.12
Third Quarter	$3.00	$1.63
Fourth Quarter	$2.35	$1.35

2018
First Quarter	$3.86	$2.00
Second Quarter	$3.98	$2.11
Third Quarter	$3.95	$3.25
Fourth Quarter	$4.00	$2.09

During the First Quarter of 2020 subsequent to year end, the following high and low prices were recorded for the Company's common stock.

	Price Per Share
	High	Low
2021
First Quarter	$2.49	$1.61

There is no amount of common stock that is subject to outstanding warrants to purchase, or securities convertible into, common stock of the Company.

According to the transfer records of the Company on April 15, 2021, common stock of the Company was held by approximately 535 known holders of record.

The following chart compares the yearly percentage change in the cumulative total stockholder return on the Company's Common Stock during the five years ended December 31, 2020 with the cumulative total return of the Standard and Poor's 500 Stock Index and of the Dow Jones U.S. Exploration and Production Index (formerly Dow Jones Secondary Oil Stock Index). The comparison assumes $100 was invested on December 31, 2015 in the Company's Common Stock and in each of the foregoing indices and assumes reinvestment of dividends. The Company paid no dividends on its Common Stock during the five-year period. Figures shown are past results and are not predictive of results in future periods.

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

During the fiscal year ended December 31, 2020, the Company made the following one-time repurchase of its common stock:

Effective April 6, 2020, and June 20, 2020, the Company repurchased 45,036 shares and 9,248 shares of its common stock from a non-controlling, unaffiliated shareholder of the Company for a negotiated purchase price of $56,295 and $11,560 respectively, or $1.25 per share.

The repurchased shares are held as Treasury Stock.

Item 6. Selected Financial Data

The selected financial information presented should be read in conjunction with the consolidated financial statements and the related notes thereto.

	For the years ended December 31,
	2020	2019	2018	2017	2016

Total Revenue	$4,179,000	$5,587,000	$6,734,000	$5,604,000	$4,515,000
Net Income (Loss)	(894,000)	(646,000)	264,000	(3,000)	(1,329,000)
Earnings (Loss) per Share	($0.13)	($0.09)	$0.04	$0.00	($0.19)

	For the years ended December 31,
	2020	2019	2018	2017	2016

Total Assets	$22,670,000	$23,898,000	$24,398,000	$24,132,000	$23,365,000
Long-Term Debt	-	-	-	-	-

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

Other sections of this report may also include suggested factors that could adversely affect our business and financial performance. Moreover, we operate in an extremely competitive and rapidly changing environment. New risks may emerge from time to time and it is not possible for management to predict all such matters; nor can we assess the impact of all such matters on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our quarterly reports on Form 10-Q for future periods and current reports on Form 8-K as we file them with the SEC, and to other materials we may furnish to the public from time to time through Forms 8-K or otherwise.

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

If unamortized costs capitalized within a cost center, less related deferred income taxes, exceed the cost center ceiling (as defined), the excess is charged to expense and separately disclosed during the period in which the excess occurs. Amounts required to be written off will not be reinstated for any subsequent increase in the cost center ceiling. All the Company’s oil and gas properties are located within the United States and are accounted for in one cost center.

In order to test the cost center ceiling, the Company prepares a “Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Natural Gas Reserves (Unaudited)” as of the end of each calendar year (“the Reserve Report”). The Company prepared its annual Reserve Report as of December 31, 2020.

Reserve estimates are prepared in accordance with standard Security and Exchange Commission guidelines. The estimated net future net cash flows for 2020, 2019, and 2018, were computed using a 12-month average price, calculated as the un-weighted arithmetic average of the first day-of-the month price for each month of the year. Lease operating costs, compression, dehydration, transportation, ad valorem taxes, severance taxes, and federal income taxes were deducted. Costs and prices were held constant and were not escalated over the life of the properties. No deductions were made for interest. The annual discount of estimated future cash flows is defined, for use herein, as future cash flows discounted at 10% per year, over the expected period of realization.

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

During the year ended December 31, 2020, average quarterly crude oil prices per bbl for the Company were $45.26, $23.46, $36.48, and $44.94. During the year ended December 31, 2019, average quarterly crude oil prices per bbl for the Company were $48.27, $54.67, $54.84, and $51.42 respectively. During the year ended December 31, 2018, average quarterly crude oil prices per bbl for the Company were $51.95, $65.00, $57.61, and $52.48 respectively.

During the year ended December 31, 2020, average quarterly natural gas prices per mcf for the Company were $1.26, $1.06, $1.88, and $2.20. During the year ended December 31, 2019, average quarterly natural gas prices per mcf for the Company were $2.64, $2.10, $1.62, and $2.07 respectively. During the year ended December 31, 2018, average quarterly natural gas prices per mcf for the Company were $3.03, $2.55, $2.74, and $2.93 respectively.

The increases or decreases in the Company’s product prices have a direct effect on its cash flow, profits, projected development and drilling schedules, and the estimated net present value of its proved reserves. Prolonged, substantial decreases in oil and natural gas prices would likely have a material adverse effect on the Company’s business, financial condition, and results of operations, and could further limit the Company's access to liquidity and credit and could hinder its ability to satisfy its capital requirements.

We may incur impairments to our crude oil and natural gas properties in 2021 if prices do not increase. The possibility and amount of any future impairment is difficult to predict, and will depend, in part, upon future crude oil and natural gas prices to be utilized in the ceiling test, estimates of proved reserves and future capital expenditures and operating costs. We cannot assure you that we will not experience write-downs in the future. If commodity prices decline or if any of our proved reserves are revised downward, a write-down of the carrying value of our oil and gas properties may be required.

Liquidity and Capital Resources

The Company's operating capital needs, as well as its capital spending program, are generally funded from cash flow generated by operations. Because future cash flow is subject to a number of variables, such as the level of production and the sales price of oil and natural gas, the Company can provide no assurance that its operations will provide cash sufficient to maintain current levels of capital spending. Substantial decreases in crude oil and natural gas prices would likely have a material adverse effect on the Company’s business, financial condition, and results of operations, and could further limit the Company's access to liquidity and credit and could hinder its ability to satisfy its capital requirements. Accordingly, the Company may be required to seek additional financing from third parties to fund its exploration and development programs.

As noted in our Results of Operations discussion below, the Company has focused on lowering costs through headcount reduction by attrition and spending only on essential general and administrative expenditures. To raise additional revenue, the Company is pursuing the acquisition of new operated and non-operated reserves through acquisitions of producing properties and drilling ventures. The Company believes that it is well positioned to take advantage of the declining prices for existing wells with its cash reserves and ability to borrow to effect any acquisition.

Results of Operations

2020 Compared to 2019

Oil and natural gas revenues for the year ended December 31, 2020 were $2,924,000 compared to $4,631,000 for the year ended December 31, 2019, a decrease of $1,707,000 or 36.9%.

Oil revenue for 2020 was approximately $1,552,000 compared to $2,726,000 for 2019, a decrease of approximately $1,174,000 or 43.1%. Oil prices decreased to an average of $41.71 per barrel in 2020 from an average of $55.76 per barrel in 2019, a decrease of $14.05 per barrel or 25.2%. Oil sales decreased to 30,900 barrels from approximately 41,919 barrels in 2019, a decrease of 11,019 barrels or 26.29%.

Natural gas revenue for 2020 was approximately $1,372,000 compared to $1,905,000 for 2019, a decrease of approximately $533,000 or 28.0%. Natural gas sales decreased to approximately 743,000 mcf in 2020 from approximately 916,000 mcf in 2019, a decrease of approximately 173,000 mcf or 18.9%. Natural gas prices decreased to an average of $1.84 per mcf in 2020 a decrease of $0.24 or 11.54% from an average of $2.08 per mcf in 2019.

The decrease in oil revenue is due to a decrease in crude oil prices and a decrease in volumes sold during 2020 compared to 2019. The decrease in natural gas revenue during 2020 is due to the decrease in natural gas prices received. Natural gas volumes sold decreased during 2020 compared to 2019. A portion of the decrease was due to the Company’s decision to shut-in some of its wells during a period of time when natural gas prices fell to a level which would not cover the operating expenses.

Revenue from lease operations was approximately $233,000 for 2020, compared to approximately $315,000 in 2019, a decrease of approximately $82,000 or 26.0%. Revenue from lease operations results from field supervision charges on operated wells as well as administrative overhead billed to working interest owners.

Revenues from gas gathering, compression, and equipment rental for 2020 were approximately $89,000, a decrease of $36,000 or 28.8% from approximately $125,000 in 2019. The decrease was due primarily to a decrease in natural gas volume sold through PPC as wells were shut in due to low natural gas pricing. Equipment rental revenue also decreased as wells were shut in during 2020.

Real estate rental revenue for 2020 was approximately $272,000, an increase of $24,000 or 9.7% from approximately $248,000 in 2019. The increase was due to new office leases signed during the year.

Interest income for 2020 was approximately $216,000, an increase of $23,000 from approximately $193,000 in 2019 or 11.92%. The increase in interest income is due to the Company investing its funds in both long-term and short-term certificates of deposit and depository accounts paying higher rates of interest than those received in money market accounts.

Debt forgiveness income. On May 1, 2020, the Company received funding of a loan pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security Act, enacted March 27, 2020 in the amount of $403,573. In December 2020, the Company received notification that the Small Business Administration has authorized full forgiveness of the PPP loan. The amount of the loan which was fully forgiven is recorded as debt forgiveness income.

Other revenue for 2020 was $42,000, as compared to $75,000 in 2019, a decrease of $33,000 or 44.0%.

Lease operating expenses 2020 were $1,324,000 as compared to $1,754,000 in 2019, a net decrease of approximately $430,000, or 24.5%. There were both increases and decreases within different segment categories of lease operating expenses. Amounts billed by third-party operators as operating expenses on non-operated properties decreased by approximately $65,000. The remaining decrease of $365,000 represents net increases and decreases on various operated properties due to general price fluctuations and levels of operation activity. A number of both operated and non-operated wells were shut-in during 2020 due to low oil and gas prices.

Production taxes, gathering, and marketing expenses for 2020 were approximately $675,000 compared to $828,000 in 2019, a decrease of approximately $153,000, or 18.5%. This decrease was directly related to the decrease in oil and natural gas production and revenues.

Pipeline and rental expenses for 2020 were $9,000 compared to $32,000 for 2019, a decrease of $23,000, or 71.9%. The decrease is primarily due substantially to non-recurring repair and maintenance expenses in 2019 as compared to 2020.

Real estate expenses in 2020 were approximately $174,000 compared to $179,000 during the same period in 2019, a decrease of approximately $5,000 or 2.8%.

Depreciation and amortization expense for 2020 was $452,000 compared to $456,000 for 2019, a decrease of approximately $4,000 or 0.9%. Amortization of the full cost pool of oil and natural gas assets for 2020 was $393,000 compared to $394,000 for the year ended 2019, a decrease of approximately $1,000 or 0.3%. The Company re-evaluated its proved oil and gas reserves as of December 31, 2020 and decreased its estimated total proved reserves by approximately 352,000 BOE to 630,000 BOE at the end of 2020 compared to 982,000 BOE at the end of 2019, a decrease of approximately 35.9%. Sales of oil and natural gas products during 2020 decreased by approximately 40,000 BOE from approximately 195,000 BOE in 2019 to approximately 155,000 BOE in 2020, a decrease of 20.5%. (See Footnote 18 to the Financial Statements). This resulted in an increase in the depletion rate factor from 16.543% in 2019 on an unamortized full cost pool base of $2,381,000 to a depletion rate factor of 19.722% on an unamortized full cost pool base of $1,994,000 in 2020. The net decrease in the unamortized full cost pool base of $388,000 is due mainly to a depletion charge of $394,000 from 2019.

Asset Retirement Obligation (“ARO”) accretion expense for 2020 was $139,000 up from $120,000 in 2019, an increase of $19,000 or 15.8%. The ARO calculation is based on the Company’s annual reserve report and takes into consideration the changes between years of the Company’s estimated obligation to plug its interests in existing wells. This estimated future cost is discounted using a 10% discount factor based on the estimated life of each property. Changes are incorporated as applicable into the full cost pool and the carrying value of the liability. Accretion expense measures and incorporates changes due to the passage of time into the carrying amount of the liability.

General and administrative expenses for 2020 were approximately $2,640,000 as compared to approximately $2,967,000 for 2019, a decrease of approximately $327,000 or 11.0%. The decrease is from reduced salary, wages, other personnel costs, and reduced office, computer and other expenses.

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

The decrease in oil revenue is due to a decrease in crude oil prices and a decrease in volumes sold during 2019 compared to 2018. Oil production from operated properties increased slightly during 2019 but decreases in oil production on non- operated properties contributed to the overall production decrease. The decrease in natural gas revenue during 2019 is due to the decrease in natural gas pricing. Natural gas volumes sold increased during 2019 compared to 2018; however, the 27% decrease in pricing resulted in an overall decrease in natural gas revenue.

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

Depreciation and amortization expense for 2019 was $456,000 compared to $499,000 for 2018, a decrease of $43,000 or 8.6%. Amortization of the full cost pool of oil and natural gas assets for 2019 was $394,000 compared to $439,000 for the year ended 2018, a decrease of $45,000 or 10.3%. The Company re-evaluated its proved oil and gas reserves as of December 31, 2019 and decreased its estimated total proved reserves by approximately 421,000 BOE to 982,000 BOE at the end of 2019 compared to 1,403,000 BOE at the end of 2018, a decrease of approximately 30.0%. Sales of oil and natural gas products during 2019 increased by approximately 6,000 BOE from approximately 195,000 BOE in 2019 to approximately 189,000 BOE in 2018, an increase of 3.2%. (See Footnote 18 to the Financial Statements). This resulted in an increase in the depletion rate factor from 11.868% in 2018 on an unamortized full cost pool base of $3,700,000 to a depletion rate factor of 16.543% on an unamortized full cost pool base of $2,382,000 in 2019. The net decrease in the unamortized full cost pool base of $1,318,000 was due in part to accumulated depletion of $439,000 from 2018. In addition, $918,000 of proceeds from sales of properties was credited to the full cost pool in accordance with GAAP.

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

Management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

.

Item 9B. Other Information

Not Applicable

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The Directors and Executive Officers of the Company and certain information concerning them is set forth below:

Name	Age	Position

Chris G. Mazzini	63	Chairman of the Board, Director, and President

Michelle H. Mazzini	59	Director, Vice President, Secretary, and Treasurer

Ted R. Munselle	65	Director

All directors hold offices until the next annual meeting of the shareholders or until their successors are duly elected and qualified. Officers of the Company serve at the discretion of the Board of Directors.

Business Experience

Chris Mazzini, Chairman of the Board of Directors and President, graduated from the University of Texas at Arlington in 1979 with a Bachelor of Science degree in Geology. He started his career in the oil and gas industry in 1978 and began as a Petroleum Geologist with Spindletop in 1979, working the Fort Worth Basin of North Texas. He became Vice President of Geology at Spindletop in 1982 and served in that capacity until he left the Company in 1985 when he founded Giant Energy Corp. ("Giant"). Mr. Mazzini has served as President of Giant since then. He rejoined the Company in December, 1999 when he through Giant, purchased controlling interest. Mr. Mazzini has been Chairman of the Board of Directors and President of the Company since 1999 and is a Certified and Licensed Petroleum Geologist. Mr. Mazzini has worked numerous geological basins throughout the United States with an emphasis on the Fort Worth Basin. He is responsible for several new field discoveries in the Fort Worth Basin.

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

Dave Chivvis, Petroleum Engineer, joined the Company in May 2008. Mr. Chivvis earned his Bachelor of Science degree in Petroleum Engineering from Texas A&M University in 1993. After graduation, he worked for Cox Resources Corporation, an independent oil and gas company located in Dallas, Texas. Mr. Chivvis worked in various engineering areas from operations to acquisitions of oil and gas properties in Texas, Oklahoma, Louisiana, and Arkansas. He then moved to Los Angeles in 2001 to pursue other opportunities before moving back to Texas to join the Company.

Dick A. Mastin, Petroleum Landman, has been a full-time employee of the Company since February 2006. Mr. Mastin graduated cum laude from Stephen F. Austin State University in 1980 with a Bachelor of Science in Forestry and a minor in General Business. From September of 1980 until December of 1985, Mr. Mastin worked for Spindletop Oil & Gas Co. as a Petroleum Landman. He received his Master of Science in Management and Administrative Sciences from the University of Texas at Dallas in 1990. In January of 1987, he took a position with the Dallas office of the Federal Bureau of Investigation. After a year with the Bureau, he accepted a position with the Internal Revenue Service as a Revenue Agent. Fifteen of his eighteen years with the Service were spent in the Large and Mid-Sized Business unit auditing tax returns of the largest business entities.

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

Family Relationships

Michelle Mazzini, Vice President, Secretary, Treasurer, and General Counsel is the wife of Chris Mazzini, Chairman of the Board and President.

Involvement in Certain Legal Proceedings

None of the directors or executive officers of the Registrant, during the past five years, has been involved in any civil or criminal legal proceedings, bankruptcy filings or has been the subject of an order, judgment, or decree of any Federal or State authority involving Federal or State securities laws.

Board Meetings, Committees, and Corporate Governance

The Board of Directors met one time in 2020. The Board has established an audit committee. The Board is small and all members of the Board serve on the audit committee. The function of the audit committee is to assist the Board in fulfilling its oversight responsibilities by reviewing the financial information that will be provided to the shareholders and others, the systems of internal controls that management and the Board of Directors have established, and the audit process. During 2020, Mr. Munselle was Chairman of the Audit Committee. Mr. Munselle is qualified as an “audit committee financial expert” within the meaning of SEC Regulations.

With respect to nominations to the Board, compensation, financial planning, strategies, and business alternatives, the Company does not have separate committees as the Board is small and all members of the Board participate in making recommendations and decisions on these matters.

Item 11. Executive Compensation

Cash Compensation

Cash compensation including salaries and bonuses, of $404.447, $227,959, and, $227,389 was paid to Mr. Mazzini in 2020, 2019, and 2018 respectively. Cash compensation including salaries and bonuses of $332,898, $182,493, and $157,558 was paid to Ms. Mazzini in 2020, 2019, and 2018 respectively.

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

Compensation of Directors

Directors who are employees of the Company are not currently compensated for their services on the Board. Mr. Munselle was paid a director’s fee of $10,000 in 2020, $10,000 in 2019 and $10,000 in 2018 to compensate him for his position as the Board of Directors’ Financial Expert. Mr. Munselle also receives $2,500 for each Board of Directors’ meeting during the year other than the annual meeting.

Termination of Employment and Change of Control Arrangement

There are no plans or arrangements for payment to officers or directors upon resignation or a change in control of the Registrant.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners and Managers

The table below sets forth the information indicated regarding ownership of the Registrant's common stock, $.01 par value, the only outstanding voting securities, as of April 15, 2021 with respect to: (i) any person who is known to the Registrant to be the owner of more than five percent of the Registrant's common stock; (ii) the common stock of the Registrant beneficially owned by each of the directors of the Registrant, and (iii) by all officers and directors as a group. Each person has sole investment and voting power with respect to the shares indicated, except as otherwise set forth in the footnotes to the table.

Name and Address of Beneficial Owner	Number of Shares	Nature of Beneficial Ownership *	Percent Based on Outstanding Percent of Class **

Chris Mazzini and Michelle Mazzini	5,900,543	(1)	87.35%
12850 Spurling Rd., Suite 200
Dallas, Texas 75230

All officers and directors as a group	5,900,543		87.35%

* “Beneficial Ownership” means the sole or shared power to vote, or direct the voting of, a security or investment power with respect to a security, or any combination thereof.

** Percentages are based upon 6,755,318 shares of Common Stock outstanding at April 15, 2021.

(1) Chris Mazzini directly owns 39,654 shares (0.5870%). Giant Energy Corp. directly owns 5,860,889 shares (86.7596%). Chris Mazzini owns 100% of the common stock of Giant Energy Corp.

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

Certain Business Relationships

On October 1, 2008, Giant entered into an Administrative Services Agreement with the Company whereby Giant pays the Company $250 per month for the Company providing administrative services to Giant. On October 1, 2008, the Company entered into a similar agreement with Giant NRG, LP (“NRG”) a limited partnership with Chris Mazzini and Michelle Mazzini as limited partners. Under this agreement NRG pays a monthly fee of $1,500 to the Company in exchange for the Company providing certain administrative services to NRG. The Company has entered into a similar arrangement with Peveler Pipeline, LP ("Peveler"), whereby Peveler pays the Company a monthly charge of $250 in exchange for the Company providing administrative services to Peveler. Chris and Michelle Mazzini are the owners of Peveler Pipeline, LP, a limited partnership which owns a pipeline gathering system servicing wells owned by Giant, another related entity, described elsewhere in this report. The Company entered into a similar agreement with M-R Ventures, LLC (“MRV”) a limited liability company that operates some wells in Michigan, and that is owned by Chris and Michelle Mazzini. Pursuant to this agreement, MRV pays the Company a monthly fee in the amount of $500 for certain administrative services that the Company provides to MRV. The Company entered into a similar agreement with Reserve Royalty Company (“Reserve”) a sole proprietorship that holds some royalty interests owned by Chris and Michelle Mazzini. Pursuant to this agreement, Reserve pays the Company a monthly fee in the amount of $350 for certain administrative services that the Company provides to Reserve. See also note 5 to the Financial Statements.

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

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees for professional services rendered to Spindletop Oil & Gas Co. and Subsidiaries for the years 2020 and 2019 by accounting firm, Farmer, Fuqua, & Huff, P.C.

Type of Fees	2020	2019

Audit Fees	$50,500	$50,000
Audit Related Fees	—	—
Tax Fees	—	—
All other fees	—	—

Members of the Board of Directors (the "Board") fulfill the responsibilities of an audit committee and have established policies and Procedures for the approval and pre-approval of audit services and permitted non-audit services. The Board has the responsibility to engage and terminate Farmer, Fuqua, & Huff, P.C. an independent registered public accounting firm, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All the fees for 2020 and 2019 were pre-approved by the Board or were within the pre-approved guidelines for permitted non-audit services and fees established by the Board, and there were no instances of waiver of approved requirements or guidelines during the same periods.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a.	The following documents are filed as a part of this report:

	(1) FINANCIAL STATEMENTS: The following financial statements of the Registrant and Report of Independent Registered Public Accounting Firm therein are filed as part of this Report on Form 10-K:

		Page
	Report of Farmer, Fuqua & Huff, P.C Independent Registered Public Accounting Firm	47-48
	Consolidated Balance Sheets	49-50
	Consolidated Statements of Operations	51
	Consolidated Statements of Changes in Stockholders' Equity	52
	Consolidated Statements of Cash Flows	53
	Notes to Consolidated Financial Statements	54

	(2) FINANCIAL STATEMENT SCHEDULES:

	Schedule II - Valuation and Qualifying Accounts	74
	Schedule III - Real Estate and Accumulated Depreciation	74

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

* Filed herewith

(b) The Index of Exhibits is included following the Financial Statement Schedules beginning at page 76 of this Report.

(c) The Index to Consolidated Financial Statements and Supplemental Schedules is included following the signatures, beginning at page 47 of this Report

(d) Supplemental Reserve Information (unaudited) is included in Note 18 to the Consolidated Financial Statements.

Item 16. Form 10-K Summary

Optional and not included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to have been signed in its behalf by the undersigned, thereunto duly authorized.

SPINDLETOP OIL & GAS CO.

Date: April 15, 2021

By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures
Principal Executive Officers	Capacity	Date

/s/ Chris Mazzini
	President, Director	April 15, 2021
Chris Mazzini	(Chief Executive Officer

/s/ Michelle Mazzini
	Vice President, Secretary,	April 15, 2021
Michelle Mazzini	Treasurer, Director

/s/ Ted R. Munselle
	Director	April 15, 2021
Ted R. Munselle

/s/ Robert E. Corbin	Principal Financial Officer	April 15, 2021
and Accounting Manager
Robert E. Corbin

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
Index to Consolidated Financial Statements and Schedules

Page

Report of Independent Registered Public Accounting Firm	47-48

Consolidated Balance Sheets - December 31, 2020 and 2019	49-50

Consolidated Statements of Operations for the Years Ended
December 31, 2020, 2019 and 2018	51

Consolidated Statements of Changes in Shareholders' Equity
for the Years Ended December 31, 2020, 2019 and 2018	52

Consolidated Statements of Cash Flows
for the Years Ended December 31, 2020, 2019 and 2018	53

Notes to Consolidated Financial Statements	54

Schedules for the years ended December 31, 2020, 2019 and 2018
II - Valuation and Qualifying Accounts	74
III - Real Estate and Accumulated Depreciation	74

All other schedules have been omitted because they are not applicable, not required, or the information has been supplied in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Spindletop Oil & Gas Co.

Opinion of the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Spindletop Oil & Gas Co. (A Texas Corporation) and subsidiaries as of December 31, 2020 and 2019, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impact of estimated proved oil and natural gas reserves related to evaluated oil and natural gas properties on depletion expense and the ceiling test calculation

As discussed in Note 2 to the consolidated financial statements, the Company uses the full-cost method of accounting for oil and natural gas properties and amortizes capitalized costs of oil and natural gas properties using the unit-of-production method based on production and estimates of proved reserves quantities. The Company is required to perform a ceiling test calculation and the applicable ceiling is equal to the sum of (1) the present value, discounted at 10%, of future net revenues of proved oil and natural gas reserves, reduced by the estimated costs of developing these reserves, plus (2) unproved and unevaluated property costs not being amortized, plus (3) the lower of cost or estimated fair value of unproved and unevaluated properties included in the costs being amortized, if any, less (4) any income tax effects related to the properties involved. Any excess of the Company’s net capitalized costs above the cost center ceiling is charged to operations as a full-cost ceiling impairment. Estimates of economically recoverable oil and natural gas reserves depend upon a number of factors and assumptions, including quantities of oil and natural gas that are ultimately recovered, the timing of the recovery of oil and natural gas reserves, the operating costs incurred, the amount of future development expenditures, and the price received for the production. For the year ended December 31, 2020, the Company recorded depletion expense of evaluated oil and natural gas properties of 393,000 and no full-cost ceiling cost impairment was necessary. The Company recorded $26,928,000 and $1,687,000 of gross and net, respectively, evaluated oil and natural gas properties as of December 31, 2020. The Company’s internal reserve engineer prepares the report of the proved oil and natural gas reserves.

We identified the assessment of the impact of estimated proved oil and natural gas reserves related to evaluated oil and natural gas properties on both depletion expense and the ceiling test calculation as a critical audit matter. There is a high degree of subjectivity in evaluating the estimate of proved oil and natural gas reserves, as auditor judgment was required to evaluate the assumptions used by the Company related to determining the value and quantity of future oil and gas reserves.

The following are the primary procedures we performed to address this critical audit matter. We obtained an understanding of the internal controls over the Company’s depletion and ceiling test processes. We evaluated (1) the professional qualifications of the Company’s internal reserve engineer and (2) the knowledge, skill, and ability of the Company’s internal reserve engineer. We assessed the methodology used by the Company to estimate the reserves for consistency with industry and regulatory standards. We tested the current year pricing, production, and expenses used in the preparation of the reserve report. In addition, we performed a retrospective review of the prior year reserve report. We analyzed the depletion expense calculation for compliance with industry and regulatory standards and recalculated it. We also analyzed the ceiling test impairment calculation for compliance with industry and regulatory standards. In addition, we performed an independent calculation of the ceiling test impairment calculation and compared our results with the Company’s results.

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

/s/ Farmer, Fuqua, & Huff, P.C.

We are uncertain as to the year our predecessor firm began serving as the auditor of the Company’s consolidated financial statements; however, we are aware that we have been the Company’s auditor consecutively since at least 1995.

Richardson, Texas

April 15, 2021

SPINDLETOP OIL & GAS Co. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
ASSETS

Current Assets
Cash and cash equivalents	$7,480,000	$15,229,000
Restricted cash	295,000	795,000
Accounts receivable	2,613,000	3,190,000
Income tax receivable	274,000	83,000
Total Current Assets	10,662,000	19,297,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	26,928,000	26,938,000
Rental equipment	412,000	412,000
Gas gathering system	115,000	115,000
Other property and equipment	315,000	315,000
	27,770,000	27,780,000
Accumulated depreciation and amortization	(26,061,000)	(25,664,000)
Total Property and Equipment	1,709,000	2,116,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,624,000	1,580,000
Accumulated depreciation	(1,047,000)	(992,000)
Total Real Estate Property	1,265,000	1,276,000

Other Assets
Deferred Income Tax Asset	205,000	56,000
Other long-term investments	8,825,000	1,150,000
Other	4,000	3,000
Total Other Assets	9,034,000	1,209,000
Total Assets	$22,670,000	$23,898,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS Co. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$5,714,000	$6,005,000
Notes payable, Paycheck Protection Program	—	—
Total Current Liabilities	5,714,000	6,005,000

Noncurrent Liabilities
Asset retirement obligation	1,434,000	1,408,000
Total Noncurrent Liabilities	1,434,000	1,408,000

Total Liabilities	7,148,000	7,413,000

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 6,755,318 and 6,809,602 shares outstanding at December 31, 2020 and at December 31, 2019.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury stock, at cost	(1,874,000)	(1,806,000)
Retained earnings	16,376,000	17,271,000
Total Shareholders' Equity	15,522,000	16,485,000
Total Liabilities and Shareholders' Equity	$22,670,000	$23,898,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2020	2019	2018
Revenues
Oil and gas revenues	$2,924,000	$4,631,000	$5,848,000
Revenue from lease operations	233,000	315,000	258,000
Gas gathering, compression, equipment rental	89,000	125,000	136,000
Real estate rental income	272,000	248,000	232,000
Interest Income	216,000	193,000	181,000
Debt forgiveness income	403,000	—	—
Other	42,000	75,000	79,000
Total Revenues	4,179,000	5,587,000	6,734,000

Expenses
Lease operations	1,324,000	1,754,000	1,656,000
Production taxes, gathering and marketing	675,000	828,000	835,000
Pipeline and rental operations	9,000	32,000	49,000
Real estate operations	174,000	179,000	196,000
Depreciation and amortization	452,000	456,000	499,000
ARO accretion expense	139,000	120,000	189,000
General and administrative	2,640,000	2,967,000	2,943,000
Total Expenses	5,413,000	6,336,000	6,367,000
Income (Loss) Before Income Tax	(1,234,000)	(749,000)	367,000

Current income tax provision (benefit)	(191,000)	39,000	224,000
Deferred income tax provision (benefit)	(149,000)	(142,000)	(121,000)
Total income tax provision (benefit)	(340,000)	(103,000)	103,000
Net Income (Loss)	$(894,000)	$(646,000)	$264,000

Earnings (Loss) per Share of Common Stock
Basic and Diluted	$(0.13)	$(0.09)	$0.04

Weighted Average Shares Outstanding
Basic and Diluted	6,771,094	6,809,602	6,925,511

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
For the Years Ended December 31, 2020, 2018, and 2018

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings
Balance December 31, 2017	7,677,471	$77,000	$943,000	741,202	($1,536,000)	$17,653,000

Purchase of 126,667 shares of Common Stock as Treasury Stock	—	—	—	126,667	(270,000)	—

Net Income	—	—	—	—	—	264,000
Balance December 31, 2018	7,677,471	77,000	943,000	867,869	(1,806,000)	17,917,000

Net (Loss)	—	—	—	—	—	(646,000)
Balance December 31, 2019	7,677,471	77,000	943,000	867,869	(1,806,000)	17,271,000

Purchase of 54,284 shares of Common Stock as Treasury Stock	—	—	—	54,284	(68,000)	—

	—	—	—	—	—	(894,000)
Balance December 31, 2020	7,677,471	$77,000	$943,000	922,153	($1,874,000)	$16,376,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Cash Flows from Operating Activities
Net (Loss)	$(894,000)	$(646,000)	$264,000
Reconciliation of net (Loss) to net cash
provided by operating activities
Depreciation and amortization	452,000	456,000	499,000
Accretion of asset retirement obligation	139,000	120,000	189,000
Changes in accounts receivable	577,000	(325,000)	(16,000)
Changes in income tax receivable	(191,000)	152,000	24,000
Changes in accounts payable and accrued liabilities	(291,000)	148,000	249,000
Forgiveness of SBA Paycheck Protection Loan	(403,000)	—	—
Changes in deferred Income tax asset	(149,000)	(56,000)	—
Changes in deferred Income tax payable	—	(86,000)	(121,000)
Changes in other assets	(1,000)	6,000	—
Net cash (used) for operating activities	(761,000)	(231,000)	1,088,000

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development	(104,000)	(251,000)	(320,000)
Purchase of other property and equipment	—	(19,000)	—
Changes in Other long-term investments	(7,675,000)	1,208,000	308,000
Proceeds from sale of oil and gas properties	—	918,000	1,523,000
Capitalized tenant improvements and broker fees	(44,000)	—	—
Net cash provided (used) for investing activities	(7,823,000)	1,856,000	1,511,000

Cash Flows from Financing Activities
Purchase of treasury stock	(68,000)	—	(270,000)
Proceeds from SBA Paycheck Protection Loan program	403,000
Net cash used for financing activities	335,000	—	(270,000)
Increase (Decrease) in cash, cash equivalents, and restricted cash	(8,249,000)	1,625,000	2,329,000

Cash, cash equivalents, and restricted cash at beginning of period	16,024,000	14,399,000	12,070,000
Cash, cash equivalents, and restricted cash at end of period	$7,775,000	$16,024,000	$14,399,000

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

The Company owns land along with a commercial office building which contains approximately 46,286 of rentable square feet, of which the Company occupies approximately 12,759 rentable square feet as its corporate office headquarters. The Company leases the remaining space in the building to non-related third-party commercial tenants at prevailing market rates.

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

Real Estate Property

The Company owns land along with a two-story commercial office building which is situated thereon. The Company occupies a portion of the building as its primary corporate headquarters and leases the remaining space in the building to non-related third-party commercial tenants at prevailing market rates. The Company depreciates the commercial office building using the straight-line method of depreciation for financial statement and income tax purposes.

Investments in Real Estate

All investments in real estate holdings are stated at cost or adjusted carrying value. ASC Topic 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, requires that a property be considered impaired if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. If impairment exists, an impairment loss is recognized by a charge against earnings equal to the amount by which the carrying amount of the property exceeds fair market value less cost to sell the property. If impairment of a property is recognized, the carrying amount of the property is reduced by the amount of the impairment, and a new cost for the property is established. Depreciation is provided over the properties estimated remaining useful life. There was no charge to earnings during 2020, 2019, or 2018 due to impairment of real estate holdings.

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

The following table reflects the changes of the asset retirement obligations during the period ending December 31;

	2020	2019
Carrying amount of asset retirement obligation	$1,408,000	$1,324,000
Liabilities added	32,000	110,000
Liabilities divested or settled	(145,000)	(146,000)
Current period accretion expenses	139,000	120,000
Carrying amount as of December 31,	$1,434,000	$1,408,000

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

Income Taxes

In June, 2006, an interpretation of ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes” was issued. The interpretation creates a single model to address accounting for uncertainty in tax positions. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure and transition of certain tax positions. Federal and state tax authorities generally have the right to examine and audit the previous three years of tax returns filed.

The Company accounts for income taxes pursuant to ASC Topic 740-10 "Accounting for Income Taxes”, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using enacted tax rates in effect in the years in which the differences are expected to reverse. The temporary differences primarily relate to depreciation, depletion, and intangible drilling costs.

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

Share-Based Payments

Effective January 1, 2006, the Company adopted ASC Topic 718-10, “Share-Based Payment". ASC Topic 718-10 requires compensation costs related to share-based payments to be recognized in the income statement over the requisite service period. The amount of the compensation cost is to be measured based on the grant-date fair value of the instrument issued. ASC Topic 718-10 is effective for awards granted or modified after the date of adoption and for awards granted prior to that date that have not vested. ASC Topic 718-10 does not materially change the Company's existing accounting practices, or the amount of share-based compensation recognized in earnings.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02: Leases (Topic 842). The FASB issued this Update to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The accounting for Lessees relates primarily to finance leases and for operating leases. The Company does not currently have any finance or operating leases as a lessee. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. Under GAAP accounting, lessors should continue to recognize lease income for those leases on a generally straight-line basis over the lease term. The Company does lease space in its commercial office building to third-party tenants under rental lease agreements as the lessor and recognizes lease income from tenants on a straight-line basis. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years for public business entities. The Company does not anticipate that this new guidance will have a material impact on the Company’s consolidated financial position or results of operations for the periods presented.

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

Currently, there are no other new accounting pronouncements that were issued to be effective in 2020 or subsequent thereto that would have a material impact on the Company’s financial reporting.

Subsequent Events

The Company has evaluated subsequent events through the issuance date of April 15, 2021.

Subsequent to year-end, the Company applied for and was granted a loan in the amount of $402,573 pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which was enacted March 27, 2020.

On March 18, 2021, the loan (the “Loan”) was funded and matures twenty-four months from the date of the note and bears interest at the rate of 0.98% per annum, payable monthly commencing after the loan forgiveness determination has been made by the Small Business Administration. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties.

The PPP provides that loan principal and accrued interest may be forgiven after a twenty-four-week period if the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. Under the CARES Act, the amount of loan forgiveness may be reduced if the borrower terminates employees or reduces salaries during the period set forth in the CARES Act.

The Company believes it will use the loan proceeds from the loan for purposes consistent with the PPP. While the Company currently believes that its use of the loan proceeds should meet the conditions for forgiveness of at least a portion of the loan, we cannot assure you that the Company will be eligible for forgiveness of the loan, in whole or in part.

3. ACCOUNTS RECEIVABLE

	December 31,
	2020	2019

Trade	$99,000	$129,000
Accrued receivable	2,529,000	2,826,000
Qualified Intermediary	—	250,000
	2,628,000	3,205,000
Less: Allowance for losses	(15,000)	(15,000)
	$2,613,000	$3,190,000

Receivable from Qualified Intermediary is funds on deposit related to sale proceeds for which the Company is pursuing treatment under IRC Section 1031- Like Kind Exchange. These funds are released as the 180-day replacement period expires.

Accrued receivables are receivables from purchasers of oil and gas. These revenues are booked from check stub detail after receipt of the check for sales of oil and natural gas products. These payments are for sales of oil and natural gas produced in the reporting period, but for which payment has not yet been received until after the closing date of the reporting period. Therefore, these sales are accrued as receivables as of the balance sheet date. Revenues for oil and natural gas production that has been sold but for which payment has not yet been received is accrued in the period sold.

4. ACCOUNTS PAYABLE

	December 31,
	2020	2019

Trade payables	$2,427,000	$2,271,000
Production proceeds payable	2,914,000	3,341,000
Prepaid drilling costs	373,000	393,000
	$5,714,000	$6,005,000

5. NOTES PAYABLE

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

The PPP provides that loan principal and accrued interest may be forgiven after either an eight-week period or a twenty-four-week period as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. Under the CARES Act, the amount of loan forgiveness may be reduced if the borrower terminates employees or reduces salaries during the period set forth in the CARES Act.

Effective December 9, 2020, the Company received notice from its bank that the Small Business Administration has authorized full forgiveness of the Company’s Paycheck Protection Program loan in the amount of $402,573. The amount of the loan which was fully forgiven is recorded as debt forgiveness income on the Company’s Consolidated Statements of Operations for the year ended December 31, 2020.

6. RELATED PARTY TRANSACTIONS

On October 1, 2008, Giant entered into an Administrative Services Agreement with the Company whereby Giant pays the Company $250 per month for the Company providing administrative services to Giant. On October 1, 2008, the Company entered into a similar agreement with Giant NRG, LP (“NRG”) a limited partnership with Chris Mazzini and Michelle Mazzini as limited partners. Under this agreement NRG pays a monthly fee of $1,500 to the Company in exchange for the Company providing certain administrative services to NRG. The Company has entered into a similar arrangement with Peveler Pipeline, LP ("Peveler"), whereby Peveler pays the Company a monthly charge of $250 in exchange for the Company providing administrative services to Peveler. Chris and Michelle Mazzini are the owners of Peveler Pipeline, LP, a limited partnership which owns a pipeline gathering system servicing wells owned by Giant, another related entity, described elsewhere in this report. The Company entered into a similar agreement with M-R Ventures, LLC (“MRV”) a limited liability company that operates some wells in Michigan, and that is owned by Chris and Michelle Mazzini. Pursuant to this agreement, MRV pays the Company a monthly fee in the amount of $500 for certain administrative services that the Company provides to MRV. The Company entered into a similar agreement with Reserve Royalty Company (“Reserve”) a sole proprietorship that holds some royalty interests owned by Chris and Michelle Mazzini. Pursuant to this agreement, Reserve pays the Company a monthly fee in the amount of $350 for certain administrative services that the Company provides to Reserve.

7. COMMON STOCK

Effective January 1, 2006, the Company adopted ASC Topic 718-10, "Share-Based Payment". ASC Topic 718-10 requires compensation costs related to share-based payments to be recognized in the income statement over the requisite service period. The amount of the compensation cost is to be measured based on the grant date fair value of the instrument issued. ASC Topic 718-10 is effective for awards granted or modified after the date of adoption and for awards granted prior to that date that have not vested. ASC Topic 718-10 does not materially change the Company's existing accounting practices, or the amount of share-based compensation recognized in earnings.

During the three-year period ending December 31, 2020, the Company did not issue any compensation related to share-based payments.

The Company has not approved nor authorized any standing repurchase program for its common stock.

During the three-year period ending December 31, 2020, the Company made the following repurchase of its common stock:

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

Income tax differed from the amounts computed by applying an effective United States federal income tax rate of 21% to pretax income in 2020, 2019, and 2018.

Deferred income taxes reflect the effects of temporary differences between the tax bases of assets and liabilities and the reported amounts of those assets and liabilities for financial reporting purposes. Deferred income taxes also reflect the value of investment tax credits and an offsetting valuation allowance. The Company's total deferred tax assets and corresponding valuation allowance at December 31, 2020 and 2019 consisted of the following:

	2020	2019	2018
Computed expected tax expense (benefit)	$(259,000)	$(157,000)	$77,000

Miscellaneous timing differences
related to book and tax depletion differences
and the expensing of intangible drilling costs.	68,000	(9,000)	(233,000)
Gain on sale of oil and gas properties'	—	193,000	303,000
Correction of prior year estimate	—	12,000	77,000
Expected Federal income tax expense (benefit)	$(191,000)	$39,000	$224,000

Income tax expense (benefit) for the years ended December 31, 2020, 2019 and 2018

	2020	2019	2018
Federal income taxes (benefit)	$(191,000)	$39,000	$224,000
State income taxes	—	—	—
Current income tax provision (benefit)	$(191,000)	$39,000	$224,000

	December 31,
	2020	2019
Deferred tax assets
Depletion and amortization	105,000	152,000
Expired leasehold	153,000	145,000
Other, net	4,000	4,000
Depreciation	52,000	47,000
Total deferred tax assets	314,000	348,000

Deferred tax liabilities
Intangible drilling costs	(109,000)	(292,000)
Total deferred tax liability	(109,000)	(292,000)
Net deferred income tax asset (payable)	$205,000	$56,000

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

Net cash provided by operating activities includes cash payments for the following:

	2020	2019	2018

Income taxes	$—	$60,000	$200,000
Insurance proceeds		—	—
Accounts Payable		—	—

Excluded from the Consolidated Statements of Cash Flows were the effects of certain non-cash investing and financing activities, as follows:

	2020	2019	2018
Addition (Reduction) of oil & gas
properties by recognitions of
asset retirement obligation	$(113,000)	$(36,000)	$(45,000)
	$(113,000)	$(36,000)	$(45,000)

	2020	2019	2018
Proceeds from sales of oil and gas properties	$—	$1,168,000	$965,000
Less:
Capital acquisition under IRC Section 1031	—	—	(21,000)
Qualified Intermediary accounts receivable	—	(250,000)	579,000
	$—	$918,000	$1,523,000

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

As of December 31, 2020, the Company had approximately $3,263,000 in checking and money market accounts at one bank, $1,474,000 at a second bank, $1,786,000 and $378,000 invested at two other banks. The Company also had approximately $8,825,000 of long-term certificates of deposit invested at these banks. Cash amounts on deposit at these institutions exceeded current per account FDIC protection limits by approximately $2,325,000.

Most of the Company's business activity is located in Texas. Accounts receivable as of December 31, 2020 and 2019 are due from both individual and institutional owners of joint interests in oil and gas wells as well as purchasers of oil and natural gas. A portion of the Company's ability to collect these receivables is dependent upon revenues generated from sales of oil and natural gas produced by the related wells.

12. FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments at December 31, 2020 and 2019 follows:

	2020		2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash	$7,480,000	$7,480,000	$15,229,000	$15,229,000
Restricted cash	295,000	292,000	795,000	795,000
Long-term investments	8,825,000	8,825,000	1,150,000	1,150,000
Accounts receivable	2,613,000	2,613,000	3,190,000	3,190,000

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

At December 31, 2020 the Company has acquired bonds and letters of credit issued in favor of various state regulatory agencies as mandated by state law in order to comply with financial assurance regulations required to perform oil and gas operations within the various state jurisdictions.

The Company has seven $5,000 single-well bonds totaling $35,000 and one $10,000 single well bond with an insurance company, for wells the Company operates in Alabama.  The $5,000 bonds are written for a three-year period and have expiration dates of August 1, 2022.   The $10,000 bond is written for a one-year period and expired February 16, 2021.  Subsequent to year-end, this bond has been extended through February 16, 2022.

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

The Company also has three letters of credit secured with four certificates of deposit at a second bank totaling $425,000.  The letters of credit have expiration dates ranging from November 30, 2021 to August 15, 2024.

14. ADDITIONAL OPERATIONS AND BALANCE SHEET INFORMATION

Certain information about the Company's operations for the years ended December 31, 2020, 2019 and 2018 follows.

Dependence on Customers

The following is a summary of a partial list of purchasers / operators (listed by percent of total oil and natural gas sales) from oil and natural gas produced by the Company for the three-year period ended December 31, 2020:

Purchaser / Operator	2020	2019	2018
Sunoco Partners Marketing	20%	21%	18%
Enlink Gas Marketing, LTD.	12%	8%	10%
Targa Midstream Services, LLC	11%	8%	9%
Bedrock Production LLC	10%	8%	0%
Hunt Crude Oil Supply	6%	3%	0%
Barnett Gathering, LP	5%	5%	4%
Peveler Pipeline, LP	4%	3%	0%
Phillips 66	3%	3%	1%
Pruet Production Co.	3%	3%	3%
Eastex Crude Company	3%	5%	3%
ETC Texas Pipeline, LTD	2%	2%	4%
Midcoast Energy Partners LP	2%	2%	3%
FDL Operating LLC	2%	1%	1%
Oasis Transportation & Marketing Group	1%	0%	0%
ACE Gathering, Inc.	1%	4%	4%
Empire Pipeline Corp.	1%	1%	1%
Land and Natural Resource Develomeent	1%	1%	2%
OXY USA, Inc.	1%	1%	1%
Eagle Ridge Operating, Inc	1%	0%	0%
Valero Energy Corporation	1%	1%	1%
Edinger Engineering Inc.	1%	0%	0%
Webb Energy Resources, Inc.	1%	0%	1%
Lion Oil Trading & Transportation	1%	0%	0%
ETX Energy, LLC formerly New Gulf Resources	1%	6%	5%
Enterprise Crude Oil, LLC	1%	0%	1%
Sandridge Energy, Inc.	0%	1%	1%
XTO Energy, Inc.	0%	1%	1%
Enlink Crude Purchasing, LLC	0%	1%	0%
Shell Trading (US) Company	0%	3%	4%
Range Resources Corporation	0%	1%	1%
Enervest Operating, LLC	0%	0%	10%
Dorado Oil Company	0%	0%	0%
Devon OEI Operating, Inc.	0%	0%	2%
LPC Crude Oil Marketing LLC	0%	0%	2%
BP America Production Company	0%	0%	0%
DCP Midstream, LP	0%	1%	4%
Camino	0%	0%	0%

Oil and natural gas is sold to approximately 103 different purchasers under market sensitive, short-term contracts computed on a month to month basis.

Except as set forth above, there are no other customers of the Company that individually accounted for more than one percent (1%) of the Company's oil and gas revenues during the three years ended

December 31, 2020.

The Company currently has no hedged contracts.

Certain revenues, costs and expenses related to the Company's oil and gas operations are as follows:

	Year Ended December 31,
	2020	2019	2018
Capitalized costs relating to oil and gas
producing activities:
Unproved properties	$1,876,000	$1,876,000	$1,896,000
Proved properties	25,052,000	25,062,000	25,996,000
Total capitalized costs	26,928,000	26,938,000	27,892,000
Accumulated amortization	(25,241,000)	(24,848,000)	(24,454,000)
Total capitalized costs, net	$1,687,000	2,090,000	3,438,000

	Year Ended December 31,
	2020	2019	2018
Costs incurred in oil and gas property
acquisitions, exploration and development:
Acquisition of properties	$22,000	$214,000	$354,000
Development costs	97,000	72,000	191,000
Total costs incurred	$119,000	$286,000	$545,000

	Year Ended December 31,
	2020	2019	2018
Results of operations from producing activities:
Sales of oil and gas	$2,923,000	$4,631,000	$5,848,000

Production costs	2,000,000	2,582,000	2,491,000
Amortization of oil and gas properties	393,000	394,000	439,000
Total production costs	2,393,000	2,976,000	2,930,000
Total net revenue	$530,000	$1,655,000	$2,918,000

	Year Ended December 31,
	2020	2019	2018
Sales price per equivalent Mcf	$3.15	$3.97	$5.16
Production costs per equivalent Mcf	$2.15	$2.21	$2.20
Amortization per equivalent Mcf	$0.42	$0.34	$0.39

	Year Ended December 31,
	2020	2019	2018
Results of operations from gas gathering
and equipment rental activities:
Revenue	$89,000	$125,000	$136,000
Operating expenses	9,000	32,000	49,000
Depreciation	1,000	2,000	1,000
Total costs	10,000	34,000	50,000
Total net revenue	$79,000	$91,000	$86,000

15. BUSINESS SEGMENTS

The Company's three business segments are (1) oil and gas exploration, acquisition, production, and operations, (2) transportation and compression of natural gas, and (3) commercial real estate investment. Management has chosen to organize the Company into the three segments based on the products or services provided. The following is a summary of selected information for these segments for the three-year period ended December 31, 2020:

	Year Ended December 31,
	2020	2019	2018
Revenues: (1)
Oil and gas exploration, production	$3,157,000	$4,946,000	$6,106,000
and operations
Gas gathering, compression and	89,000	125,000	136,000
equipment rental
Real estate rental	272,000	248,000	232,000
	$3,518,000	$5,319,000	$6,474,000

	Year Ended December 31,
	2020	2019	2018
Depreciation, depletion, and
amortization expense:
Oil and gas exploration, production	$ 396,000	$ 408,000	$ 461,000
and operations
Impairment of oil and gas assets	-	-	-
Gas gathering, compression and	1,000	1,000	13,000
equipment rental
Real estate rental	55,000	47,000	48,000
	$ 452,000	$ 456,000	$ 522,000

	Year Ended December 31,
	2020	2019	2018
Income (loss) from operations:
Oil and gas exploration, production	$ 623,000	$ 1,836,000	$ 2,975,000
and operations
Gas gathering, compression and	79,000	92,000	86,000
equipment rental
Real estate rental	43,000	22,000	(11,000)
	745,000	1,950,000	3,050,000
Corporate and other (2)	(1,639,000)	(2,596,000)	(2,786,000)
Consolidated net income (loss)	$ (894,000)	$ (646,000)	$ 264,000

	Year Ended December 31,
	2020	2019	2018
Identifiable assets net of DDA:
Oil and gas exploration, production
and operations	$1,703,000	$2,108,000	$3,449,000
Gas gathering, compression and
equipment rental	6,000	8,000	10,000
Real estate rental	1,265,000	1,276,000	1,323,000
	2,974,000	3,392,000	4,782,000
Corporate and other (3)	19,696,000	20,506,000	19,616,000
Consolidated total assets	$22,670,000	$23,898,000	$24,398,000

Note (1): All reported revenues are from external customers.

Note (2): Corporate and other includes general and administrative expenses, other non-operating income and expense and income taxes.

Note (3): Corporate and other includes cash, accounts and notes receivable, inventory, other property and equipment and intangible assets.

16. SUPPLEMENTARY INCOME STATEMENT INFORMATION

The following items were charged directly to expense:

	Year Ended December 31,
	2020	2019	2018
Maintenance and repairs	$6,000	$29,000	$47,000
Production taxes	116,000	203,000	242,000
Taxes, other than payroll and income taxes	16,000	18,000	8,000

17. QUARTERLY DATA (UNAUDITED)

The table below reflects selected quarterly information for the years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$964,000	$548,000	$1,135,000	$1,532,000
Expense	(1,320,000)	(1,055,000)	(1,006,000)	(2,032,000)
Operating income (loss)	(356,000)	(507,000)	129,000	(500,000)
Current tax (provision) benefit	61,000	113,000	(43,000)	60,000
Deferred tax (provision) benefit	23,000	(28,000)	17,000	137,000
Net income (loss)	$(272,000)	$(422,000)	$103,000	$(303,000)
Earnings (loss) per share of
common stock
Basic and diluted	$(0.04)	$(0.06)	$0.02	$(0.05)

	Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$1,395,000	$1,487,000	$1,340,000	$1,365,000
Expense	(1,441,000)	(1,714,000)	(1,566,000)	(1,615,000)
Operating income (loss)	(46,000)	(227,000)	(226,000)	(250,000)
Current tax (provision) benefit	(4,000)	24,000	(58,000)	(1,000)
Deferred tax (provision) benefit	71,000	80,000	98,000	(107,000)
Net income (loss)	$21,000	$(123,000)	$(186,000)	$(358,000)
Earnings (loss) per share of
common stock
Basic and diluted	$—	$(0.02)	$(0.03)	$(0.04)

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$1,631,000	$2,063,000	$1,479,000	$1,561,000
Expense	(1,381,000)	(1,574,000)	(1,304,000)	(2,108,000)
Operating income (loss)	250,000	489,000	175,000	(547,000)
Current tax (provision) benefit	(66,000)	(17,000)	(98,000)	(43,000)
Deferred tax (provision) benefit	121,000	230,000	(172,000)	(58,000)
Net income (loss)	$305,000	$702,000	$(95,000)	$(648,000)
Earnings (loss) per share of
common stock
Basic and diluted	$0.04	$0.10	$(0.01)	$(0.09)

18. SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

The Company’s net proved oil and natural gas reserves as of December 31, 2020, 2019, and 2018, have been estimated by Company personnel.

All estimates are in accordance generally accepted petroleum engineering and evaluation principles and definitions and with guidelines established by the Securities and Exchange Commission. All of the Company’s reserves are located in the United States of America and accounted for under one cost center.

Our policies and practices regarding internal control over the estimating of reserves are structured to objectively and accurately estimate our oil and natural gas reserve quantities, and present values in compliance with the U.S. Securities and Exchange Commission (“SEC”) regulations and accounting principles generally accepted in the United States of America. We maintain an internal staff of petroleum engineers and geosciences professionals who work closely with the accounting and financial departments to ensure the integrity, accuracy and timeliness of data used in the estimation process. The data used in our reserve estimation process is based on historical results for production, oil and natural gas prices received, lease operating expenses and development costs incurred, ownership interest and other required data. Historical oil and natural gas prices, lease operating expenses, and ownership interests are provided by and verified by the Company’s accounting department.

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

The following reserve estimates were based on existing economic and operating conditions. Oil and natural gas prices for 2020, 2019, and 2018 were calculated using a 12-month average price, calculated as the un-weighted arithmetic average of the first-day-of-the month price for each month of each year. Operating costs, production and ad valorem taxes and future development costs were based on current costs with no escalation.

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

Changes in Estimated Quantities of Proved Oil and Gas Reserves (Unaudited):

Quantities of Proved Reserves:	Crude Oil Bbls	Natural Gas Mcf
Balance December 31, 2017	308,940	7,173,430
Sales of reserves in place	—	—
Acquired properties	1,100	3,020
Extensions and discoveries	230	325,070
Revisions of previous estimates *	(5,634)	222,642
Production	(43,136)	(874,812)
Balance December 31, 2018	261,500	6,849,350
Sales of reserves in place	(60)	(27,530)
Acquired properties	780	6,970
Extensions and discoveries	—	121,400
Revisions of previous estimates *	8,446	(1,514,053)
Production	(41,919)	(916,456)
Balance December 31, 2019	228,747	4,519,681
Sales of reserves in place	—	—
Acquired properties	2,861	17,341
Extensions and discoveries	—	—
Revisions of previous estimates *	(56,008)	(880,867)
Production	(30,900)	(743,465)
Balance December 31, 2020	144,700	2,912,690

* May also include divestitures, not only changes in engineering.

Proved Developed Reserves:
Balance December 31, 2018	261,500	6,849,350
Balance December 31, 2019	228,747	4,519,681
Balance December 31, 2020	144,700	2,912,690

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

Reserve estimates were prepared in accordance with standard Security and Exchange Commission guidelines. The future net cash flow for 2020, 2019, and 2018, was computed using a 12-month average price, calculated as the un-weighted arithmetic average of the first-day-of-the month price for each month of the year. Lease operating costs, compression, dehydration, transportation, ad valorem taxes, severance taxes, and federal income taxes were deducted. Costs and prices were held constant and were not escalated over the life of the properties. No deduction has been made for interest. The annual discount of estimated future cash flows is defined, for use herein, as future cash flows discounted at 10% per year, over the expected period of realization.

Proved Developed Reserves were calculated based on Decline Curve Analysis on 29 operated wells and 41 non-operated wells. Materially insignificant operated and non-operated wells were excluded from the reserve estimate.

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

	Year Ended December 31,
	2020	2019	2018
Future production revenue	$10,020,000	$22,235,000	$35,572,000
Future development costs	—	—	—
Future production costs	(6,284,000)	(9,167,000)	(17,830,000)
Future net cash flow before Federal income taxes	3,736,000	13,068,000	17,742,000
Future income taxes	(560,000)	(1,960,000)	(2,661,000)
Future net cash flows	3,176,000	11,108,000	15,081,000
Effect of 10% annual discounting	(609,000)	(5,010,000)	(4,030,000)
Standardized measure of discounted cash flows	$2,567,000	$6,098,000	$11,051,000

Changes in the standardized measure of discounted future net cash flows:

	Year Ended December 31,
	2020	2019	2018
Beginning of the year	$6,098,000	$11,051,000	$9,794,000
Sales of oil and gas, net of production costs	(879,000)	(1,950,000)	(3,194,000)
Net changes in prices and production costs	(963,000)	(3,558,000)	2,171,000
Extensions, discoveries, additions less related costs	—	17,000	475,000
Development costs incurred	92,000	68,000	181,000
Revisions of previous quantity estimates	(963,200)	203,000	284,000
Net change in purchase and sales of minerals in place	28,664	20,000	33,000
Accretion of discount	610,000	1,105,000	979,000
Net change in income taxes	777,000	(276,000)	(103,000)
Other	(2,233,464)	(582,000)	431,000
End of year	$2,567,000	$6,098,000	$11,051,000

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2020, 2019, AND 2018

SCHEDULE I I

	Balance	Costs & Expenses	Deductions	Ending Balance
Allowance for doubtful accounts

December 31, 2020	$15,000	$—	$—	$15,000

December 31, 2019	$15,000	$—	$—	$15,000

December 31, 2018	$15,000	$—	$—	$15,000

SCHEDULE III

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION

Initial Cost to Corporation					Total Cost
Description		Encumbrances	Land	Buildings	Subsequent to Acquist'n

Two story multi-tenant garden office building with sub-grade parking garage located in Dallas, Texas		(b)	$ 688,000	$ 1,624,000	$ 326,000

Gross amounts at which carried at close of year

Land	Buildings	Total	Accumulated Depreciation	Life on which Depreciation Calculated	Date Acquired

$ 688,000	$1,624,000	$ 2,312,000	$ 1,047,000	(a)	12/27/2004

Notes to Schedule III

(a) See Footnote 2 to the Financial Statements outlining depreciation methods and lives.

(b) None

(c) The reconciliation for investments in real estate and accumulated depreciation for the years ended December 31, 2020 are as follows:
	Investments in Real Estate	Accumulated Depreciation
Balance, December 31, 2005	$1,986,000	$49,000
Acquisitions	210,000
Depreciation expense		71,000
Balance, December 31, 2006	2,196,000	120,000
Acquisitions	34,000
Depreciation expense		84,000
Balance, December 31, 2007	2,230,000	204,000
Acquisitions	38,000
Depreciation expense		96,000
Balance, December 31, 2008	2,268,000	300,000
Acquisitions
Depreciation expense		100,000
Balance, December 31, 2009	2,268,000	400,000
Acquisitions
Depreciation expense		101,000
Balance, December 31, 2010	2,268,000	501,000
Acquisitions
Depreciation expense		100,000
Balance, December 31, 2011	2,268,000	601,000
Acquisitions
Depreciation expense		51,000
Balance, December 31, 2012	2,268,000	652,000
Acquisitions
Depreciation expense		52,000
Balance, December 31, 2013	2,268,000	704,000
Acquisitions
Depreciation expense		52,000
Balance, December 31, 2014	2,268,000	756,000
Acquisitions
Depreciation expense		47,000
Balance, December 31, 2015	2,268,000	803,000
Acquisitions
Depreciation expense		47,000
Balance, December 31, 2016	2,268,000	850,000
Acquisitions
Depreciation expense		47,000
Balance, December 31, 2017	2,268,000	897,000
Acquisitions
Depreciation expense		48,000
Balance, December 31, 2018	2,268,000	945,000
Acquisitions
Depreciation expense		47,000
Balance, December 31, 2019	2,268,000	992,000
Acquisitions	44,000
Depreciation expense		55,000
Balance, December 31, 2020	2,312,000	1,047,000