Form 10-Q
period 2021-03-31
SPINDLETOP OIL & GAS CO
filed 2021-05-24
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value	6,755,318
(Class)	(Outstanding at May 24, 2021)

DOCUMENTS INCORPORATED BY REFERENCE

None

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

FORM 10-Q
For the quarter ended March 31, 2021

Index to Consolidated Financial Statements and Schedules

Part I – Financial Information:	Page

Item 1. – Financial Statements

Consolidated Balance Sheets
March 31, 2021 (Unaudited) and December 31, 2020	4 - 5

Consolidated Statements of Operations (Unaudited)
Three Months Ended March 31, 2021 and 2020	6

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)	7
Three Months Ended March 31, 2021 and
Three Months Ended March 31, 2020

Consolidated Statements of Cash Flow (Unaudited)
Three Months Ended March 31, 2021 and Three Months Ended March 31, 2020	8

Notes to Consolidated Financial Statements	9

Item 2. – Management’s Discussion and Analysis of Financial
Condition and Results of Operations	10

Item 4. – Controls and Procedures	13

Part II – Other Information:

Item 5. – Other Information	14

Item 6. – Exhibits	15

Part I - Financial Information

Item 1. - Financial Statements

SPINDLETOP OIL & GAS Co. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$8,168,000	$7,480,000
Restricted cash	295,000	295,000
Accounts receivable	2,795,000	2,613,000
Income tax receivable	257,000	274,000
Total Current Assets	11,515,000	10,662,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	26,917,000	26,928,000
Rental equipment	412,000	412,000
Gas gathering system	115,000	115,000
Other property and equipment	315,000	315,000
	27,759,000	27,770,000
Accumulated depreciation and amortization	(26,164,000)	(26,061,000)
Total Property and Equipment	1,595,000	1,709,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,624,000	1,624,000
Accumulated depreciation	(1,064,000)	(1,047,000)
Total Real Estate Property	1,248,000	1,265,000

Other Assets
Deferred Income Tax Asset	198,000	205,000
Other long-term investments	8,866,000	8,825,000
Other	4,000	4,000
Total Other Assets	9,068,000	9,034,000
Total Assets	$23,426,000	$22,670,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS Co. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$5,963,000	$5,714,000
Notes payable, Paycheck Protection Program	403,000	—
Total Current Liabilities	6,366,000	5,714,000

Noncurrent Liabilities
Asset retirement obligation	1,441,000	1,434,000
Total Noncurrent Liabilities	1,441,000	1,434,000

Total Liabilities	7,807,000	7,148,000

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 6,755,318 and 6,755,318 shares outstanding at March 31, 2021 and at December 31, 2020.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury stock, at cost	(1,874,000)	(1,874,000)
Retained earnings	16,473,000	16,376,000
Total Shareholders' Equity	15,619,000	15,522,000
Total Liabilities and Shareholders' Equity	$23,426,000	$22,670,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended ,
	March 31 ,	March 31 ,
	2021	2020
Revenues
Oil and gas revenues	$894,000	$744,000
Revenue from lease operations	57,000	75,000
Gas gathering, compression, equipment rental	34,000	27,000
Real estate rental income	59,000	64,000
Interest Income	46,000	44,000
Other	9,000	10,000
Total Revenues	1,099,000	964,000

Expenses
Lease operations	123,000	292,000
Production taxes, gathering and marketing	129,000	134,000
Pipeline and rental operations	3,000	3,000
Real estate operations	32,000	38,000
Depreciation and amortization	119,000	101,000
ARO accretion expense	35,000	30,000
General and administrative	537,000	722,000
Total Expenses	978,000	1,320,000
Income (Loss) Before Income Tax	121,000	(356,000)

Current income tax provision (benefit)	17,000	(61,000)
Deferred income tax provision (benefit)	7,000	(23,000)
Total income tax provision (benefit)	24,000	(84,000)
Net Income (Loss)	$97,000	$(272,000)

Earnings (Loss) per Share of Common Stock
Basic and Diluted	$0.01	$(0.04)

Weighted Average Shares Outstanding
Basic and Diluted	6,755,318	6,809,602

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Three Months Ended March 31, 2021, and 2020
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings

Balance December 31, 2020	7,677,471	$77,000	$943,000	922,153	($1,874,000)	$16,376,000

Net Income	—	—	—	—	—	97,000
Balance March 31, 2021	7,677,471	$77,000	$943,000	922,153	($1,874,000)	$16,473,000

Balance December 31, 2019	7,677,471	$77,000	$943,000	867,869	($1,806,000)	$17,271,000

Net Loss	—	—	—	—	—	(272,000)
Balance March 31, 2020	7,677,471	$77,000	$943,000	867,869	($1,806,000)	$16,999,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2021	2020
Cash Flows from Operating Activities
Net Income (Loss)	$97,000	$(272,000)
Reconciliation of net Income (Loss) to net cash
provided by operating activities
Depreciation and amortization	119,000	101,000
Accretion of asset retirement obligation	35,000	30,000
Changes in accounts receivable	(182,000)	356,000
Changes in income tax receivable	17,000	(61,000)
Changes in accounts payable and accrued liabilities	249,000	(127,000)
Changes in deferred Income tax asset	7,000	(23,000)
Net cash provided for operating activities	342,000	4,000

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development	(11,000)	(101,000)
Purchase of other property and equipment	—	(8,000,000)
Changes in Other long-term investments	(41,000)	250,000
Capitalized tenant improvements and broker fees	(5,000)	(45,000)
Net cash (used) for investing activities	(57,000)	(7,896,000)

Cash Flows from Financing Activities
Changes in notes payable	403,000	—
Net cash used for financing activities	403,000	—
Increase (Decrease) in cash, cash equivalents, and restricted cash	688,000	(7,892,000)

Cash, cash equivalents, and restricted cash at beginning of period	7,775,000	16,024,000
Cash, cash equivalents, and restricted cash at end of period	$8,463,000	$8,132,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND ORGANIZATION

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended December 31, 2020, for further information.

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

2. NOTES PAYABLE

During the first quarter of 2021, the Company applied for and was granted a loan in the amount of $402,573 pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which was enacted March 27, 2020.

On March 18, 2021, the loan (the “Loan”) was funded and matures twenty-four months from the date of the loan and bears interest at the rate of 0.98% per annum, payable monthly commencing after the loan forgiveness determination has been made by the Small Business Administration. The Loan may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties.

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

4. CONTINGENCIES

On July 23, 2020, a subsidiary of the Company received notice of a lawsuit filed in Louisiana against the Company’s subsidiary and numerous other oil and gas companies alleging a pollution claim for properties operated by the defendants in Louisiana, and the Company’s subsidiary filed an answer. The Plaintiffs filed a First Supplemental and Amending Petition for Damages on January 21, 2021. The litigation is currently in the discovery phase. Management has regular litigation reviews, including updates from corporate and outside counsel, to assess the need for accounting recognition or disclosure of contingencies for litigation. The Company will continue to defend its subsidiary vigorously in this matter.

Subsequent Events

The Company has evaluated subsequent events through May 24, 2021, the date on which the financial statements were available to be issued.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the factors listed and described at Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been changes to the risk factors previously described in the Company’s Form 10-K. for the fiscal year ended December 31, 2020 (the “Form 10-K”), including significant global economic and pandemic factors occurring during the first quarter of 2021 and continuing into the second quarter of 2021 which are described in the following two paragraphs.

The COVID-19 pandemic and the measures being taken to address and limit the spread of the virus adversely affected the economies and financial markets of the world, resulting in an economic downturn beginning in early 2020 that negatively impacted global demand and prices for crude oil and condensate, natural gas liquids (NGLs) and natural gas. The effects of COVID-19 mitigation efforts, including the wide availability of vaccines, combined with the waning intensity of the pandemic, have resulted in increased demand and prices for crude oil and condensate. In the first quarter of 2021, demand and prices for crude oil and condensate returned to near pre-pandemic levels.

In early 2021, the members of the Organization of Petroleum Exporting Countries and Russia (OPEC+) met and agreed to taper off certain of their production curtailments (agreed to in April 2020) through March 2021. Subsequent to the meeting, Saudi Arabia announced that it would unilaterally cut its production by an additional one million barrels per day in February 2021 and March 2021. In April 2021, OPEC+ indicated it would continue to ease production curtailments starting in May 2021 as it expected the intensity of the COVID-19 pandemic would subside and containment measures would be scaled back, leading to expected increases in demand for crude oil production in the second half of 2021.

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

Other sections of this report may also include suggested factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks may emerge from time to time, and it is not possible for management to predict all such matters; nor can we assess the impact of all such matters on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our quarterly reports on Form 10-Q for future periods and current reports on Form 8-K as we file them with the SEC, and to other materials we may furnish to the public from time to time through Forms 8-K or otherwise.

Results of Operations

Three months ended March 31, 2021 compared to the three months ended March 31, 2020

Oil and gas revenues for the first quarter of 2021 were $894,000, as compared to $744,000 for the same period in 2020, an increase of approximately $150,000 or 20.2%.

Oil sales for the first three months of 2021 were approximately $422,000 compared to approximately $490,000 in the first quarter of 2020, a decrease of approximately $68,000 or 13.9%. Of this net decrease in oil sales, volumes for the first quarter of 2021 were approximately 8,600 bbls, compared to 9,100 bbls during the first quarter of 2020, a decrease of approximately 500 bbls, or 5.5%.

Average oil prices received were $49.34 per bbl in the first quarter of 2021 compared to $45.26 per bbl in the first three months of 2020, an increase of approximately $4.08 per bbl or 9.0%.

Natural gas revenues for the first three months of 2021 were $472,000 compared to $254,000 for the same period in 2020, an increase of $218,000 or 85.8%. Natural gas sales volumes for the first quarter of 2021 were approximately 190,000 mcf compared to approximately 202,000 mcf during the first quarter of 2020, a decrease of approximately 12,000 mcf or 5.9%.

Average natural gas prices received were $3.07 per mcf in the first quarter of 2021 as compared to $1.26 per mcf in the first quarter of 2020, an increase of approximately $1.81 per mcf or 143.7%.

Revenues from lease operations was $57,000 in the first quarter of 2021 compared to $75,000 in the first quarter of 2020, a decrease of approximately $18,000 or 24.0%. Revenues from lease operations are derived from field supervision charged to operated leases along with operator overhead charges to operated leases.

Revenues from gas gathering, compression and equipment rental for the first quarter of 2021 was $34,000 compared to $27,000 in the first quarter of 2020, an increase of approximately $7,000, or 25.9%. This was due primarily to an increase in natural gas volume sold through PPC.

Real estate income was approximately $59,000 during the first quarter of 2021 compared to $64,000 for the first three months of 2020, a decrease of approximately $5,000, or 7.8%.

Interest income was approximately $46,000 during the first quarter of 2021, compared to approximately $44,000 during the same period in 2020, an increase of approximately $2,000 or 4.6%.

Other revenues for the first three months of 2021 were approximately $9,000 as compared to $10,000 for the same period in 2020, a decrease of $1,000, or 10.0.

Lease operating expenses in the first quarter of 2021 were $123,000 as compared to $292,000 in the first quarter of 2020, a net decrease of approximately $169,000, or 57.9%.  Of this net decrease, approximately $28,000 is due to decreases in operating expenses billed by third-party operators on non-operated properties, as well as approximately $140,000 of overall net decreases in operating expenses on various operated properties.

Production taxes, gathering and marketing expenses in the first quarter of 2021 were approximately $129,000 as compared to $134,000 for the first quarter of 2020, a decrease of approximately $5,000 or 3.7%.

Pipeline and rental expenses for the first quarter of 2021 were approximately $3,000 compared to approximately $3,000 for the same period in 2020.

Real estate expenses in the first quarter of 2021 were approximately $32,000 compared to $38,000 during the same period in 2020, a decrease of approximately $6,000 or 15.8%.

Depreciation, depletion, and amortization expense for the first quarter of 2021 was $119,000 as compared to $101,000 for the first quarter of 2020, an increase of $18,000, or 17.8%. For the first quarter of 2021, $102,000 of the amount was for amortization of the full cost pool of capitalized acquisition, exploration, and development costs as compared with $86,000 for the first quarter of 2020, an increase of $16,000 or 18.6%. The Company re-evaluated its proved oil and gas reserve quantities as of December 31, 2020. This re-evaluated reserve base was reduced for oil and gas reserves that were produced or sold during the quarter and adjusted for newly acquired reserves or for changes in estimated production curves and future price assumptions. A depletion rate of 6.403% for the first quarter of 2021 was calculated and applied to the Company’s full cost pool of capitalized oil and gas properties as compared to 4.184% for the first quarter of 2020.

Asset Retirement Obligation (“ARO”) expense for the first three months of 2021 was approximately $35,000 as compared to approximately $30,000 for the same period in 2020, an increase of $5,000, or 16.7%. The ARO expense is calculated to be the discounted present value of the estimated future cost to plug and abandon the Company’s producing wells.

General and administrative expenses for the first quarter of 2021 were approximately $537,000 as compared to approximately $722,000 for the first quarter of 2020, a decrease of approximately $185,000 or 25.6%. This decrease is due to a reduction in personnel and office administration costs.

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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Part II - Other Information

Item 5. – Other Information

Alabama

Effective April 1, 2021 and subsequent to the end of the quarter, the Company acquired additional working interests of 6.001730% with a net revenue interest of 4.501290% in its operated Fairview Carter South Oil Unit in Lamar County, Alabama.

Effective May 5, 2021 and subsequent to the end of the quarter, the Company acquired additional working interests of 4.49621% with a net revenue interest of 3.366% in its operated Fairview Carter South Oil Unit located in Lamar County, Alabama. The acquisition brings the Company’s total interest in this property to a 70.503223% working interest with a 51.233863% net revenue interest.

Effective May 5, 2021 and subsequent to the end of the quarter, the Company acquired additional working interests of 10.542651% with a net revenue interest of 8.5187240% in its operated Fairview Carter North Oil Unit located in Lamar County, Alabama. The acquisition brings the Company’s total interest in this property to a 63.350172% working interest with a 48.134609% net revenue interest.

Texas Panhandle

Effective April 26, 2021 and subsequent to the end of the quarter, the Company acquired an additional working interest of 15% with a net revenue interest of 11.25% in its operated Pope #4 well located in the Spearman, SE block of Ochiltree County, Texas. The acquisition brings the Company’s total interest in this property to a 60.5% working interest with a 45.375% net revenue interest

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

SPINDLETOP OIL & GAS CO.
(Registrant)

Date: May 24, 2021	By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

Date: May 24, 2021	By:/s/ Michelle H. Mazzini
Michelle H. Mazzini
Vice President, Secretary

Date: May 24, 2021	By:/s/ Robert E. Corbin
Robert E. Corbin
Principal Financial Officer and
Accounting Manger