Form 10-Q
period 2021-06-30
SPINDLETOP OIL & GAS CO
filed 2021-08-23
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

Emerging growth company []

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value	6,755,318
(Class)	(Outstanding at August 23, 2021)

DOCUMENTS INCORPORATED BY REFERENCE

None

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

FORM 10-Q
For the quarter ended June 30, 2021

Index to Consolidated Financial Statements and Schedules

Part I – Financial Information:	Page

Item 1. – Financial Statements

Consolidated Balance Sheets
June 30, 2021 (Unaudited) and December 31, 2020	4 - 5

Consolidated Statements of Operations (Unaudited)	6
Six Months Ended June 30, 2021 and 2020 Three Months Ended June 30, 2021 and 2020

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)	7
Six Months Ended June 30, 2021 and
Six Months Ended June 30, 2020

Consolidated Statements of Cash Flow (Unaudited)
Six Months Ended June 30, 2021 and Six Months Ended June 30, 2020	8

Notes to Consolidated Financial Statements	9

Item 2. – Management’s Discussion and Analysis of Financial
Condition and Results of Operations	11

Item 4. – Controls and Procedures	16

Part II – Other Information:

Item 5. – Other Information	16

Item 6. – Exhibits	17

Part I - Financial Information

Item 1. - Financial Statements

SPINDLETOP OIL & GAS Co. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$8,792,000	$7,480,000
Restricted cash	295,000	295,000
Accounts receivable	2,682,000	2,613,000
Income tax receivable	252,000	274,000
Total Current Assets	12,021,000	10,662,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	26,882,000	26,928,000
Rental equipment	412,000	412,000
Gas gathering system	115,000	115,000
Other property and equipment	315,000	315,000
	27,724,000	27,770,000
Accumulated depreciation and amortization	(26,246,000)	(26,061,000)
Total Property and Equipment	1,478,000	1,709,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,624,000	1,624,000
Accumulated depreciation	(1,077,000)	(1,047,000)
Total Real Estate Property	1,235,000	1,265,000

Other Assets
Deferred Income Tax Asset	200,000	205,000
Other long-term investments	8,816,000	8,825,000
Other	4,000	4,000
Total Other Assets	9,020,000	9,034,000
Total Assets	$23,754,000	$22,670,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS Co. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$6,290,000	$5,714,000
Notes payable, Paycheck Protection Program	403,000	—
Total Current Liabilities	6,693,000	5,714,000

Noncurrent Liabilities
Asset retirement obligation	1,448,000	1,434,000
Total Noncurrent Liabilities	1,448,000	1,434,000

Total Liabilities	8,141,000	7,148,000

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 6,755,318 outstanding at June 30, 2021 and at December 31, 2020.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury stock, at cost	(1,874,000)	(1,874,000)
Retained earnings	16,467,000	16,376,000
Total Shareholders' Equity	15,613,000	15,522,000
Total Liabilities and Shareholders' Equity	$23,754,000	$22,670,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
Revenues
Oil and gas revenues	$1,958,000	$1,092,000	$1,064,000	$348,000
Revenues from lease operations	116,000	119,000	59,000	44,000
Gas gathering, compression, equipment rental	39,000	45,000	5,000	18,000
Real estate rental revenue	114,000	134,000	55,000	70,000
Interest Income	81,000	103,000	35,000	59,000
Other revenues	18,000	19,000	9,000	9,000
Total Revenues	2,326,000	1,512,000	1,227,000	548,000

Expenses
Lease operating expenses	522,000	462,000	399,000	170,000
Production taxes, gathering and marketing expenses	335,000	256,000	206,000	122,000
Pipeline and rental expenses	9,000	4,000	6,000	1,000
Real estate expenses	65,000	67,000	33,000	29,000
Depreciation and amortization expenses	215,000	135,000	96,000	34,000
ARO accretion expense	70,000	60,000	35,000	30,000
General and administrative expenses	992,000	1,391,000	455,000	669,000
Total Expenses	2,208,000	2,375,000	1,230,000	1,055,000
Income (Loss) Before Income Tax	118,000	(863,000)	(3,000)	(507,000)

Current income tax provision (benefit)	22,000	(174,000)	5,000	(113,000)
Deferred income tax provision	5,000	5,000	(2,000)	28,000
Total income tax provision (benefit)	27,000	(169,000)	3,000	(85,000)
Net Income (Loss)	$91,000	$(694,000)	$(6,000)	$(422,000)

Earnings (Loss) per Share of Common Stock
Basic and Diluted	$0.01	$(0.10)	$—	$(0.06)

Weighted Average Shares Outstanding
Basic and Diluted	6,755,318	6,787,044	6,755,318	6,764,487

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Six Months Ended June 31, 2021, and 2020
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings

Balance December 31, 2020	7,677,471	$77,000	$943,000	922,153	($1,874,000)	$16,376,000

Net Income	—	—	—	—	—	97,000
Balance March 31, 2021	7,677,471	77,000	943,000	922,153	(1,874,000)	16,473,000

Net (Loss)	—	—	—	—	—	(6,000)
Balance June 30, 2021	7,677,471	$77,000	$943,000	922,153	($1,874,000)	$16,467,000

Balance December 31, 2019	7,677,471	$77,000	$943,000	867,869	($1,806,000)	$17,271,000

Net Loss	—	—	—	—	—	(272,000)
Balance March 31, 2020	7,677,471	77,000	943,000	867,869	(1,806,000)	16,999,000

Purchase of 54,284 shares of Common Stock as Treasury Stock	—	—	—	54,284	(68,000)	—

Net (Loss)	—	—	—	—	—	(422,000)
Balance June 30, 2020	7,677,471	$77,000	$943,000	922,153	($1,874,000)	$16,577,000

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2021	2020
Cash Flows from Operating Activities
Net Income (Loss)	$91,000	$(694,000)
Reconciliation of net Income (Loss) to net cash
provided by operating activities
Depreciation and amortization	214,000	135,000
Accretion of asset retirement obligation	70,000	60,000
Changes in accounts receivable	(69,000)	711,000
Changes in income tax receivable	22,000	(173,000)
Changes in accounts payable and accrued liabilities	576,000	(313,000)
Changes in deferred Income tax asset	5,000	5,000
Net cash provided (used) for operating activities	909,000	(269,000)

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development	(4,000)	(165,000)
Changes in Other long-term investments	9,000
Changes in Other long-term investments		(8,000,000)
Proceeds from sale of oil and gas properties	—	250,000
Capitalized tenant improvements and broker fees	(5,000)	(44,000)
Net cash provided (used) for investing activities	—	(7,959,000)

Cash Flows from Financing Activities
Changes in notes payable	403,000	403,000
Purchase of 54,284 shares of treasury stock	—	(68,000)
Net cash used for financing activities	403,000	335,000
Increase (Decrease) in cash, cash equivalents, and restricted cash	1,312,000	(7,893,000)

Cash, cash equivalents, and restricted cash at beginning of period	7,775,000	16,024,000
Cash, cash equivalents, and restricted cash at end of period	$9,087,000	$8,131,000

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

Subsequent Events

The Company has evaluated subsequent events through August 23, 2021, the date on which the financial statements were available to be issued.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the factors listed and described at Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been changes to the risk factors previously described in the Company’s Form 10-K. for the fiscal year ended December 31, 2020 (the “Form 10-K”), including significant global economic and pandemic factors occurring during the first six months of 2021 and continuing into the third quarter of 2021 which are described in the following two paragraphs.

The COVID-19 pandemic and the measures being taken to address and limit the spread of the virus adversely affected the economies and financial markets of the world, resulting in an economic downturn beginning in early 2020 that negatively impacted global demand and prices for crude oil and condensate, natural gas liquids (NGLs) and natural gas. The effects of COVID-19 mitigation efforts, including the wide availability of vaccines, combined with the waning intensity of the pandemic, have resulted in increased demand and prices for crude oil and condensate. In the first six months of 2021, demand and prices for crude oil and condensate returned to near pre-pandemic levels. . Uncertainty related to variants of the COVID-19 virus may cause a fluctuation in demand and prices for crude oil and condensate in the third quarter of 2021 and beyond.

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

Results of Operations

Six months ended June 30, 2021 compared to six months ended June 30, 2020

Oil and gas revenues for the first six months of 2021 were $1,958,000, as compared to $1,092,000 for the same period in 2020, an increase of approximately $866,000 or 79.3%

Oil sales for the first six months of 2021 were approximately $837,000 compared to approximately $608,000 for the first six months of 2020, an increase of approximately $229,000 or 37.7%. Oil sales volumes for the first six months of 2021 were approximately 13,335, compared to approximately 12,300 bbls during the same period in 2020, an increase of approximately 1,035 bbls, or 8.41%.

Average oil prices received were $55.10 per bbl in the first half of 2021 compared to $38.78 per bbl in the first half of 2020, an increase of approximately $16.32 per bbl or 42.08%.

Natural gas revenue for the first six months of 2021 was $1,121,000 compared to $484,000 for the same period in 2020, an increase of approximately $637,000 or 131.6%. Natural gas sales volumes for the first six months of 2021 were approximately 367,000 mcf compared to approximately 392,000 mcf during the first six months of 2020, a decrease of approximately 25,000 mcf or 6.4%.

Average natural gas prices received were $3.05 per mcf in the first six months of 2021 as compared to $1.23 per mcf in the same time period in 2020, an increase of approximately $1.82 per mcf or 148.0%.

In general, revenues from oil and gas producing operations experienced a significant increase for the six months ended 2021 compared to the same period in 2020. In addition, the second quarter results from operations also experienced a significant increase over the same period in 2020 as well as an increase in operations during the first quarter of 2021. The increases result in part from increased oil and gas prices, as well as increases in crude oil production. A significant number of both operated wells and non-operated wells were shut-in during the second quarter of 2020 due to historic low oil and gas prices and most of these wells were returned to production and producing as of June 30, 2021.

Revenues from lease operations were $116,000 in the first six months of 2021 compared to $119,000 in the first six months of 2020, a decrease of approximately $3,000 or 2.5%. This decrease is due to a decrease in field supervision charges. Revenues from lease operations are derived from field supervision charged to operated leases along with operator overhead charged to operated leases.

Revenues from gas gathering, compression and equipment rental for the first six months of 2021 were $39,000 compared to $45,000 for the same period in 2020, a decrease of approximately $6,000 or 13.3%. These revenues are derived from gas volumes produced and transported through our gas gathering systems.

Real estate revenue was approximately $114,000 during the first six months of 2021 compared to $134,000 for the first six months of 2020, a decrease of approximately $20,000, or 14.9%. The decrease is due to lease re-negotiations and loss of tenants.

Interest income was $81,000 during the first six months of 2021 as compared to $103,000 during the same period in 2020, a decrease of approximately $22,000 or 21.4%. Interest income has decreased due to lower interest rates than in 2020.

Other revenues for the first six months of 2021 were $18,000 as compared to $19,000 for the same time period in 2020, a decrease of approximately $1,000 or 5.3%.

Lease operating expenses in the first six months of 2021 were $522,000 as compared to $462,000 in the first six months of 2020, a net increase of $60,000, or 13.0%. Of this overall net increase, approximately $62,000 is due to net decreases in operating expenses billed by third-party operators on non-operated properties. Approximately $122,000 represents net increases associated with costs to return shut-in wells to production, as well as increases in well expenditures on various operated properties.

Production taxes, gathering and marketing expenses in the first six months of 2021 were approximately $335,000 as compared to $256,000 for the first six months of 2020, an increase of approximately $79,000, or 30.9%. This increase relates directly to the increase in oil and gas revenues as described in the above paragraphs.

Pipeline and rental expenses for the first six months of 2021 were $9,000 compared to $4,000 for the same time period in 2020, an increase of approximately $5,000. The increase in 2021 is due to repair and maintenance expenses.

Real estate expenses in the first six months of 2021 were approximately $65,000 compared to $67,000 during the same period in 2020, a decrease of approximately $2,000 or 3.0%.

Depreciation, depletion, and amortization expenses for first six months of 2021 were $215,000 as compared to $135,000 for the same period in 2020, an increase of $80,000, or 59.3%. $184,000 of the amount for the first six months of 2021 was for amortization of the full cost pool of capitalized costs compared to $105,000 for the same period of 2020, an increase of $79,000 or 75.2%. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31, 2020. This re-evaluated reserve base was reduced for oil and gas reserves that were produced or sold during the first six months of 2021 and adjusted for newly acquired reserves or for changes in estimated production curves and future price assumptions.

A depletion rate of 6.403% for the first quarter of 2021 and a depletion rate of 5.432% for the second quarter of 2021 was calculated and applied to the Company’s full cost pool of capitalized oil and natural gas properties compared to rates of 4.184% and 0.813% for the first two quarters of 2020 respectively.

Asset Retirement Obligation (“ARO”) expense for the first six months of 2021 was approximately $70,000 as compared to approximately $60,000 for the same time period in 2020, an increase of approximately $10,000 or 16.7%. The ARO expense is calculated to be the discounted present value of the estimated future cost to plug and abandon the Company’s producing wells.

General and administrative expenses for the first six months of 2021 were approximately $992,000 as compared to approximately $1,391,000 for the same period in 2020, a decrease of approximately $399,000 or 28.7%.

Three months ended June 30, 2021, compared to three months ended June 30, 2020

Oil and natural gas revenues for the three months ended June 30, 2021 were $1,064,000, compared to $348,000 for the same time period in 2020, an increase of $716,000, or 205.7%.

Oil sales for the second quarter of 2021 were approximately $415,000 compared to approximately $118,000 for the same period of 2020, an increase of approximately $297,000 or 252.0%. Oil volumes sold for the second quarter of 2021 were approximately 4,735 bbls compared to approximately 3,200 bbls during the same period of 2020, an increase of approximately 1,535 bbl or 48.0%.

Average oil prices received were approximately $59.53 per bbl in the second quarter of 2021 compared to $23.46 per bbl during the same period of 2020, an increase of approximately $36.07 per bbl, or 153.8%.

Natural gas revenues for the second quarter of 2021 were $649,000 compared to $230,000 for the same period in 2020, an increase of $419,000 or 182.2%. Natural gas volumes sold for the second quarter of 2021 were approximately 177,000 mcf compared to approximately 190,000 mcf during the same period of 2020, a decrease of approximately 13,000 mcf, or 6.8%.

Average natural gas prices received were approximately $2.93 per mcf in the second quarter of 2021 as compared to approximately $1.06 per mcf during the same period in 2020, an increase of approximately $1.87 or 176.42%.

Revenues from lease operations for the second quarter of 2021 were approximately $59,000 compared to approximately $44,000 for the second quarter of 2020, an increase of approximately $15,000 or 34.1%. This increase is due to an increase in field activity, supervision and operator overhead as economic conditions improved during the second quarter of 2021. Revenues from lease operations are derived from field supervision charged to operated leases along with operator overhead charged to operated leases.

Revenues from gas gathering, compression and equipment rental for the second quarter of 2021 were approximately $5,000, compared to approximately $18,000 for the same period in 2020, a decrease of approximately $13,000 or 72.2%. These revenues are derived from gas volumes produced and transported through our gas gathering systems.

Real estate revenue was approximately $55,000 during the second quarter of 2021 compared to $70,000 for the same period in 2020, a decrease of approximately $15,000 or 21.4%. The decrease is due to lease re-negotiations and loss of tenants.

Interest income for the second quarter of 2021 was approximately $35,000 as compared with approximately $59,000 for the same period in 2020, a decrease of approximately $24,000 or 40.7%. Interest income is derived from investments in both short-term and long-term certificates of deposit as well as money market accounts at banks.

Other revenues for second quarter of 2021 were approximately $9,000 as compared with approximately $9,000 for the same period in 2020.

Lease operating expenses in the second quarter of 2021 were $399,000 as compared to $170,000 in the second quarter of 2020, a net increase of approximately $229,000, or 134.7%. Of this net increase, approximately $ 223,000 is from overall increases and decreases in well expenditures on various operated properties. Approximately $6,000 are due to net increases in net operating expenses billed by third-party operators on non-operated properties. This increase results from returning operated wells which were shut-in back to production as well as an increase in the cost of labor and materials to operate the leases during the second quarter of 2021.

Production taxes, gathering, transportation and marketing expenses for the second quarter of 2021 were approximately $206,000 as compared to $122,000 during the second quarter of 2020, a net increase of approximately $84,000 or 68.9%. These increases relate directly to the increase in oil and gas revenues as described in the above paragraphs.

Pipeline and rental expenses for the second quarter of 2021 were $6,000 compared to $1,000 for the same time period in 2020, an increase of approximately $5,000. The increase is due to repair and maintenance expenses incurred in the second quarter of 2021.

Real estate expenses during the second quarter 2021 were approximately $33,000 compared to approximately $29,000 for the same period in 2020, an increase of approximately $4,000 or 13.8%. This increase is due to an increase in the cost of materials and labor for repairs and maintenance in the second quarter of 2021.

Depreciation, depletion, and amortization expenses for the second quarter of 2021 were $96,000 as compared to $34,000 for the same period in 2020, an increase of $62,000, or 182.4%. $82,000 of the amount for the second quarter of 2021 was for amortization of the full cost pool of capitalized costs compared to $19,000 for the second quarter of 2020, an increase of $63,000 or 30.2%. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31, 2020. This re-evaluated reserve base was reduced for oil and gas reserves that were produced or sold during the first six months of 2021 and adjusted for newly acquired reserves or for changes in estimated production curves and future price assumptions. A depletion rate of 6.403% for the first quarter of 2021 and a depletion rate of 5.432% for the second quarter of 2021 was calculated and applied to the Company’s full cost pool of capitalized oil and natural gas properties compared to rates of 4.184% and 0.813% for the first two quarters of 2020 respectively

Asset Retirement Obligation (“ARO”) expense for the second quarter of 2021 was approximately $35,000 as compared to approximately $30,000 for the same time period in 2020, an increase of approximately $5,000 or 16.7%. The ARO expense is calculated to be the discounted present value of the estimated future cost to plug and abandon the Company’s producing wells.

General and administrative expenses for the second quarter of 2021 were $455,000 compared to $669,000 for the same period in 2020, a decrease of approximately $214,000 or 32.0%. Approximately 38.0% of the decrease comes from decreased salary, wages, benefits, and other personnel costs. The remaining 62.0% of the decrease is due to insurance, office, computer, and other expenses.

Financial Condition and Liquidity

The Company's operating capital needs, as well as its capital spending program are generally funded from cash flow generated by operations. Because future cash flow is subject to several variables, such as the level of production and the sales price of oil and natural gas, the Company can provide no assurance that its operations will provide cash sufficient to maintain current levels of capital spending. Accordingly, the Company may be required to seek additional financing from third parties to fund its exploration and development programs.

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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Part II - Other Information

Item 5. – Other Information

Alabama

Effective April 1, 2021, the Company acquired additional working interests of 6.001730% with a net revenue interest of 4.501290% in its operated Fairview Carter South Oil Unit in Lamar County, Alabama.

Effective May 5, 2021, the Company acquired additional working interests of 4.49621% with a net revenue interest of 3.366% in its operated Fairview Carter South Oil Unit located in Lamar County, Alabama. The acquisition brings the Company’s total interest in this property to a 70.503223% working interest with a 51.233863% net revenue interest.

Effective May 5, 2021, the Company acquired additional working interests of 10.542651% with a net revenue interest of 8.5187240% in its operated Fairview Carter North Oil Unit located in Lamar County, Alabama. The acquisition brings the Company’s total interest in this property to a 63.350172% working interest with a 48.134609% net revenue interest.

Texas Panhandle

Effective April 26, 2021, the Company acquired an additional working interest of 15% with a net revenue interest of 11.25% in its operated Pope #140-4H well located in the Spearman, SE block of Ochiltree County, Texas. The acquisition brings the Company’s total interest in this property to a 60.5% working interest with a 45.375% net revenue interest.

East Texas

Effective June 1, 2021, the Company acquired an additional working interest of 2.5% with a net revenue interest of 1.875% in its operated Edwards Unit #1 well located in the Leona East block of Leon County, Texas. The acquisition brings the Company’s total interest in this property to a 75.105925% working interest with a 56.292438% net revenue interest.

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

SPINDLETOP OIL & GAS CO.
(Registrant)

Date: August 23, 2021	By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

Date: August 23, 2021	By:/s/ Michelle H. Mazzini
Michelle H. Mazzini
Vice President, Secretary

Date: August 23, 2021	By:/s/ Robert E. Corbin
Robert E. Corbin
Principal Financial Officer and
Accounting Manger