Form 10-Q
period 2021-09-30
SPINDLETOP OIL & GAS CO
filed 2021-11-22
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value	6,755,318
(Class)	(Outstanding at November 22, 2021)

DOCUMENTS INCORPORATED BY REFERENCE

None

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

FORM 10-Q
For the quarter ended September 30, 2021

Index to Consolidated Financial Statements and Schedules

Part I – Financial Information:	Page

Item 1. – Financial Statements

Consolidated Balance Sheets
September 30, 2021 (Unaudited) and December 31, 2020	4 - 5

Consolidated Statements of Operations (Unaudited)	6
Nine Months Ended September 30, 2021 and 2020 Three Months Ended September 30, 2021 and 2020

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)	7
Nine Months Ended September 30, 2021 and
Nine Months Ended September 30, 2020

Consolidated Statements of Cash Flow (Unaudited)
Nine Months Ended September 30, 2021 and Nine Months Ended September 30, 2020	8

Notes to Consolidated Financial Statements	9

Item 2. – Management’s Discussion and Analysis of Financial
Condition and Results of Operations	10

Item 4. – Controls and Procedures	16

Part II – Other Information:

Item 5. – Other Information	16

Item 6. – Exhibits	18

Part I - Financial Information

Item 1. - Financial Statements

SPINDLETOP OIL & GAS Co. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

September 30,	December 31,
2021	2020
(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$11,482,000	$7,480,000
Restricted cash	295,000	295,000
Accounts receivable	3,001,000	2,613,000
Income tax receivable	23,000	274,000
Total Current Assets	14,801,000	10,662,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	25,346,000	26,928,000
Rental equipment	412,000	412,000
Gas gathering system	115,000	115,000
Other property and equipment	315,000	315,000
	26,188,000	27,770,000
Accumulated depreciation and amortization	(26,067,000)	(26,061,000)
Total Property and Equipment	121,000	1,709,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,624,000	1,624,000
Accumulated depreciation	(1,090,000)	(1,047,000)
Total Real Estate Property	1,222,000	1,265,000

Other Assets
Deferred Income Tax Asset	18,000	205,000
Other long-term investments	8,866,000	8,825,000
Other	4,000	4,000
Total Other Assets	8,888,000	9,034,000
Total Assets	$25,032,000	$22,670,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS Co. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$7,048,000	$5,714,000
Notes payable, Paycheck Protection Program	403,000	—
Income tax payable	111,000	—
Total Current Liabilities	7,562,000	5,714,000

Noncurrent Liabilities
Asset retirement obligation	1,454,000	1,434,000
Total Noncurrent Liabilities	1,454,000	1,434,000

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 6,755,318 outstanding at September 30, 2021 and at December 31, 2020.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury stock, at cost	(1,874,000)	(1,874,000)
Retained earnings	16,870,000	16,376,000
Total Shareholders' Equity	16,016,000	15,522,000
Total Liabilities and Shareholders' Equity	$25,032,000	$22,670,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020
Revenues
Oil and gas revenues	$3,582,000	$2,025,000	$1,624,000	$933,000
Revenues from lease operations	169,000	168,000	53,000	49,000
Gas gathering, compression, equipment rental	69,000	57,000	30,000	12,000
Real estate rental revenue	169,000	204,000	55,000	70,000
Interest Income	115,000	164,000	34,000	61,000
Debt forgiveness income	—	—	—	—
Other revenues	28,000	29,000	10,000	10,000
Total Revenues	4,132,000	2,647,000	1,806,000	1,135,000

Expenses
Lease operating expenses	787,000	727,000	265,000	265,000
Production taxes, gathering and marketing expenses	607,000	468,000	272,000	212,000
Pipeline and rental expenses	14,000	6,000	5,000	2,000
Real estate expenses	99,000	106,000	34,000	39,000
Depreciation and amortization expenses	48,000	261,000		126,000
Depreciation and amortization expenses			(167,000)
ARO accretion expense	104,000	90,000	34,000	30,000
General and administrative expenses	1,541,000	1,723,000	549,000	332,000
Total Expenses	3,200,000	3,381,000	992,000	1,006,000
Income (Loss) before income tax	932,000	(734,000)	814,000	129,000

Current income tax provision (benefit)	251,000	(131,000)	229,000	43,000
Deferred income tax provision (benefit)	187,000	(12,000)	182,000	(17,000)
Total income tax provision (benefit)	438,000	(143,000)	411,000	26,000
Net income (Loss)	$494,000	$(591,000)	$403,000	$103,000

Earnings (Loss) per Share of Common Stock
Basic and Diluted	$0.07	$(0.09)	$0.06	$0.02

Weighted Average Shares Outstanding
Basic and Diluted	6,776,392	6,776,392	6,776,392	6,776,392

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Nine Months Ended September 31, 2021, and 2020
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings

Balance December 31, 2020	7,677,471	$77,000	$943,000	922,153	($1,874,000)	$16,376,000

Net Income	—	—	—	—	—	97,000
Balance March 31, 2021	7,677,471	77,000	943,000	922,153	(1,874,000)	16,473,000

Net (Loss)	—	—	—	—	—	(6,000)
Balance June 30, 2021	7,677,471	$77,000	$943,000	922,153	($1,874,000)	$16,467,000

Net Income	—	—	—	—	—	403,000
Balance September 30, 2021	7,677,471	$77,000	$943,000	922,153	($1,874,000)	$16,870,000

Balance December 31, 2019	7,677,471	$77,000	$943,000	867,869	($1,806,000)	$17,271,000

Net Loss	—	—	—	—	—	(272,000)
Balance March 31, 2020	7,677,471	77,000	943,000	867,869	(1,806,000)	16,999,000

Purchase of 54,284 shares of Common Stock as Treasury Stock	—	—	—	54,284	(68,000)	—

Net (Loss)	—	—	—	—	—	(422,000)
Balance June 30, 2020	7,677,471	$77,000	$943,000	922,153	($1,874,000)	$16,577,000

Net Income	—	—	—	—	—	103,000
Balance September 30, 2020	7,677,471	$77,000	$943,000	922,153	($1,874,000)	$16,680,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2021	2020
Cash Flows from Operating Activities
Net Income (Loss)	$494,000	$(591,000)
Reconciliation of net Income (Loss) to net cash
provided by operating activities
Depreciation and amortization	48,000	261,000
Impairment of oil and gas properties	—	—
Accretion of asset retirement obligation	84,000	90,000
Changes in accounts receivable	(388,000)	383,000
Changes in income tax receivable	251,000	(131,000)
Changes in accounts payable and accrued liabilities	1,334,000	(356,000)
Changes in current tax payable	111,000	—
Changes in asset retirement obligation	20,000	—
Changes in deferred Income tax asset	187,000	(12,000)
Changes in other assets	—	(1,000)
Net cash provided (used) for operating activities	2,141,000	(357,000)

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development	1,498,000	(174,000)
Purchase of other property and equipment	1,000	—
Changes in other long-term investments	(41,000)	(7,575,000)
Proceeds from sale of oil and gas properties	—	250,000
Capitalized tenant improvements and broker fees	—	(44,000)
Net cash provided (used) for investing activities	1,458,000	(7,543,000)

Cash Flows from Financing Activities
Changes in notes payable	403,000	403,000
Purchase of 54,284 shares of treasury stock	—	(68,000)
Net cash used for financing activities	403,000	335,000
Increase (Decrease) in cash, cash equivalents, and restricted cash	4,002,000	(7,565,000)

Cash, cash equivalents, and restricted cash at beginning of period	7,775,000	16,024,000
Cash, cash equivalents, and restricted cash at end of period	$11,777,000	$8,459,000

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

Subsequent Events

The Company has evaluated subsequent events through November 22, 2021, the date on which the financial statements were available to be issued.

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

The COVID-19 pandemic and the measures being taken to address and limit the spread of the virus adversely affected the economies and financial markets of the world, resulting in an economic downturn beginning in early 2020 that negatively impacted global demand and prices for crude oil and condensate, natural gas liquids (NGLs) and natural gas. The effects of COVID-19 mitigation efforts, including the wide availability of vaccines, combined with the waning intensity of the pandemic, have resulted in increased demand and prices for crude oil and condensate. In the first nine months of 2021, demand and prices for crude oil and condensate returned to near pre-pandemic levels. Uncertainty related to variants of the COVID-19 virus may cause a fluctuation in demand and prices for crude oil and condensate for the remainder of 2021 and beyond.

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

Results of Operations

Nine months ended September 30, 2021, compared to nine months ended September 30, 2020

Oil and gas revenues for the first nine months of 2021 were $3,582,000, as compared to $2,025,000 for the same period in 2020, an increase of approximately $1,557,000 or 76.89%, due to higher oil and natural gas prices and increased production.

Oil sales for the first nine months of 2021 were approximately $1,414,000 compared to approximately $1,178,000 for the first nine months of 2020, an increase of approximately $236,000 or 20.03%. Oil sales volumes for the first nine months of 2021 were approximately 24.098 bbls, compared to approximately 21,987 bbls during the same period in 2020, an increase of approximately 2,111 bbls, or 9.60%,.

Average oil prices received were $51.28 per bbl in the first nine months of 2021 compared to $40.77 per bbl in the first nine months of 2020, an increase of approximately $10.51 per bbl or 25.78%.

Natural gas revenue for the first nine months of 2021 was $2,168,000 compared to $847,000 for the same period in 2020, an increase of approximately $1,321,000 or 155.96%. Natural gas sales volumes for the first nine months of 2021 were approximately 589,000 mcf compared to approximately 524,000 mcf during the first nine months of 2020, an increase of approximately 65,000 mcf or 12.40%.

Average gross natural gas prices received were $3.68 per mcf in the first nine months of 2021 as compared to $1.72 per mcf in the same time period in 2020, an increase of approximately $1.96 per mcf or 113.95%.

In general, revenues from oil and gas producing operations experienced a significant increase for the nine months ended 2021 compared to the same period in 2020. These increases result in part from increased oil and gas prices, as well as production increases. A significant number of both operated wells and non-operated wells were shut-in due to historic low oil and gas prices and most of these wells were returned to production and producing as of September 30, 2021.

Revenues from lease operations were $169,000 in the first nine months of 2021 compared to $168,000 in the first nine months of 2020, an increase of approximately $1,000 or 0.6%. Revenues from lease operations are derived from field supervision charged to operated leases along with operator overhead charged to operated leases.

Revenues from gas gathering, compression and equipment rental for the first nine months of 2021 were $69,000 compared to $57,000 for the same period in 2020, an increase of approximately $12,000 or 21.05%. These revenues are derived from gas volumes produced and transported through the Company owned gas gathering systems.

Real estate revenue was approximately $169,000 during the first nine months of 2021 compared to $204,000 for the first nine months of 2020, a decrease of approximately $35,000, or 17.16%. The decrease is due to lease re-negotiations and loss of tenants.

Interest income was $115,000 during the first nine months of 2021 as compared to $164,000 during the same period in 2020, a decrease of approximately $49,000 or 29.88%. Interest income is due to the Company investing its funds in both long-term and short-term certificates of depository accounts paying higher rates of interest than those received in money market accounts.

Other revenues for the first nine months of 2021 were $28,000 as compared to $29,000 for the same period in 2020, a decrease of approximately $1,000 or 3.45%.

Lease operating expenses in the first nine months of 2021 were $787,000 as compared to $727,000 in the first nine months of 2020, a net increase of $60,000, or 8.25%. Of this net increase, approximately $37,000 is due in part to net decreases in operating expenses billed by third-party operators on non-operated properties that were shut in during the first nine months of 2020. The remaining net increase of approximately $97,000 represents overall increases and decreases in well expenditures on various operated properties. A number of both operated wells and non-operated wells were shut-in during the first nine months of 2020 due to low oil and gas prices.

Production taxes, gathering and marketing expenses in the first nine months of 2021 were approximately $607,000 as compared to $468,000 for the first nine months of 2020, an increase of approximately $139,000, or 29.7%. This increase relates directly to the increase in oil and gas revenues as described in the above paragraphs.

Pipeline and rental expenses for the first nine months of 2021 were $14,000 compared to $6,000 for the same time period in 2020, an increase of approximately $8,000

Real estate expenses in the first nine months of 2021 were approximately $99,000 compared to $106,000 during the same period in 2020, a decrease of approximately $7,000 or 6.6%.

.

Depreciation, depletion, and amortization expenses for first nine months of 2021 were $48,000 as compared to $261,000 for the same period in 2020, a decrease of $213,000, or 81.6%. Amortization of the amount for the full cost pool for the first nine months of 2021 was $4,000 compared to $216,000 for the same period of 2020, a decrease of $212,000 or 98.2%. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31, 2020. This re-evaluated reserve base was reduced for oil and gas reserves that were produced or sold during the first nine months of 2021 and adjusted for newly acquired reserves or for changes in estimated production curves and future price assumptions. A depletion rate of 6.403% for the first quarter of 2021, a depletion rate of 5.432% for the second quarter of 2021, and a depletion rate of 7.568% for the third quarter of 2021 was calculated and applied to the Company’s full cost pool of capitalized oil and natural gas properties compared to rates of 4.184%, 0.813% and 5.269% for the first three quarters of 2020, respectively. The provision for depletion for the nine-months ended September 30, 2021, was reduced over that computed for the six-month period ended June 30, 2021. In the third quarter of 2021, the Company sold six operated gas wells located in North Texas, for approximately $1,512,000, and as required by the full cost method of accounting, the full cost pool was reduced by this amount. This decrease in the full cost pool resulted in the depletable base of the full cost pool being reduced to approximately $22,000 after consideration of accumulated amortization. This reduction includes amounts taken in the first two quarters of 2021, which were calculated using a significantly higher depletable base. The third quarter of 2021 includes a credit in the amortization of approximately $180,000 to account for this sale and related reduction of the full cost pool.

Asset Retirement Obligation (“ARO”) expense for the first nine months of 2021 was approximately $104,000 as compared to approximately $90,000 for the same period in 2020, an increase of approximately $14,000 or 15.6%. The ARO expense is calculated to be the discounted present value of the estimated future cost to plug and abandon the Company’s producing wells.

General and administrative expenses for the first nine months of 2021 were approximately $1,541,000 as compared to approximately $1,723,000 for the same period of 2020, a decrease of approximately $182,000 or 10.5%.

Three months ended September 30, 2021 compared to three months ended September 30, 2020

Oil and natural gas revenues for the three months ended September 30, 2021, were $1,624,000, compared to $933,000 for the same period in 2020, an increase of $691,000, or 74.1%.

Oil sales for the third quarter of 2021 were approximately $577,000 compared to approximately $570,000 for the same period of 2020, an increase of approximately $7,000 or 1.2%. Oil volumes sold for the third quarter of 2021 were approximately 10,763 bbls compared to approximately 9,687 bbls during the same period of 2020, an increase of approximately 1,076 bbl or 11.11%.

Average oil prices received were approximately $53.55 per bbl in the third quarter of 2021 compared to $36.48 per bbl during the same period of 2020, an increase of approximately $17.07 per bbl, or 46.8%.

Natural gas revenues for the third quarter of 2021 were $1,047,000 compared to $363,000 for the same period in 2020, an increase of approximately $684,000 or 188.43%. Natural gas volumes sold for the third quarter of 2021 were approximately 222,000 mcf compared to approximately 132,000 mcf during the same period of 2020, an increase of approximately 90,000 mcf, or 68.18%,

Average gross natural gas prices received were approximately $4.15 per mcf in the third quarter of 2021 as compared to approximately $1.88 per mcf during the same period in 2020.

In general, revenues from oil and gas producing operations experienced a significant increase for the nine months ended 2021 compared to the same period in 2020. In addition, the third quarter results from operations also experienced a significant increase over the same period in 2020. These increases result in part from increased oil and gas prices, as well as production increases. A significant number of both operated wells and non-operated wells were shut-in due to historic low oil and gas prices and most of these wells were returned to production and producing as of September 30, 2021.

Revenues from lease operations for the third quarter of 2021 were approximately $53,000 compared to approximately $49,000 for the same period in 2020, an increase of approximately $4,000 or 8.2%. Revenues from lease operations are derived from field supervision charged to operated leases along with operator overhead charged to operated leases.

Revenues from gas gathering, compression and equipment rental for the third quarter of 2021 were approximately $30,000, compared to approximately $12,000 for the same period in 2020, an increase of approximately $18,000 or 150.0%. These revenues are derived from gas volumes produced and transported through our gas gathering systems.

Real estate revenue was approximately $55,000 during the third quarter of 2021 compared to $70,000 for the same period in 2020. The decrease is due to lease re-negotiations and loss of tenants.

Interest income for the third quarter of 2021 was approximately $34,000 as compared with approximately $61,000 for the same period in 2020, a decrease of approximately $27,000 or 44.3%. Interest income is derived from investments in both short-term and long-term certificates of deposit as well as money market accounts at banks.

Other revenues for the third quarter of 2021 were approximately $10,000 as compared with approximately $10,000 for the same period in 2020.

Lease operating expenses for both operated and non-operated wells in the third quarter of 2021 were $265,000 as compared to $265,000 in the third quarter of 2020.

Production taxes, gathering, transportation and marketing expenses for the third quarter of 2021 were approximately $272,000 as compared to $212,000 during the third quarter of 2020, a net increase of approximately $60,000 or 28.3%. This increase relates directly to the increase in oil and gas revenues as described in the above paragraphs.

Pipeline and rental expenses for the third quarter of 2021 were $5,000 compared to $2,000 for the same period in 2020, an increase of approximately $3,000.

Real estate expenses during the third quarter 2021 were approximately $34,000 compared to approximately $39,000 for the same period in 2020, a decrease of approximately $5,000 or 12.8%.

Depreciation, depletion, and amortization expenses for third quarter of 2021 was $(167,000) as compared to $126,000 for the same period in 2020, a decrease of $293,000, or 232.5%. Amortization of the amount for the full cost pool for the first nine months of 2021 was $(180,000) compared to $216,000 for the same period of 2020, a decrease of $396,000 or 183.3%. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31, 2020. This re-evaluated reserve base was reduced for oil and gas reserves that were produced or sold during the first nine months of 2021 and adjusted for newly acquired reserves or for changes in estimated production curves and future price assumptions. A depletion rate of 6.403% for the first quarter of 2021, a depletion rate of 5.432% for the second quarter of 2021, and a depletion rate of 7.568% for the third quarter of 2021 was calculated and applied to the Company’s full cost pool of capitalized oil and natural gas properties compared to rates of 4.184%, 0.813% and 5.269% for the third quarter of 2020 respectively. The provision for depletion for the first three quarters ended September 30, 2021, was reduced over that computed for the six-month period ended June 30,2021. In the third quarter of 2021, the Company sold six operated gas wells located in North Texas, for approximately $1,512,000, and as required by the full cost method of accounting, the full cost pool was reduced by this amount. This decrease in the full cost pool resulted in the depletable base of the full cost pool being reduced to approximately $22,000 after consideration of accumulated amortization. This reduction includes amounts taken in the first two quarters of 2021, which were calculated using a significantly higher depletable base. The third quarter of 2021 includes a credit in the amortization of approximately $180,000 to account for this sale and related reduction of the full cost pool.

Asset Retirement Obligation (“ARO”) expense for the third quarter of 2021 was approximately $34,000 as compared to approximately $30,000 for the same period in 2020, an increase of approximately $4,000 or 13.3%. The ARO expense is calculated to be the discounted present value of the estimated future cost to plug and abandon the Company’s producing wells.

General and administrative expenses for the third quarter of 2021 were $549,000 compared to $332,000 for the same period in 2020, an increase of approximately $217,000 or 65.4%.

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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

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

These acquisitions bring the Company’s total interest in this property to a 70.503223% working interest with a 51.233863% net revenue interest.

Effective May 5, 2021, the Company acquired additional working interests of 10.542651% with a net revenue interest of 8.5187240% in its operated Fairview Carter North Oil Unit located in Lamar County, Alabama.

Effective August 1, 2021, the Company acquired additional working interests of 1.623630% with a net revenue interest of 1.310070% in its operated Fairview Carter North Oil Unit located in Lamar County, Alabama.

These acquisitions bring the Company’s total interest in this property to a 64.973802% working interest with a 49.4446790% net revenue interest.

Texas Panhandle

Effective April 26, 2021, the Company acquired an additional working interest of 15% with a net revenue interest of 11.25% in its operated Pope #140-4H well located in the Spearman, SE block of Ochiltree County, Texas. The acquisition brings the Company’s total interest in this property to a 60.5% working interest with a 45.375% net revenue interest.

East Texas

Effective June 1, 2021, the Company acquired an additional working interest of 2.5% with a net revenue interest of 1.875% in its operated Edwards Unit #1 well located in the Leona East block of Leon County, Texas. The acquisition brings the Company’s total interest in this property to a 75.105925% working interest with a 56.292438% net revenue interest

North Texas

During the third quarter, the Company sold six operated gas wells located in the Newark E. Barnett Shale Field of North Texas. Also, during the third quarter, the Company divested itself of two operated gas wells in Parker County, Texas.

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

SPINDLETOP OIL & GAS CO.
(Registrant)

Date: November 22, 2021	By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

Date: November 22, 2021	By:/s/ Michelle H. Mazzini
Michelle H. Mazzini
Vice President, Secretary

Date: November 22, 2021	By:/s/ Robert E. Corbin
Robert E. Corbin
Principal Financial Officer and
Accounting Manger