Form 10-K
period 2021-12-31
SPINDLETOP OIL & GAS CO
filed 2022-04-15
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,572,786 based upon a total of 854,775 shares held as of June 30, 2021, by persons believed to be non-affiliates of the Registrant; the basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, that such calculation, if made as of a date within 60 days of this filing, would yield a different value.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value	6,755,318
(Class)	(Outstanding at April 15 2022)

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

The Company has focused its oil and gas operations principally in Texas, although we operate properties in six states including: Texas, Oklahoma, New Mexico, Louisiana, Alabama, and Arkansas. We operate a majority of our projects through the drilling and production phases. Our staff has numerous years of experience in the operations area. We have traditionally leveraged the risks associated with drilling by obtaining industry partners to share in the costs.

In addition, the Company, through PPC, owns several miles of pipelines associated with Company operated oil and natural gas properties in Texas which are used for the gathering of natural gas. These gathering lines are located primarily in the Fort Worth Basin and are being utilized to transport the Company's natural gas as well as natural gas.

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

Operating Approach

We believe that a major attribute of the Company is its long history with, and extensive knowledge of, the Fort Worth Basin of Texas. Our technical staff has extensive oil and gas experience in the Fort Worth Basin, and other geological basins in which the Company has operations.

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

From 2003 through 2008, we returned our focus to a strategy of development drilling with an emphasis on our Barnett Shale acreage. Since 2009, the Company’s focus has evolved to seek value-priced acquisitions combined with the development of economically feasible drilling prospects. Currently we are continuing our efforts to acquire producing properties, develop our leasehold acreage, and acquire selective additional leasehold acreage for development purposes. We are pursuing growth primarily through acquisitions of good quality producing properties, participating in drilling projects with other operators, and selective drilling and recompletion activities. Post Covid demand for oil and natural gas products along with boycotts of oil and natural gas from other countries have caused dramatic increases in the prices of oil and natural gas recently. Supply chain shortages along with labor shortages have caused rapidly rising costs for the Company to develop and produce our oil and natural gas reserves. We believe that it is prudent to carefully evaluate all our options and consider whether each transaction can be supported in today’s price environment.

Strategic Business Plans

One of our key strategies is to attempt to maintain shareholder value through implementation of plans for selective drilling projects and value priced acquisitions to the extent the economics of such projects work in the current environment. The Company's long-term focus is to grow its oil and natural gas production through a strategic combination of selected property acquisitions, divestitures, participating in drilling projects with other operators, and a development program primarily based on developing its leasehold acreage. Additionally, the Company plans to continue to rework existing wells to increase production and reserves when feasible.

The Company's primary area of operation has been in the State of Texas. We plan to continue to focus on operations in Texas, and we want to capitalize on our strengths which include an extensive knowledge of the various reservoirs in Texas, experience in operations in this geographic area, development of lease holdings, and utilization of existing infrastructure to minimize costs.

The Company will continue to generate and evaluate prospects using its own technical staff and outside consultants. The Company intends to fund operations primarily from cash flow generated by its operations.

On July 26, 2021, the Company announced that its Board of Directors has initiated a review of strategic alternatives to attempt to enhance shareholder value. The strategic alternatives being considered include a possible sale of all or a material portion of assets, either in one transaction or a series of transactions, a merger of the Company or other form of business combination involving the Company and a third party, the purchase of additional assets, the outright sale of the Company, or recapitalization of the Company.

No definitive timeline exists for the process, and there can be no assurance that the results of the review process will result in a transaction or other change. It is not expected that there will be further disclosure of developments in the review process unless and until the Board of Directors has approved the specific course of action or has otherwise determined that further disclosure is appropriate or required.

Areas of Operations

The Company owns various interests in wells located in numerous states and the Company’s operations are currently located in 6 of those states which include Alabama, Arkansas, Louisiana, Oklahoma, New Mexico and Texas.

The Company holds approximately 76,785 gross acres under lease in the states listed below. The majority of the leases are held by production. A breakout of the Company’s leasehold acreage by geographic area is as follows:

	Operated		Non-Operated				Percent
	Properties		Properties		Total		of Total
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Geographic Area	Acres	Acres	Acres	Acres	Acres	Acres	Acres	Acres
North Texas (1)	5,758	5,429	6,583	276	12,341	5,705	16.09%	32.74%
East Texas	3,200	2,801	8,105	816	11,305	3,617	14.72%	20.75%
Gulf Coast Texas	40	35	2,250	65	2,290	100	2.98%	0.57%
West Texas	1,075	979	2,870	225	3,945	1,204	5.14%	6.91%
Texas Panhandle	1,760	1,216	1,440	99	3,200	1,315	4.17%	7.55%
Alabama	1,160	634	2,218	143	3,378	777	4.40%	4.46%
Arkansas	1,286	1,141	2,317	86	3,603	1,227	4.69%	7.04%
Louisiana	80	80	848	40	928	120	1.21%	0.69%
New Mexico	2,276	1,827	399	9	2,675	1,836	3.48%	10.53%
Oklahoma	317	197	25,831	518	26,148	715	34.05%	4.10%
Colorado	—	—	240	—	240	—	0.31%	0.00%
Kansas	—	—	640	184	640	184	0.83%	1.06%
Michigan	—	—	1,420	5	1,420	5	1.85%	0.03%
Montana	—	—	10	—	10	—	0.01%	0.00%
North Dakota	—	—	342	16	342	16	0.45%	0.09%
Utah	—	—	2,520	473	2,520	473	3.28%	2.71%
Wyoming	—	—	1,800	134	1,800	134	2.34%	0.77%

Total	16,952	14,339	59,833	3,089	76,785	17,428	100.00%	100.00%

(1) North Texas includes the Fort Worth Basin & Bend Arch

The Company uses recent and emerging technologies, as well as proven industry practices, to develop and produce oil and natural gas from its properties. Additionally, the Company has a dedicated and well-trained team of employees and professional staff that continually seek out low-risk profitable drilling and acquisition opportunities.

The majority of the Company’s leasehold acres are located in Texas.

A breakout of the Company's most significant oil and gas reserves by geographic area is as follows:

	BOE	%Total
North Texas including the Fort Worth Basin & Bend Arch	771,616	73.44%
East Texas	139,698	13.30%
Panhandle Texas	26,097	2.48%
West Texas	14,492	1.38%
Gulf Coast Texas	2,370	0.23%
Total Texas	954,273	90.83%

Alabama	55,852	5.32%
Oklahoma	16,317	1.55%
New Mexico	23,270	2.21%
Wyoming	933	0.09%
Total Other States	96,372	9.17%
Total	1,050,645	100.00%

North Texas - Fort Worth Basin & Bend Arch

The Fort Worth Basin-Bend Arch Province has been a focal point of the Company since its inception. Our technical personnel have numerous years of exploration, drilling, completing, and production experience extracting natural gas and oil from both conventional and unconventional hydrocarbon deposits found across the basin. Furthermore, the Company maintains comprehensive and extensive dossiers of geologic and engineering data gathered from the province.

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

Louisiana

Effective June 1, 2021, the Company sold an operated oil well and an operated salt water disposal well in Grays Creek field in Livingston Parish, Louisiana.

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

During the fourth quarter of 2021, the Company participated in the completion of the Howe #1H well located in the Normangee East block of Madison County, Texas. The Company owns a 20.0% working interest along with a 15.0% net revenue interest in the well.

North Texas

During the third quarter, the Company sold six operated gas wells located in the Newark E. Barnett Shale Field of North Texas. Also, during the third quarter, the Company divested itself of two operated gas wells in Parker County, Texas.

West Texas

Subsequent to year end, and effective March 4, 2022, the Company sold its interest in an operated oil well, along with its associated leasehold acreage, in Martin County, Texas. The Company is pursuing Section 1031, Like-Kind Exchange treatment for the proceeds from this transaction and has not calculated the income tax.

Oil and Natural Gas Reserves

The Company’s net proved oil and natural gas reserves have been estimated by Company personnel. (See applicable footnote to the financial statements). No separate independent reserve report analysis has been prepared by an independent third party.

The net proved crude oil and natural gas reserves of the Company as of December 31, 2021, based on SEC guidelines, were classified as follows:

	Barrels of Oil	BCF Gas
Proved Developed Producing	186,690	5.184
Proved Developed Non-Producing	—	—
Proved Undeveloped	—	—
Total Proved Reserves	186,690	5,184

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

On a BOE (barrel of oil equivalent) basis (6 MCF/BOE), the net reserves are:

	Barrels of Oil Equivalent (BOE)

Natural Gas Reserves	863,955	82%
Oil Reserves	186,690	18%
Total Reserves	1,050,645	100%

Proved Developed Producing	1,050,645	100%
Proved Developed Non-Producing	—	0%
Proved Undeveloped	—	0%
Total Proved Reserves	1,050,645	100%

The Company has operational control over the majority of these reserves and can therefore to a large extent control the timing of development and production.

	Barrels of Oil Equivalent (BOE)

Operated Wells	840,398	80%
Non-Operated Wells	210,247	20%
Total	1,050,645	100%

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

Principal Products, Distribution and Availability

The principal products marketed by the Company are crude oil and natural gas which are sold to major oil and gas companies, brokers, pipelines, and distributors. Reserves of oil and natural gas are depleted upon extraction. The Company is always seeking to replace its oil and gas reserves.

The Company is also engaged in the gathering and marketing of natural gas through its subsidiary PPC, which owns several miles of pipeline in Texas. Natural gas is gathered for a fee. Substantially all the natural gas gathered by the Company is produced from wells that the Company operates and in which it owns a working interest.

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

The following is a summary of a partial list of purchasers / operators (listed by percent of total oil and natural gas sales) from oil and natural gas produced by the Company for the three-year period ended December 31, 2021.

Dependence on Purchasers and Operators

Purchaser / Operator	2021	2020	2019
Enlink Gas Marketing, LTD.	14%	12%	8%
Sunoco Partners Marketing	13%	20%	21%
Targa Midstream Services, LLC	11%	11%	8%
Bedrock Energy Partners	9%	0%	0%
Peveler Pipeline, LP	6%	4%	3%
Barnett Gathering, LP	6%	5%	5%
ETC Texas Pipeline, LTD	4%	2%	2%
Pruet Production Co.	4%	3%	3%
Eastex Crude Company	4%	3%	5%
Midcoast Energy Partners LP	4%	2%	2%
IACX Roswell LLC	3%	0%	0%
Hunt Crude Oil Supply	2%	6%	3%
Bedrock Production LLC	2%	10%	8%
Empire Pipeline Corp.	2%	1%	1%
FDL Operating LLC	2%	2%	1%
Phillips 66	2%	3%	3%
Oasis Transportation & Marketing Group	1%	1%	0%
Webb Energy Resources, Inc.	1%	1%	0%
Land and Natural Resource Development	1%	1%	1%
Edinger Engineering Inc.	1%	1%	0%
Valero Energy Corporation	1%	1%	1%
ETX Energy, LLC formerly New Gulf Resources	1%	1%	6%
DCP Midstream, LP	1%	0%	1%
Eagle Ridge Operating, Inc	1%	1%	0%
OXY USA, Inc.	1%	1%	1%
Sandridge Energy, Inc.	0%	0%	1%
ACE Gathering, Inc.	0%	1%	4%
Lion Oil Trading & Transportation	0%	1%	0%
Enterprise Crude Oil, LLC	0%	1%	0%
XTO Energy, Inc.	0%	0%	1%
Enlink Crude Purchasing, LLC	0%	0%	1%
Shell Trading (US) Company	0%	0%	3%
Range Resources Corporation	0%	0%	1%

Oil and natural gas production is sold to many different purchasers/operators under market sensitive, short-term contracts.

Except as set forth above, there are no other purchasers/operators of the Company’s oil and natural gas production that individually accounted for more than one percent (1%) of the Company's oil and natural gas revenues during the three years ended December 31, 2021.

The Company currently has no hedged contracts.

Prospective Drilling Activities

The Company's primary oil and natural gas prospect generation and acquisition efforts have been in known producing areas in the United States with emphasis devoted to Texas.

The Company intends to use a portion of its available funds to participate in operated and non-operated drilling activities. The Company does not own any drilling rigs. Independent drilling contractors perform all drilling activity. The Company does not refine or otherwise process its oil and natural gas production.

Exploration for oil and natural gas is normally conducted with the Company acquiring undeveloped oil and natural gas leases under prospects and carrying out exploratory drilling on the prospective leasehold with the Company retaining a majority interest in the prospect. The Company may sell interests to third parties, with the Company retaining an overriding royalty interest, carried working interest, or a reversionary interest.

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

Employees and Independent Contractors

As of December 31, 2021, the Company employed or contracted for the services of a total of approximately 37 people. Of this total, 12 are full-time employees, and the remainder are part-time employees or independent contractors. We believe that our relationships with our employees and contractors are good.

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

The COVID-19 pandemic and the measures being taken to address and limit the spread of the virus adversely affected the economies and financial markets of the world, resulting in an economic downturn beginning in early 2020 that negatively impacted global demand and prices for crude oil and condensate, natural gas liquids (NGLs) and natural gas. The effects of COVID-19 mitigation efforts, including the wide availability of vaccines, combined with the waning intensity of the pandemic, have resulted in increased demand and prices for crude oil and condensate. During 2021, the demand and prices for crude oil and condensate returned to pre-pandemic levels, but uncertainty related to COVID-19 may continue to cause a fluctuation in demand and prices for crude oil and condensate. The continuing COVID-19 pandemic, related economic repercussions, and any future outbreak of any other highly infectious or contagious diseases may negatively affect the Company, our financial condition, results of operations, and cash flows. However, the duration and extent of the impact of the COVID-19 pandemic on the Company and our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, is uncertain and depends on various factors that we cannot predict or quantify, including: the severity and duration of the pandemic; governmental, business and other actions in response to the pandemic; the impact of the pandemic on economic activity; the response of the overall economy and the financial markets; the demand for oil and natural gas, which may be reduced on a prolonged or permanent basis due to a structural shift in the global economy or in connection with a global recession or depression; any impairment in the value of the Company’s assets which could be recorded as a result of a weaker economic conditions or commodity prices. There are no comparable recent events that provide guidance as to the effect the COVID-19 pandemic may have, and as a result, the ultimate impact of the pandemic is highly uncertain and subject to change.

Rising inflation and other uncertainties regarding the global economy, financial environment, and global conflict could lead to an extended national or global economic recession. A slowdown in economic activity caused by a recession would likely reduce national and worldwide demand for oil and natural gas and result in lower commodity prices. Prolonged, substantial decreases in oil and natural gas prices would likely have a material adverse effect on the Company’s business, financial condition, and results of operations, and could further limit the Company's access to liquidity and credit and could hinder its ability to satisfy its capital requirements.

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

A negative shift in some of the public’s attitudes toward the oil and natural gas industry could adversely affect the Company’s ability to raise debt and equity capital. Certain segments of the investment community have developed negative sentiments about investing in the oil and natural gas industry. Recent equity returns in the sector versus other industry sectors have led to lower oil and natural gas representation in certain key equity market indices. In addition, some investors, including investment advisors and certain wealth funds, pension funds, university endowments and family foundations, have stated policies to disinvest in the oil and natural gas sector based on their social and environmental considerations. Certain other stakeholders have also pressured commercial and investment banks to halt financing oil and natural gas production and related infrastructure projects. Such developments, including environmental, social and governance (“ESG”) activism and initiatives aimed at limiting climate change and reducing air pollution, could result in downward pressure on the stock prices of oil and natural gas companies. The Company’s stock price could be adversely affected by these developments. This may also potentially result in a reduction of available capital funding for potential development projects, impacting the Company’s future financial results.

The Company faces various risks associated with increased negative attitudes toward oil and natural gas exploration and development activities. Opposition to oil and natural gas drilling and development activities has been growing globally and is expanding in the United States. Companies in the oil and natural gas industry are often the target of efforts from both individuals and nongovernmental organizations regarding safety, human rights, climate change, environmental matters, sustainability, and business practices. Anti-development groups are working to reduce access to federal and state government lands and delay or cancel certain operations such as drilling and development along with other activities. Opposition to oil and natural gas activities could materially and adversely impact the Company’s ability to operate our business and raise capital.

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

This annual report contains estimates of our oil and natural gas reserves and the future net cash flows from those reserves. These estimates have been prepared by Company personnel for 2021, 2020 and 2019. There are numerous uncertainties inherent in estimating quantities of reserves of oil and natural gas and in projecting future rates of production and the timing of development expenditures, including many factors beyond our control. The reserve estimates in this annual report are based on various assumptions, including decline curve analysis, constant oil and natural gas prices, operating expenses, capital expenditures and the availability of funds, and therefore, are inherently imprecise indications of future net cash flows. Actual future production, cash flows, taxes, operating expenses, development expenditures and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this annual report. Additionally, our reserves may be subject to downward or upward revision based upon actual production performance, results of future development and exploration, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

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

There are risks in acquiring producing oil and natural gas properties, including difficulties in integrating acquired properties into our business, additional liabilities and expenses associated with acquired properties, diversion of management attention, increasing the scope, geographic diversity, and complexity of our operations.

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

Possible future acquisitions could result in our incurring debt, contingent liabilities, and expense, all of which could have a material effect on our financial condition and operating results.

Acquisitions may prove to be worth less than we paid because of uncertainties in evaluating recoverable reserves and potential liabilities.

Successful acquisitions require an assessment of several factors, including estimates of recoverable reserves, exploration potential, recovery applicability from water flood and Enhanced Oil Recovery techniques (“EOR”), future oil and natural gas prices, operating costs, and potential environmental and other liabilities. Such assessments are inexact, and their accuracy is inherently uncertain. In connection with our assessments, we perform a review of the acquired properties which we believe is generally consistent with industry practices. However, such a review will not reveal all existing or potential problems. In addition, our review may not permit us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. We do not inspect every well or property. Even when we inspect a well or property, we do not always discover structural, subsurface, and environmental problems that may exist or arise. We are generally not entitled to contractual indemnification for pre-closing liabilities, including environmental liabilities. Normally, we acquire interests in properties on an “as is” basis with limited remedies for breaches of representations and warranties. As a result of these factors, we may not be able to acquire oil and natural gas properties that contain economically recoverable reserves or be able to complete such acquisitions on acceptable terms.

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

We do not operate some of the properties in which we have an interest, and we have limited ability to exercise influence over operations for these properties or their associated costs. As of December 31, 2021, approximately 20% of our crude oil and natural gas proved reserves were operated by other companies. Our dependence on other operators and other working interest owners for these projects and our limited ability to influence operations and associated costs could materially adversely affect the realization of our targeted return on capital in drilling or acquisition activities and our targeted production growth rate. The success and timing of drilling, development and exploitation activities on properties operated by others depend on a number of factors that are beyond our control, including the operator’s expertise and financial resources, approval of other participants for drilling wells and utilization of technology.

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

We intend to increase to some extent our development and, to a lesser extent, exploration activities. Exploration drilling and, to a lesser extent, development drilling of oil and gas reserves involve a high degree of risk that no commercial production will be obtained and/or that production will be insufficient to recover drilling and completion costs. The cost of drilling, completing and operating wells is often uncertain. Our drilling operations may be curtailed, delayed, or canceled as a result of numerous factors, including title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment. Furthermore, completion of a well does not assure a profit on the investment or a recovery of drilling, completion, and operating costs.

We depend on our key management personnel and technical experts and the loss of any of these individuals could adversely affect our business.

If we lose the services of our key management personnel, technical experts or are unable to attract additional qualified personnel, our business, financial condition, results of operations, development efforts and ability to grow could suffer. We have assembled a team of engineers, landmen, and geologists who have considerable experience in drilling and completion techniques to explore for and to develop crude oil and natural gas. We depend upon the knowledge, skill, and experience of these experts to assist us in improving the performance and reducing the risks associated with our participation in crude oil and natural gas exploration and development projects. In addition, the success of our business depends, to a significant extent, upon the abilities and continued efforts of our management, particularly Chris Mazzini, our Chief Executive Officer, President and Chairman of the Board. We do not have an employment agreement with or key-man life insurance on Mr. Mazzini or any of our other employees.

The inability to continue to hire, train and retain operational, technical, and managerial personnel could adversely affect our results of operations.

The average age of the employee base of the Company has been increasing for several years, with a number of employees becoming eligible to retire within the next one to ten years. If we are unable to hire appropriate personnel to fill future needs, the Company could encounter operating challenges and increased costs, primarily due to a loss of knowledge, errors due to inexperience or the lengthy time typically required to adequately train replacement personnel. In addition, higher costs could result from the increased use of contractors to replace retiring employees, loss of productivity or increased safety compliance issues. The inability to hire, train and retain new operational, technical, and managerial personnel adequately and to transfer institutional knowledge and expertise could adversely affect our ability to manage and operate our business. If we were unable to hire, train and retain appropriately qualified personnel, our results of operations could be adversely affected.

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

Our executive officers, directors, and their affiliates as of December 31, 2021, hold approximately 87.35% of our outstanding shares of common stock. As a result, officers, directors and their affiliates and such shareholders have the ability to exert significant influence over our business affairs, including the ability to control the election of directors and results of voting on all matters requiring shareholder approval. This concentration of voting power may delay or prevent a potential change in control.

Certain of our affiliates have engaged in business transactions with the Company, which may result in conflicts of interest.

Certain officers, directors, and related parties, including entities controlled by Mr. Mazzini, the President and Chief Executive Officer, have engaged in business transactions with the Company which were not the result of arm's length negotiations between independent parties. Our management believes that the terms of these transactions were as favorable to us as those that could have been obtained from unaffiliated parties under similar circumstances. All future transactions between us and our affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of the members of our Board of Directors.

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

Our Board of Directors presently intends to retain all our earnings for the expansion of our business. We therefore do not anticipate the distribution of cash dividends in the foreseeable future. Any future decision of our Board of Directors to pay cash dividends will depend, among other factors, upon our earnings, financial position, and cash requirements.

We are subject to certain title risks.

Our company employees and contract land professionals have reviewed title records or other title review materials relating to substantially all our producing properties. The title investigation performed by us prior to acquiring undeveloped properties is thorough, but less rigorous than that conducted prior to drilling, consistent with industry standards. We believe we have satisfactory title to all our producing properties in accordance with standards generally accepted in the oil and gas industry. Our properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens, which we believe do not materially interfere with the use of or affect the value of such properties. At December 31, 2021, our leaseholds for some of our net acreage were being kept in force by virtue of production on that acreage in paying quantities. The remaining net acreage was held by lease rentals and similar provisions and requires production in paying quantities prior to expiration of various time periods to avoid lease termination.

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

Our business is highly capital-intensive, requiring continuous development and acquisition of oil and gas reserves. In addition, capital is required to operate and expand our oil and natural gas field operations and purchase equipment. On December 31, 2021, we had working capital of $6,996,000. We anticipate that we will be able to meet our cash requirements for the next 12 months. However, if such plans or assumptions change or prove to be inaccurate, we could be required to seek additional financing sooner than currently anticipated.

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

Our revenues, profitability and the carrying value of our oil and gas properties are substantially dependent upon prevailing prices of, and demand for, oil and natural gas and the costs of acquiring, finding, developing, and producing reserves. Our ability to obtain borrowing capacity, to repay future indebtedness, and to obtain additional capital on favorable terms is also substantially dependent upon oil and natural gas prices. Historically, the markets for oil and natural gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and natural gas are subject to wide fluctuations in response to: (i) relatively minor changes in the supply of, and demand for, oil and natural gas; (ii) market uncertainty; and (iii) a variety of additional factors, all of which are beyond our control. These factors include domestic and foreign political conditions, the price and availability of domestic and imported oil and natural gas, the level of consumer and industrial demand, weather, domestic and foreign government relations, the price and availability of alternative fuels and overall economic conditions. Furthermore, the marketability of our production depends in part upon the availability, proximity, and capacity of gathering systems, pipelines and processing facilities. Volatility in oil and natural gas prices could affect our ability to market our production through such systems, pipelines or facilities. As of December 31, 2021, approximately 97% of our oil and natural gas production is currently sold to 25 purchasers/operators on a month-to-month basis at prevailing spot market prices. Oil prices remained subject to unpredictable political and economic forces during 2021, 2020, and 2019, and experienced fluctuations similar to those seen in natural gas prices for the year. We believe that oil prices will continue to fluctuate in response to changes in the policies of the Organization of Petroleum Exporting Countries ("OPEC"), changes in demand from many Asian countries, current events in the Middle East and Eastern Europe, security threats to the United States, and other factors associated with the world political and economic environment. As a result of the many uncertainties associated with levels of production maintained by OPEC and other oil producing countries, the availabilities of worldwide energy supplies and competitive relationships and consumer perceptions of various energy sources, we are unable to predict what changes will occur in crude oil and natural gas prices.

Gathering and transporting natural gas involve risks that may result in accidents and additional operating costs.

Our natural gas pipeline business involves several hazards and operating risks that cannot be completely avoided, such as leaks, accidents, and operational problems, which could cause loss of human life, as well as substantial financial losses resulting from property damage, damage to the environment and to our operations. We maintain liability and property insurance coverage in place for many of these hazards and risks. However, because some of our pipelines are near or are in populated areas, any loss of human life or adverse financial results resulting from such events could be large. If these events were not fully covered by our general liability and property insurance, which policies are subject to certain limits and deductibles, our operations or financial results could be adversely affected. Our pipelines are aging, and we will be responsible for eventually replacing these lines. The costs of maintaining and replacing our aging pipeline infrastructure may have a material adverse impact on our operating costs and financial results.

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

Our business operations and information technology systems may be vulnerable to an attack by individuals or organizations intending to disrupt our business operations and information technology systems, even though the Company has implemented policies, procedures, and controls to prevent and detect these activities. We use our information technology systems to manage our oil and gas operations and other business processes. Disruption of those systems could adversely impact our ability to safely operate our wells, operate our pipelines or otherwise run our business. Accordingly, if such an attack or act of terrorism were to occur, our operations and financial results could be adversely affected. In addition, we use our information technology systems to protect confidential or sensitive employee and Company information developed and maintained in the normal course of our business. Any attack on such systems that would result in the unauthorized release of employee, or other confidential or sensitive data could have a material adverse effect on our business reputation, increase our costs and expose us to additional material legal claims and liability. If such an attack or act of terrorism were to occur, our operations and financial results would be adversely affected since we may not maintain insurance coverage to cover these risks.

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

None

Item 2. Properties

OIL AND GAS PROPERTIES

The following table sets forth pertinent data with respect to the Company-owned oil and gas properties, all located within the continental United States, as estimated by the Company:

	Years Ended December 31,
	2021	2020	2019
Gas and Oil Properties, net (1)
Proved developed gas reserves-Mcf (2)
Proved developed producing	5,184,000	2,913,000	6,849,000
Proved developed non-producing	—	—	—
Proved undeveloped gas reserves-Mcf (3)	—	—	—
Total proved gas reserves-Mcf	5,184,000	2,913,000	6,849,000

Proved Developed Crude Oil and
Condensate reserves-Bbls (2)
Proved developed producing	187,000	145,000	262,000
Proved developed non-producing	—	—	—
Proved Undeveloped crude oil and	—	—	—
Condensate reserves-Bbls (3)	—	—	—
	187,000	145,000	262,000

(1) The estimate of the net proved oil and natural gas reserves, future net revenues, and the present value of future net revenues.

(2) "Proved Developed Oil and Natural gas Reserves" are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

(3) "Proved Undeveloped Reserves" are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. See the footnote to the Financial Statements, Supplemental Reserve Information (Unaudited), for further explanation of the changes for 2019 through 2021.

(4) Reserve amounts are rounded to the nearest thousand.

Productive Wells

The following table sets forth our domestic productive wells, shut-in wells, and includes both operated and non-operated wells at December 31, 2021.

Gas Wells		Oil Wells		Total Wells
Gross	Net	Gross	Net	Gross	Net

246	80.16	160	57.35	406	137.51

Acreage

The following table sets forth our undeveloped and developed gross and net leasehold acreage for our operated and non-operated wells at December 31, 2021. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether such acreage contains proved reserves. Undeveloped acreage should not be confused with undrilled acreage held by Production under the terms of a lease. Undrilled acreage held by production under the terms of a lease is included in the Developed Acreage category total shown below.

Undeveloped Acreage		Developed Acreage		Total Acreage
Gross	Net	Gross	Net	Gross	Net

5,658	1,925	76,785	17,427	82,443	19,352

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

Wells Drilled and Completed

The Company's working interests in both operated and outside operated exploration and development wells completed during the years indicated were as follows:

	2021		2020		2019
	Gross	Net	Gross	Net	Gross	Net

Exploratory Wells (1):
Productive	1.000	0.200	1.000	0.030	1.000	0.014
Non-Productive	—	—	—	—	—	—
Total	1.000	0.200	1.000	0.030	1.000	0.014

Developed Wells (2):
Productive	—	—	—	—	—	—
Non-Productive	—	—	—	—	—	—
Total	—	—	—	—	—	—

Total Exploration & Development Wells:
Productive	1.000	0.200	1.000	0.030	1.000	0.014
Non-Productive	—	—	—	—	—	—
Total	1.000	0.200	1.000	0.030	1.000	0.014

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

The following tables set forth additional data with respect to production from Company-owned oil and gas operated and non-operated properties, all located within the continental United States:

	For the years ended December 31,
	2021	2020	2019	2018	2017

Oil and Gas Production, net:
Natural Gas (Mcf)	778,462	743,465	916,456	874,812	619,654
Crude Oil & Condensate (Bbl)	33,604	30,900	41,919	43,136	51,082

Average Sales Price per Unit Produced
Natural Gas (Mcf)	$4.23	$1.84	$2.08	$2.86	$2.87
Crude Oil & Condensate (Bbl)	$56.87	$41.71	$55.76	$62.09	$47.70

Average Production Cost per Equivalent Barrel (1) (2)	$12.87	$12.92	$13.26	$13.18	$13.33

(1) Includes severance taxes and ad valorem taxes.

(2) Natural gas production is converted to equivalent barrels at the rate of six MCFG per barrel, representing relative energy content of natural gas to oil.

The Company owns producing royalties and overriding royalties under properties located in Texas. The revenue from these properties is not significant.

The Company is not aware of any major discovery or other favorable or adverse event that is believed to have caused a significant change in the estimated proved reserves since December 31, 2021.

OFFICE SPACE

The Company owns a commercial office building. The property is a two-story multi-tenant, garden office building with a sub-grade parking garage. The building was built in 1983 and contains approximately 46,286 rentable square feet, sitting on a 1.4919-acre block of land situated in north Dallas, Texas in close proximity to hotels, restaurants, and shopping areas (the Galleria Mall) with easy access to Interstate Highway 635 (LBJ Freeway) and Dallas Parkway (North Dallas Toll Road). The Company occupies approximately 10,273 rentable square feet of the building as its primary office headquarters and leases the remaining space in the building to non-related third-party commercial tenants at prevailing market rates.

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

Prior to 2004, no significant public trading market had been established for the Company's common stock. The Company does not believe that listings of bid and asking prices for its stock are indicative of the actual trades of its stock, since trades are made infrequently. The following table shows high and low trading prices for each quarter in 2021, 2020, and 2019 as aggregated by Yahoo!.com from various OTC sources.

	Price Per Share
	High	Low

2021
First Quarter	$2.49	$1.61
Second Quarter	$2.49	$1.63
Third Quarter	$4.02	$1.65
Fourth Quarter	$4.12	$2.62

2020
First Quarter	$2.86	$1.01
Second Quarter	$1.96	$1.05
Third Quarter	$2.22	$1.51
Fourth Quarter	$2.65	$1.52

2019
First Quarter	$3.97	$2.60
Second Quarter	$3.70	$2.12
Third Quarter	$3.00	$1.63
Fourth Quarter	$2.35	$1.35

During the First Quarter of 2022 subsequent to year end, the following high and low prices were recorded for the Company's common stock.

	Price Per Share
	High	Low
2022
First Quarter	$3.88	$2.85

There is no amount of common stock that is subject to outstanding warrants to purchase, or securities convertible into, common stock of the Company.

According to the transfer records of the Company on April 15, 2022, common stock of the Company was held by approximately 535 known holders of record.

The following chart compares the yearly percentage change in the cumulative total stockholder return on the Company's Common Stock during the five years ended December 31, 2021, with the cumulative total return of the Standard and Poor's 500 Stock Index and of the Dow Jones U.S. Exploration and Production Index (formerly Dow Jones Secondary Oil Stock Index). The comparison assumes $100 was invested on December 31, 2016 in the Company's Common Stock and in each of the foregoing indices and assumes reinvestment of dividends. The Company paid no dividends on its Common Stock during the five-year period. Figures shown are past results and are not predictive of results in future periods.

Stock Performance Chart

Comparison of Five-Year Cumulative Total Return Among

Spindletop Oil & Gas Co., S&P 500 Index and

the Dow Jones U.S. Exploration and Production Index

The Company has not paid any dividends since its reorganization, and it is not contemplated that it will pay any dividends on its Common Stock in the foreseeable future.

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

Item 6. Selected Financial Data

The selected financial information presented should be read in conjunction with the consolidated financial statements and the related notes thereto.

	For the years ended December 31,
	2021	2020	2019	2018	2017

Total Revenue	$6,620,000	$4,179,000	$5,587,000	$6,734,000	$5,604,000
Net Income (Loss)	1,037,000	(894,000)	(646,000)	264,000	(3,000)
Earnings (Loss) per Share	$0.15	($0.13)	($0.09)	$0.04	$0.00

	For the years ended December 31,
	2021	2020	2019	2018	2017

Total Assets	$26,085,000	$22,670,000	$23,898,000	$24,398,000	$24,132,000
Long-Term Debt	—	—	—	—	—

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

In order to test the cost center ceiling, the Company prepares a “Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Natural Gas Reserves (Unaudited)” as of the end of each calendar year (“the Reserve Report”). The Company prepared its annual Reserve Report as of December 31, 2021.

Reserve estimates are prepared in accordance with standard Security and Exchange Commission guidelines. The estimated net future net cash flows for 2021, 2020, and 2019, were computed using a 12-month average price, calculated as the un-weighted arithmetic average of the first day-of-the month price for each month of the year. Lease operating costs, compression, dehydration, transportation, ad valorem taxes, severance taxes, and federal income taxes were deducted. Costs and prices were held constant and were not escalated over the life of the properties. No deductions were made for interest. The annual discount of estimated future cash flows is defined, for use herein, as future cash flows discounted at 10% per year, over the expected period of realization.

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

During the year ended December 31, 2021, average quarterly crude oil prices per bbl for the Company were $49.34, 59.53, 53.55 and 56.87. During the year ended December 31, 2020, average quarterly crude oil prices per bbl for the Company were $45.26, $23.46, $36.48, and $44.94. During the year ended December 31, 2019, average quarterly crude oil prices per bbl for the Company were $48.27, $54.67, $54.84, and $51.42 respectively.

During the year ended December 31, 2021, average quarterly natural gas prices per bbl for the Company were $3.07, $2.93, $4.15, and $4.23. During the year ended December 31, 2020, average quarterly natural gas prices per mcf for the Company were $1.26, $1.06, $1.88, and $2.20. During the year ended December 31, 2019, average quarterly natural gas prices per mcf for the Company were $2.64, $2.10, $1.62, and $2.07 respectively.

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

We may incur impairments to our crude oil and natural gas properties in future years. The possibility and amount of any future impairment is difficult to predict, and will depend, in part, upon future crude oil and natural gas prices to be utilized in the ceiling test, estimates of proved reserves and future capital expenditures and operating costs. We cannot assure you that we will not experience write-downs in the future. If commodity prices decline or if any of our proved reserves are revised downward, a write-down of the carrying value of our oil and gas properties may be required.

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

Results of Operations

2021 Compared to 2020

Oil and natural gas revenues for the year ended December 31, 2021, were $5,466,000 compared to $2,924,000 for the year ended December 31, 2020, an increase of $2,542,000 or 86.9%.

Oil revenue for 2021 was approximately $2,177,000 compared to $1,552,000 for 2020, an increase of approximately $625,000 or 40.3%. Oil prices increased to an average of $56.87 per barrel in 2021 from an average of $41.71 per barrel in 2020, an increase of $15.16 per barrel or 36.5%. Oil sales increased to 33,600 barrels from approximately 30,900 barrels in 2020, an increase of 2,700 barrels or 8.7%.

Natural gas revenue for 2021 was approximately $3,289,000 compared to $1,372,000 for 2020, an increase of approximately $1,917,000 or 139.7%. Natural gas sales increased to approximately 778,500 mcf in 2021 from approximately 743,000 mcf in 2020, an increase of approximately 35,500 mcf or 14.8%. Natural gas prices increased to an average of $4.23 per mcf in 2021 an increase of $2.39 or 129.9% from an average of $1.84 per mcf in 2020.

In general, revenues from oil and natural gas producing operations experienced a significant increase for the year ended December 31, 2021, as compared to the same period in 2020. These increases resulted in part from increased oil and natural gas prices, as well as production increases. A significant number of both operated and non-operated wells were shut-in during 2020 due to historic low oil and natural gas prices and most of these wells were returned to production in 2021 and were producing at December 31, 2021.

Revenue from lease operations was approximately $219,000 for 2021, compared to approximately $233,000 in 2020, a decrease of approximately $14,000 or 6.0%. Revenue from lease operations results from field supervision charges on operated wells as well as administrative overhead billed to working interest owners.

Revenues from gas gathering, compression, and equipment rental for 2021 were approximately $99,000, an increase of approximately $10,000 or 11.2% from approximately $89,000 in 2020. The increase was due primarily to an increase in natural gas volume sold through PPC.

Real estate rental revenue for 2021 was approximately $240,000, a decrease of approximately 32,000 or 11.7% from approximately $272,000 in 2020. The decrease was due to lease re-negotiations and the loss of tenants.

Interest income for 2021 was approximately $149,000, a decrease of approximately $67,000 from approximately $216,000 in 2020 or 31.0%. Interest income is derived from investments in both short-term and long-term certificates of deposit as well as money market accounts at banks.

Debt forgiveness income. On March 18, 2021, the Company received funding of a loan pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security Act, enacted March 27, 2020, in the amount of $403,572. In December 2021, the Company received notification that the Small Business Administration authorized full forgiveness of the PPP loan. The amount of the loan which was fully forgiven is recorded as debt forgiveness income.

Other revenue for 2021 was $44,000, as compared to $42,000 in 2020, an increase of $2,000 or 4.8%.

Lease operating expenses 2021 were $1,207,000 as compared to $1,324,000 in 2020, a net decrease of approximately $117,000, or 8.8%. There were both increases and decreases within different segment categories of lease operating expenses. Amounts billed by third-party operators as operating expenses on non-operated properties decreased by approximately $95,000. The remaining decrease of approximately $22,000 represents net increases and decreases on various operated properties due to general price fluctuations and levels of operation activity.

Production taxes, gathering, and marketing expenses for 2021 were approximately $896,000 compared to $675,000 in 2020, an increase of approximately $221,000, or 32.7%. This increase was directly related to the increase in oil and natural gas production and revenues.

Pipeline and rental expenses for 2021 were approximately $17,000 compared to approximately $9,000 for 2020, an increase of approximately $8,000, or 88.9%. The increase is primarily due to repair and maintenance expenses in 2021 as compared to 2020.

Real estate expenses in 2021 were approximately $167,000 compared to $174,000 during the same period in 2020, a decrease of approximately $7,000 or 4.0%.

Depreciation and amortization expense for 2021 was $121,000 compared to $452,000 for 2020, a decrease of approximately $331,000 or 73.2%. Amortization of the full cost pool of oil and natural gas assets for 2021 was approximately $63,000 compared to $393,000 for the year ended 2020, a decrease of approximately $330,000 or 84.0%. The Company re-evaluated its proved oil and gas reserves as of December 31, 2021, and increased its estimated total proved reserves by approximately 421,000 BOE to 1,051,000 BOE at the end of 2021 compared to 630,000 BOE at the end of 2020, an increase of approximately 66.8%. Sales of oil and natural gas products during 2021 increased by approximately 8,000 BOE from approximately 155,000 BOE in 2020 to approximately 163,000 BOE in 2021, an increase of 5.1%. (See Footnote 17 to the Financial Statements). This resulted in a decrease in the depletion rate factor from 19.722% in 2020 on an unamortized full cost pool base of $1,994,000 to a depletion rate factor of 13.107% on an unamortized full cost pool base of $477,000 in 2021. The net decrease in the unamortized full cost pool base of $1,517,000 is due primarily to a credit to the full cost pool of approximately $1,511,000 from the sale properties during 2021 in accordance with full cost accounting procedures.

Asset Retirement Obligation (“ARO”) accretion expense for 2021 was $572,000 up from $139,000 in 2020, an increase of $433,000 or 311.5%. The ARO calculation is based on the Company’s annual reserve report and takes into consideration the changes between years of the Company’s estimated obligation to plug its interests in existing wells. This estimated future plugging cost is discounted using a 10% discount factor based on the estimated life of each property. Changes are incorporated as applicable into the full cost pool and the carrying value of the liability. Accretion expense measures and incorporates changes due to the passage of time into the carrying amount of the liability.

General and administrative expenses for 2021 were approximately $2,685,000 as compared to approximately $2,640,000 for 2020, an increase of approximately $45,000 or 1.7%.

2020 Compared to 2019

Oil and natural gas revenues for the year ended December 31, 2020, were $2,924,000 compared to $4,631,000 for the year ended December 31, 2019, a decrease of $1,707,000 or 36.9%.

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

Debt forgiveness income. On May 1, 2020, the Company received funding of a loan pursuant to the Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security Act, enacted March 27, 2020 in the amount of $403,573. In December 2020, the Company received notification that the Small Business Administration authorized full forgiveness of the PPP loan. The amount of the loan which was fully forgiven is recorded as debt forgiveness income.

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

Depreciation and amortization expense for 2020 was $452,000 compared to $456,000 for 2019, a decrease of approximately $4,000 or 0.9%. Amortization of the full cost pool of oil and natural gas assets for 2020 was $393,000 compared to $394,000 for the year ended 2019, a decrease of approximately $1,000 or 0.3%. The Company re-evaluated its proved oil and gas reserves as of December 31, 2020 and decreased its estimated total proved reserves by approximately 352,000 BOE to 630,000 BOE at the end of 2020 compared to 982,000 BOE at the end of 2019, a decrease of approximately 35.9%. Sales of oil and natural gas products during 2020 decreased by approximately 40,000 BOE from approximately 195,000 BOE in 2019 to approximately 155,000 BOE in 2020, a decrease of 20.5%. (See footnote to the Financial Statements). This resulted in an increase in the depletion rate factor from 16.543% in 2019 on an unamortized full cost pool base of $2,382,000 to a depletion rate factor of 19.722% on an unamortized full cost pool base of $1,994,000 in 2020. The net decrease in the unamortized full cost pool base of $388,000 is due mainly to a depletion charge of $394,000 from 2019.

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

Item 8. Consolidated Financial Statements and

Schedules Index at Page 45

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

Management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not Applicable

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The Directors and Executive Officers of the Company and certain information concerning them is set forth below:

Name	Age	Position

Chris G. Mazzini	64	Chairman of the Board, Director, and President

Michelle H. Mazzini	60	Director, Vice President, Secretary, and Treasurer

Ted R. Munselle	66	Director

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

Board Meetings, Committees, and Corporate Governance

The Board of Directors met one time in 2021. The Board has established an audit committee. The Board is small, and all members of the Board serve on the audit committee. The function of the audit committee is to assist the Board in fulfilling its oversight responsibilities by reviewing the financial information that will be provided to the shareholders and others, the systems of internal controls that management and the Board of Directors have established, and the audit process. During 2021, Mr. Munselle was Chairman of the Audit Committee. Mr. Munselle is qualified as an “audit committee financial expert” within the meaning of SEC Regulations.

With respect to nominations to the Board, compensation, financial planning, strategies, and business alternatives, the Company does not have separate committees as the Board is small and all members of the Board participate in making recommendations and decisions on these matters.

Item 11. Executive Compensation

Cash Compensation

Cash compensation including salaries and bonuses, of $501,431, $404,447, and $227,959 was paid to Mr. Mazzini in 2021, 2020, and 2019 respectively. Cash compensation including salaries and bonuses of $392,230, $332,898, and $182,493 was paid to Ms. Mazzini in 2021, 2020, and 2019 respectively.

The Company has no stock option or incentive plan, does not grant any plan-based awards or awards of equity securities. The Company has no pension plan for its employees.

Compensation Pursuant to Plan

None

Other Compensation

Key employees and officers of the Company may sometimes be assigned overriding royalty interests and/or carried working interests in projects acquired by or generated by the Company. These interests normally vary from less than one percent to three percent for each employee or officer. There is no set formula or policy for such program, and the frequency and amounts are largely controlled by the economics of each project. We believe that these types of compensation arrangements enable us to attract, retain and provide additional incentives to qualified and experienced personnel.

Compensation of Directors

Directors who are employees of the Company are not currently compensated for their services on the Board. Mr. Munselle was paid a director’s fee of $10,000 in 2021, $10,000 in 2020 and $10,000 in 2019 to compensate him for his position as the Board of Directors’ Financial Expert. Mr. Munselle also receives $2,500 for each Board of Directors’ meeting during the year other than the annual meeting.

Termination of Employment and Change of Control Arrangement

There are no plans or arrangements for payment to officers or directors upon resignation or a change in control of the Registrant.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners and Managers

The table below sets forth the information indicated regarding ownership of the Registrant's common stock, $.01 par value, the only outstanding voting securities, as of April 15, 2022 with respect to: (i) any person who is known to the Registrant to be the owner of more than five percent of the Registrant's common stock; (ii) the common stock of the Registrant beneficially owned by each of the directors of the Registrant, and (iii) by all officers and directors as a group. Each person has sole investment and voting power with respect to the shares indicated, except as otherwise set forth in the footnotes to the table.

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

** Percentages are based upon 6,755,318 shares of Common Stock outstanding on April 15, 2022.

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

Item 13. Certain Relationships and Related Transactions and Director Independence

Transactions with Management and Others

Certain officers, directors, and related parties, including entities controlled by Mr. Mazzini, the President and Chief Executive Officer, have engaged in business transactions with the Company which were not the result of arm's length negotiations between independent parties. Our management believes that the terms of these transactions were as favorable to us as those that could have been obtained from unaffiliated parties under similar circumstances. All future transactions between us and our affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of the members of our Board of Directors.

Certain Business Relationships

On October 1, 2008, Giant entered into an Administrative Services Agreement with the Company whereby Giant pays the Company $250 per month for the Company providing administrative services to Giant; this agreement was terminated in 2021. On October 1, 2008, the Company entered into a similar agreement with Giant NRG Co., LP (“NRG”) a limited partnership with Chris Mazzini and Michelle Mazzini as limited partners. Under this agreement NRG pays a monthly fee of $1,500 to the Company in exchange for the Company providing certain administrative services to NRG. The Company has entered into a similar arrangement with Peveler Pipeline, LP ("Peveler"), whereby Peveler pays the Company a monthly charge of $250 in exchange for the Company providing administrative services to Peveler. Chris and Michelle Mazzini are the owners of Peveler Pipeline, LP, a limited partnership which owns a pipeline gathering system servicing wells owned by Giant, another related entity, described elsewhere in this report. The Company entered into a similar agreement with M-R Ventures, LLC (“MRV”) a limited liability company that operates some wells in Michigan, and that is owned by Chris and Michelle Mazzini. Pursuant to this agreement, MRV pays the Company a monthly fee in the amount of $500 for certain administrative services that the Company provides to MRV. The Company entered into a similar agreement with Reserve Royalty Company (“Reserve”) a sole proprietorship that holds some royalty interests owned by Chris and Michelle Mazzini. Pursuant to this agreement, Reserve pays the Company a monthly fee in the amount of $350 for certain administrative services that the Company provides to Reserve. See also Footnote 5 to the Financial Statements.

During the fourth quarter of 2021, the Company participated in the completion of the Howe #1H well located in the Normangee East block of Madison County, Texas, operated by Giant NRG Co., LP, a related entity.

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

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees for professional services rendered to Spindletop Oil & Gas Co. and Subsidiaries for the years 2021 and 2020 by accounting firm, Farmer, Fuqua, & Huff, P.C.

Type of Fees	2021	2020

Audit Fees	$45,500	$50,500
Audit Related Fees	—	—
Tax Fees	—	—
All other fees	—	—

Members of the Board of Directors (the "Board") fulfill the responsibilities of an audit committee and have established policies and Procedures for the approval and pre-approval of audit services and permitted non-audit services. The Board has the responsibility to engage and terminate Farmer, Fuqua, & Huff, P.C. an independent registered public accounting firm, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All the fees for 2021 and 2020 were pre-approved by the Board or were within the pre-approved guidelines for permitted non-audit services and fees established by the Board, and there were no instances of waiver of approved requirements or guidelines during the same periods.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a.	The following documents are filed as a part of this report:

	(1) FINANCIAL STATEMENTS: The following financial statements of the Registrant and Report of Independent Registered Public Accounting Firm therein are filed as part of this Report on Form 10-K:

		Page
	Report of Farmer, Fuqua & Huff, P.C Independent Registered Public Accounting Firm	49-50
	Consolidated Balance Sheets	51-52
	Consolidated Statements of Operations	53
	Consolidated Statements of Changes in Stockholders' Equity	54
	Consolidated Statements of Cash Flows	55
	Notes to Consolidated Financial Statements	56

	(2) FINANCIAL STATEMENT SCHEDULES:

	Schedule II - Valuation and Qualifying Accounts	75
	Schedule III - Real Estate and Accumulated Depreciation	76

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

Date: April 15, 2022

By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures
Principal Executive Officers	Capacity	Date

/s/ Chris Mazzini
	President, Director	April 15, 2022
Chris Mazzini	(Chief Executive Officer

/s/ Michelle Mazzini
	Vice President, Secretary,	April 15, 2022
Michelle Mazzini	Treasurer, Director

/s/ Ted R. Munselle
	Director	April 15, 2022
Ted R. Munselle

/s/ Robert E. Corbin	Principal Financial Officer	April 15, 2022
and Accounting Manager
Robert E. Corbin

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
Index to Consolidated Financial Statements and Schedules

Page

Report of Independent Registered Public Accounting Firm	49-50

Consolidated Balance Sheets - December 31, 2021, and 2020	51-52

Consolidated Statements of Operations for the Years Ended
December 31, 2021, 2020 and 2019	53

Consolidated Statements of Changes in Shareholders' Equity
for the Years Ended December 31, 2021, 2020 and 2019	54

Consolidated Statements of Cash Flows
for the Years Ended December 31, 2021, 2020 and 2019	55

Notes to Consolidated Financial Statements	56

Schedules for the Years Ended December 31, 2021, 2020 and 2019
II - Valuation and Qualifying Accounts	75
III - Real Estate and Accumulated Depreciation	76

All other schedules have been omitted because they are not applicable, not required, or the information has been supplied in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Spindletop Oil & Gas Co.

Opinion of the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Spindletop Oil & Gas Co. (A Texas Corporation) and subsidiaries as of December 31, 2021 and 2020, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Impact of estimated proved oil and natural gas reserves related to evaluated oil and natural gas properties on depletion expense and the ceiling test calculation

As discussed in Note 2 to the consolidated financial statements, the Company uses the full-cost method of accounting for oil and natural gas properties and amortizes capitalized costs of oil and natural gas properties using the unit-of-production method based on production and estimates of proved reserves quantities. The Company is required to perform a ceiling test calculation and the applicable ceiling is equal to the sum of (1) the present value, discounted at 10%, of future net revenues of proved oil and natural gas reserves, reduced by the estimated costs of developing these reserves, plus (2) unproved and unevaluated property costs not being amortized, plus (3) the lower of cost or estimated fair value of unproved and unevaluated properties included in the costs being amortized, if any, less (4) any income tax effects related to the properties involved. Any excess of the Company’s net capitalized costs above the cost center ceiling is charged to operations as a full-cost ceiling impairment. Estimates of economically recoverable oil and natural gas reserves depend upon a number of factors and assumptions, including quantities of oil and natural gas that are ultimately recovered, the timing of the recovery of oil and natural gas reserves, the operating costs incurred, the amount of future development expenditures, and the price received for the production. For the year ended December 31, 2021, the Company recorded depletion expense of evaluated oil and natural gas properties of $63,000 and no full-cost ceiling cost impairment was necessary. The Company recorded $26,305,000 and $1,001,000 of gross and net, respectively, evaluated oil and natural gas properties as of December 31, 2021. The Company’s internal reserve engineer prepares the report of the proved oil and natural gas reserves.

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

Supplemental Information

The supplemental information contained in Schedules II and III has been subjected to audit procedures performed in conjunction with the audit of the Company’s consolidated financial statements. The supplemental information is the responsibility of the Company’s management. Our audit procedures included determining whether the supplemental information reconciles to the consolidated financial statements or underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the supplemental information. In forming our opinion on the supplemental information, we evaluated whether the supplemental information, including its form and content, is presented in conformity with the Security and Exchange Commission’s rules. In our opinion, the supplemental information is fairly stated, in all material respects, in relation to the consolidated financial statements as a whole.

/s/ Farmer, Fuqua, & Huff, P.C.

We are uncertain as to the year our predecessor firm began serving as the auditor of the Company’s consolidated financial statements; however, we are aware that we have been the Company’s auditor consecutively since at least 1995.

Richardson, Texas

April 15, 2022

SPINDLETOP OIL & GAS Co. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS

Current Assets
Cash and cash equivalents	$10,673,000	$7,480,000
Restricted cash	370,000	295,000
Accounts receivable	3,104,000	2,613,000
Income tax receivable	450,000	274,000
Total Current Assets	14,597,000	10,662,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	26,305,000	26,928,000
Rental equipment	412,000	412,000
Gas gathering system	115,000	115,000
Other property and equipment	317,000	315,000
	27,149,000	27,770,000
Accumulated depreciation and amortization	(26,127,000)	(26,061,000)
Total Property and Equipment	1,022,000	1,709,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,624,000	1,624,000
Accumulated depreciation	(1,102,000)	(1,047,000)
Total Real Estate Property	1,210,000	1,265,000

Other Assets
Deferred Income Tax Asset	311,000	205,000
Other long-term investments	8,941,000	8,825,000
Other	4,000	4,000
Total Other Assets	9,256,000	9,034,000
Total Assets	$26,085,000	$22,670,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS Co. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$7,601,000	$5,714,000
Total Current Liabilities	7,601,000	5,714,000

Noncurrent Liabilities
Asset retirement obligation	1,925,000	1,434,000
Total Noncurrent Liabilities	1,925,000	1,434,000

Total Liabilities	9,526,000	7,148,000

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 6,755,318 outstanding at December 31, 2021 and at December 31, 2020.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury stock, at cost	(1,874,000)	(1,874,000)
Retained earnings	17,413,000	16,376,000
Total Shareholders' Equity	16,559,000	15,522,000
Total Liabilities and Shareholders' Equity	$26,085,000	$22,670,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2021	2020	2019
Revenues
Oil and gas revenues	$5,466,000	$2,924,000	$4,631,000
Revenue from lease operations	219,000	233,000	315,000
Gas gathering, compression, equipment rental	99,000	89,000	125,000
Real estate rental income	240,000	272,000	248,000
Interest Income	149,000	216,000	193,000
Debt forgiveness income	403,000	403,000	—
Other	44,000	42,000	75,000
Total Revenues	6,620,000	4,179,000	5,587,000

Expenses
Lease operations	1,207,000	1,324,000	1,754,000
Production taxes, gathering and marketing	896,000	675,000	828,000
Pipeline and rental operations	17,000	9,000	32,000
Real estate operations	167,000	174,000	179,000
Depreciation and amortization	121,000	452,000	456,000
ARO accretion expense	572,000	139,000	120,000
General and administrative	2,685,000	2,640,000	2,967,000
Total Expenses	5,665,000	5,413,000	6,336,000
Income (Loss) Before Income Tax	955,000	(1,234,000)	(749,000)

Current income tax provision (benefit)	24,000	(191,000)	39,000
Deferred income tax provision (benefit)	(106,000)	(149,000)	(142,000)
Total income tax provision (benefit)	(82,000)	(340,000)	(103,000)
Net Income (Loss)	$1,037,000	$(894,000)	$(646,000)

Earnings (Loss) per Share of Common Stock
Basic and Diluted	$0.15	$(0.13)	$(0.09)

Weighted Average Shares Outstanding
Basic and Diluted	6,755,318	6,771,094	6,809,602

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
For the Years Ended December 31, 2021, 2020, and 2019

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings
Balance December 31, 2018	7,677,471	$77,000	$943,000	867,869	(1,806,000)	$17,917,000

Net (Loss)	—	—	—	—	—	(646,000)
Balance December 31, 2019	7,677,471	77,000	943,000	867,869	(1,806,000)	17,271,000

Purchase of 54,284 shares of Common Stock as Treasury Stock	—	—	—	54,284	(68,000)	—

Net (Loss)	—	—	—	—	—	(894,000)
Balance December 31, 2020	7,677,471	77,000	943,000	922,153	(1,874,000)	16,376,000

Net Income	—	—	—	—	—	1,037,000
Balance December 31, 2021	7,677,471	$77,000	$943,000	922,153	($1,874,000)	17,413,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Cash Flows from Operating Activities
Net Income (Loss)	$1,037,000	$(894,000)	$(646,000)
Reconciliation of net Income (Loss) to net cash
provided by operating activities
Depreciation and amortization	121,000	452,000	456,000
Impairment of oil and gas properties	—	—	—
Accretion of asset retirement obligation	572,000	139,000	120,000
Changes in accounts receivable	(491,000)	577,000	(325,000)
Changes in income tax receivable	(176,000)	(191,000)	152,000
Changes in accounts payable and accrued liabilities	1,887,000	(291,000)	148,000
Forgiveness of SBA Paycheck Protection Loan	(403,000)	(403,000)	—
Changes in deferred Income tax asset	(106,000)	(149,000)	(56,000)
Changes in deferred Income tax payable	—	—	(86,000)
Changes in other assets	—	(1,000)	6,000
Net cash provided (used) for operating activities	2,441,000	(761,000)	(231,000)

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development	542,000	(104,000)	(251,000)
Purchase of other property and equipment	(1,000)	—	(19,000)
Purchase of other short-term investments	—	—	—
Changes in other long-term investments			1,208,000
Changes in other long-term investments	(116,000)	(7,675,000)
Proceeds from sale of oil and gas properties			918,000
Capitalized tenant improvements and broker fees	(1,000)	(44,000)	—
Net cash provided (used) for investing activities	424,000	(7,823,000)	1,856,000

Cash Flows from Financing Activities
Purchase of 54,284 shares of treasury stock	—	(68,000)	—
Proceeds from SBA Paycheck Protection Loan program	403,000	403,000	—
Net cash used for financing activities	403,000	335,000	—
Increase (Decrease) in cash, cash equivalents, and restricted cash	3,268,000	(8,249,000)	1,625,000

Cash, cash equivalents, and restricted cash at beginning of period	7,775,000	16,024,000	14,399,000
Cash, cash equivalents, and restricted cash at end of period	$11,043,000	$7,775,000	$16,024,000

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

The Company owns land along with a commercial office building which contains approximately 46,286 of rentable square feet, of which the Company occupies approximately 10,273 rentable square feet as its corporate office headquarters. The Company leases the remaining space in the building to non-related third-party commercial tenants at prevailing market rates.

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

Investments in Real Estate

All investments in real estate holdings are stated at cost or adjusted carrying value. ASC Topic 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, requires that a property be considered impaired if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. If impairment exists, an impairment loss is recognized by a charge against earnings equal to the amount by which the carrying amount of the property exceeds fair market value less cost to sell the property. If impairment of a property is recognized, the carrying amount of the property is reduced by the amount of the impairment, and a new cost for the property is established. Depreciation is provided over the properties estimated remaining useful life. There was no charge to earnings during 2021, 2020, or 2019 due to impairment of real estate holdings.

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

The following table reflects the changes of the asset retirement obligations during the period ending December 31.

	2021	2020
Carrying amount of asset retirement obligation	$1,434,000	$1,408,000
Liabilities added	20,000	32,000
Liabilities divested or settled	(101,000)	(145,000)
Current period accretion expenses	572,000	139,000
Carrying amount as of December 31,	$1,925,000	$1,434,000

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

Currently, there are no other new accounting pronouncements that were issued to be effective in 2021 or subsequent thereto that would have a material impact on the Company’s financial reporting.

Subsequent Events

The Company has evaluated subsequent events through the issuance date of April 15, 2022.

3. ACCOUNTS RECEIVABLE

	December 31,
	2021	2020

Trade	$65,000	$99,000
Accrued receivable	3,054,000	2,529,000
	3,119,000	2,628,000
Less: Allowance for losses	(15,000)	(15,000)
	$3,104,000	$2,613,000

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

4. ACCOUNTS PAYABLE

	December 31,
	2021	2020

Trade payables	$2,929,000	$2,427,000
Production proceeds payable	3,316,000	2,914,000
Prepaid drilling costs	1,356,000	373,000
	$7,601,000	$5,714,000

5. RELATED PARTY TRANSACTIONS

On October 1, 2008, Giant entered into an Administrative Services Agreement with the Company whereby Giant pays the Company $250 per month for the Company providing administrative services to Giant. This agreement was terminated in 2021. On October 1, 2008, the Company entered into a similar agreement with Giant NRG, LP (“NRG”) a limited partnership with Chris Mazzini and Michelle Mazzini as limited partners. Under this agreement NRG pays a monthly fee of $1,500 to the Company in exchange for the Company providing certain administrative services to NRG. The Company has entered into a similar arrangement with Peveler Pipeline, LP ("Peveler"), whereby Peveler pays the Company a monthly charge of $250 in exchange for the Company providing administrative services to Peveler. Chris and Michelle Mazzini are the owners of Peveler Pipeline, LP, a limited partnership which owns a pipeline gathering system servicing wells owned by Giant, another related entity, described elsewhere in this report. The Company entered into a similar agreement with M-R Ventures, LLC (“MRV”) a limited liability company that operates some wells in Michigan, and that is owned by Chris and Michelle Mazzini. Pursuant to this agreement, MRV pays the Company a monthly fee in the amount of $500 for certain administrative services that the Company provides to MRV. The Company entered into a similar agreement with Reserve Royalty Company (“Reserve”) a sole proprietorship that holds some royalty interests owned by Chris and Michelle Mazzini. Pursuant to this agreement, Reserve pays the Company a monthly fee in the amount of $350 for certain administrative services that the Company provides to Reserve.

During the fourth quarter of 2021, the Company participated in the completion of the Howe #1H well located in the Normangee East block of Madison County, Texas, operated by Giant NRG Co., LP, a related entity.

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

During the three-year period ending December 31, 2021, the Company did not issue any compensation related to share-based payments.

The Company has not approved nor authorized any standing repurchase program for its common stock.

During the three-year period ending December 31, 2021, the Company made the following repurchase of its common stock:

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

Income tax differed from the amounts computed by applying an effective United States federal income tax rate of 21% to pretax income in 2021, 2020, and 2019.

	2021	2020	2019
Computed expected tax expense (benefit)	$201,000	$(259,000)	$(157,000)

Miscellaneous timing differences
related to book and tax depletion differences
and the expensing of intangible drilling costs.	(308,000)	68,000	(9,000)
NOL Carryforward	(148,000)	—	—
Gain on sale of oil and gas properties'	279,000	—	193,000
Correction of prior year estimate	—	—	12,000
Expected Federal income tax expense (benefit)	$24,000	$(191,000)	$39,000

Income tax expense (benefit) for the years ended December 31, 2021, 2020 and 2019

	2021	2020	2019
Federal income taxes (benefit)	$24,000	$(191,000)	$39,000
State income taxes	—	—	—
Current income tax provision (benefit)	$24,000	$(191,000)	$39,000

Deferred income taxes reflect the effects of temporary differences between the tax bases of assets and liabilities and the reported amounts of those assets and liabilities for financial reporting purposes. Deferred income taxes also reflect the value of investment tax credits and an offsetting valuation allowance. The Company's total deferred tax assets and corresponding valuation allowance at December 31, 2021 and 2020 consisted of the following:

	December 31,
	2021	2020
Deferred tax assets
Depletion and amortization	98,000	105,000
Expired leasehold	155,000	153,000
Other, net	—	4,000
Net Operating Loss Carryforward	37,000	—
Depreciation	21,000	52,000
Total deferred tax assets	311,000	314,000

Deferred tax liabilities
Intangible drilling costs	—	(109,000)
Installment sale income	—	—
Depreciation	—	—
Total deferred tax liability	—	(109,000)
Net deferred income tax asset (payable)	$311,000	$205,000

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

Net cash provided by operating activities includes cash payments for the following:

	2021	2020	2019
Income taxes	$200,000	$—	$60,000

Excluded from the Consolidated Statements of Cash Flows were the effects of certain non-cash investing and financing activities, as follows:

	2021	2020	2019
Addition (Reduction) of oil & gas
properties by recognitions of
asset retirement obligation	$(82,000)	$(113,000)	$(36,000)
	$(82,000)	$(113,000)	$(36,000)

	2021	2020	2019
Proceeds from sales of oil and gas properties	$—	$—	$1,168,000
Less:
Qualified Intermediary accounts receivable	—	—	(250,000)
	$—	$—	$918,000

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

As of December 31, 2021, the Company had approximately $4,324,000 in checking and money market accounts at one bank, $892,000 at a second bank, $1,787,000 and $378,000 invested at two other banks. The Company also had approximately $8,941,000 of long-term certificates of deposit invested at these banks. Cash amounts on deposit at these institutions exceeded current per account FDIC protection limits by approximately $6,309,000.

Most of the Company's business activity is located in Texas. Accounts receivable as of December 31, 2021 and 2020, are due from both individual and institutional owners of joint interests in oil and gas wells as well as purchasers of oil and natural gas. A portion of the Company's ability to collect these receivables is dependent upon revenues generated from sales of oil and natural gas produced by the related wells.

11. FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments at December 31, 2021 and 2020 follows:

	2021		2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash	$10,673,000	$10,673,000	$7,480,000	$7,480,000
Restricted cash	370,000	370,000	295,000	295,000
Long-term investments	8,941,000	8,941,000	8,825,000	8,825,000
Accounts receivable	3,104,000	3,104,000	2,613,000	2,613,000

The fair value amounts for each of the financial instruments listed above approximate carrying amounts due to the short maturities of these instruments.

12. COMMITMENTS AND CONTINGENCIES

The Company's oil and gas exploration and production activities are subject to Federal, State, and environmental quality and pollution control laws and regulations. Such regulations restrict emission and discharge of wastes from wells, may require permits for the drilling of wells, prescribe the spacing of wells and rate of production, and require prevention and clean-up of pollution.

Although the Company has not in the past incurred substantial costs in complying with such laws and regulations, future environmental restrictions or requirements may materially increase the Company's capital expenditures, reduce earnings, and delay or prohibit certain activities.

At December 31, 2021, the Company has acquired bonds and letters of credit issued in favor of various state regulatory agencies as mandated by state law in order to comply with financial assurance regulations required to perform oil and gas operations within the various state jurisdictions.

The Company has seven $5,000 single-well bonds totaling $35,000 and one $10,000 single well bond with an insurance company, for wells the Company operates in Alabama.  The $5,000 bonds are written for a three-year period and have expiration dates of August 1, 2022.   The $10,000 bond is written for a one-year period and expired February 16, 2022.  Subsequent to year-end, this bond has been extended through February 16, 2023.

The Company has eight letters of credit from a bank issued for the benefit of various state regulatory agencies in Texas, New Mexico, Oklahoma, and Louisiana, ranging in amounts from $25,000 to $100,000 and totaling $370,000.  These letters of credit are fully secured by funds on deposit with the bank in business money market accounts and automatically extend for a period of one year unless cancelled by the beneficiary.

The Company has seven additional letters of credit from two banks issued for the benefit of various state agencies in Texas, New Mexico, Oklahoma, Louisiana, and the U. S. Department of the Interior Bureau of Indian Affairs ranging from $25,000 to $300,000 totaling $575,000. These letters of credit are secured by long-term certificates of deposit at the two banks.

13. ADDITIONAL OPERATIONS AND BALANCE SHEET INFORMATION

Certain information about the Company's operations for the years ended December 31, 2021, 2020 and 2019 follows.

Dependence on Purchasers and Operators

The following is a summary of a partial list of purchasers / operators (listed by percent of total oil and natural gas sales) from oil and natural gas produced by the Company for the three-year period ended December 31, 2021:

Purchaser / Operator	2021	2020	2019
Enlink Gas Marketing, LTD.	14%	12%	8%
Sunoco Partners Marketing	13%	20%	21%
Targa Midstream Services, LLC	11%	11%	8%
Bedrock Energy Partners	9%	0%	0%
Peveler Pipeline, LP	6%	4%	3%
Barnett Gathering, LP	6%	5%	5%
ETC Texas Pipeline, LTD	4%	2%	2%
Pruet Production Co.	4%	3%	3%
Eastex Crude Company	4%	3%	5%
Midcoast Energy Partners LP	4%	2%	2%
IACX Roswell LLC	3%	0%	0%
Hunt Crude Oil Supply	2%	6%	3%
Bedrock Production LLC	2%	10%	8%
Empire Pipeline Corp.	2%	1%	1%
FDL Operating LLC	2%	2%	1%
Phillips 66	2%	3%	3%
Oasis Transportation & Marketing Group	1%	1%	0%
Webb Energy Resources, Inc.	1%	1%	0%
Land and Natural Resource Development	1%	1%	1%
Edinger Engineering Inc.	1%	1%	0%
Valero Energy Corporation	1%	1%	1%
ETX Energy, LLC formerly New Gulf Resources	1%	1%	6%
DCP Midstream, LP	1%	0%	1%
Eagle Ridge Operating, Inc	1%	1%	0%
OXY USA, Inc.	1%	1%	1%
Sandridge Energy, Inc.	0%	0%	1%
ACE Gathering, Inc.	0%	1%	4%
Lion Oil Trading & Transportation	0%	1%	0%
Enterprise Crude Oil, LLC	0%	1%	0%
XTO Energy, Inc.	0%	0%	1%
Enlink Crude Purchasing, LLC	0%	0%	1%
Shell Trading (US) Company	0%	0%	3%
Range Resources Corporation	0%	0%	1%

Oil and natural gas production is sold to many different purchasers/operators under market sensitive, short-term contracts.

Except as set forth above, there are no other purchasers/operators of the Company’s oil and natural gas production that individually accounted for more than one percent (1%) of the Company's oil and natural gas revenues during the three years ended December 31, 2021.

The Company currently has no hedged contracts.

Certain revenues, costs and expenses related to the Company's oil and gas operations are as follows:

	Year Ended December 31,
	2021	2020	2019
Capitalized costs relating to oil and gas
producing activities:
Unproved properties	$1,876,000	$1,876,000	$1,876,000
Proved properties	24,429,000	25,052,000	25,062,000
Total capitalized costs	26,305,000	26,928,000	26,938,000
Accumulated amortization	(25,304,000)	(25,241,000)	(24,848,000)
Total capitalized costs, net	$1,001,000	1,687,000	2,090,000

	Year Ended December 31,
	2021	2020	2019
Costs incurred in oil and gas property
acquisitions, exploration and development:
Acquisition of properties	$19,000	$22,000	$214,000
Development costs	410,000	97,000	72,000
Total costs incurred	$429,000	$119,000	$286,000

	Year Ended December 31,
	2021	2020	2019
Results of operations from producing activities:
Sales of oil and gas	$5,466,000	$2,923,000	$4,631,000

Production costs	2,103,000	2,000,000	2,582,000
Amortization of oil and gas properties	63,000	393,000	394,000
Total production costs	2,166,000	2,393,000	2,976,000
Total net revenue	$3,300,000	$530,000	$1,655,000

	Year Ended December 31,
	2021	2020	2019
Sales price per equivalent Mcf	$5.58	$3.15	$3.97
Production costs per equivalent Mcf	$2.15	$2.15	$2.21
Amortization per equivalent Mcf	$0.06	$0.42	$0.34

	Year Ended December 31,
	2021	2020	2019
Results of operations from gas gathering
and equipment rental activities:
Revenue	$99,000	$89,000	$125,000
Operating expenses	17,000	9,000	32,000
Depreciation	1,000	1,000	2,000
Total costs	18,000	10,000	34,000
Total net revenue	$81,000	$79,000	$91,000

14. BUSINESS SEGMENTS

The Company's three business segments are (1) oil and gas exploration, acquisition, production, and operations, (2) transportation and compression of natural gas, and (3) commercial real estate investment. Management has chosen to organize the Company into the three segments based on the products or services provided. The following is a summary of selected information for these segments for the three-year period ended December 31, 2021:

	Year Ended December 31,
	2021	2020	2019
Revenues: (1)
Oil and gas exploration, production	$5,685,000	$3,157,000	$4,946,000
and operations
Gas gathering, compression and	99,000	89,000	125,000
equipment rental
Real estate rental	240,000	272,000	248,000
	$6,024,000	$3,518,000	$5,319,000

	Year Ended December 31,
	2021	2020	2019
Depreciation, depletion, and
amortization expense:
Oil and gas exploration, production	$65,000	$396,000	$408,000
and operations
Impairment of oil and gas assets	—	—	—
Gas gathering, compression and	1,000	1,000	1,000
equipment rental
Real estate rental	55,000	55,000	47,000
	$121,000	$452,000	$456,000

	Year Ended December 31,
	2021	2020	2019
Income (loss) from operations:
Oil and gas exploration, production	$2,945,000	$623,000	$1,836,000
and operations
Gas gathering, compression and	81,000	79,000	92,000
equipment rental
Real estate rental	18,000	43,000	22,000
	3,044,000	745,000	1,950,000
Corporate and other (2)	(2,007,000)	(1,639,000)	(2,596,000)
Consolidated net income (loss)	$1,037,000	$(894,000)	$(646,000)

	Year Ended December 31,
	2021	2020	2019
Identifiable assets net of DDA:
Oil and gas exploration, production
and operations	$1,001,000	$1,703,000	$2,108,000
Gas gathering, compression and
equipment rental	5,000	6,000	8,000
Real estate rental	1,210,000	1,265,000	1,276,000
	2,216,000	2,974,000	3,392,000
Corporate and other (3)	23,869,000	19,696,000	20,506,000
Consolidated total assets	$26,085,000	$22,670,000	$23,898,000

Note (1): All reported revenues are from external customers.

Note (2): Corporate and other includes general and administrative expenses, other non-operating income and expense and income taxes.

Note (3): Corporate and other includes cash, accounts and notes receivable, inventory, other property and equipment and intangible assets.

15. SUPPLEMENTARY INCOME STATEMENT INFORMATION

The following items were charged directly to expense:

	Year Ended December 31,
	2021	2020	2019
Maintenance and repairs	$12,000	$6,000	$29,000
Production taxes	269,000	116,000	203,000
Taxes, other than payroll and income taxes	7,000	16,000	18,000

16. QUARTERLY DATA (UNAUDITED)

The table below reflects selected quarterly information for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31, 2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$1,099,000	$1,227,000	$1,806,000	$2,488,000
Expense	(978,000)	(1,230,000)	(992,000)	(2,465,000)
Operating income (loss)	121,000	(3,000)	814,000	23,000
Current tax (provision) benefit	(17,000)	(5,000)	(229,000)	227,000
Deferred tax (provision) benefit	(7,000)	2,000	(182,000)	293,000
Net income (loss)	$97,000	$(6,000)	$403,000	$543,000
Earnings (loss) per share of
common stock
Basic and diluted	$0.01	$—	$0.06	$0.08

	Year Ended December 31, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$964,000	$548,000	$1,135,000	$1,532,000
Expense	(1,320,000)	(1,055,000)	(1,006,000)	(2,032,000)
Operating income (loss)	(356,000)	(507,000)	129,000	(500,000)
Current tax (provision) benefit	61,000	113,000	(43,000)	60,000
Deferred tax (provision) benefit	23,000	(28,000)	17,000	137,000
Net income (loss)	$(272,000)	$(422,000)	$103,000	$(303,000)
Earnings (loss) per share of
common stock
Basic and diluted	$(0.04)	$(0.06)	$0.02	$(0.05)

	Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$1,395,000	$1,487,000	$1,340,000	$1,365,000
Expense	(1,441,000)	(1,714,000)	(1,566,000)	(1,615,000)
Operating income (loss)	(46,000)	(227,000)	(226,000)	(250,000)
Current tax (provision) benefit	(4,000)	24,000	(58,000)	(1,000)
Deferred tax (provision) benefit	71,000	80,000	98,000	(107,000)
Net income (loss)	$21,000	$(123,000)	$(186,000)	$(358,000)
Earnings (loss) per share of
common stock
Basic and diluted	$—	$(0.02)	$(0.03)	$(0.04)

17. SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

The Company’s net proved oil and natural gas reserves as of December 31, 2021, 2020, and 2019, have been estimated by Company personnel.

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

The following reserve estimates were based on existing economic and operating conditions. Oil and natural gas prices for 2021, 2020, and 2019 were calculated using a 12-month average price, calculated as the un-weighted arithmetic average of the first-day-of-the month price for each month of each year. Operating costs, production and ad valorem taxes and future development costs were based on current costs with no escalation.

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

Changes in Estimated Quantities of Proved Oil and Gas Reserves (Unaudited):

Quantities of Proved Reserves:	Crude Oil Bbls	Natural Gas Mcf
Balance December 31, 2018	261,500	6,849,350
Sales of reserves in place	(60)	(27,530)
Acquired properties	780	6,970
Extensions and discoveries	—	121,400
Revisions of previous estimates *	8,446	(1,514,053)
Production	(41,919)	(916,456)
Balance December 31, 2019	228,747	4,519,681
Sales of reserves in place	—	—
Acquired properties	2,861	17,341
Extensions and discoveries	—	—
Revisions of previous estimates *	(56,008)	(880,867)
Production	(30,900)	(743,465)
Balance December 31, 2020	144,700	2,912,690
Sales of reserves in place	(1,733)	(193,340)
Acquired properties	1,603	546
Extensions and discoveries	16,202	833
Revisions of previous estimates *	59,522	3,241,463
Production	(33,604)	(778,462)
Balance December 31, 2021	186,690	5,183,730

* May also include divestitures, not only changes in engineering.

Proved Developed Reserves:
Balance December 31, 2019	228,747	4,519,681
Balance December 31, 2020	144,700	2,912,690
Balance December 31, 2021	186,690	5,183,730

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Natural Gas Reserves (Unaudited).

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

Reserve estimates were prepared in accordance with standard Security and Exchange Commission guidelines. The future net cash flow for 2021, 2020, and 2019, was computed using a 12-month average price, calculated as the un-weighted arithmetic average of the first-day-of-the month price for each month of the year. Lease operating costs, compression, dehydration, transportation, ad valorem taxes, severance taxes, and federal income taxes were deducted. Costs and prices were held constant and were not escalated over the life of the properties. No deduction has been made for interest. The annual discount of estimated future cash flows is defined, for use herein, as future cash flows discounted at 10% per year, over the expected period of realization.

Proved Developed Reserves were calculated based on Decline Curve Analysis on 41 operated wells and 53 non-operated wells. Materially insignificant operated and non-operated wells were excluded from the reserve estimate.

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

	Year Ended December 31,
	2021	2020	2019
Future production revenue	$32,392,000	$10,020,000	$22,235,000
Future development costs	—	—	—
Future production costs	(15,690,000)	(6,284,000)	(9,167,000)
Future net cash flow before Federal income taxes	16,702,000	3,736,000	13,068,000
Future income taxes	(2,505,000)	(560,000)	(1,960,000)
Future net cash flows	14,197,000	3,176,000	11,108,000
Effect of 10% annual discounting	(3,719,000)	(609,000)	(5,010,000)
Standardized measure of discounted cash flows	$10,478,000	$2,567,000	$6,098,000

Changes in the standardized measure of discounted future net cash flows:

	Year Ended December 31,
	2021	2020	2019
Beginning of the year	$ 2,567,000	$ 6,098,000	$ 11,051,000
Sales of oil and gas, net of production costs	(3,108,000)	(879,000)	(1,950,000)
Net changes in prices and production costs	7,762,000	(963,000)	(3,558,000)
Extensions, discoveries, additions less related costs	574,000	-	17,000
Development costs incurred	429,000	92,000	68,000
Revisions of previous quantity estimates	1,896,000	(963,200)	203,000
Net change in purchase and sales of minerals in place	(24,000)	28,664	20,000
Accretion of discount	257,000	610,000	1,105,000
Net change in income taxes	(549,000)	777,000	(276,000)
Other	674,000	(2,233,464)	(582,000)
End of year	$ 10,478,000	$ 2,567,000	$ 6,098,000

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2021, 2020, AND 2019

SCHEDULE I I

	Balance	Costs & Expenses	Deductions	Ending Balance
Allowance for doubtful accounts

December 31, 2021	$15,000	$—	$—	$15,000

December 31, 2020	$15,000	$—	$—	$15,000

December 31, 2019	$15,000	$—	$—	$15,000

SCHEDULE III

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION

Initial Cost to Corporation					Total Cost
Description		Encumbrances	Land	Buildings	Subsequent to Acquist'n

Two story multi-tenant garden office building with sub-grade parking garage located in Dallas, Texas		(b)	$ 688,000	$ 1,624,000	$ 326,000

Gross amounts at which carried at close of year

Land	Buildings	Total	Accumulated Depreciation	Life on which Depreciation Calculated	Date Acquired

$ 688,000	$1,624,000	$ 2,312,000	$ 1,102,000	(a)	12/27/2004

Notes to Schedule III

(a) See Footnote 2 to the Financial Statements outlining depreciation methods and lives.

(b) None

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

(c) The reconciliation for investments in real estate and accumulated depreciation for the years ended December 31, 2021 are as follows

	Investments in Real Estate	Accumulated Depreciation
Balance, December 31, 2005	$1,986,000	$49,000
Acquisitions	210,000
Depreciation expense		71,000
Balance, December 31, 2006	2,196,000	120,000
Acquisitions	34,000
Depreciation expense		84,000
Balance, December 31, 2007	2,230,000	204,000
Acquisitions	38,000
Depreciation expense		96,000
Balance, December 31, 2008	2,268,000	300,000
Acquisitions
Depreciation expense		100,000
Balance, December 31, 2009	2,268,000	400,000
Acquisitions
Depreciation expense		101,000
Balance, December 31, 2010	2,268,000	501,000
Acquisitions
Depreciation expense		100,000
Balance, December 31, 2011	2,268,000	601,000
Acquisitions
Depreciation expense		51,000
Balance, December 31, 2012	2,268,000	652,000
Acquisitions
Depreciation expense		52,000
Balance, December 31, 2013	2,268,000	704,000
Acquisitions
Depreciation expense		52,000
Balance, December 31, 2014	2,268,000	756,000
Acquisitions
Depreciation expense		47,000
Balance, December 31, 2015	2,268,000	803,000
Acquisitions
Depreciation expense		47,000
Balance, December 31, 2016	2,268,000	850,000
Acquisitions
Depreciation expense		47,000
Balance, December 31, 2017	2,268,000	897,000
Acquisitions
Depreciation expense		48,000
Balance, December 31, 2018	2,268,000	945,000
Acquisitions
Depreciation expense		47,000
Balance, December 31, 2019	2,268,000	992,000
Acquisitions	44,000
Depreciation expense		55,000
Balance, December 31, 2020	2,312,000	1,047,000
Acquisitions
Depreciation expense		55,000.00
Balance, December 31, 2021	2,312,000	1,102,000