Form 10-Q
period 2022-03-31
SPINDLETOP OIL & GAS CO
filed 2022-05-23
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value	6,755,318
(Class)	(Outstanding at May 23, 2022)

DOCUMENTS INCORPORATED BY REFERENCE

None

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

FORM 10-Q
For the quarter ended March 31, 2022

Index to Consolidated Financial Statements and Schedules

Part I – Financial Information:	Page

Item 1. – Financial Statements

Consolidated Balance Sheets
March 31, 2022 (Unaudited) and December 31, 2021	4 - 5

Consolidated Statements of Operations (Unaudited)
Three Months Ended March 31, 2022 and 2021	6

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)	7
Three Months Ended March 31, 2022 and
Three Months Ended March 31, 2021

Consolidated Statements of Cash Flow (Unaudited)
Three Months Ended March 31, 2022 and Three Months Ended March 31, 2021	8

Notes to Consolidated Financial Statements	9

Item 2. – Management’s Discussion and Analysis of Financial
Condition and Results of Operations	10

Item 4. – Controls and Procedures	14

Part II – Other Information:

Item 5. – Other Information	14

Item 6. – Exhibits	15

Part I - Financial Information

Item 1. - Financial Statements

SPINDLETOP OIL & GAS Co. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$8,718,000	$10,673,000
Restricted cash	370,000	370,000
Accounts receivable, related parties	564,000	—
Accounts receivable	3,567,000	3,104,000
Prepaid Expenses	—	—
Intercompany	—	—
Income tax receivable	389,000	450,000
Total Current Assets	13,608,000	14,597,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	25,757,000	26,305,000
Rental equipment	412,000	412,000
Gas gathering system	115,000	115,000
Other property and equipment	395,000	317,000
	26,679,000	27,149,000
Accumulated depreciation and amortization	(26,127,000)	(26,127,000)
Total Property and Equipment	552,000	1,022,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,624,000	1,624,000
Accumulated depreciation	(1,118,000)	(1,102,000)
Total Real Estate Property	1,194,000	1,210,000

Other Assets
Deferred Income Tax Asset	271,000	311,000
Other long-term investments	11,600,000	8,941,000
Other	4,000	4,000
Total Other Assets	11,875,000	9,256,000
Total Assets	$27,229,000	$26,085,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS Co. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$8,113,000	$7,601,000
Total Current Liabilities	8,113,000	7,601,000

Noncurrent Liabilities
Asset retirement obligation	2,048,000	1,925,000
Total Noncurrent Liabilities	2,048,000	1,925,000

Total Liabilities	10,161,000	9,526,000

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 6,755,318 outstanding at March 31, 2022 and at December 31, 2021.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury stock, at cost	(1,874,000)	(1,874,000)
Retained earnings	17,922,000	17,413,000
Total Shareholders' Equity	17,068,000	16,559,000
Total Liabilities and Shareholders' Equity	$27,229,000	$26,085,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended ,
	March 31 ,	March 31 ,
	2022	2021
Revenues
Oil and gas revenues	$1,672,000	$894,000
Revenue from lease operations	44,000	57,000
Gas gathering, compression, equipment rental	18,000	34,000
Real estate rental income	53,000	59,000
Interest Income	25,000	46,000
Other	12,000	9,000
Total Revenues	1,824,000	1,099,000

Expenses
Lease operations	244,000	123,000
Production taxes, gathering and marketing	181,000	129,000
Pipeline and rental operations	2,000	3,000
Real estate operations	38,000	32,000
Depreciation and amortization	17,000	119,000
ARO accretion expense	143,000	35,000
General and administrative	590,000	537,000
Total Expenses	1,215,000	978,000
Income Before Income Tax	609,000	121,000

Current income tax provision	60,000	17,000
Deferred income tax provision	40,000	7,000
Total income tax provision	100,000	24,000
Net Income	$509,000	$97,000

Earnings per Share of Common Stock
Basic and diluted	$0.08	$0.01

Weighted Average Shares Outstanding
Basic and diluted	6,755,318	6,755,318

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Three Months Ended March 31, 2022 and March 31, 2021
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings

Balance December 31, 2021	7,677,471	$77,000	$943,000	922,153	($1,874,000)	$17,413,000

Net Income	—	—	—	—	—	509,000
Balance March 31, 2022	7,677,471	77,000	943,000	922,153	(1,874,000)	17,922,000

Balance December 31, 2020	7,677,471	$77,000	$943,000	922,153	($1,874,000)	$16,376,000

Net Income	—	—	—	—	—	97,000
Balance March 31, 2021	7,677,471	77,000	943,000	922,153	(1,874,000)	16,473,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2022	2021
Cash Flows from Operating Activities
Net Income	$509,000	$97,000
Reconciliation of net Income to net cash
provided by operating activities
Depreciation and amortization	17,000	119,000
Accretion of asset retirement obligation	143,000	35,000
Changes in accounts receivable, related party	(564,000)	—
Changes in accounts receivable	(463,000)	(182,000)
Changes in income tax receivable	61,000	17,000
Changes in accounts payable and accrued liabilities	512,000	249,000
Changes in deferred Income tax asset	40,000	—
Changes in other assets	—	7,000
Net cash provided for operating activities	255,000	342,000

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development	527,000	(11,000)
Purchase of other property and equipment	(77,000)	—
Changes in other long-term investments	(2,659,000)	(41,000)
Capitalized tenant improvements and broker fees	(1,000)	(5,000)
Net cash (used) for investing activities	(2,210,000)	(57,000)

Cash Flows from Financing Activities
Changes in notes payable	—	403,000
Net cash used for financing activities	—	403,000
Increase (Decrease) in cash, cash equivalents, and restricted cash	(1,955,000)	688,000

Cash, cash equivalents, and restricted cash at beginning of period	11,043,000	7,775,000
Cash, cash equivalents, and restricted cash at end of period	$9,088,000	$8,463,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND ORGANIZATION

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended December 31, 2021, for further information.

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

Subsequent Events

The Company has evaluated subsequent events through May 23, 2022, the date on which the financial statements were available to be issued.

Effective January 1, 2022, the Company sold its interest in two operated natural gas wells and two shut-in wells along with its associated leasehold acreage located in Hood County, Texas, to Giant NRG Co., LP, a related entity. The terms of the transaction are no less favorable than could be obtained from unaffiliated third parties and have been approved by a majority of our Board of Directors.

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

Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the factors listed and described at Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been changes to the risk factors previously described in the Company’s Form 10-K. for the fiscal year ended December 31, 2021 (the “Form 10-K”), including significant global economic and pandemic factors occurring during the first quarter of 2021 and continuing into the second quarter of 2021 which are described in the following two paragraphs.

The COVID-19 pandemic and the measures being taken to address and limit the spread of the virus adversely affected the economies and financial markets of the world, resulting in an economic downturn beginning in early 2020 that negatively impacted global demand and prices for crude oil and condensate, natural gas liquids (NGLs) and natural gas. The effects of COVID-19 mitigation efforts, including the wide availability of vaccines, combined with the waning intensity of the pandemic, have resulted in increased demand and prices for crude oil and condensate. During 2021, the demand and prices for crude oil and condensate returned to pre-pandemic levels, but uncertainty related to COVID-19 may continue to cause a fluctuation in demand and prices for crude oil and condensate. The continuing COVID-19 pandemic, related economic repercussions, and any future outbreak of any other highly infectious or contagious diseases may negatively affect the Company, our financial condition, results of operations, and cash flows. However, the duration and extent of the impact of the COVID-19 pandemic on the Company and our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, is uncertain and depends on various factors that we cannot predict or quantify, including: the severity and duration of the pandemic; governmental, business and other actions in response to the pandemic; the impact of the pandemic on economic activity; the response of the overall economy and the financial markets; the demand for oil and natural gas, which may be reduced on a prolonged or permanent basis due to a structural shift in the global economy or in connection with a global recession or depression; any impairment in the value of the Company’s assets which could be recorded as a result of a weaker economic conditions or commodity prices. There are no comparable recent events that provide guidance as to the effect the COVID-19 pandemic may have, and as a result, the ultimate impact of the pandemic is highly long-term uncertain and subject to change.

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

A negative shift in some of the public’s attitudes toward the oil and natural gas industry could adversely affect the Company’s ability to raise debt and equity capital. Certain segments of the investment community have developed negative sentiments about investing in the oil and natural gas industry. Equity returns in the sector versus other industry sectors from 2020 and the first three quarters of 2021 led to lower oil and natural gas representation in certain key equity market indices. In addition, some investors, including investment advisors and certain wealth funds, pension funds, university endowments and family foundations, have stated policies to disinvest in the oil and natural gas sector based on their social and environmental considerations. Certain other stakeholders have also pressured commercial and investment banks to halt financing oil and natural gas production and related infrastructure projects. Such developments, including environmental, social and governance (“ESG”) activism and initiatives aimed at limiting climate change and reducing air pollution, could result in downward pressure on the stock prices of oil and natural gas companies. The Company’s stock price could be adversely affected by these developments. This may also potentially result in a reduction of available capital funding for potential development projects, impacting the Company’s future financial results.

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

Results of Operations

Three months ended March 31, 2022 compared to the three months ended March 31, 2021

Oil and gas revenues for the first quarter of 2022 were $1,672,000, as compared to $894,000 for the same period in 2021, an increase of approximately $778,000 or 87.0%.

Oil sales for the first three months of 2022 were approximately $865,000 compared to approximately $422,000 in the first quarter of 2021, an increase of approximately $443,000 or 105.0%. Of this net increase in oil sales, volumes for the first quarter of 2022 were approximately 11,300 bbls, compared to approximately 8,600 bbls during the first quarter of 2021, an increase of approximately 2,700 bbls, or 31.4%.

Average oil prices received were $71.34 per bbl in the first quarter of 2022 compared to $49.34 per bbl in the first three months of 2021, an increase of approximately $22.00 per bbl or 44.6%.

Natural gas revenues for the first three months of 2022 were $807,000 compared to $472,000 for the same period in 2021, an increase of $335,000 or 70.97%. Natural gas sales volumes for the first quarter of 2022 were approximately 142,000 mcf compared to approximately 190,000 mcf during the first quarter of 2021, a decrease of approximately 48,000 mcf or 25.3%.

Average natural gas prices received were $5.67 per mcf in the first quarter of 2022 as compared to $3.07 per mcf in the first quarter of 2021, an increase of approximately $2.60 per mcf or 84.7%.

Revenues from lease operations was $44,000 in the first quarter of 2022 compared to $57,000 in the first quarter of 2021, a decrease of approximately $13,000 or 22.8%. Revenues from lease operations are derived from field supervision charged to operated leases along with operator overhead charges to operated leases.

Revenues from gas gathering, compression and equipment rental for the first quarter of 2022 was $18,000 compared to $34,000 in the first quarter of 2021, a decrease of approximately $16,000, or 47.1%. This was due primarily to the decrease in natural gas volume sold through PPC.

Real estate income was approximately $53,000 during the first quarter of 2022 compared to $59,000 for the first three months of 2021, a decrease of approximately $6,000, or 10.2%.

Interest income was approximately $25,000 during the first quarter of 2022, compared to approximately $46,000 during the same period in 2021, a decrease of approximately $21,000 or 45.7%. Interest income is derived from investments in both short-term and long-term certificates of deposit as well as money market accounts at banks. Some long-term certificates of deposit matured during 2021 and re-invested at lower interest rates offered by banks.

Other revenues for the first three months of 2022 were approximately $12,000 as compared to $9,000 for the same period in 2021, an increase of approximately $3,000, or 33.3%.

Lease operating expenses in the first quarter of 2022 were $244,000 as compared to $123,000 in the first quarter of 2021, a net increase of approximately $121,000, or 98.4%.  Of this net increase, approximately $6,000 is due to net decreases in operating expenses billed by third-party operators on non-operated properties. Approximately $127,000 of overall net increases in operating expenses are related to various operated properties.

Production taxes, gathering and marketing expenses in the first quarter of 2022 were approximately $181,000 as compared to $129,000 for the first quarter of 2021, an increase of approximately $52,000 or 40.3% directly related to the increase in oil and gas revenues.

Pipeline and rental expenses for the first quarter of 2022 were approximately $2,000 compared to approximately $3,000 for the same period in 2021, decrease of $1,000 or 33.3%.

Real estate expenses in the first quarter of 2022 were approximately $38,000 compared to $32,000 during the same period in 2021, an increase of approximately $6,000 or 18.8%.

Depreciation, depletion, and amortization expense for the first quarter of 2022 was $31,000 as compared to $119,000 for the first quarter of 2021, a decrease of $88,000, or 74.0%. The Company re-evaluated its proved oil and gas reserve quantities as of December 31, 2021. This re-evaluated reserve base was reduced for oil and gas reserves that were produced or sold during the quarter and adjusted for newly acquired reserves or for changes in estimated production curves and future price assumptions.

Asset Retirement Obligation (“ARO”) expense for the first three months of 2022 was approximately $143,000 as compared to approximately $35,000 for the same period in 2021, an increase of $108,000, or 308.6%. The ARO expense is calculated to be the discounted present value of the estimated future cost to plug and abandon the Company’s producing wells.

General and administrative expenses for the first quarter of 2022 were approximately $590,000 as compared to approximately $537,000 for the first quarter of 2021, an increase of approximately $53,000 or 9.9%.

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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Part II - Other Information

Item 5. – Other Information

West Texas

Effective March 4, 2022, the Company sold its interest in an operated oil well along with its associated leasehold acreage, in Martin County, Texas. The Company is pursuing Section 1031, Like-Kind Exchange treatment for the proceeds from this transaction and has not calculated the income tax implication of the divestiture.

Effective January 1, 2022, the Company sold its interest in two operated natural gas wells and two shut-in wells along with its associated leasehold acreage located in Hood County, Texas, to Giant NRG Co., LP, a related entity. The terms of the transaction are no less favorable than could be obtained from unaffiliated third parties and have been approved by a majority of our Board of Directors.

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

SPINDLETOP OIL & GAS CO.
(Registrant)

Date: May 23, 2022	By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

Date: May 23, 2022	By:/s/ Michelle H. Mazzini
Michelle H. Mazzini
Vice President, Secretary

Date: May 23, 2022	By:/s/ Robert E. Corbin
Robert E. Corbin
Principal Financial Officer and
Accounting Manger