Form 10-Q
period 2022-06-30
SPINDLETOP OIL & GAS CO
filed 2022-08-22
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value	6,750,318
(Class)	(Outstanding at August 22, 2022)

DOCUMENTS INCORPORATED BY REFERENCE

None

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

FORM 10-Q
For the quarter ended June 30, 2022

Index to Consolidated Financial Statements and Schedules

Part I – Financial Information:	Page

Item 1. – Financial Statements

Consolidated Balance Sheets
June 30, 2022 (Unaudited) and December 31, 2021	4 - 5

Consolidated Statements of Operations (Unaudited)	6
Six Months Ended June 30, 2022 and 2021 Three Months Ended June 30, 2022 and 2021

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)	7
Six Months Ended June 30, 2022 and
Six Months Ended June 30, 2021

Consolidated Statements of Cash Flow (Unaudited)
Six Months Ended June 30, 2022, and Six Months Ended June 30, 2021	8

Notes to Consolidated Financial Statements	9

Item 2. – Management’s Discussion and Analysis of Financial
Condition and Results of Operations	10

Item 4. – Controls and Procedures	15

Part II – Other Information:

Item 5. – Other Information	16

Item 6. – Exhibits	17

Part I - Financial Information

Item 1. - Financial Statements

SPINDLETOP OIL & GAS Co. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$10,215,000	$10,673,000
Restricted cash	370,000	370,000
Accounts receivable, related parties	—	—
Accounts receivable	4,405,000	3,104,000
Prepaid Expenses	—	—
Intercompany	—	—
Income tax receivable	213,000	450,000
Total Current Assets	15,203,000	14,597,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	25,731,000	26,305,000
Rental equipment	412,000	412,000
Gas gathering system	115,000	115,000
Other property and equipment	395,000	317,000
	26,653,000	27,149,000
Accumulated depreciation and amortization	(26,151,000)	(26,127,000)
Total Property and Equipment	502,000	1,022,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,624,000	1,624,000
Accumulated depreciation	(1,131,000)	(1,102,000)
Total Real Estate Property	1,181,000	1,210,000

Other Assets
Deferred Income Tax Asset	194,000	311,000
Other long-term investments	11,200,000	8,941,000
Other	4,000	4,000
Total Other Assets	11,398,000	9,256,000
Total Assets	$28,284,000	$26,085,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS Co. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$8,076,000	$7,601,000
Total Current Liabilities	8,076,000	7,601,000

Noncurrent Liabilities
Asset retirement obligation	2,048,000	1,925,000
Total Noncurrent Liabilities	2,048,000	1,925,000

Total Liabilities	10,124,000	9,526,000

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 6,755,318 outstanding at June 30, 2022 and at December 31, 2021.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury stock, at cost	(1,874,000)	(1,874,000)
Retained earnings	19,014,000	17,413,000
Total Shareholders' Equity	18,160,000	16,559,000
Total Liabilities and Shareholders' Equity	$28,284,000	$26,085,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2022	2021	2022	2021
Revenues
Oil and gas revenues	$4,159,000	$1,958,000	$2,487,000	$1,064,000
Revenues from lease operations	92,000	116,000	48,000	59,000
Gas gathering, compression, equipment rental	49,000	39,000	31,000	5,000
Real estate rental revenue	115,000	114,000	62,000	55,000
Interest Income	61,000	81,000	36,000	35,000
Other revenues	23,000	18,000	11,000	9,000
Total Revenues	4,499,000	2,326,000	2,675,000	1,227,000

Expenses
Lease operating expenses	744,000	522,000	500,000	399,000
Production taxes, gathering and marketing expenses	465,000	335,000	284,000	206,000
Pipeline and rental expenses	13,000	9,000	11,000	6,000
Real estate expenses	78,000	65,000	40,000	33,000
Depreciation and amortization expenses	53,000	215,000	36,000	96,000
ARO accretion expense	143,000	70,000	—	35,000
General and administrative expenses	1,049,000	992,000	459,000	455,000
Total Expenses	2,545,000	2,208,000	1,330,000	1,230,000
Income Before Income Tax	1,954,000	118,000	1,345,000	(3,000)

Current income tax provision	236,000	22,000	176,000	5,000
Deferred income tax provision	117,000	5,000	77,000	(2,000)
Total income tax provision	353,000	27,000	253,000	3,000
Net Income	$1,601,000	$91,000	$1,092,000	$(6,000)

Earnings per Share of Common Stock
Basic and Diluted	$0.24	$0.01	$0.16	$—

Weighted Average Shares Outstanding
Basic and Diluted	6,755,318	6,755,318	6,755,318	6,755,318

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Six Months Ended June 30, 2022 and June 30, 2021
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings

Balance December 31, 2021	7,677,471	$77,000	$943,000	922,153	($1,874,000)	$17,413,000

Net Income	—	—	—	—	—	509,000
Balance March 31, 2022	7,677,471	77,000	943,000	922,153	(1,874,000)	17,922,000

Net Income	—	—	—	—	—	1,092,000
Balance June 30, 2022	7,677,471	$77,000	$943,000	922,153	($1,874,000)	$19,014,000

Balance December 31, 2020	7,677,471	$77,000	$943,000	922,153	($1,874,000)	$16,376,000

Net Income	—	—	—	—	—	97,000
Balance March 31, 2021	7,677,471	77,000	943,000	922,153	(1,874,000)	16,473,000

Net (Loss)	—	—	—	—	—	(6,000)
Balance June 30, 2021	7,677,471	$77,000	$943,000	922,153	($1,874,000)	$16,467,000

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2022	2021
Cash Flows from Operating Activities
Net Income	$1,601,000	$91,000
Reconciliation of net Income to net cash
provided by operating activities
Depreciation and amortization	53,000	214,000
Accretion of asset retirement obligation	143,000	70,000
Changes in accounts receivable	(1,301,000)	(69,000)
Changes in income tax receivable	237,000	22,000
Changes in accounts payable and accrued liabilities	475,000	576,000
Changes in deferred Income tax asset	117,000	—
Changes in other assets	—	5,000
Net cash provided for operating activities	1,325,000	909,000

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development	554,000	(4,000)
Purchase of other property and equipment	(77,000)	—
Changes in other long-term investments	(2,259,000)	9,000
Capitalized tenant improvements and broker fees	(1,000)	(5,000)
Net cash (used) for investing activities	(1,783,000)	—

Cash Flows from Financing Activities
Changes in notes payable	—	403,000
Net cash used for financing activities	—	403,000
Increase (Decrease) in cash, cash equivalents, and restricted cash	(458,000)	1,312,000

Cash, cash equivalents, and restricted cash at beginning of period	11,043,000	7,775,000
Cash, cash equivalents, and restricted cash at end of period	$10,585,000	$9,087,000

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

2. COMMON STOCK

Subsequent to June 30, 2022, effective July 22, 2022, the Company repurchased 5,000 shares of its common stock from a non-controlling, unaffiliated shareholder of the Company for a negotiated purchase price of $15,500, or $3.10 per share. The repurchased shares are held as Treasury stock.

The Company has not approved nor authorized any standing repurchase program for its common stock.

3. CONTINGENCIES

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

Subsequent Events

The Company has evaluated subsequent events through August 22, 2022, the date on which the financial statements were available to be issued.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the factors listed and described at Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been changes to the risk factors previously described in the Company’s Form 10-K. for the fiscal year ended December 31, 2021 (the “Form 10-K”), including significant global economic and pandemic factors occurring during the first six months of 2022 and continuing into the third quarter of 2022 which are described in the following two paragraphs.

The effects of COVID-19 mitigation efforts, including the wide availability of vaccines, combined with the waning intensity of the pandemic, and other world events, have resulted in increased demand and prices for crude oil and condensate. During 2021, and continuing through the first half of 2002, the demand and prices for crude oil and condensate returned to pre-pandemic levels, but uncertainty related to COVID-19 and other world events, may continue to cause a fluctuation in demand and prices for crude oil and condensate. The continuing COVID-19 pandemic related economic repercussions, and any future outbreak of any other highly infectious or contagious diseases may negatively affect the Company, our financial condition, results of operations, and cash flows. However, the duration and extent of the impact of the COVID-19 pandemic on the Company and our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, is uncertain and depends on various factors that we cannot predict or quantify, including: the severity and duration of the pandemic; governmental, business and other actions in response to the pandemic; the impact of the pandemic on economic activity; the response of the overall economy and the financial markets; the demand for oil and natural gas, which may be reduced on a prolonged or permanent basis due to a structural shift in the global economy or in connection with a global recession or depression; any impairment in the value of the Company’s assets which could be recorded as a result of a weaker economic conditions or commodity prices. There are no comparable recent events that provide guidance as to the effect the COVID-19 pandemic may have, and as a result, the ultimate impact of the pandemic is highly long-term uncertain and subject to change.

Continuing inflation and other uncertainties regarding the global economy, financial environment, and global conflict could lead to an extended national or global economic recession. A slowdown in economic activity caused by a recession would likely reduce national and worldwide demand for oil and natural gas and result in lower commodity prices. Prolonged, substantial decreases in oil and natural gas prices would likely have a material adverse effect on the Company’s business, financial condition, and results of operations, and could further limit the Company's access to liquidity and credit and could hinder its ability to satisfy its capital requirements.

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

A negative shift in some of the public’s attitudes toward the oil and natural gas industry could adversely affect the Company’s ability to raise debt and equity capital. Certain segments of the investment community have developed negative sentiments about investing in the oil and natural gas industry. Equity returns in the sector versus other industry sectors from 2020 and the first three quarters of 2022 led to lower oil and natural gas representation in certain key equity market indices. In addition, some investors, including investment advisors and certain wealth funds, pension funds, university endowments and family foundations, have stated policies to disinvest in the oil and natural gas sector based on their social and environmental considerations. Certain other stakeholders have also pressured commercial and investment banks to halt financing oil and natural gas production and related infrastructure projects. Such developments, including environmental, social and governance (“ESG”) activism and initiatives aimed at limiting climate change and reducing air pollution, could result in downward pressure on the stock prices of oil and natural gas companies. The Company’s stock price could be adversely affected by these developments. This may also potentially result in a reduction of available capital funding for potential development projects, impacting the Company’s future financial results.

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

Results of Operations

Six months ended June 30, 2022 compared to six months ended June 30, 2021

Oil and gas revenues for the first six months of 2022 were $4,159,000, as compared to $1,958,000 for the same period in 2021, an increase of approximately $2,201,000 or 112.4%

Oil sales for the first six months of 2022 were approximately $2,067,000 compared to approximately $837,000 for the first six months of 2021, an increase of approximately $1,230,000 or 147.0%. Oil sales volumes for the first six months of 2022 were approximately 23,580 compared to approximately 13,335 bbls during the same period in 2021, an increase of approximately 10,245 bbls, or 76.8%.

Average oil prices received were $81.00 per bbl in the first half of 2022 compared to $55.10 per bbl in the first half of 2021, an increase of approximately $25.90 per bbl or 47.0%.

Natural gas revenue for the first six months of 2022 was $2,092,000 compared to $1,121,000 for the same period in 2021, an increase of approximately $971,000 or 86.6%. Natural gas sales volumes for the first six months of 2022 were approximately 358,000 mcf compared to approximately 367,000 mcf during the first six months of 2021, a decrease of approximately 9,000 mcf or 2.5%.

Average natural gas prices received were $6.40 per mcf in the first six months of 2022 as compared to $3.05 per mcf in the same time period in 2021, an increase of approximately $3.35 per mcf or 109.8%.

Revenues from lease operations were $92,000 in the first six months of 2022 compared to $116,000 in the first six months of 2021, a decrease of approximately $24,000 or 20.7%. This decrease is due to a decrease in field supervision charges. Revenues from lease operations are derived from field supervision charged to operated leases along with operator overhead charged to operated leases.

Revenues from gas gathering, compression and equipment rental for the first six months of 2022 were $49,000 compared to $39,000 for the same period in 2021, an increase of approximately $10,000 or 25.6%. These revenues are derived from gas volumes produced and transported through our gas gathering systems.

Real estate revenue was approximately $115,000 during the first six months of 2022 compared to $114,000 for the first six months of 2021, an increase of approximately $1,000, or 0.9%.

Interest income was $61,000 during the first six months of 2022 as compared to $81,000 during the same period in 2021, a decrease of approximately $20,000 or 24.7%. Interest income has decreased due to lower interest rates than in 2021. Interest income is derived from investments in both short-term and long-term certificates of deposit as well as money market accounts at banks. Some long-term certificates of deposit matured during 2021 and were re-invested at lower interest rates offered by banks.

Other revenues for the first six months of 2022 were $23,000 as compared to $18,000 for the same time period in 2021, an increase of approximately $5,000 or 27.8%.

Lease operating expenses in the first six months of 2022 were $744,000 as compared to $522,000 in the first six months of 2021, a net increase of $222,000, or 42.5%. Of this overall net increase, approximately $10,000 is due to net increases in operating expenses billed by third-party operators on non-operated properties. Approximately $212,000, represents net increases associated with inflationary cost increases, supply chain issues, shortages, and abnormally large increases in costs for well expenditures on various operated properties.

Production taxes, gathering and marketing expenses in the first six months of 2022 were approximately $465,000 as compared to $335,000 for the first six months of 2021, an increase of approximately $130,000, or 38.8%. This increase relates directly to the increase in oil and gas revenues as described in the above paragraphs.

Pipeline and rental expenses for the first six months of 2022 were $13,000 compared to $9,000 for the same time period in 2021, an increase of approximately $4,000 or 44.4%.

Real estate expenses in the first six months of 2022 were approximately $78,000 compared to $65,000 during the same period in 2021, an increase of approximately $13,000 or 20.0%.

Depreciation, depletion, and amortization expenses for first six months of 2022 were $53,000 as compared to $215,000 for the same period in 2021, a decrease of $162,000, or 75.4%. $23,000 of the amount for the first six months of 2022 was for amortization of the full cost pool of capitalized costs compared to $184,000 for the same period of 2021, a decrease of $161,000 or 87.5%. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31, 2021. This re-evaluated reserve base was reduced for oil and gas reserves that were produced or sold during the first six months of 2022 and adjusted for newly acquired reserves or for changes in estimated production curves and future price assumptions.

A year-to-date depletion rate of 7.34% was calculated and applied to the Company’s full cost pool of capitalized oil and natural gas properties compared to rates of 6.403% and 5.432% for the first two quarters of 2021 respectively.

Asset Retirement Obligation (“ARO”) expense for the first six months of 2022 was approximately $143,000 as compared to approximately $70,000 for the same time period in 2021, an increase of approximately $73,000 or 104.3%. The ARO expense is calculated to be the discounted present value of the estimated future cost to plug and abandon the Company’s producing wells.

General and administrative expenses for the first six months of 2022 were approximately $1,049,000 as compared to approximately $992,000 for the same period in 2021, an increase of approximately $57,000 or 5.8%.

Three months ended June 30, 2022, compared to three months ended June 30, 2021

Oil and natural gas revenues for the three months ended June 30, 2022, were $2,487,000, compared to $1,064,000 for the same time period in 2021, an increase of $1,423,000, or 133.7%.

Oil sales for the second quarter of 2022 were approximately $1,202,000 compared to approximately $415,000 for the same period of 2021, an increase of approximately $787,000 or 189.6%. Oil volumes sold for the second quarter of 2022 were approximately 12,280 bbls compared to approximately 4,735 bbls during the same period of 2021, an increase of approximately 7,545 bbl or 159.4%.

Average oil prices received were approximately $83.94 per bbl in the second quarter of 2022 compared to $59.53 per bbl during the same period of 2021, an increase of approximately $24.41 per bbl, or 41.0%.

Natural gas revenues for the second quarter of 2022 were $1,285,000 compared to $649,000 for the same period in 2021, an increase of $636,000 or 98.0%. Natural gas volumes sold for the second quarter of 2022 were approximately 216,000 mcf compared to approximately 177,000 mcf during the same period of 2021, an increase of approximately 39,000 mcf, or 22.0%.

Average natural gas prices received were approximately $6.25 per mcf in the second quarter of 2022 as compared to approximately $2.93 per mcf during the same period in 2021, an increase of approximately $3.32 or 113.3%.

Revenues from lease operations for the second quarter of 2022 were approximately $48,000 compared to approximately $59,000 for the second quarter of 2021, a decrease of approximately $11,000 or 18.6%. This decrease is due to a decrease in field activity, supervision, and operator overhead. Revenues from lease operations are derived from field supervision charged to operated leases along with operator overhead charged to operated leases.

Revenues from gas gathering, compression and equipment rental for the second quarter of 2022 were approximately $31,000, compared to approximately $5,000 for the same period in 2021, an increase of approximately $26,000. These revenues are derived from gas volumes produced and transported through our gas gathering systems.

Real estate revenue was approximately $62,000 during the second quarter of 2022 compared to $55,000 for the same period in 2021, an increase of approximately $7,000 or 12.7%.

Interest income for the second quarter of 2022 was approximately $36,000 as compared with approximately $35,000 for the same period in 2021, an increase of approximately $1,000 or 2.9%. Interest income is derived from investments in both short-term and long-term certificates of deposit as well as money market accounts at banks.

Other revenues for second quarter of 2022 were approximately $11,000 as compared with approximately $9,000 for the same period in 2021, an increase of approximately $2,000 or 22.2%.

Lease operating expenses in the second quarter of 2022 were $500,000 as compared to $399,000 in the second quarter of 2021, a net increase of approximately $101,000, or 25.31%. Of this net increase, approximately $ 16,000 is from overall increases and decreases in well expenditures on various operated properties. Approximately $85,000 are due to net increases and decreases in net operating expenses billed by third-party operators on non-operated properties.

Production taxes, gathering, transportation and marketing expenses for the second quarter of 2022 were approximately $284,000 as compared to $206,000 during the second quarter of 2021, a net increase of approximately $78,000 or 37.86%. These increases relate directly to the increase in oil and gas revenues as described in the above paragraphs.

Pipeline and rental expenses for the second quarter of 2022 were $11,000 compared to $6,000 for the same time period in 2021, an increase of approximately $5,000, or 83.3%.

Real estate expenses during the second quarter 2022 were approximately $40,000 compared to approximately $33,000 for the same period in 2021, an increase of approximately $7,000 or 21.2%.

Depreciation, depletion, and amortization expenses for the second quarter of 2022 were $36,000 as compared to $96,000 for the same period in 2021, a decrease of $60,000, or 62.5%. $23,000 of the amount for the second quarter of 2022 was for amortization of the full cost pool of capitalized costs compared to $82,000 for the second quarter of 2021, a decrease of $59,000 or 72.0%. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31, 2021. This re-evaluated reserve base was reduced for oil and gas reserves that were produced or sold during the first six months of 2022 and adjusted for newly acquired reserves or for changes in estimated production curves and future price assumptions. A year-to-date depletion rate of 7.34% was calculated and applied to the Company’s full cost pool of capitalized oil and natural gas properties compared to rates of 6.403% and 5.432% for the first two quarters of 2021 respectively.

Asset Retirement Obligation (“ARO”) expense for the second quarter of 2022 was zero as compared to approximately $35,000 for the same time period in 2021, a decrease of $35,000. The ARO expense is calculated to be the discounted present value of the estimated future cost to plug and abandon the Company’s producing wells.

General and administrative expenses for the second quarter of 2022 were $459,000 compared to $455,000 for the same period in 2021, an increase of approximately $4,000 or 0.9%.

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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Part II - Other Information

Item 5. – Other Information

West Texas

Effective March 4, 2022, the Company sold its interest in an operated oil well along with its associated leasehold acreage, in Martin County, Texas. The Company is pursuing Section 1031, Like-Kind Exchange treatment for the proceeds from this transaction and has not calculated the income tax implication of the divestiture.

North Texas

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

SPINDLETOP OIL & GAS CO.
(Registrant)

Date: August 22, 2022	By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

Date: August 22, 2022	By:/s/ Michelle H. Mazzini
Michelle H. Mazzini
Vice President, Secretary

Date: August 22, 2022	By:/s/ Robert E. Corbin
Robert E. Corbin
Principal Financial Officer and
Accounting Manger