Form 10-Q
period 2022-09-30
SPINDLETOP OIL & GAS CO
filed 2022-11-21
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding twelve months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [ ]

1

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value	6,750,318
(Class)	(Outstanding at November 21, 2022)

DOCUMENTS INCORPORATED BY REFERENCE

None

1

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

FORM 10-Q
For the quarter ended September 30, 2022

Index to Consolidated Financial Statements and Schedules

Part I – Financial Information:	Page

Item 1. – Financial Statements

Consolidated Balance Sheets
September 30, 2022 (Unaudited) and December 31, 2021	4 - 5

Consolidated Statements of Operations (Unaudited)	6
Nine Months Ended September 30, 2022 and 2021 Three Months Ended September 30, 2022 and 2021

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)	7
Nine Months Ended September 30, 2022 and
Nine Months Ended September 30, 2021

Consolidated Statements of Cash Flow (Unaudited)
Nine Months Ended September 30, 2022 and Nine Months Ended September 30, 2021	8

Notes to Consolidated Financial Statements	9

Item 2. – Management’s Discussion and Analysis of Financial
Condition and Results of Operations	11

Item 4. – Controls and Procedures	17

Part II – Other Information:

Item 5. – Other Information	17

Item 6. – Exhibits	18

Part I - Financial Information

Item 1. - Financial Statements

SPINDLETOP OIL & GAS Co. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$12,848,000	$10,673,000
Restricted cash	370,000	370,000
Accounts receivable, related parties	—	—
Accounts receivable	3,960,000	3,104,000
Prepaid Expenses	—	—
Intercompany	—	—
Income tax receivable	548,000	450,000
Total Current Assets	17,726,000	14,597,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	25,748,000	26,305,000
Rental equipment	412,000	412,000
Gas gathering system	115,000	115,000
Other property and equipment	395,000	317,000
	26,670,000	27,149,000
Accumulated depreciation and amortization	(26,160,000)	(26,127,000)
Total Property and Equipment	510,000	1,022,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,901,000	1,624,000
Accumulated depreciation	(1,144,000)	(1,102,000)
Total Real Estate Property	1,445,000	1,210,000

Other Assets
Deferred Income Tax Asset	146,000	311,000
Other long-term investments	10,675,000	8,941,000
Other	4,000	4,000
Total Other Assets	10,825,000	9,256,000
Total Assets	$30,506,000	$26,085,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS Co. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$8,620,000	$7,601,000
Total Current Liabilities	8,620,000	7,601,000

Noncurrent Liabilities
Asset retirement obligation	2,048,000	1,925,000
Total Noncurrent Liabilities	2,048,000	1,925,000

Total Liabilities	10,668,000	9,526,000

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 6,750,318 outstanding at September 30, 2022 and 6,755,318 outstanding at December 31, 2021.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury stock, at cost	(1,889,000)	(1,874,000)
Retained earnings	20,707,000	17,413,000
Total Shareholders' Equity	19,838,000	16,559,000
Total Liabilities and Shareholders' Equity	$30,506,000	$26,085,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2022	2021	2022	2021
Revenues
Oil and gas revenues	$6,003,000	$3,582,000	$1,844,000	$1,624,000
Revenues from lease operations	146,000	169,000	54,000	53,000
Gas gathering, compression, equipment rental	69,000	69,000	20,000	30,000
Real estate rental revenue	177,000	169,000	62,000	55,000
Interest Income	74,000	115,000	13,000	34,000
Other revenues	42,000	28,000	19,000	10,000
Total Revenues	6,511,000	4,132,000	2,012,000	1,806,000

Expenses
Lease operating expenses	1,279,000	787,000	535,000	265,000
Production taxes, gathering and marketing expenses	654,000	607,000	189,000	272,000
Pipeline and rental expenses	20,000	14,000	7,000	5,000
Real estate expenses	109,000	99,000	31,000	34,000
Depreciation and amortization expenses	77,000	48,000	24,000	(167,000)
ARO accretion expense	143,000	104,000	—	34,000
General and administrative expenses	1,649,000	1,541,000	600,000	549,000
Total Expenses	3,931,000	3,200,000	1,386,000	992,000
Income from operations	2,580,000	932,000	626,000	814,000

Other Revenue and Expense
Gain on sale of properties	1,531,000	—	1,531,000	—
Income before income tax	4,111,000	$932,000	$2,157,000	$814,000

Current income tax provision	652,000	251,000	416,000	229,000
Deferred income tax provision	165,000	187,000	48,000	182,000
Total income tax provision	817,000	438,000	464,000	411,000
Net income	$3,294,000	$494,000	$1,693,000	$403,000

Earnings per Share of Common Stock
Basic and Diluted	$0.49	$0.07	$0.25	$0.06

Weighted Average Shares Outstanding
Basic and Diluted	6,754,315	6,776,392	6,751,948	6,776,392

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Nine Months Ended September 30, 2022 and September 30, 2021
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings

Balance December 31, 2021	7,677,471	$77,000	$943,000	922,153	($1,874,000)	$17,413,000

Net Income	—	—	—	—	—	509,000
Balance March 31, 2022	7,677,471	77,000	943,000	922,153	(1,874,000)	17,922,000

Net Income	—	—	—	—	—	1,092,000
Balance June 30, 2022	7,677,471	$77,000	$943,000	922,153	($1,874,000)	$19,014,000

Purchase of 5,000 shares of Common Stock as Treasury Stock				5,000	(15,000)

Net Income	—	—	—	—	—	1,693,000
Balance September 30, 2022	7,677,471	$77,000	$943,000	927,153	($1,889,000)	$20,707,000

Balance December 31, 2020	7,677,471	$77,000	$943,000	922,153	($1,874,000)	$16,376,000

Net Income	—	—	—	—	—	97,000
Balance March 31, 2021	7,677,471	77,000	943,000	922,153	(1,874,000)	16,473,000

Net (Loss)	—	—	—	—	—	(6,000)
Balance June 30, 2021	7,677,471	$77,000	$943,000	922,153	($1,874,000)	$16,467,000

Net Income	—	—	—	—	—	403,000
Balance September 30, 2021	7,677,471	$77,000	$943,000	922,153	($1,874,000)	$16,870,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2022	2021
Cash Flows from Operating Activities
Net Income	$3,294,000	$494,000
Reconciliation of net Income to net cash
provided by operating activities
Depreciation and amortization	77,000	48,000
Accretion of asset retirement obligation	143,000	84,000
Changes in accounts receivable	(856,000)	(388,000)
Changes in income tax receivable	(98,000)	251,000
Changes in accounts payable and accrued liabilities	1,019,000	1,334,000
Changes in current tax payable	—	111,000
Changes in asset retirement obligation	—	20,000
Changes in deferred Income tax asset	165,000	187,000
Net cash provided for operating activities	3,744,000	2,141,000

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development	534,000	1,498,000
Purchase of other property and equipment	(76,000)	1,000
Changes in other long-term investments	(1,734,000)	(41,000)
Capitalized tenant improvements and broker fees	(278,000)	—
Net cash (used) for investing activities	(1,554,000)	1,458,000

Cash Flows from Financing Activities
Purchase of 5,000 shares of treasury stock	(15,000)	—
Changes in notes payable	—	403,000
Net cash used for financing activities	(15,000)	403,000
Increase in cash, cash equivalents, and restricted cash	2,175,000	4,002,000

Cash, cash equivalents, and restricted cash at beginning of period	11,043,000	7,775,000
Cash, cash equivalents, and restricted cash at end of period	$13,218,000	$11,777,000

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

The Company has not approved nor authorized any standing purchase program for its common stock.

3. GAIN ON SALE OF PROPERTY

During the third quarter of 2022, the Company sold its interest in an operated well and associated leasehold acreage for $1,531,000. The purchase price related to this sale significantly exceeded the Company’s capitalized costs in the full cost pool, at the time of the sale, of approximately $319,000.

Rule 4-10 of Regulation S-X adopted the conveyance accounting requirements in FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies (which has been codified in FASB 932, Extractive Activities – Oil and Gas), for all oil and gas entities, with certain modifications for entities applying the full cost method. Under this standard, entities following the full cost method of accounting record sales of oil and gas properties, whether or not being amortized currently as adjustments of capitalized costs, with no gain of loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center. If a gain or loss is recognized on such a sale, total capitalization costs within the cost center shall be allocated between reserves sold and reserves retained on the same basis used to compute amortization, unless there are substantial economic differences between the properties sold and those retained, in which case capitalized cost shall be allocated on the basis of the relative fair value of the properties.

In accordance with the aforementioned accounting pronouncements, the Company determined that an adjustment to capitalized costs for this sale would significantly alter the relationship between capitalized costs and proved oil and gas reserves. As a result, the Company recorded a gain on the sale of the property in the amount of $1,531,000 related to the sale. In determining the gain on the sale of the property, the Company considered that the Company’s most recent reserve report contained no reserves associated with the property sold, and therefore, no adjustment to capitalized costs is necessary.

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

Subsequent Events

The Company has evaluated subsequent events through November 21, 2022, the date on which the financial statements were available to be issued.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the factors listed and described at Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been changes to the risk factors previously described in the Company’s Form 10-K. for the fiscal year ended December 31, 2021 (the “Form 10-K”), including significant global economic and pandemic factors occurring during the nine months of 2022 and continuing into the fourth quarter of 2022 which are described in the following two paragraphs.

The effects of COVID-19 mitigation efforts, including the wide availability of vaccines, combined with the waning intensity of the pandemic, and other world events, have resulted in increased demand and prices for crude oil and condensate. During 2021, and continuing through the first three quarters of 2022, the demand and prices for crude oil and condensate returned to pre-pandemic levels, but uncertainty related to COVID-19 and other world events, may continue to cause a fluctuation in demand and prices for crude oil and condensate. The continuing COVID-19 pandemic related economic repercussions, and any future outbreak of any other highly infectious or contagious diseases may negatively affect the Company, our financial condition, results of operations, and cash flows. However, the duration and extent of the impact of the COVID-19 pandemic on the Company and our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, is uncertain and depends on various factors that we cannot predict or quantify, including: the severity and duration of the pandemic; governmental, business and other actions in response to the pandemic; the impact of the pandemic on economic activity; the response of the overall economy and the financial markets; the demand for oil and natural gas, which may be reduced on a prolonged or permanent basis due to a structural shift in the global economy or in connection with a global recession or depression; any impairment in the value of the Company’s assets which could be recorded as a result of a weaker economic conditions or commodity prices. There are no comparable recent events that provide guidance as to the effect the COVID-19 pandemic may have, and as a result, the ultimate long-term impact of the pandemic is highly uncertain and subject to change.

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

A negative shift in some of the public’s attitudes toward the oil and natural gas industry could adversely affect the Company’s ability to raise debt and equity capital. Certain segments of the investment community have developed negative sentiments about investing in the oil and natural gas industry. Equity returns in the sector versus other industry sectors from 2020 and continuing through the first three quarters of 2022 led to lower oil and natural gas representation in certain key equity market indices. In addition, some investors, including investment advisors and certain wealth funds, pension funds, university endowments and family foundations, have stated policies to disinvest in the oil and natural gas sector based on their social and environmental considerations. Certain other stakeholders have also pressured commercial and investment banks to halt financing oil and natural gas production and related infrastructure projects. Such developments, including environmental, social and governance (“ESG”) activism and initiatives aimed at limiting climate change and reducing air pollution, could result in downward pressure on the stock prices of oil and natural gas companies. The Company’s stock price could be adversely affected by these developments. This may also potentially result in a reduction of available capital funding for potential development projects, impacting on the Company’s future financial results.

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

Results of Operations

Nine months ended September 30, 2022, compared to nine months ended September 30, 2021

Oil and gas revenues for the first nine months of 2022 were $6,003,000, as compared to $3,582,000 for the same period in 2021 an increase of approximately $2,421,000 or 67.6%, due to higher oil and natural gas prices and increased production.

Oil sales for the first nine months of 2022 were approximately $2,796,000 compared to approximately $1,414,000 for the first nine months of 2021, an increase of approximately $1,382,000 or 97.7%. Oil sales volumes for the first nine months of 2021 were approximately 26,856 bbls, compared to approximately 24,098 bbls during the same period in 2021, an increase of approximately 2,758 bbls, or 11.4%,

Average oil prices received were $93.02 per bbl in the first nine months of 2022 compared to $51.28 per bbl in the first nine months of 2021, an increase of approximately $44.54 per bbl or 86.9%.

Natural gas revenue for the first nine months of 2022 was $3,207,000 compared to $2,168,000 for the same period in 2021, an increase of approximately $1,039,000 or 47.92%. Natural gas sales volumes for the first nine months of 2022 were approximately 473,000 mcf compared to approximately 589,000 mcf during the first nine months of 2021, a decrease of approximately 116,000 mcf or 19.7%.

Average gross natural gas prices received were $6.78 per mcf in the first nine months of 2022 as compared to $3.68 per mcf in the same time period in 2021, an increase of approximately $3.11 per mcf or 84.2%.

In general, revenues from oil and gas producing operations experienced a significant increase for the first nine months of 2022 compared to the same period in 2021. In addition, the third quarter results from operations also experienced a significant increase over the same period in 2021. These increases result in part from increased oil and gas prices. A significant number of both operated wells and non-operated wells were shut-in due to historic low oil and gas prices and most of these wells were returned to production and producing as of September 30, 2022.

Revenues from lease operations were $146,000 in the first nine months of 2022 compared to $169,000 in the first nine months of 2021, a decrease of approximately $23,000 or 13.6%. Revenues from lease operations are derived from field supervision charged to operated leases along with operator overhead charged to operated leases.

Revenues from gas gathering, compression and equipment rental for the first nine months of 2022 were $69,000 compared to $69,000 for the same period in 2021. These revenues are derived from gas volumes produced and transported through the Company owned gas gathering systems.

Real estate revenue was approximately $177,000 during the first nine months of 2022 compared to $169,000 for the first nine months of 2020, an increase of approximately $8,000, or 4.7%.

Interest income was $74,000 during the first nine months of 2022 as compared to $115,000 during the same period in 2021, a decrease of approximately $41,000 or 35.6%. Interest income is due to the Company investing its funds in both long-term and short-term certificates of depository accounts paying higher rates of interest than those received in money market accounts.

Other revenues for the first nine months of 2022 were $42,000 as compared to $28,000 for the same period in 2021, an increase of approximately $14,000 or 50%.

Lease operating expenses in the first nine months of 2022 were $1,279,000 as compared to $787,000 in the first nine months of 2021 a net increase of $492,000, or 62.5%. Of this net increase, approximately $110,000 is due in part to net decreases in operating expenses billed by third-party operators on non-operated properties that were shut in during the first nine months of 2021. The remaining net increase of approximately $382,000 represents overall increases and decreases in well expenditures on various operated properties. A number of both operated wells and non-operated wells were shut-in during the first nine months of 2021 due to low oil and gas prices.

Production taxes, gathering and marketing expenses in the first nine months of 2022 were approximately $654,000 as compared to $607,000 for the first nine months of 2021, an increase of approximately $47,000, or 7.7%. This increase relates directly to the increase in oil and gas revenues as described in the above paragraphs.

Pipeline and rental expenses for the first nine months of 2022 were $20,000 compared to $14,000 for the same time period in 2021, an increase of approximately $6,000

Real estate expenses in the first nine months of 2022 were approximately $109,000 compared to $99,000 during the same period in 2021, an increase of approximately $10,000 or 10.1%.

.

Depreciation, depletion, and amortization expenses for the first nine months of 2022 were $77,000 as compared to $48,000 for the same period in 2021, an increase of $29,000, or 60.4%. Amortization of the amount for the full cost pool for the first nine months of 2022 was $30,000 compared to $4,000 for the same period of 2021. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31, 2021. This re-evaluated reserve base was reduced for oil and gas reserves that were produced or sold during the first nine months of 2022 and adjusted for newly acquired reserves or for changes in estimated production curves and future price assumptions. A year-to-date depletion rate of 9.136% and applied to the Company’s full cost pool of un-depleted capitalized oil and natural gas properties compared to a year-to-date rate of 19.403% for the nine-month periods of 2021 and 2022 respectively.

Asset Retirement Obligation (“ARO”) expense for the first nine months of 2022 was approximately $143,000 as compared to approximately $104,000 for the same period in 2021, an increase of approximately $39,000 or 37.5%. The ARO expense is calculated to be the discounted present value of the estimated future cost to plug and abandon the Company’s producing wells.

General and administrative expenses for the first nine months of 2022 were approximately $1,649,000 as compared to approximately $1,541,000 for the same period of 2021, an increase of approximately $108,000 or 7.0%.

Gain on sale of property, During the third quarter of 2022, the Company sold its interest in an operated oil well and associated leasehold acreage for $1,531,000. The purchase price related to this sale significantly exceeded the Company’s capitalized costs in the full cost pool, at the time of the sale. The Company determined that an adjustment to capitalized costs for this sale would significantly alter the relationship between capitalized costs and proved oil and gas reserves. As a result, the Company recorded a gain on the sale of the property in the amount of $1,531,000 related to the sale. In determining the gain on the sale of the property, the Company considered that the Company’s most recent reserve report contained no reserves associated with the property sold, and therefore, no adjustment to capitalized costs was necessary.

Three months ended September 30, 2022, compared to three months ended September 30, 2021

Oil and natural gas revenues for the three months ended September 30, 2022, were $1,844,000, compared to $1,624,000 for the same period in 2021, an increase of $220,000, or 13.6%.

Oil sales for the third quarter of 2022 were approximately $729,000 compared to approximately $577,000 for the same period of 2021, an increase of approximately $152,000 or 26.3%. Oil volumes sold for the third quarter of 2022 were approximately 7,962 bbls compared to approximately 10,763 bbls during the same period of 2021, a decrease of approximately 2,801 bbl or 26.0%.

Average oil prices received were approximately $94.15 per bbl in the third quarter of 2022 compared to $53.55 per bbl during the same period of 2021, an increase of approximately $40.60 per bbl, or 75.8%.

Natural gas revenues for the third quarter of 2022 were $1,115,000 compared to $1,047,000 for the same period in 2021, an increase of approximately $68,000 or 6.5%. Natural gas volumes sold for the third quarter of 2022 were approximately 180,000 mcf compared to approximately 222,000 mcf during the same period of 2021, a decrease of approximately 42,000 mcf, or 18.9%,

Average gross natural gas prices received were approximately $7.81 per mcf in the third quarter of 2022 as compared to approximately $4.15 per mcf during the same period in 2021 an increase of approximately $3.66 or 88.2%.

In general, revenues from oil and gas producing operations experienced a significant increase for the first nine months of 2022 compared to the same period in 2021. In addition, the third quarter results from operations also experienced a significant increase over the same period in 2021. These increases result in part from increased oil and gas prices. In 2021, a significant number of both operated wells and non-operated wells were shut-in due to historic low oil and gas prices and most of these wells were returned to production and producing as of September 30, 2022.

Revenues from lease operations for the third quarter of 2022 were approximately $54,000 compared to approximately $53,000 for the same period in 2021, an increase of approximately $1,000 or 1.9%. Revenues from lease operations are derived from field supervision charged to operated leases along with operator overhead charged to operated leases.

Revenues from gas gathering, compression and equipment rental for the third quarter of 2022 were approximately $20,000, compared to approximately $30,000 for the same period in 2021, a decrease of approximately $10,000 or 33.3%. These revenues are derived from gas volumes produced and transported through our gas gathering systems.

Real estate revenue was approximately $62,000 during the third quarter of 2022 compared to $55,000 for the same period in 2021, an increase of approximately $7,000.

Interest income for the third quarter of 2022 was approximately $13,000 as compared with approximately $34,000 for the same period in 2021, a decrease of approximately $21,000 or 61.8%. Interest income is derived from investments in both short-term and long-term certificates of deposit as well as money market accounts at banks.

Other revenues for the third quarter of 2021 were approximately $19,000 as compared with approximately $10,000 for the same period in 2021.

Lease operating expenses for both operated and non-operated wells in the third quarter of 2022 were approximately $535,000 as compared to $265,000 in the third quarter of 2021, an increase of approximately $270,000 or 101.9%.

Production taxes, gathering, transportation and marketing expenses for the third quarter of 2021 were approximately $189,000 as compared to $272,000 during the third quarter of 2021, a net decrease of approximately $83,000 or 30.5%.

Pipeline and rental expenses for the third quarter of 2022 were $7,000 compared to $5,000 for the same period in 2021 an increase of approximately $2,000.

Real estate expenses during the third quarter 2022 were approximately $31,000 compared to approximately $34,000 for the same period in 2021, a decrease of approximately $3,000 or 8.8%.

Depreciation, depletion, and amortization expenses for the third quarter of 2022 were $24,000 as compared to $(167,000) for the same period in 2021, an increase of $191,000, or 114.4%. Amortization of the amount for the full cost pool for the third quarter of 2022 was $9,000 compared to $(180,000) for the same period of 2021. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31, 2021. This re-evaluated reserve base was reduced for oil and gas reserves that were produced or sold during the first nine months of 2022 and adjusted for newly acquired reserves or for changes in estimated production curves and future price assumptions. A third-quarter depletion rate of 1.796% was applied to the Company’s full cost pool of un-depleted capitalized oil and natural gas properties. The provision for depletion for the first three quarters ended September 30, 2021, was reduced over that computed for the six-month period ended June 30, 2021. In the third quarter of 2021, the Company sold six operated gas wells located in North Texas for approximately $1,512,000, and the full cost pool of capitalized costs was reduced by this amount. The decrease in the full cost pool resulted in the depreciable base of the full cost pool being reduced to approximately $22,000 after consideration of accumulated depletion. This reduction includes depletion provision amounts taken in the first two quarters of 2021, which were calculated using a significantly larger depletable base. The third quarter of 2021 include a credit in the depletion amortization amount of approximately $180,000 to account for the sale and related reduction of the full cost pool of capitalized cost.

Asset Retirement Obligation (“ARO”) expense for the third quarter of 2022 was not charged as compared to approximately $34,000 for the same period in 2021, a decrease of approximately $34,000. The ARO expense is calculated to be the discounted present value of the estimated future cost to plug and abandon the Company’s producing wells.

General and administrative expenses for the third quarter of 2022 were $600,000 compared to $549,000 for the same period in 2021, an increase of approximately $51,000 or 9.3%.

During the third quarter of 2022, the Company sold its interest in an operated oil well and associated leasehold acreage for $1,531,000. The purchase price related to this sale significantly exceeded the Company’s capitalized costs in the full cost pool, at the time of the sale. The Company determined that an adjustment to capitalized costs for this sale would significantly alter the relationship between capitalized costs and proved oil and gas reserves. As a result, the Company recorded a gain on the sale of the property in the amount of $1,531,000 related to the sale. In determining the gain on the sale of the property, the Company considered that the Company’s most recent reserve report contained no reserves associated with the property sold, and therefore, no adjustment to capitalized costs was necessary.

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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Part II - Other Information

Item 5. – Other Information

West Texas

Effective March 4, 2022, the Company sold its interest in an operated oil well along with its associated leasehold acreage, in Martin County, Texas.

North Texas

Effective January 1, 2022, the Company sold its interest in two operated natural gas wells and two shut-in wells along with its associated leasehold acreage located in Hood County, Texas, to Giant NRG Co., LP, a related entity. The terms of the transaction are no less favorable than could be obtained from unaffiliated third parties and have been approved by a majority of our Board of Directors

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

SPINDLETOP OIL & GAS CO.
(Registrant)

Date: November 21, 2022	By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

Date: November 21, 2022	By:/s/ Michelle H. Mazzini
Michelle H. Mazzini
Vice President, Secretary

Date: November 21, 2022	By:/s/ Robert E. Corbin
Robert E. Corbin
Principal Financial Officer and
Accounting Manger