Form 10-K
period 2022-12-31
SPINDLETOP OIL & GAS CO
filed 2023-04-17
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value.

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

Indicate by check mark whether the registrant has filed a report on and attestation to its managements’ assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [ ]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,889,140 based upon a total of 854,775 shares held as of June 30, 2022, by persons believed to be non-affiliates of the Registrant; the basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, that such calculation, if made as of a date within 60 days of this filing, would yield a different value.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value	6,750,318
(Class)	(Outstanding at April 17 2023)

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1. Description of Business

GENERAL

Spindletop Oil & Gas Co. is an independent oil and gas company engaged in the exploration, development, production and acquisition of oil and natural gas; and through one of its subsidiaries, the rental of oilfield equipment; and the gathering and marketing of natural gas. The terms the "Company", "We", "Us" or “Spindletop” are used interchangeably herein to refer to Spindletop Oil & Gas Co. (“Spindletop”, “SOG”) and its wholly owned subsidiaries, Spindletop Drilling Company ("SDC"), and Prairie Pipeline Co. (“PPC”).

The Company has focused its oil and gas operations principally in Texas, although we operate properties in six states including: Texas, Oklahoma, New Mexico, Louisiana, Arkansas, and Alabama. We operate a majority of our projects through the drilling and production phases. Our staff has numerous years of experience in the operations area. We have traditionally leveraged the risks associated with drilling by obtaining industry partners to share in the costs.

In addition, the Company, through PPC, owns several miles of pipelines associated with Company operated oil and natural gas properties in Texas which are used for the gathering of natural gas. These gathering lines are located primarily in the Fort Worth Basin and are being utilized to transport the Company's natural gas.

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

Operating Approach

The Company has a long history with, and extensive knowledge of, the Fort Worth Basin of Texas. Our technical staff has extensive oil and gas experience in the Fort Worth Basin, and other geological basins in which the Company has operations.

The Company looks at cost effective ways to grow our production. We have traditionally increased our reserve base in one of two ways. Initially, in the 1970s and 1980s, the Company obtained its production through an exploration and development drilling program focused principally in the Fort Worth Basin of North Texas. Today, the Company has retained many of these wells as producing properties and holds a large amount of acreage by production in that Basin.

During periods of lower product pricing the Company cost effectively added to its reserve base through value-priced acquisitions. The Company’s focus has evolved to seek value-priced acquisitions combined with the development of economically feasible drilling prospects. Currently we are continuing our efforts to acquire producing properties, develop our leasehold acreage, and acquire selective additional leasehold acreage for development purposes. We are pursuing growth primarily through acquisitions of good quality producing properties, participating in drilling projects with other operators, and selective drilling and recompletion activities. Supply chain shortages along with labor shortages have caused rapidly rising costs for the Company to develop and produce our oil and natural gas reserves. We believe that it is prudent to carefully evaluate all our options and consider whether each transaction can be supported in today’s price environment.

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

The Company holds approximately 68,092 gross acres under lease in the states listed below. The majority of the leases are held by production. A breakout of the Company’s leasehold acreage by geographic area is as follows:

	Operated		Non-Operated				Percent
	Properties		Properties		Total		of Total
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Geographic Area	Acres	Acres	Acres	Acres	Acres	Acres	Acres	Acres
North Texas (1)	5,477	5,151	4,650	153	10,127	5,304	14.90%	32.34%
East Texas	3,200	2,814	8,055	815	11,255	3,629	16.53%	22.13%
Gulf Coast Texas	40	35	826	60	866	95	1.27%	0.58%
West Texas	918	881	3,510	228	4,428	1,109	6.50%	6.76%
Texas Panhandle	1,760	1,216	800	79	2,560	1,295	3.76%	7.90%
Alabama	1,160	634	1,520	79	2,680	713	3.94%	4.35%
Arkansas	1,286	1,141	1,618	82	2,904	1,223	4.26%	7.46%
Louisiana	80	80	848	40	928	120	1.36%	0.73%
New Mexico	2,276	1,827	359	4	2,635	1,831	3.87%	11.16%
Oklahoma	240	128	24,437	324	24,677	452	36.24%	2.76%
Colorado	—	—	240	—	240	—	0.35%	0.00%
Michigan	—	—	160	5	160	5	0.23%	0.03%
Montana	—	—	10	2	10	2	0.01%	0.01%
North Dakota	—	—	302	15	302	15	0.44%	0.09%
Utah	—	—	2,520	473	2,520	473	3.70%	2.88%
Wyoming	—	—	1,800	134	1,800	134	2.64%	0.82%

Total	16,437	13,907	51,655	2,493	68,092	16,400	100.00%	100.00%

(1) North Texas includes the Fort Worth Basin

The Company uses recent and emerging technologies, as well as proven industry practices, to develop and produce oil and natural gas from its properties. Additionally, the Company has a dedicated and well-trained team of employees and professional staff that continually seek out low-risk profitable drilling and acquisition opportunities.

The majority of the Company’s leasehold acres are located in Texas.

A breakout of the Company's most significant oil and gas reserves by geographic area is as follows:

	BOE	%Total
North Texas including the Fort Worth Basin	588,705	69.63%
East Texas	137,785	16.30%
Panhandle Texas	26,207	3.10%
West Texas	17,317	2.05%
Gulf Coast Texas	2,150	0.25%
Total Texas	772,164	91.33%

Alabama	45,243	5.35%
Arkansas	1,573	0.19%
Oklahoma	13,645	1.61%
New Mexico	10,263	1.21%
Wyoming	1,997	0.24%
Michigan	638	0.08%
Total Other States	73,359	8.67%
Total	845,523	100.00%

North Texas - Fort Worth Basin & Bend Arch

The Fort Worth Basin has been a focal point of the Company since its inception. Our technical personnel have numerous years of exploration, drilling, completing, and production experience extracting natural gas and oil from both conventional and unconventional hydrocarbon deposits found across the basin. Furthermore, the Company maintains comprehensive and extensive dossiers of geologic and engineering data gathered from the province.

The Fort Worth Basin is a major United States onshore natural gas-prone expanse containing multiple pay zones that range in depth from one thousand to nine thousand (1,000-9,000) feet. Improved technical advances in fracturing and stimulation technologies have helped unlock natural gas and oil reserves from the hydrocarbon bearing Barnett Shale Formation; and thus, continue to bolster vigorous exploration and development activities that target these conventional and unconventional reservoir reserves throughout the province.

Current Activities

West Texas

Effective March 4, 2022, the Company sold its interest in an operated oil well along with its associated leasehold acreage, in Martin County, Texas.

North Texas

Effective January 1, 2022, the Company sold its interest in two operated natural gas wells, two shut-in wells, five non-operated natural gas wells along with its associated leasehold acreage located in Hood County, Texas, to Giant NRG Co., LP, a related entity. The terms of the transaction are no less favorable than could be obtained from unaffiliated third parties and have been approve by a majority of our Board of Directors.

Oil and Natural Gas Reserves

The Company’s net proved oil and natural gas reserves have been estimated by Company personnel. (See applicable footnote to the financial statements). No separate independent reserve report analysis has been prepared by an independent third party.

The net proved crude oil and natural gas reserves of the Company as of December 31, 2022, based on SEC guidelines, were classified as follows:

	Barrels of Oil	BCF Gas
Proved Developed Producing	157,840	4,126
Proved Developed Non-Producing	—	—
Proved Undeveloped	—	—
Total Proved Reserves	157,840	4,126

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

On a BOE (barrel of oil equivalent) basis (6 MCF/BOE), the net reserves are:

	Barrels of Oil Equivalent (BOE)

Natural Gas Reserves	687,693	81%
Oil Reserves	157,840	19%
Total Reserves	845,533	100%

Proved Developed Producing	845,533	100%
Proved Developed Non-Producing	—	0%
Proved Undeveloped	—	0%
Total Proved Reserves	845,533	100%

The Company has operational control over the majority of these reserves and can therefore to a large extent control the timing of development and production.

	Barrels of Oil Equivalent (BOE)

Operated Wells	629,883	74%
Non-Operated Wells	215,650	26%
Total	845,533	100%

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

The following is a summary of a partial list of purchasers / operators (listed by percent of total oil and natural gas sales) from oil and natural gas produced by the Company for the three-year period ended December 31, 2022.

Dependence on Purchasers and Operators

Purchaser / Operator	2022	2021	2020
Energy Transfer Crude Marketing, LLC	14%	0%	0%
Giant NRG Co., LP	12%	0%	0%
Bedrock Energy Partners	10%	9%	0%
Enlink Gas Marketing, LTD.	9%	14%	12%
Barnett Gathering, LP	7%	6%	5%
Pruet Production Co.	5%	4%	3%
ETC Texas Pipeline, LTD	4%	4%	2%
Eastex Crude Company	4%	4%	3%
BKV Midstream	4%	0%	0%
Hunt Crude Oil Supply	3%	2%	6%
Javelin Oil & Gas	3%	0%	0%
Phillips 66	2%	2%	3%
Bedrock Production LLC	2%	2%	10%
Producer's Midstream	2%	0%	0%
IACX Roswell LLC	2%	3%	0%
Oasis Transportation & Marketing Group	2%	1%	1%
Trailblazer formerly ETX Energy, LLC	2%	1%	1%
Empire Pipeline Corp.	2%	2%	1%
Webb Energy Resources, Inc.	1%	1%	1%
Edinger Engineering Inc.	1%	1%	1%
Midcoast Energy Partners LP	1%	4%	2%
DCP Midstream, LP	1%	1%	0%
Land and Natural Resource Development	1%	1%	1%
Eagle Ridge Operating, Inc	1%	1%	1%
OXY USA, Inc.	1%	1%	1%
FDL Operating LLC	0%	2%	2%
Sunoco Partners Marketing	0%	13%	20%
Targa Midstream Services, LLC	0%	11%	11%
Peveler Pipeline, LP	0%	6%	4%
Valero Energy Corporation	0%	1%	1%
ACE Gathering, Inc.	0%	0%	1%
Lion Oil Trading & Transportation	0%	0%	1%
Enterprise Crude Oil, LLC	0%	0%	1%

Oil and natural gas production is sold to many different purchasers/operators under market sensitive, short-term contracts.

Except as set forth above, there are no other purchasers/operators of the Company’s oil and natural gas production that individually accounted for more than one percent (1%) of the Company's oil and natural gas revenues during the three years ended December 31, 2022.

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

Employees and Independent Contractors

As of December 31, 2022, the Company employed or contracted for the services of a total of approximately 43 people. Of this total, 13 are full-time employees, and the remainder are part-time employees or independent contractors. We believe that our relationships with our employees and contractors are good.

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

"Net Production" means production that is owned by the Company, less royalties and production due others.

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

"Present Value" ("PV") when used with respect to oil and natural gas reserves, means the estimated future gross revenues to be generated from the production of proved reserves calculated in accordance with the guidelines of the SEC, net of estimated production and future development costs as of the date of estimation without future escalation, and discounted using an annual discount rate of 10%. Prices are not escalated and are computed using a 12-month average price, calculated as the unweighted arithmetic average of the first-day-of-the month price for each month of the year (except to the extent a contract specifically provides otherwise). No effect is given to non-property related expenses such as general and administrative expenses, debt service, future income tax expense and depreciation, depletion, and amortization.

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

(i) Reservoirs are considered proved if either actual production or conclusive formation tests support economic producibility. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any; and (B) the immediately adjoining portions not yet drilled, but which can be reasonably judged as economically productive on the basis of available geological.

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

The COVID-19 pandemic and the measures being taken to address and limit the spread of the virus adversely affected the economies and financial markets of the world, resulting in an economic downturn beginning in early 2020 that negatively impacted global demand and prices for crude oil and condensate, natural gas liquids (NGLs) and natural gas. The effects of COVID-19 mitigation efforts, including the wide availability of vaccines, combined with the waning intensity of the pandemic, have resulted in increased demand and prices for crude oil and condensate. In addition, worldwide oil inventories, from a historical perspective, remain low and concerns exist with the ability of OPEC and other oil producing nations to meet forecasted future oil demand growth, with many OPEC countries not able to produce at their OPEC agreed upon quota levels due to their limited capital investments directed towards developing incremental oil supplies over the past few years. Furthermore, sanctions, import bans and price caps on Russia have been implemented by various countries in response to the war in Ukraine, further impacting global oil supply. As a result of these and other oil supply constraints, the world has experienced significant increases in energy costs. During December 2022, OPEC announced a continuation of its 2 MMBOPD production cut that started in November 2022 related to the uncertainty surrounding the global economy and future oil demand. As a result of the global supply and demand imbalances, oil and gas prices remained strong through December 2022. In addition, the ongoing pandemic, combined with the Russia/Ukraine conflict, has resulted in global supply chain disruptions, which has led to significant cost inflation and the potential for a global recession. Specifically, the Company was impacted by higher than expected inflation in steel, services and chemical prices, among other items. Global oil price levels and inflationary pressures will ultimately depend on various factors that are beyond the Company's control, such as (i) the ability of OPEC and other oil producing nations to manage the global oil supply, (ii) the impact of sanctions and import bans on production from Russia, (iii) the timing and supply impact of any Iranian sanction relief on their ability to export oil, (iv) the effectiveness of responses by businesses and governments to combat any additional outbreaks of the COVID-19 virus and their impact on domestic and worldwide demand, (v) the global supply chain constraints associated with manufacturing and distribution delays, (vi) oilfield service demand and cost inflation, (vii) political stability of oil consuming countries and (viii) increasing expectations that the world may be heading into a global recession. The Company continues to assess and monitor the impact of these factors and consequences on the Company and its operations. Natural gas prices were robust during 2022. As a result, additional natural gas supplies oversaturated the markets causing natural gas prices to deteriorate in the first quarter of 2023. Several of the natural gas price indexes have now dropped below $2.00 per mmbtu.

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

This annual report contains estimates of our oil and natural gas reserves and the future net cash flows from those reserves. These estimates have been prepared by Company personnel for 2022, 2021, and 2020. There are numerous uncertainties inherent in estimating quantities of reserves of oil and natural gas and in projecting future rates of production and the timing of development expenditures, including many factors beyond our control. The reserve estimates in this annual report are based on various assumptions, including decline curve analysis, constant oil and natural gas prices, operating expenses, capital expenditures and the availability of funds, and therefore, are inherently imprecise indications of future net cash flows. Actual future production, cash flows, taxes, operating expenses, development expenditures and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this annual report. Additionally, our reserves may be subject to downward or upward revision based upon actual production performance, results of future development and exploration, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

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

We do not operate some of the properties in which we have an interest, and we have limited ability to exercise influence over operations for these properties or their associated costs. As of December 31, 2022, approximately 26% of our crude oil and natural gas proved reserves were operated by other companies. Our dependence on other operators and other working interest owners for these projects and our limited ability to influence operations and associated costs could materially adversely affect the realization of our targeted return on capital in drilling or acquisition activities and our targeted production growth rate. The success and timing of drilling, development and exploitation activities on properties operated by others depend on a number of factors that are beyond our control, including the operator’s expertise and financial resources, approval of other participants for drilling wells and utilization of technology.

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

If we lose the services of our key management personnel, technical experts or are unable to attract additional qualified personnel, our business, financial condition, results of operations, development efforts and ability to grow could suffer. We have assembled a team of engineers, landmen, and geologists who have considerable experience in drilling and completion techniques to explore for and to develop crude oil and natural gas. We depend upon the knowledge, skill, and experience of these experts to assist us in improving the performance and reducing the risks associated with our participation in crude oil and natural gas exploration and development projects. In addition, the success of our business depends, to a significant extent, upon the abilities and continued efforts of our management, particularly Chris Mazzini, our Chief Executive Officer, President and Chairman of the Board. We do not have an employment agreement with or key-man life insurance on Mr. Mazzini or any of our other key employees. Many of our key personnel are either eligible for retirement or will become eligible in the next one to four years. The Company does not have a succession plan in place for key management and technical personnel replacements.

The inability to continue to hire, train and retain operational, technical, and managerial personnel could adversely affect our results of operations.

The average age of the employee base of the Company has been increasing for several years, with a number of employees either currently eligible to retire or becoming eligible to retire within the next one to four years. If we are unable to hire appropriate personnel to fill future needs, the Company could encounter operating challenges and increased costs, primarily due to a loss of knowledge, errors due to inexperience or the lengthy time typically required to adequately train replacement personnel. In addition, higher costs could result from the increased use of contractors to replace retiring employees, loss of productivity or increased safety compliance issues. The inability to hire, train and retain new operational, technical, and managerial personnel adequately and to transfer institutional knowledge and expertise could adversely affect our ability to manage and operate our business. If we were unable to hire, train and retain appropriately qualified personnel, our results of operations could be adversely affected.

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

Our executive officers, directors, and their affiliates as of December 31, 2022, hold approximately 87.41% of our outstanding shares of common stock. As a result, officers, directors and their affiliates and such shareholders have the ability to exert significant influence over our business affairs, including the ability to control the election of directors and results of voting on all matters requiring shareholder approval. This concentration of voting power may delay or prevent a potential change in control.

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

The liquidity of our common stock may be adversely affected, and purchasers of our common stock may have difficulty selling our common stock if our common stock does not continue to trade in that or another suitable trading market.

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

We are subject to certain title risks.

Our company employees and contract land professionals have reviewed title records or other title review materials relating to substantially all our producing properties. The title investigation performed by us prior to acquiring undeveloped properties is thorough, but less rigorous than that conducted prior to drilling, consistent with industry standards. We believe we have satisfactory title to all our producing properties in accordance with standards generally accepted in the oil and gas industry. Our properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens, which we believe do not materially interfere with the use of or affect the value of such properties. At December 31, 2022, our leaseholds for some of our net acreage were being kept in force by virtue of production on that acreage in paying quantities. The remaining net acreage was held by lease rentals and similar provisions and requires production in paying quantities prior to expiration of various time periods to avoid lease termination.

We expect to make acquisitions of oil and gas properties from time to time subject to available resources. In making an acquisition we generally focus most of our title and valuation efforts on the more significant properties. It is generally not feasible for us to review in-depth every property we purchase and all records with respect to such properties. However, even an in-depth review of properties and records may not necessarily reveal existing or potential problems, nor will it permit us to become familiar enough with the properties to assess fully their deficiencies and capabilities. Evaluation of future recoverable reserves of oil and gas, which is an integral part of the property selection process, is a process that depends upon evaluation of existing geological, engineering and production data, some, or all of which may prove to be unreliable or not indicative of future performance. To the extent the seller does not operate the properties, obtaining access to properties and records may be more difficult. Even when problems are identified, the seller may not be willing or financially able to give contractual protection against such problems, and we may decide to assume environmental and other liabilities in connection with acquired properties.

Our business is highly capital-intensive, requiring continuous development and acquisition of oil and gas reserves. In addition, capital is required to operate and expand our oil and natural gas field operations and purchase equipment. On December 31, 2022, we had working capital of $9,838,000. We anticipate that we will be able to meet our cash requirements for the next 12 months. However, if such plans or assumptions change or prove to be inaccurate, we could be required to seek additional financing sooner than currently anticipated.

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

Our revenues, profitability and the carrying value of our oil and gas properties are substantially dependent upon prevailing prices of, and demand for, oil and natural gas and the costs of acquiring, finding, developing, and producing reserves. Our ability to obtain borrowing capacity, to repay future indebtedness, and to obtain additional capital on favorable terms is also substantially dependent upon oil and natural gas prices. Historically, the markets for oil and natural gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and natural gas are subject to wide fluctuations in response to: (i) relatively minor changes in the supply of, and demand for, oil and natural gas; (ii) market uncertainty; and (iii) a variety of additional factors, all of which are beyond our control. These factors include domestic and foreign political conditions, the price and availability of domestic and imported oil and natural gas, the level of consumer and industrial demand, weather, domestic and foreign government relations, the price and availability of alternative fuels and overall economic conditions. Furthermore, the marketability of our production depends in part upon the availability, proximity, and capacity of gathering systems, pipelines and processing facilities. Volatility in oil and natural gas prices could affect our ability to market our production through such systems, pipelines, or facilities. As of December 31, 2022, approximately 91% of our oil and natural gas production is currently sold to 19 purchasers/operators on a month-to-month basis at prevailing spot market prices. Oil prices remained subject to unpredictable political and economic forces during 2022, 2021, and 2020, and experienced fluctuations similar to those seen in natural gas prices for the year. We believe that oil prices will continue to fluctuate in response to changes in the policies of the Organization of Petroleum Exporting Countries ("OPEC"), changes in demand from many Asian countries, current events in the Middle East and Eastern Europe, security threats to the United States, and other factors associated with the world political and economic environment. As a result of the many uncertainties associated with levels of production maintained by OPEC and other oil producing countries, the availabilities of worldwide energy supplies and competitive relationships and consumer perceptions of various energy sources, we are unable to predict what changes will occur in crude oil and natural gas prices.

Natural gas prices plummeted in the first quarter of 2023 due to an oversupply of natural gas.

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

We are responsible for payment of plugging and abandonment costs on our oil and gas properties pro rata to our working interest. Based on our experience, we anticipate that in most cases, the costs of abandoning such properties will range from $40,000 to $150,000 or more per well. In addition, abandonment costs and their timing may change due to many factors, including actual production results, inflation rates and changes in environmental laws and regulations.

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

Natural disasters, terrorist activities, or other significant events could adversely affect our operations or financial results.

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

None

Item 2. Properties

OIL AND GAS PROPERTIES

The following table sets forth pertinent data with respect to the Company-owned oil and gas properties, all located within the continental United States, as estimated by the Company:

	Years Ended December 31,
	2022	2021	2020
Gas and Oil Properties, net (1)
Proved developed gas reserves-Mcf (2)
Proved developed producing	4,126,000	5,184,000	2,913,000
Proved developed non-producing	—	—	—
Proved undeveloped gas reserves-Mcf (3)	—	—	—
Total proved gas reserves-Mcf	4,126,000	5,184,000	2,913,000

Proved Developed Crude Oil and
Condensate reserves-Bbls (2)
Proved developed producing	158,000	187,000	145,000
Proved developed non-producing	—	—	—
Proved Undeveloped crude oil and	—	—	—
Condensate reserves-Bbls (3)	—	—	—
	158,000	187,000	145,000

(1) The estimate of the net proved oil and natural gas reserves, future net revenues, and the present value of future net revenues.

(2) "Proved Developed Oil and Natural gas Reserves" are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

(3) "Proved Undeveloped Reserves" are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. See the footnote to the Financial Statements, Supplemental Reserve Information (Unaudited), for further explanation of the changes for 2020 through 2022.

(4) Reserve amounts are rounded to the nearest thousand.

Productive Wells

The following table sets forth our domestic productive wells, shut-in wells, and includes both operated and non-operated wells at December 31, 2022.

Gas Wells		Oil Wells		Total Wells
Gross	Net	Gross	Net	Gross	Net

214	73.56	152	51.14	366	124.70

Acreage

The following table sets forth our undeveloped and developed gross and net leasehold acreage for our operated and non-operated wells at December 31, 2022. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether such acreage contains proved reserves. Undeveloped acreage should not be confused with undrilled acreage held by Production under the terms of a lease. Undrilled acreage held by production under the terms of a lease is included in the Developed Acreage category total shown below.

Undeveloped Acreage		Developed Acreage		Total Acreage
Gross	Net	Gross	Net	Gross	Net

5,658	1,925	68,092	16,399	73,750	18,324

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

Wells Drilled and Completed

The Company's working interests in both operated and outside operated exploration and development wells completed during the years indicated were as follows:

	2022		2021		2020
	Gross	Net	Gross	Net	Gross	Net

Exploratory Wells (1):
Productive	—	—	1.000	0.200	1.000	0.030
Non-Productive	—	—	—	—	—	—
Total	—	—	1.000	0.200	1.000	0.030

Developed Wells (2):
Productive	—	—	—	—	—	—
Non-Productive	—	—	—	—	—	—
Total	—	—	—	—	—	—

Total Exploration & Development Wells:
Productive	—	—	1.000	0.200	1.000	0.030
Non-Productive	—	—	—	—	—	—
Total	—	—	1.000	0.200	1.000	0.030

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

The following tables set forth additional data with respect to production from Company-owned oil and gas operated and non-operated properties, all located within the continental United States:

	For the years ended December 31,
	2022	2021	2020	2019	2018

Oil and Gas Production, net:
Natural Gas (Mcf)	652,786	778,462	743,465	916,456	874,812
Crude Oil & Condensate (Bbl)	35,698	33,604	30,900	4191 9	43,136

Average Sales Price per Unit Produced
Natural Gas (Mcf)	$6.42	$4.23	$1.84	$2.08	$2.86
Crude Oil & Condensate (Bbl)	$92.49	$56.87	$41.71	$55.76	$62.09

Average Production Cost per Equivalent Barrel (1) (2)	$20.67	$12.87	$12.92	$13.26	$13.18

(1) Includes severance taxes and ad valorem taxes.

(2) Natural gas production is converted to equivalent barrels at the rate of six MCFG per barrel, representing relative energy content of natural gas to oil.

The Company owns producing royalties and overriding royalties under properties located in Texas. The revenue from these properties is not significant.

The Company is not aware of any major discovery or other favorable or adverse event that is believed to have caused a significant change in the estimated proved reserves since December 31, 2022.

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

Oilfield Production Equipment

The Company, through a subsidiary, owns various natural gas compressors, pumping units, dehydrators, and various other pieces of oilfield production equipment.

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

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for the Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common stock trades Over The Counter under the symbol "SPND".

Prior to 2004, no significant public trading market had been established for the Company's common stock. The Company does not believe that listings of bid and asking prices for its stock are indicative of the actual trades of its stock, since trades are made infrequently. The following table shows high and low trading prices for each quarter in 2022, 2021, and 2020 as aggregated by Yahoo!.com from various OTC sources.

	Price Per Share
	High	Low

2023
First Quarter	$3.86	$2.56

2022
First Quarter	$3.88	$2.85
Second Quarter	$3.61	$3.05
Third Quarter	$3.90	$3.35
Fourth Quarter	$3.94	$3.00

2021
First Quarter	$2.49	$1.61
Second Quarter	$2.49	$1.63
Third Quarter	$4.02	$1.65
Fourth Quarter	$4.12	$2.62

2020
First Quarter	$2.86	$1.01
Second Quarter	$1.96	$1.05
Third Quarter	$2.22	$1.51
Fourth Quarter	$2.65	$1.52

There is no amount of common stock that is subject to outstanding warrants to purchase, or securities convertible into, common stock of the Company.

According to the transfer records of the Company on April 17, 2023, common stock of the Company was held by approximately 535 known holders of record.

The following chart compares the yearly percentage change in the cumulative total stockholder return on the Company's Common Stock during the five years ended December 31, 2022, with the cumulative total return of the Standard and Poor's 500 Stock Index and of the Dow Jones U.S. Exploration and Production Index (formerly Dow Jones Secondary Oil Stock Index). The comparison assumes $100 was invested on December 31, 2017, in the Company's Common Stock and in each of the foregoing indices and assumes reinvestment of dividends. The Company paid no dividends on its Common Stock during the five-year period. Figures shown are past results and are not predictive of results in future periods.

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

During the fiscal year ended December 31, 2022, the Company made the following one-time repurchase of its common stock:

Effective July 7, 2022, the Company repurchased 5,000 shares of its common stock from a non-controlling, unaffiliated shareholder of the Company for a negotiated purchase price of $15,500 or $3.10 per share.

The repurchased shares are held as Treasury Stock.

Item 6. Selected Financial Data

The selected financial information presented should be read in conjunction with the consolidated financial statements and the related notes thereto.

	For the years ended December 31,
	2022	2021	2020	2019	2018

Total Revenue	$10,027,000	$6,620,000	$4,179,000	$5,587,000	$6,734,000
Net Income (Loss)	669,000	1,037,000	(894,000)	(646,000)	264,000
Earnings (Loss) per Share	$0.10	$0.15	($0.13)	($0.09)	$0.04

	For the years ended December 31,
	2022	2021	2020	2019	2018

Total Assets	$27,807,000	$26,085,000	$22,670,000	$23,898,000	$24,398,000
Long-Term Debt	—	—	—	—	—

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

In order to test the cost center ceiling, the Company prepares a “Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Natural Gas Reserves (Unaudited)” as of the end of each calendar year (“the Reserve Report”). The Company prepared its annual Reserve Report as of December 31, 2022.

Reserve estimates are prepared in accordance with standard Security and Exchange Commission guidelines. The estimated net future net cash flows for 2022, 2021, and 2020, were computed using a 12-month average price, calculated as the un-weighted arithmetic average of the first day-of-the month price for each month of the year. Lease operating costs, compression, dehydration, transportation, ad valorem taxes, severance taxes, and federal income taxes were deducted. Costs and prices were held constant and were not escalated over the life of the properties. No deductions were made for interest. The annual discount of estimated future cash flows is defined, for use herein, as future cash flows discounted at 10% per year, over the expected period of realization.

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

During the year ended December 31, 2022, average quarterly crude oil prices per bbl for the Company were $71.34, $83.94, $94.15, and $80.80. During the year ended December 31, 2021, average quarterly crude oil prices per bbl for the Company were $49.34, $59.53, $53.55, and $56.87. During the year ended December 31, 2020, average quarterly crude oil prices per bbl for the Company were $45.26, $23.46, $36.48, and $44.94. respectively.

During the year ended December 31, 2022, average quarterly natural gas prices per bbl for the Company were $5.67, $6.25, $7.81, and $5.92. During the year ended December 31, 2021, average quarterly natural gas prices per mcf for the Company were $3.07, $2.93, $4.15, and $4.23. During the year ended December 31, 2020, average quarterly natural gas prices per mcf for the Company were $1.26, $1.06, $1.88, and $2.20 respectively.

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

Results of Operations

2022 Compared to 2021

Oil and natural gas revenues for the year ended December 31, 2022, were $7,775,000 compared to $5,466,000 for the year ended December 31, 2021, an increase of $2,309,000 or 42.2%.

Oil revenue for 2022 was approximately $3,583,000 compared to $2,177,000 for 2021, an increase of approximately $1,406,000 or 64.58%. Oil prices increased to an average of $92.49 per barrel in 2022 from an average of $56.87 per barrel in 2021, an increase of $35.62 per barrel or 62.6%. Oil sales increased to approximately 35,700 barrels from approximately 33,600 barrels in 2021, an increase of 2,100 barrels or 6.3%.

Natural gas revenue for 2022 was approximately $4,192,000 compared to $3,289,000 for 2021, an increase of approximately $903,000 or 27.49%. Natural gas sales were approximately 653,000 mcf in 2022 from approximately 778,500 mcf in 2021, a decrease of approximately 125,500 mcf or 16.1%. Natural gas prices increased to an average of $6.42 per mcf in 2022 an increase of $2.19 or 51.8% from an average of $4.23 per mcf in 2021.

In general, revenues from oil and natural gas producing operations experienced a significant increase for the year ended December 31, 2022, as compared to the same period in 2021. These increases resulted in part from increased oil and natural gas prices, as well as oil production increases.

Revenue from lease operations was approximately $183,000 for 2022, compared to approximately $219,000 in 2021, a decrease of approximately $36,000 or 16.4%. Revenue from lease operations results from field supervision charges on operated wells as well as administrative overhead billed to working interest owners.

Revenues from gas gathering, compression, and equipment rental for 2022 were approximately $89,000, a decrease of approximately $10,000 or 10.1% from approximately $99,000 in 2021.

Real estate rental revenue for 2022 was approximately $245,000, an increase of approximately $5,000 or 2.1% from approximately $240,000 in 2021.

Interest income for 2022 was approximately $142,000, a decrease of approximately $7,000 from approximately $149,000 in 2021 or 4.7%. Interest income is derived from investments in both short-term and long-term certificates of deposit as well as money market accounts at banks.

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

Other revenue for 2022 was $62,000, as compared to $44,000 in 2021, an increase of $18,000 or 40.9%.

Lease operating expenses 2022 were $2,120,000 as compared to $1,207,000 in 2021, a net increase of approximately $913,000, or 75.6%. There were both increases and decreases within different segment categories of lease operating expenses. Amounts billed by third-party operators as operating expenses on non-operated properties represented approximately 25% of the total 2022 amount with the remaining representing net increases and decreases on various operated properties due to general service cost fluctuations and levels of operational activity.

Production taxes, gathering, and marketing expenses for 2022 were approximately $867,000 compared to $896,000 in 2021, a decrease of approximately $29,000, or 3.2%.

Pipeline and rental expenses for 2022 were approximately $21,000 compared to approximately $17,000 for 2021, an increase of approximately $4,000, or 23.5%.

Real estate expenses in 2022 were approximately $174,000 compared to $167,000 during the same period in 2021, an increase of approximately $7,000 or 4.2%.

Depreciation and amortization expense for 2022 was $74,000 compared to $121,000 for 2021, a decrease of approximately $74,000 or 34.8%. There was no amortization of the full cost pool of oil and natural gas assets for 2022 as compared to $63,000 for the year ended 2021, a decrease of approximately $63,000 or 84.0%. The Company re-evaluated its proved oil and gas reserves as of December 31, 2022, and decreased its estimated total proved reserves by approximately 205,000 BOE to 846,000 BOE at the end of 2022 compared to 1,051,000 BOE at the end of 2021, a decrease of approximately 19.6%. The net decrease in the unamortized full cost pool base, is due primarily to credits to the full cost pool from the sale properties during 2022 in accordance with full cost accounting procedures and the related reduction of liabilities in the recalculation of the Asset Retirement Obligation. (See Footnote 17 to the Financial Statements).

Asset Retirement Obligation (“ARO”) accretion expense for 2022 was $2,014,000 up from $572,000 in 2021, an increase of $1,442,000. The ARO calculation is based on the Company’s annual reserve report and takes into consideration the changes between years of the Company’s estimated obligation to plug its interests in existing wells. This estimated future plugging cost is discounted using a 10% discount factor based on the estimated life of each property. Changes are incorporated as applicable into the full cost pool and the carrying value of the liability. Accretion expense measures and incorporates changes due to the passage of time into the carrying amount of the liability. In view of increasing plugging costs and regulatory agencies putting pressure on operators to plug and abandon wells faster than in prior years, management evaluated this year’s provision and estimated that the liability to plug and abandon its wells in the future, should be increased.

General and administrative expenses for 2022 were approximately $3,126,000 as compared to approximately $2,685,000 for 2021, an increase of approximately $441,000 or 16.4%. Approximately $218,000 is attributed to increases in personnel salaries and benefits. In addition, $170,000 of bad debt expense relating to a third party working interest owner was written off.

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

Natural gas revenue for 2021 was approximately $3,289,000 compared to $1,372,000 for 2020, an increase of approximately $1,917,000 or 139.7%. Natural gas sales increased to approximately 778,500 mcf in 2021 from approximately 743,000 mcf in 2020, an increase of approximately 35,500 mcf or 4.8%. Natural gas prices increased to an average of $4.23 per mcf in 2021 an increase of $2.39 or 129.9% from an average of $1.84 per mcf in 2020.

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

Management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not Applicable

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The Directors and Executive Officers of the Company and certain information concerning them is set forth below:

Name	Age	Position

Chris G. Mazzini	65	Chairman of the Board, Director, and President

Michelle H. Mazzini	61	Director, Vice President, Secretary, and Treasurer

Ted R. Munselle	67	Director

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

Board Meetings, Committees, and Corporate Governance

The Board of Directors met one time in 2022. The Board has established an audit committee. The Board is small, and all members of the Board serve on the audit committee. The function of the audit committee is to assist the Board in fulfilling its oversight responsibilities by reviewing the financial information that will be provided to the shareholders and others, the systems of internal controls that management and the Board of Directors have established, and the audit process. During 2022, Mr. Munselle was Chairman of the Audit Committee. Mr. Munselle is qualified as an “audit committee financial expert” within the meaning of SEC Regulations.

With respect to nominations to the Board, compensation, financial planning, strategies, and business alternatives, the Company does not have separate committees as the Board is small and all members of the Board participate in making recommendations and decisions on these matters.

Item 11. Executive Compensation

Cash Compensation

Cash compensation including salaries and bonuses, of $526,245, $501,431 and $404,447 was paid to Mr. Mazzini in 2022, 2021, and 2020 respectively. Cash compensation including salaries and bonuses of $426,223, $392,230, and $332,898 was paid to Ms. Mazzini in 2022, 2021, and 2020 respectively.

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

Compensation of Directors

Directors who are employees of the Company are not currently compensated for their services on the Board. Mr. Munselle was paid a director’s fee of $10,000 in 2022, $10,000 in 2021 and $10,000 in 2020 to compensate him for his position as the Board of Directors’ Financial Expert. Mr. Munselle also receives $2,500 for each Board of Directors’ meeting during the year other than the annual meeting.

Termination of Employment and Change of Control Arrangement

There are no plans or arrangements for payment to officers or directors upon resignation or a change in control of the Registrant.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners and Managers

The table below sets forth the information indicated regarding ownership of the Registrant's common stock, $.01 par value, the only outstanding voting securities, as of April 17, 2023 with respect to: (i) any person who is known to the Registrant to be the owner of more than five percent of the Registrant's common stock; (ii) the common stock of the Registrant beneficially owned by each of the directors of the Registrant, and (iii) by all officers and directors as a group. Each person has sole investment and voting power with respect to the shares indicated, except as otherwise set forth in the footnotes to the table.

Name and Address of Beneficial Owner	Number of Shares	Nature of Beneficial Ownership *	Percent Based on Outstanding Percent of Class **

Chris Mazzini and Michelle Mazzini	5,900,543	(1)	87.41%
12850 Spurling Rd., Suite 200
Dallas, Texas 75230

All officers and directors as a group	5,900,543		87.41%

* “Beneficial Ownership” means the sole or shared power to vote, or direct the voting of, a security or investment power with respect to a security, or any combination thereof.

** Percentages are based upon 6,750,318 shares of Common Stock outstanding on April 17, 2023.

(1) Chris Mazzini directly owns 39,654 shares (0.5874%). Giant Energy Corp. directly owns 5,860,889 shares (86.8240%). Chris Mazzini owns 100% of the common stock of Giant Energy Corp.

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

Certain Business Relationships

Certain officers, directors, and related parties including entities controlled by officers of the Company, engage in business transactions with the Company which were not the result of arms-length negotiations between independent parties. Accounts receivable and accounts payable contain $78,000 and $215,000, respectively, for the year ended December 31, 2022, relating to these transactions. Amounts for the year ended December 31, 2021, were not material.

On October 1, 2008, Giant entered into an Administrative Services Agreement with the Company whereby Giant pays the Company $250 per month for the Company providing administrative services to Giant; this agreement was terminated in 2021. On October 1, 2008, the Company entered into a similar agreement with Giant NRG Co., LP (“NRG”) a limited partnership with Chris Mazzini and Michelle Mazzini as limited partners. Under this agreement NRG pays a monthly fee of $1,500.00 to the Company in exchange for the Company providing certain administrative services to NRG. The Company has entered into a similar arrangement with Peveler Pipeline, LP ("Peveler"), whereby Peveler pays the Company a monthly charge of $250.00 in exchange for the Company providing administrative services to Peveler. Chris and Michelle Mazzini are the owners of Peveler Pipeline, LP, a limited partnership which owns a pipeline gathering system servicing wells owned by Giant, another related entity, described elsewhere in this report. The Company entered into a similar agreement with M-R Ventures, LLC (“MRV”) a limited liability company that operates some wells in Michigan, and that is owned by Chris and Michelle Mazzini. Pursuant to this agreement, MRV pays the Company a monthly fee in the amount of $500.00 for certain administrative services that the Company provides to MRV. The Company entered into a similar agreement with Reserve Royalty Company (“Reserve”) a sole proprietorship that holds some royalty interests owned by Chris and Michelle Mazzini. Pursuant to this agreement, Reserve pays the Company a monthly fee in the amount of $350.00 for certain administrative services that the Company provides to Reserve. See also Footnote 5 to the Financial Statements.

During the year ended December 31, 2022, the Company sold four properties to a related party for a sales price of $563,000 with the offset being an adjustment to the full cost pool. No gain or loss was recognized related to this transaction.

During the fourth quarter of 2021, the Company participated in the completion of the Howe #1H well located in the Normangee East block of Madison County, Texas, operated by Giant NRG Co., LP, a related entity.

During the fourth quarter of 2022, the Company participated in the drilling of the Smead Heirs #2 well located in Gregg County, Texas, operated by Giant NRG Co. LP, a related entity.x

Director Independence

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

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees for professional services rendered to Spindletop Oil & Gas Co. and Subsidiaries for the years 2022 and 2021 by accounting firm, Farmer, Fuqua, & Huff, P.C.

Type of Fees	2022	2021

Audit Fees	$57,955	$45,500
Audit Related Fees	—	—
Tax Fees	12,000	—
All other fees	—	—

Members of the Board of Directors (the "Board") fulfill the responsibilities of an audit committee and have established policies and Procedures for the approval and pre-approval of audit services and permitted non-audit services. The Board has the responsibility to engage and terminate Farmer, Fuqua, & Huff, P.C. an independent registered public accounting firm, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All the fees for 2022 and 2021 were pre-approved by the Board or were within the pre-approved guidelines for permitted non-audit services and fees established by the Board, and there were no instances of waiver of approved requirements or guidelines during the same periods.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(1) FINANCIAL STATEMENTS: The following financial statements of the Registrant and Report of Independent Registered Public Accounting Firm therein are filed as part of this Report on Form 10-K:

Page
Report of Farmer, Fuqua & Huff, P.C Independent Registered Public Accounting Firm	29-30
Consolidated Balance Sheets	31-32
Consolidated Statements of Operations	33
Consolidated Statements of Changes in Stockholders' Equity	34
Consolidated Statements of Cash Flows	35
Notes to Consolidated Financial Statements	36

(2) FINANCIAL STATEMENT SCHEDULES:

Schedule II - Valuation and Qualifying Accounts	49
Schedule III - Real Estate and Accumulated Depreciation	50

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

(c) The Index to Consolidated Financial Statements and Supplemental Schedules is included following the signatures, beginning at page 49 of this Report.

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

Date: April 17, 2023

By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures
Principal Executive Officers	Capacity	Date

/s/ Chris Mazzini
	President, Director	April 17, 2023
Chris Mazzini	(Chief Executive Officer

/s/ Michelle Mazzini
	Vice President, Secretary,	April 17, 2023
Michelle Mazzini	Treasurer, Director

/s/ Ted R. Munselle
	Director	April 17, 2023
Ted R. Munselle

/s/ Robert E. Corbin	Principal Financial Officer	April 17, 2023
and Accounting Manager
Robert E. Corbin

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
Index to Consolidated Financial Statements and Schedules

Page

Report of Independent Registered Public Accounting Firm	29-30

Consolidated Balance Sheets - December 31, 2022, and 2021	31-32

Consolidated Statements of Operations for the Years Ended
December 31, 2022, 2021 and 2020	33

Consolidated Statements of Changes in Shareholders' Equity
for the Years Ended December 31, 2022, 2021 and 2020	34

Consolidated Statements of Cash Flows
for the Years Ended December 31, 2022, 2021 and 2020	35

Notes to Consolidated Financial Statements	36

Schedules for the Years Ended December 31, 2022, 2021 and 2020
II - Valuation and Qualifying Accounts	49
III - Real Estate and Accumulated Depreciation	50

All other schedules have been omitted because they are not applicable, not required, or the information has been supplied in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Spindletop Oil & Gas Co.

Opinion of the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Spindletop Oil & Gas Co. (A Texas Corporation) and subsidiaries as of December 31, 2022 and 2021, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Gain on sale of oil and gas property

As discussed in Note 2 to the consolidated financial statements, the Company uses the full cost method of accounting for its investment in oil and natural gas properties. Under full cost method of accounting, gains and losses are treated as adjustments to the capitalized costs unless such adjustment would significantly alter the relationship between capitalized costs and proved oil and gas reserves attributed to a cost center. Significant judgment is required to determine whether adjustment to capitalized costs would result in significant alteration. When it is determined that a gain or loss should be recognized on such a sale, total capitalized costs within the cost center are allocated between the reserves sold and those retained. The allocation of capitalized costs should be allocated on the basis of the relative fair values of the properties. During the year ended December 31, 2022, the Company sold a property for approximately $1,531,000. At the recognition of the sale, the Company’s unamortized capitalized costs for its only cost center were approximately $319,000 and at December 31, 2022 were fully amortized. The most recent reserve report at the time of the sale contained no reserves related to this property. The Company determined that an adjustment to capitalized costs would result in a significant alteration between properties sold and those retained and as such recognized a gain on sale of the property.

We identified the recognition of a gain on the sale of an oil and gas property under the full cost method of accounting as a critical audit matter. Significant judgment is required to determine whether to recognize a gain on the sale of a property when the Company follows the full cost method of accounting.

The following are the primary procedures we performed to address this critical audit matter. We obtained an understanding of the internal controls over the Company’s procedures for accounting for significant transactions. We examined the executed purchase and sale agreement agreeing the property description and the sales amount. We examined the executed assignment and bill of sale as filed with the country in which the property is located. We reviewed the journal entry recording the sale and recognition of the gain and vouched the receipt of the proceeds to the Company’s bank. We determined that the Company’s most recent reserve report at the sale of the property did not include any reserves for the property and that the unamortized capital costs at the recording of the sale were approximately $319,000 and $-0- at December 31, 2022.

Accounting for asset retirement obligations

At December 31, 2022, the asset retirement obligation (ARO) balance totaled $3,654,000. As further described in Note 2, the Company’s ARO primarily represents the estimated present value of the amount the Company will incur to plug, abandon, and remediate producing properties at the end of their productive lives, in accordance with applicable state laws. The Company determined its asset retirement obligation by calculating the present value of estimated cash flows related to the liability. The asset retirement obligation is recorded as a liability at its estimated present value at its inception, with an offsetting increase to producing properties. Periodic accretion of discount of the estimated liability is recorded as an expense in the statement of operations.

The Company’s liability is determined using significant assumptions, including current estimates of plugging and abandonment costs and the productive life of wells. Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligation. Revisions to the asset retirement obligation are recorded with an offsetting change to producing properties, resulting in prospective changes to depreciation, depletion and amortization expense and accretion of discount. Because of the subjectivity of assumptions and the varying estimated lengths of the lives of the Company’s wells, the costs to ultimately retire the wells may vary significantly from previous estimates.

We determined the accounting for the asset retirement obligation as a critical audit matter as the calculation of the ARO is complex and highly judgmental because of the significant estimation by management in determining the obligation. In particular, the estimate was sensitive to significant subjective assumptions such as retirement cost estimates and the estimated timing of settlements which are both affected by expectations about future market and economic conditions.

We obtained an understanding of the Company’s internal controls over its ARO estimation process, including management’s review of the significant assumptions that have a material effect on the determination of the obligations. Our audit procedures included, among others, assessing the significant assumptions and inputs used in the valuation, such as retirement cost estimates and timing of settlement assumptions. Additionally, we compared the ARO against historical results, reviewed the reasonableness of the discount rate utilized in the estimate, and considered the completeness of the properties included in the estimate by comparing to the Company’s reserve report.

Estimated proved reserves of oil and natural gas

The Company uses the full cost method of accounting for its investment in oil and natural gas properties. The Company’s proved oil and natural gas properties are amortized using the units of production method and are evaluated for impairment by the full cost ceiling impairment test utilizing the Company’s oil and natural gas reserves in accordance with accounting principles generally accepted in the United States and SEC guidelines. The Company’s capitalized costs were fully amortized at December 31, 2022 and no amortization or impairment was recorded for the year ending December 31, 2022. The Company’s internal reserve engineer prepares the reserve report. Estimates of economically recoverable oil and natural gas properties depend upon a number of factors and assumptions, including quantities of oil and natural gas that are ultimately recovered, the timing of the recovery of oil and natural gas reserves, the operating costs incurred, the amount of future development expenditures, and the price received for the production. The methodology used to prepare the report is in conformity with SEC guidelines. Information contained in the reserve report is used in the calculation of the asset retirement obligation. Estimated oil and natural gas reserves represent potential future revenue through production or sale of properties.

We identified the estimation of proved oil and nature gas reserves as a critical audit matter. There is a high degree of subjectivity in evaluating the estimate of proved oil and natural gas reserves, as auditor judgment was required to evaluate the assumptions used by the Company related to determining the value and quantity of future oil and gas reserves.

The following are the primary procedures we performed to address this critical audit matter. We obtained an understanding of the internal controls over the Company’s processes for providing information to the internal reserve engineer and his processes for preparing the reserve report. We evaluated (1) the professional qualifications of the Company’s internal reserve engineer and (2) the knowledge, skill, and ability of the Company’s internal reserve engineer. We assessed the methodology used by the Company to estimate the reserves for consistency with industry and regulatory standards and obtained confirmation from the internal reserve engineer. We tested the current year pricing, production, and expenses used in the preparation of the reserve report. In addition, we performed a retrospective review of the prior year reserve report.

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

/s/ Farmer, Fuqua & Huff, P.C.

Richardson, Texas

April 17, 2023

We are uncertain as to the year our predecessor firm began serving as the auditor of the Company’s consolidated financial statements; however, we are aware that we have been the Company’s auditor consecutively since at least 1995.

SPINDLETOP OIL & GAS Co. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS

Current Assets
Cash and cash equivalents	$13,597,000	$10,673,000
Restricted cash	270,000	370,000
Accounts receivable	2,200,000	3,104,000
Income tax receivable	630,000	450,000
Total Current Assets	16,697,000	14,597,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	25,321,000	26,305,000
Rental equipment	412,000	412,000
Gas gathering system	115,000	115,000
Other property and equipment	395,000	317,000
	26,243,000	27,149,000
Accumulated depreciation and amortization	(26,140,000)	(26,127,000)
Total Property and Equipment	103,000	1,022,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,903,000	1,624,000
Accumulated depreciation	(1,163,000)	(1,102,000)
Total Real Estate Property	1,428,000	1,210,000

Other Assets
Deferred Income Tax Asset	—	311,000
Other long-term investments	9,575,000	8,941,000
Other	4,000	$4,000
Total Other Assets	9,579,000	9,256,000
Total Assets	$27,807,000	$26,085,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS Co. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$6,859,000	$7,601,000
Total Current Liabilities	6,859,000	7,601,000

Noncurrent Liabilities
Deferred Income Tax Payable	81,000	—
Asset retirement obligation	3,654,000	1,925,000
Total Noncurrent Liabilities	3,735,000	1,925,000

Total Liabilities	10,594,000	9,526,000

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 6,750,318 outstanding at December 31, 2022 and 6,755,318 outstanding at December 31, 2021.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury stock, at cost	(1,889,000)	(1,874,000)
Retained earnings	18,082,000	17,413,000
Total Shareholders' Equity	17,213,000	16,559,000
Total Liabilities and Shareholders' Equity	$27,807,000	$26,085,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2022	2021	2020
Revenues
Oil and gas revenues	$7,775,000	$5,466,000	$2,924,000
Revenue from lease operations	183,000	219,000	233,000
Gas gathering, compression, equipment rental	89,000	99,000	89,000
Real estate rental income	245,000	240,000	272,000
Other revenue	62,000	44,000	42,000
Total Revenues	8,354,000	6,068,000	3,560,000

Expenses
Lease operations	2,120,000	1,207,000	1,324,000
Production taxes, gathering and marketing	867,000	896,000	675,000
Pipeline and rental operations	21,000	17,000	9,000
Real estate operations	174,000	167,000	174,000
Depreciation and amortization	74,000	121,000	452,000
ARO accretion expense	2,014,000	572,000	139,000
General and administrative	3,126,000	2,685,000	2,640,000
Total Expenses	8,396,000	5,665,000	5,413,000
Income (Loss) from operations	(42,000)	403,000	(1,853,000)

Other Revenue and Expense
Interest income	142,000	149,000	216,000
Debt forgiveness income	—	403,000	403,000
Gain on sale of properties	1,531,000	—	—
Income (loss) before income tax	1,631,000	955,000	(1,234,000)

Current income tax provision (benefit)	570,000	24,000	(191,000)
Deferred income tax provision (benefit)	392,000	(106,000)	(149,000)
Total income tax provision (benefit)	962,000	(82,000)	(340,000)
Net Income (Loss)	$669,000	$1,037,000	$(894,000)

Earnings (Loss) per Share of Common Stock
Basic and Diluted	$0.10	$0.15	$(0.13)

Weighted Average Shares Outstanding
Basic and Diluted	6,753,386	6,755,318	6,771,094

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
For the Years Ended December 31, 2022, 2021, and 2020

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings
Balance December 31, 2019	7,677,471	77,000	943,000	867,869	(1,806,000)	$17,271,000

Purchase of 54,284 shares of Common Stock as Treasury Stock	—	—	—	54,284	(68,000)	—

Net (Loss)	—	—	—	—	—	(894,000)
Balance December 31, 2020	7,677,471	77,000	943,000	922,153	(1,874,000)	16,376,000

Net Income	—	—	—	—	—	1,037,000
Balance December 31, 2021	7,677,471	$77,000	$943,000	922,153	($1,874,000)	17,413,000

Purchase of 5,000 shares of Common Stock as Treasury Stock	—	—	—	5,000	(15,000)	—

Net Income	—	—	—	—	—	669,000
Balance December 31, 2022	7,677,471	$77,000	$943,000	927,153	($1,889,000)	$18,082,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Cash Flows from Operating Activities
Net Income (loss)	$669,000	$1,037,000	$(894,000)
Reconciliation of net Income (loss) to net cash
provided (used) by operating activities
Depreciation and amortization	74,000	121,000	452,000
Accretion of asset retirement obligation	2,014,000	572,000	139,000
Gain on sale of oil and gas properties	(1,531,000)	—	—
Changes in accounts receivable	904,000	(491,000)	577,000
Changes in income tax receivable	(180,000)	(176,000)	(191,000)
Changes in accounts payable and accrued liabilities	(742,000)	1,887,000	(291,000)
Forgiveness of SBA paycheck Protection Loan	—	(403,000)	(403,000)
Changes in deferred Income tax asset	311,000	(106,000)	(149,000)
Changes in deferred Income tax payable	81,000	—	—
Changes in other assets	—	—	(1,000)
Net cash provided (used) for operating activities	1,600,000	2,441,000	(761,000)

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development	703,000	542,000	(104,000)
Purchase of other property and equipment	(82,000)	(1,000)	—
Changes in other long-term investments	(634,000)	(116,000)	(7,675,000)
Proceeds from sale of oil and gas properties	1,531,000	—	—
Capitalized tenant improvements and broker fees	(279,000)	(1,000)	(44,000)
Net cash provided (used) for investing activities	1,239,000	424,000	(7,823,000)

Cash Flows from Financing Activities
Purchase of 5,000 shares of treasury stock	(15,000)	—	(68,000)
Proceeds from SBA Paycheck Protection Loan Program	—	403,000	403,000
Net cash provided (used) for financing activities	(15,000)	403,000	335,000
Increase (decrease) in cash, cash equivalents, and restricted cash	2,824,000	3,268,000	(8,249,000)

Cash, cash equivalents, and restricted cash at beginning of period	11,043,000	7,775,000	16,024,000
Cash, cash equivalents, and restricted cash at end of period	$13,867,000	$11,043,000	$7,775,000

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

The Company owns land along with a commercial office building which contains approximately 46,286 rentable square feet, of which the Company occupies approximately 10,273 rentable square feet as its corporate office headquarters. The Company leases the remaining space in the building to non-related third-party commercial tenants at prevailing market rates.

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

Gains and losses on sales of oil and gas properties are treated as adjustments of capitalized costs unless such adjustment would significantly alter the relationship between capitalized costs and proved oil and gas reserves attributed to a cost center. For instance, a significant alteration would not ordinarily be expected to occur for sales involving less than 25% of the reserve quantities of a given cost center. Although expected to occur infrequently, a significant alteration of the relationship between capitalized costs and proved reserves also could occur for sales of less than 25 % of the reserve quantities if there were substantial economic differences between properties sold and those retained. Significant judgment is required to determine whether an adjustment to capitalized costs would result in a significant alteration. When it is determined that a gain or loss should be recognized on such a sale, total capitalized costs within the cost center are allocated between reserves sold and reserves retained. The allocation of capitalized costs should be made on the same basis used to compute amortization, unless there are substantial economic differences between properties sold and those retained, in which case capitalized costs should be allocated on the basis of the relative fair values of the properties. Such a sale occurred during the year ended December 31, 2022, when the Company sold a property for which there were no reserves included in the proved oil and gas reserves for approximately $1,531,000. At the recognition of the sale, the net unamortized full cost pool was approximately $319,000. Therefore, an adjustment to the capitalized costs would result in a significant alteration between the properties sold and those retained. As a result, the Company recognized a gain on this sale.

.

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

Investments in Real Estate

All investments in real estate holdings are stated at cost or adjusted carrying value. ASC Topic 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, requires that a property be considered impaired if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. If impairment exists, an impairment loss is recognized by a charge against earnings equal to the amount by which the carrying amount of the property exceeds fair market value less cost to sell the property. If impairment of a property is recognized, the carrying amount of the property is reduced by the amount of the impairment, and a new cost for the property is established. Depreciation is provided over the properties estimated remaining useful life. There was no charge to earnings during 2022, 2021, or 2020 due to impairment of real estate holdings.

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

The following table reflects the changes of the asset retirement obligations during the periods ending December 31.

	2022	2021
Carrying amount of asset retirement obligation	$1,925,000	$1,434,000
Liabilities added	—	20,000
Liabilities divested or settled	(285,000)	(101,000)
Current period accretion expenses	2,014,000	572,000
Carrying amount as of December 31,	$3,654,000	$1,925,000

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

Share-Based Payments

Effective January 1, 2006, the Company adopted ASC Topic 718-10, “Share-Based Payment". ASC Topic 718-10 requires compensation costs related to share-based payments to be recognized in the income statement over the requisite service period. The amount of the compensation cost is to be measured based on the grant-date fair value of the instrument issued. ASC Topic 718-10 is effective for awards granted or modified after the date of adoption and for awards granted prior to that date that have not been vested. ASC Topic 718-10 does not materially change the Company's existing accounting practices, or the amount of share-based compensation recognized in earnings.

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

Currently, there are no other new accounting pronouncements that were issued to be effective in 2022 or subsequent thereto that would have a material impact on the Company’s financial reporting.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation on the consolidated balance sheet, consolidated statement of operations, and consolidated statements of cash flows.

Subsequent Events

The Company has evaluated subsequent events through the issuance date of April 17, 2023.

3. ACCOUNTS RECEIVABLE

	December 31,
	2022	2021

Trade	$151,000	$65,000
Accrued receivable	2,064,000	3,054,000
	2,215,000	3,119,000
Less: Allowance for losses	(15,000)	(15,000)
	$2,200,000	$3,104,000

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

4. ACCOUNTS PAYABLE

	December 31,
	2022	2021

Trade payables	$1,983,000	$2,929,000
Production proceeds payable	3,541,000	3,316,000
Prepaid drilling costs	1,335,000	1,356,000
	$6,859,000	$7,601,000

5. RELATED PARTY TRANSACTIONS

Certain officers, directors, and related parties including entities controlled by officers of the Company, engage in business transactions with the Company which were not the result of arms-length negotiations between independent parties. Accounts receivable and accounts payable contain $78,000 and $215,000, respectively, for the year ended December 31, 2022, relating to these transactions. Amounts for the year ended December 31, 2021, were not material.

On October 1, 2008, Giant entered into an Administrative Services Agreement with the Company whereby Giant pays the Company $250 per month for the Company providing administrative services to Giant; this agreement was terminated in 2021. On October 1, 2008, the Company entered into a similar agreement with Giant NRG Co., LP (“NRG”) a limited partnership with Chris Mazzini and Michelle Mazzini as limited partners. Under this agreement NRG pays a monthly fee of $1,500.00 to the Company in exchange for the Company providing certain administrative services to NRG. The Company has entered into a similar arrangement with Peveler Pipeline, LP ("Peveler"), whereby Peveler pays the Company a monthly charge of $250.00 in exchange for the Company providing administrative services to Peveler. Chris and Michelle Mazzini are the owners of Peveler Pipeline, LP, a limited partnership which owns a pipeline gathering system servicing wells owned by Giant, another related entity, described elsewhere in this report. The Company entered into a similar agreement with M-R Ventures, LLC (“MRV”) a limited liability company that operates some wells in Michigan, and that is owned by Chris and Michelle Mazzini. Pursuant to this agreement, MRV pays the Company a monthly fee in the amount of $500.00 for certain administrative services that the Company provides to MRV. The Company entered into a similar agreement with Reserve Royalty Company (“Reserve”) a sole proprietorship that holds some royalty interests owned by Chris and Michelle Mazzini. Pursuant to this agreement, Reserve pays the Company a monthly fee in the amount of $350.00 for certain administrative services that the Company provides to Reserve. See also Footnote 5 to the Financial Statements.

During the year ended December 31, 2022, the Company sold four to a related party for a sales price of $563,000 with the offset being an adjustment to the full cost pool. No gain or loss was recognized related to this transaction.

During the fourth quarter of 2021, the Company participated in the completion of the Howe #1H well located in the Normangee East block of Madison County, Texas, operated by Giant NRG Co., LP, a related entity.

During the fourth quarter of 2022, the Company participated in the drilling of the Smead Heirs #2 well located in Gregg County, Texas, operated by Giant NRG Co. LP, a related entity.

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

During the three-year period ending December 31, 2022, the Company did not issue any compensation related to share-based payments.

The Company has not approved nor authorized any standing repurchase program for its common stock.

During the three-year period ending December 31, 2022, the Company made the following repurchase of its common stock:

Effective April 6, 2020, and June 20, 2020, the Company repurchased 45,036 shares and 9,248 shares of its common stock from a non-controlling, unaffiliated shareholder of the Company for a negotiated purchase price of $56,295 and $11,560 respectively, or $1.25 per share. The repurchased shares are held as Treasury Stock.

Effective July 7, 2022, the Company repurchased 5,000 shares of its common stock from a non-controlling, unaffiliated shareholder of the Company for a negotiated purchase price of $15,500 or $3.10 per share.

The repurchased shares are held as Treasury Stock.

7. INCOME TAXES

The Company accounts for income taxes pursuant to ASC Topic 740-10, "Accounting for Income Taxes". ASC Topic 740-10 utilizes the liability method of computing deferred income taxes.

Income tax differed from the amounts computed by applying an effective United States federal income tax rate of 21% to pretax income in 2022, 2021, and 2020.

	2022	2021	2020
Computed expected tax expense (benefit)	$21,000	$201,000	$(259,000)

Miscellaneous timing differences
related to book and tax depletion differences
and the expensing of intangible drilling costs.	153,000	(308,000)	68,000
NOL Carryforward	—	(148,000)	—
Gain on sale of oil and gas properties'	396,000	279,000	—
Correction of prior year estimate	—	—	—

Expected Federal income tax expense (benefit)	$570,000	$24,000	$(191,000)

Income tax expense (benefit) for the years ended December 31, 2022, 2021 and 2020

	2022	2021	2020
Federal income taxes (benefit)	$570,000	$24,000	$(191,000)
State income taxes	—	—	—
Current income tax provision (benefit)	$570,000	$24,000	$(191,000)

Deferred income taxes reflect the effects of temporary differences between the tax bases of assets and liabilities and the reported amounts of those assets and liabilities for financial reporting purposes. Deferred income taxes also reflect the value of investment tax credits and an offsetting valuation allowance. The Company's total deferred tax assets and corresponding valuation allowance at December 31, 2022 and 2021 consisted of the following:

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

	December 31,
	2022	2021
Deferred tax assets
Depletion and amortization	—	98,000
Expired leasehold	—	155,000
Other, net	—	—
Net operating loss carryforward		37,000
Depreciation	—	21,000
Total deferred tax assets	—	311,000

Deferred tax liabilities
Intangible drilling costs	(56,000)	—
Installment sale income	—	—
Depreciation	(25,000)	—
Total deferred tax liability	(81,000)	—
Net deferred income tax asset (payable)	$(81,000)	$311,000

8. CASH FLOW INFORMATION

The Company does not consider any of its assets, other than cash and certificates of deposit shown as cash on the balance sheet, to meet the definition of a cash equivalent.

Net cash provided by operating activities includes cash payments for the following:

	2022	2021	2020

Income taxes	$750,000	$—	$60,000

Excluded from the Consolidated Statements of Cash Flows were the effects of certain non-cash investing and financing activities, as follows:

	2022	2021	2020
Addition (Reduction) of oil & gas
properties by recognitions of
asset retirement obligation	$(285,000)	$(113,000)	$(36,000)
	$(285,000)	$(113,000)	$(36,000)

	2022	2021	2020
Proceeds from sales of oil and gas properties	$1,531,000	$—	$1,168,000
Less:
Qualified Intermediary accounts receivable	—	—	(250,000)
	$1,531,000	$—	$918,000

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

As of December 31, 2022, the Company had approximately $3,698,000 in checking and money market accounts at one bank, $2,123,000 at a second bank, $692,000, 379,000, and $64,000 invested at three other banks. The Company also had approximately $9,575,000 of long-term certificates of deposit invested at these banks. Cash amounts on deposit at these institutions exceeded current per account FDIC protection limits by approximately $4,650,000.

Most of the Company's business activity is located in Texas. Accounts receivable as of December 31, 2022, and 2021, are due from both individual and institutional owners of joint interests in oil and gas wells as well as purchasers of oil and natural gas. A portion of the Company's ability to collect these receivables is dependent upon revenues generated from sales of oil and natural gas produced by the related wells.

11. FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments at December 31, 2022 and 2021 follows:

	2022		2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash	$13,597,000	$13,597,000	$10,673,000	$10,673,000
Restricted cash	270,000	270,000	370,000	370,000
Long-term investments	9,575,000	9,575,000	8,941,000	8,941,000
Accounts receivable	2,200,000	2,200,000	3,104,000	3,104,000

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

At December 31, 2022, the Company has acquired bonds and letters of credit issued in favor of various state regulatory agencies as mandated by state law in order to comply with financial assurance regulations required to perform oil and gas operations within the various state jurisdictions.

The Company has seven $5,000 single-well bonds totaling $35,000 and one $10,000 single well bond with an insurance company, for wells the Company operates in Alabama.  The $5,000 bonds are written for a three-year period and have expiration dates of August 1, 2025.   The $10,000 bond is written for a one-year period and expired February 16, 2023.  Subsequent to year-end, this bond has been extended through February 16, 2024.

The Company has eight letters of credit from a bank issued for the benefit of various state regulatory agencies in Texas, New Mexico, Oklahoma, the U.S. Department of the Interior Bureau of Indian Affairs, and Louisiana, ranging in amounts from $25,000 to $100,000 and totaling $270,000.  These letters of credit are fully secured by funds on deposit with the bank in business money market accounts and automatically extend for a period of one year unless cancelled by the beneficiary.

The Company has seven additional letters of credit from one bank issued for the benefit of various state agencies in Texas, New Mexico, and Oklahoma ranging from $25,000 to $300,000 totaling $575,000. These letters of credit are secured by long-term certificates of deposit at the two banks.

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

13. ADDITIONAL OPERATIONS AND BALANCE SHEET INFORMATION

Certain information about the Company's operations for the years ended December 31, 2022, 2021 and 2020 follows.

Dependence on Purchasers and Operators

The following is a summary of a partial list of purchasers / operators (listed by percent of total oil and natural gas sales) from oil and natural gas produced by the Company for the three-year period ended December 31, 2022:

Purchaser / Operator	2022	2021	2020
Energy Transfer Crude Marketing, LLC	14%	0%	0%
Giant NRG Co., LP	12%	0%	0%
Bedrock Energy Partners	10%	9%	0%
Enlink Gas Marketing, LTD.	9%	14%	12%
Barnett Gathering, LP	7%	6%	5%
Pruet Production Co.	5%	4%	3%
ETC Texas Pipeline, LTD	4%	4%	2%
Eastex Crude Company	4%	4%	3%
BKV Midstream	4%	0%	0%
Hunt Crude Oil Supply	3%	2%	6%
Javelin Oil & Gas	3%	0%	0%
Phillips 66	2%	2%	3%
Bedrock Production LLC	2%	2%	10%
Producer's Midstream	2%	0%	0%
IACX Roswell LLC	2%	3%	0%
Oasis Transportation & Marketing Group	2%	1%	1%
Trailblazer formerly ETX Energy, LLC	2%	1%	1%
Empire Pipeline Corp.	2%	2%	1%
Webb Energy Resources, Inc.	1%	1%	1%
Edinger Engineering Inc.	1%	1%	1%
Midcoast Energy Partners LP	1%	4%	2%
DCP Midstream, LP	1%	1%	0%
Land and Natural Resource Development	1%	1%	1%
Eagle Ridge Operating, Inc	1%	1%	1%
OXY USA, Inc.	1%	1%	1%
FDL Operating LLC	0%	2%	2%
Sunoco Partners Marketing	0%	13%	20%
Targa Midstream Services, LLC	0%	11%	11%
Peveler Pipeline, LP	0%	6%	4%
Valero Energy Corporation	0%	1%	1%
ACE Gathering, Inc.	0%	0%	1%
Lion Oil Trading & Transportation	0%	0%	1%
Enterprise Crude Oil, LLC	0%	0%	1%

Oil and natural gas production is sold to many different purchasers/operators under market sensitive, short-term contracts.

Except as set forth above, there are no other purchasers/operators of the Company’s oil and natural gas production that individually accounted for more than one percent (1%) of the Company's oil and natural gas revenues during the three years ended December 31, 2022.

The Company currently has no hedged contracts.

Certain revenues, costs and expenses related to the Company's oil and gas operations are as follows:

	Year Ended December 31,
	2022	2021	2020
Capitalized costs relating to oil and gas
producing activities:
Unproved properties	$1,876,000	$1,876,000	$1,876,000
Proved properties	23,445,000	24,429,000	25,052,000
Total capitalized costs	25,321,000	26,305,000	26,928,000
Accumulated amortization	(25,304,000)	(25,304,000)	(25,241,000)
Total capitalized costs, net	$17,000	1,001,000	1,687,000

	Year Ended December 31,
	2022	2021	2020
Costs incurred in oil and gas property
acquisitions, exploration and development:
Acquisition of properties	$—	$19,000	$22,000
Development costs	214,000	410,000	97,000
Total costs incurred	$214,000	$429,000	$119,000

	Year Ended December 31,
	2022	2021	2020
Results of operations from producing activities:
Sales of oil and gas	$7,775,000	$5,466,000	$2,923,000

Production costs	2,987,000	2,103,000	2,000,000
Amortization of oil and gas properties	—	63,000	393,000
Total production costs	2,987,000	2,166,000	2,393,000
Total net revenue	$4,788,000	$3,300,000	$530,000

	Year Ended December 31,
	2022	2021	2020
Sales price per equivalent Mcf	$8.97	$5.58	$3.15
Production costs per equivalent Mcf	$3.45	$2.15	$2.21
Amortization per equivalent Mcf	$—	$0.06	$0.42

	Year Ended December 31,
	2022	2021	2020
Results of operations from gas gathering
and equipment rental activities:
Revenue	$89,000	$99,000	$89,000
Operating expenses	21,000	17,000	9,000
Depreciation	1,000	1,000	1,000
Total costs	22,000	18,000	10,000
Total net revenue	$67,000	$81,000	$79,000

14. BUSINESS SEGMENTS

The Company's three business segments are (1) oil and gas exploration, acquisition, production, and operations, (2) transportation and compression of natural gas, and (3) commercial real estate investment. Management has chosen to organize the Company into the three segments based on the products or services provided. The following is a summary of selected information for these segments for the three-year period ended December 31, 2022:

	Year Ended December 31,
	2022	2021	2020
Revenues: (1)
Oil and gas exploration, production	$7,958,000	$5,685,000	$3,157,000
and operations
Gas gathering, compression and	89,000	99,000	89,000
equipment rental
Real estate rental	245,000	240,000	272,000
	$8,292,000	$6,024,000	$3,518,000

	Year Ended December 31,
	2022	2021	2020
Depreciation, depletion, and
amortization expense:
Oil and gas exploration, production	$17,000	$65,000	$396,000
and operations
Impairment of oil and gas assets	—	—	—
Gas gathering, compression and	1,000	1,000	1,000
equipment rental
Real estate rental	56,000	55,000	55,000
	$74,000	$121,000	$452,000

	Year Ended December 31,
	2022	2021	2020
Income (loss) from operations:
Oil and gas exploration, production	$2,940,000	$2,945,000	$623,000
and operations
Gas gathering, compression and	67,000	81,000	79,000
equipment rental
Real estate rental	15,000	18,000	43,000
	3,022,000	3,044,000	745,000
Corporate and other (2)	(2,353,000)	(2,007,000)	(1,639,000)
Consolidated net income (loss)	$669,000	$1,037,000	$(894,000)

	Year Ended December 31,
	2022	2021	2020
Identifiable assets net of DDA:
Oil and gas exploration, production
and operations	$83,000	$1,001,000	$1,703,000
Gas gathering, compression and
equipment rental	4,000	5,000	6,000
Real estate rental	1,428,000	1,210,000	1,265,000
	1,515,000	2,216,000	2,974,000
Corporate and other (3)	26,292,000	23,869,000	19,696,000
Consolidated total assets	$27,807,000	$26,085,000	$22,670,000

Note (1): All reported revenues are from external customers.

Note (2): Corporate and other includes general and administrative expenses, other non-operating income and expense and income taxes.

Note (3): Corporate and other includes cash, accounts and notes receivable, inventory, other property and equipment and intangible assets.

15. SUPPLEMENTARY INCOME STATEMENT INFORMATION

The following items were charged directly to expense:

	Year Ended December 31,
	2022	2021	2020
Maintenance and repairs	$18,000	$12,000	$6,000
Production taxes	451,000	269,000	116,000
Taxes, other than payroll and income taxes	(45,000)	7,000	16,000

16. QUARTERLY DATA (UNAUDITED)

The table below reflects selected quarterly information for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31, 2022
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$1,824,000	$2,675,000	$2,012,000	$1,843,000
Expense	(1,215,000)	(1,330,000)	(1,386,000)	(4,465,000)
Operating income (loss)	609,000	1,345,000	626,000	(2,622,000)
Other revenues	—	—	1,531,000	142,000
Net income (loss)	609,000	1,345,000	2,157,000	(2,480,000)
Current tax (provision) benefit	(60,000)	(176,000)	(416,000)	82,000
Deferred tax (provision) benefit	(40,000)	(77,000)	(48,000)	(227,000)
Net income (loss)	$509,000	$1,092,000	$1,693,000	$(2,625,000)
Earnings (loss) per share of
common stock
Basic and diluted	$0.08	$0.16	$0.25	$(0.39)

.

	Year Ended December 31, 2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$1,099,000	$1,227,000	$1,806,000	$2,488,000
Expense	(978,000)	(1,230,000)	(992,000)	(2,465,000)
Operating income (loss)	121,000	(3,000)	814,000	23,000
Current tax (provision) benefit	(17,000)	(5,000)	(229,000)	227,000
Deferred tax (provision) benefit	(7,000)	2,000	(182,000)	293,000
Net income (loss)	$97,000	$(6,000)	$403,000	$543,000
Earnings (loss) per share of
common stock
Basic and diluted	$0.01	$—	$0.06	$0.08

	Year Ended December 31, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$964,000	$548,000	$1,135,000	$1,532,000
Expense	(1,320,000)	(1,055,000)	(1,006,000)	(2,032,000)
Operating income (loss)	(356,000)	(507,000)	129,000	(500,000)
Current tax (provision) benefit	61,000	113,000	(43,000)	60,000
Deferred tax (provision) benefit	23,000	(28,000)	17,000	137,000
Net income (loss)	$(272,000)	$(422,000)	$103,000	$(303,000)
Earnings (loss) per share of
common stock
Basic and diluted	$(0.04)	$(0.06)	$0.02	$(0.05)

17. SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

The Company’s net proved oil and natural gas reserves as of December 31, 2022, 2021, and 2020, have been estimated by Company personnel.

All estimates are in accordance with generally accepted petroleum engineering and evaluation principles and definitions and with guidelines established by the Securities and Exchange Commission. All of the Company’s reserves are located in the United States of America and accounted for under one cost center.

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

The following reserve estimates were based on existing economic and operating conditions. Oil and natural gas prices for 2022, 2021, and 2020 were calculated using a 12-month average price, calculated as the un-weighted arithmetic average of the first-day-of-the month price for each month of each year. Operating costs, production and ad valorem taxes and future development costs were based on current costs with no escalation.

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

Changes in Estimated Quantities of Proved Oil and Gas Reserves (Unaudited):

Quantities of Proved Reserves:	Crude Oil Bbls	Natural Gas Mcf
Balance December 31, 2019	228,747	4,519,681
Sales of reserves in place	—	—
Acquired properties	2,861	17,341
Extensions and discoveries	—	—
Revisions of previous estimates *	(56,008)	(880,867)
Production	(30,900)	(743,465)
Balance December 31, 2020	144,700	2,912,690
Sales of reserves in place	(1,733)	(193,340)
Acquired properties	1,603	546
Extensions and discoveries	16,202	833
Revisions of previous estimates *	59,522	3,241,463
Production	(33,604)	(778,462)
Balance December 31, 2021	186,690	5,183,730
Sales of reserves in place	—	(49,820)
Acquired properties	702	—
Extensions and discoveries	1,041	1,231
Revisions of previous estimates *	5,105	(356,195)
Production	(35,698)	(652,786)
Balance December 31, 2022	157,840	4,126,160

* May also include divestitures, not only changes in engineering.

Proved Developed Reserves:
Balance December 31, 2020	144,700	2,912,690
Balance December 31, 2021	186,690	5,183,730
Balance December 31, 2022	157,840	4,126,160

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

Reserve estimates were prepared in accordance with standard Security and Exchange Commission guidelines. The future net cash flow for 2022, 2021, and 2020, was computed using a 12-month average price, calculated as the un-weighted arithmetic average of the first-day-of-the month price for each month of the year. Lease operating costs, compression, dehydration, transportation, ad valorem taxes, severance taxes, and federal income taxes were deducted. Costs and prices were held constant and were not escalated over the life of the properties. No deduction has been made for interest. The annual discount of estimated future cash flows is defined, for use herein, as future cash flows discounted at 10% per year, over the expected period of realization.

Proved Developed Reserves were calculated based on Decline Curve Analysis on 42 operated wells and 81 non-operated wells. Materially insignificant operated and non-operated wells were excluded from the reserve estimate.

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

	Year Ended December 31,
	2022	2021	2020
Future production revenue	$38,697,000	$32,392,000	$10,020,000
Future development costs	—	—	—
Future production costs	(18,293,000)	(15,690,000)	(6,284,000)
Future net cash flow before Federal income taxes	20,404,000	16,702,000	3,736,000
Future income taxes	(3,061,000)	(2,505,000)	(560,000)
Future net cash flows	17,343,000	14,197,000	3,176,000
Effect of 10% annual discounting	(3,878,000)	(3,719,000)	(609,000)
Standardized measure of discounted cash flows	$13,465,000	$10,478,000	$2,567,000

Changes in the standardized measure of discounted future net cash flows:

	Year Ended December 31,
	2022	2021	2020
Beginning of the year	$10,478,000	$2,567,000	$6,098,000
Sales of oil and gas, net of production costs	(4,556,000)	(3,108,000)	(879,000)
Net changes in prices and production costs	5,983,000	7,762,000	(963,000)
Extensions, discoveries, additions less related costs	109,000	574,000	—
Development costs incurred	153,000	429,000	92,000
Revisions of previous quantity estimates	3,637,000	1,896,000	(963,200)
Net change in purchase and sales of minerals in place	(68,000)	(24,000)	28,664
Accretion of discount	1,048,000	257,000	610,000
Net change in income taxes	(577,000)	(549,000)	777,000
Other	(2,742,000)	674,000	(2,233,464)
End of year	$13,465,000	$10,478,000	$2,567,000

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020

SCHEDULE I I

	Balance	Costs & Expenses	Deductions	Ending Balance
Allowance for doubtful accounts

December 31, 2022	$15,000	$—	$—	$15,000

December 31, 2021	$15,000	$—	$—	$15,000

December 31, 2020	$15,000	$—	$—	$15,000

SCHEDULE III

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION

Initial Cost to Corporation					Total Cost
Description		Encumbrances	Land	Buildings	Subsequent to Acquisition

Two story multi-tenant garden office building with sub-grade parking garage located in Dallas, Texas		(b)	$ 688,000	$ 1,298,000	$ 605,000

Gross amounts at which carried at close of year

Land	Buildings	Total	Accumulated Depreciation	Life on which Depreciation Calculated	Date Acquired

$ 688,000	$1,903,000	$ 2,591,000	$ 1,163,000	(a)	12/27/2004

Notes to Schedule III

(a) See Footnote 2 to the Financial Statements outlining depreciation methods and lives.

(b) None

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

(c) The reconciliation for investments in real estate and accumulated depreciation for the years ended December 31, 2022 are as follows
	Investments in Real Estate	Accumulated Depreciation
Balance, December 31, 2005	$1,986,000	$49,000
Acquisitions	210,000
Depreciation expense		71,000
Balance, December 31, 2006	2,196,000	120,000
Acquisitions	34,000
Depreciation expense		84,000
Balance, December 31, 2007	2,230,000	204,000
Acquisitions	38,000
Depreciation expense		96,000
Balance, December 31, 2008	2,268,000	300,000
Acquisitions
Depreciation expense		100,000
Balance, December 31, 2009	2,268,000	400,000
Acquisitions
Depreciation expense		101,000
Balance, December 31, 2010	2,268,000	501,000
Acquisitions
Depreciation expense		100,000
Balance, December 31, 2011	2,268,000	601,000
Acquisitions
Depreciation expense		51,000
Balance, December 31, 2012	2,268,000	652,000
Acquisitions
Depreciation expense		52,000
Balance, December 31, 2013	2,268,000	704,000
Acquisitions
Depreciation expense		52,000
Balance, December 31, 2014	2,268,000	756,000
Acquisitions
Depreciation expense		47,000
Balance, December 31, 2015	2,268,000	803,000
Acquisitions
Depreciation expense		47,000
Balance, December 31, 2016	2,268,000	850,000
Acquisitions
Depreciation expense		47,000
Balance, December 31, 2017	2,268,000	897,000
Acquisitions
Depreciation expense		48,000
Balance, December 31, 2018	2,268,000	945,000
Acquisitions
Depreciation expense		47,000
Balance, December 31, 2019	2,268,000	992,000
Acquisitions	44,000
Depreciation expense		55,000
Balance, December 31, 2020	2,312,000	1,047,000
Acquisitions
Depreciation expense		55,000
Balance, December 31, 2021	2,312,000	1,102,000
Acquisitions	279,000
Depreciation expense		61,000
Balance, December 31, 2022	2,591,000	1,163,000