Form 10-Q
period 2023-03-31
SPINDLETOP OIL & GAS CO
filed 2023-05-22
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value	6,750,318
(Class)	(Outstanding at May 22, 2023)

DOCUMENTS INCORPORATED BY REFERENCE

None

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

FORM 10-Q
For the quarter ended March 31, 2023

Index to Consolidated Financial Statements and Schedules

Part I – Financial Information:	Page

Item 1. – Financial Statements

Consolidated Balance Sheets
March 31, 2023 (Unaudited) and December 31, 2022	4 - 5

Consolidated Statements of Operations (Unaudited)	6
Three Months Ended March 31, 2023 and 2022

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)	7
Three Months Ended March 31, 2023 and 2022

Consolidated Statements of Cash Flow (Unaudited)
Three Months Ended March 31, 2023 and 2022	8

Notes to Consolidated Financial Statements	9

Item 2. – Management’s Discussion and Analysis of Financial
Condition and Results of Operations	11

Item 4. – Controls and Procedures	15

Part II – Other Information:

Item 5. – Other Information	16

Item 6. – Exhibits	17

Part I - Financial Information

Item 1. - Financial Statements

SPINDLETOP OIL & GAS Co. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$10,652,000	$13,597,000
Restricted cash	270,000	270,000
Accounts receivable	1,745,000	2,200,000
Income tax receivable	630,000	630,000
Total Current Assets	13,297,000	16,697,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	25,837,000	25,321,000
Rental equipment	412,000	412,000
Gas gathering system	115,000	115,000
Other property and equipment	479,000	395,000
	26,843,000	26,243,000
Accumulated depreciation and amortization	(26,156,000)	(26,140,000)
Total Property and Equipment	687,000	103,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,903,000	1,903,000
Accumulated depreciation	(1,178,000)	(1,163,000)
Total Real Estate Property	1,413,000	1,428,000

Other Assets
Deferred Income Tax Asset	—	—
Other long-term investments	12,550,000	9,575,000
Other	4,000	$4,000
Total Other Assets	12,554,000	9,579,000
Total Assets	$27,951,000	$27,807,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS Co. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$6,861,000	$6,859,000
Total Current Liabilities	6,861,000	6,859,000

Noncurrent Liabilities
Deferred Income Tax Payable	60,000	81,000
Asset retirement obligation	3,914,000	3,654,000
Total Noncurrent Liabilities	3,974,000	3,735,000

Total Liabilities	10,835,000	10,594,000

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 6,750,318 outstanding at March 31, 2023 and 6,750,318 outstanding at December 31, 2022.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury stock, at cost	(1,889,000)	(1,889,000)
Retained earnings	17,985,000	18,082,000
Total Shareholders' Equity	17,116,000	17,213,000
Total Liabilities and Shareholders' Equity	$27,951,000	$27,807,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended ,
	March 31 ,	March 31 ,
	2023	2022
Revenues
Oil and gas revenues	$1,030,000	$1,672,000
Revenue from lease operations	37,000	44,000
Gas gathering, compression, equipment rental	21,000	18,000
Real estate rental income	68,000	53,000
Other	11,000	12,000
Total Revenues	1,167,000	1,799,000

Expenses
Lease operations	238,000	244,000
Production taxes, gathering and marketing	157,000	181,000
Pipeline and rental operations	4,000	2,000
Real estate operations	24,000	38,000
Depreciation and amortization	31,000	17,000
ARO accretion expense	302,000	143,000
General and administrative	758,000	590,000
Interest expense	—	—
Total Expenses	1,514,000	1,215,000
Income (Loss) from operations	(347,000)	584,000

Other Revenue and Expense
Interest Income	125,000	25,000
Gain on sale of properties	104,000	—
Income (Loss) before income tax	(118,000)	609,000

Current income tax provision (benefit)	—	60,000
Deferred income tax provision (benefit)	(21,000)	40,000
Total income tax provision (benefit)	(21,000)	100,000
Net Income (Loss)	$(97,000)	$509,000

Earnings (Loss) per Share of Common Stock
Basic and diluted	$(0.01)	$0.08

Weighted Average Shares Outstanding
Basic and diluted	6,750,318	6,755,318

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Three Months Ended March 31, 2023 and March 31, 2022
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings

Balance December 31, 2022	7,677,471	$77,000	$943,000	927,153	$(1,889,000)	$18,082,000

Net (Loss)	—	—	—	—	—	(97,000)
Balance March 31, 2023	7,677,471	$77,000	$943,000	927,153	$(1,889,000)	$17,985,000

Balance December 31, 2021	7,677,471	$77,000	$943,000	922,153	$(1,874,000)	$17,413,000

Net Income	—	—	—	—	—	509,000
Balance March 31, 2022	7,677,471	$77,000	$943,000	922,153	$(1,874,000)	$17,922,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2023	2022
Cash Flows from Operating Activities
Net Income (Loss)	$(97,000)	$509,000
Reconciliation of net Income (Loss) to net cash
provided by operating activities
Depreciation and amortization	31,000	17,000
Accretion of asset retirement obligation	302,000	143,000
Gain on sale of oil and gas properties	(104,000)	—
Changes in accounts receivable, related party	—	(564,000)
Changes in accounts receivable	455,000	(463,000)
Changes in income tax receivable	—	61,000
Changes in accounts payable and accrued liabilities	2,000	512,000
Changes in current tax payable	—	40,000
Changes in deferred Income tax payable	(21,000)	—
Changes in other assets	—	—
Net cash provided for operating activities	568,000	255,000

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development	(559,000)	527,000
Purchase of other property and equipment	(83,000)	(77,000)
Changes in other long-term investments	(2,975,000)	(2,659,000)
Proceeds from sale of oil and gas properties	104,000	—
Capitalized tenant improvements and broker fees		(1,000)
Net cash (used) for investing activities	(3,513,000)	(2,210,000)

(Decrease) in cash, cash equivalents, and restricted cash	(2,945,000)	(1,955,000)

Cash, cash equivalents, and restricted cash at beginning of period	13,867,000	11,043,000
Cash, cash equivalents, and restricted cash at end of period	$10,922,000	$9,088,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND ORGANIZATION

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended December 31, 2022, for further information.

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

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. GAIN ON SALE OF PROPERTY

During the first quarter of 2023, the Company sold its interest in five operated wells and associated leasehold acreage in various counties in the state of Arkansas for $104,000. At the time of the sale, the Company’s unamortized full cost pool was approximately 230,000.

Rule 4-10 of Regulation S-X adopted the conveyance accounting requirements in FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies (which has been codified in FASB 932, Extractive Activities – Oil and Gas), for all oil and gas entities, with certain modifications for entities applying the full cost method. Under this standard, entities following the full cost method of accounting record sales of oil and gas properties, whether or not being amortized currently as adjustments of capitalized costs, with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center. If a gain or loss is recognized on such a sale, total capitalization costs within the cost center shall be allocated between reserves sold and reserves retained on the same basis used to compute amortization, unless there are substantial economic differences between the properties sold and those retained, in which case capitalized cost shall be allocated on the basis of the relative fair value of the properties.

In accordance with the aforementioned accounting pronouncements, the Company determined that an adjustment to capitalized costs for this sale would significantly alter the relationship between capitalized costs and proved oil and gas reserves. As a result, the Company recorded a gain on the sale of the property in the amount of $104,000 related to the sale. In determining the gain on the sale of the property, the Company considered that the Company’s most recent reserve report contained no reserves associated with the properties sold, and therefore, no adjustment to capitalized costs.

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

Subsequent Events

The Company has evaluated subsequent events through May 22, 2023, the date on which the financial statements were available to be issued.

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

Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the factors listed and described at Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been changes to the risk factors previously described in the Company’s Form 10-K. for the fiscal year ended December 31, 2022 (the “Form 10-K”), including significant global economic and pandemic factors occurring during 2022 and continuing into 2023 which are described in the following paragraphs.

The COVID-19 pandemic and the measures being taken to address and limit the spread of the virus adversely affected the economies and financial markets of the world, resulting in an economic downturn beginning in early 2020 that negatively impacted global demand and prices for crude oil and condensate, natural gas liquids (NGLs) and natural gas. The effects of COVID-19 mitigation efforts, including the wide availability of vaccines, combined with the waning intensity of the pandemic, have resulted in increased demand and prices for crude oil and condensate. In addition, worldwide oil inventories, from a historical perspective, remain low and concerns exist with the ability of OPEC and other oil producing nations to meet forecasted future oil demand growth, with many OPEC countries not able to produce at their OPEC agreed upon quota levels due to their limited capital investments directed towards developing incremental oil supplies over the past few years. Furthermore, sanctions, import bans and price caps on Russia have been implemented by various countries in response to the war in Ukraine, further impacting global oil supply. As a result of these and other oil supply constraints, the world has experienced significant increases in energy costs. During December 2022, OPEC announced a continuation of its 2 MMBOPD production cut that started in November 2022 related to the uncertainty surrounding the global economy and future oil demand. As a result of the global supply and demand imbalances, oil and gas prices remained strong through December 2022. In addition, the ongoing pandemic, combined with the Russia/Ukraine conflict, has resulted in global supply chain disruptions, which has led to significant cost inflation and the potential for a global recession. Specifically, the Company was impacted by higher-than-expected inflation in steel, services and chemical prices, among other items.

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

Results of Operations

Three months ended March 31, 2023, compared to the three months ended March 31, 2022

Oil and gas revenues for the first three months of 2023 were $1,030,000, as compared to $1,672,000 for the same period in 2022 a decrease of approximately $642,000 or 38.4%, due primarily to lower oil production and lower natural gas prices between years.

Oil sales for the first three months of 2023 were approximately $492,000 compared to approximately $865,000 for the first three months of 2022, a decrease of approximately $373,000 or 43.1%. Oil sales volumes for the first three months of 2023 were approximately 5,950 bbls, compared to approximately 11,300 bbls during the same period in 2022, a decrease of approximately 5,350 bbls, or 47.4%,

Average oil prices received were $73.44 per bbl in the first three months of 2023 compared to $71.34 per bbl in the first three months of 2022, an increase of approximately $2.10 per bbl or 2.9%.

Natural gas revenue for the first three months of 2023 was $538,000 compared to $807,000 for the same period in 2022, a decrease of approximately $269,000 or 33.3%. Natural gas sales volumes for the first three months of 2023 were approximately 150,000 mcf compared to approximately 142,000 mcf during the first three months of 2022, an increase of approximately 8,000 mcf or 5.63%.

Average gross natural gas prices received were $3.70 per mcf in the first three months of 2023 as compared to $5.67 per mcf in the same time period in 2022, a decrease of approximately $1.97 per mcf or 34.7%.

Revenues from lease operations were $37,000 in the first three months of 2023 compared to $44,000 in the first three months of 2022, a decrease of approximately $7,000 or 15.9%. Revenues from lease operations are derived from field supervision charged to operated leases along with operator overhead charged to operated leases.

Revenues from gas gathering, compression and equipment rental for the first three months of 2023 were $21,000 compared to $18,000 for the same period in 2022. These revenues are derived from gas volumes produced and transported through the Company owned gas gathering systems.

Real estate revenue was approximately $68,000 during the first three months of 2023 compared to $53,000 for the first three months of 2022, an increase of approximately $15,000, or 28.3%.

Interest income was $125,000 during the first three months of 2023 as compared to $25,000 during the same period in 2022, an increase of approximately $100,000. Interest income is due to the Company investing its funds in both long-term and short-term certificates of depository accounts paying higher rates of interest than those received in money market accounts.

Other revenues for the first three months of 2023 were $11,000 as compared to $12,000 for the same period in 2022, a decrease of approximately $1,000 or 8.3%.

Lease operating expenses in the first three months of 2023 were approximately $238,000 as compared to $244,000 in the first three months of 2022 a net decrease of approximately $6,000, or 2.5%.

Production taxes, gathering and marketing expenses in the first three months of 2023 were approximately $157,000 as compared to $181,000 for the first three months of 2022, a decrease of approximately $24,000 or 13.3%. This decrease relates directly to the decrease in oil and gas revenues as described in the above paragraphs.

Pipeline and rental expenses for the first three months of 2023 were $4,000 compared to $2,000 for the same time period in 2022.

Real estate expenses in the first three months of 2023 were approximately $24,000 compared to $38,000 during the same period in 2022, a decrease of approximately $14,000 or 36.8%.

.

Depreciation, depletion, and amortization expenses for the first three months of 2023 were $31,000 as compared to $17,000 for the same period in 2022, an increase of $14,000, or 82.4%. Amortization of the amount for the full cost pool for the first three months of 2023 was $13,000 compared to zero dollars for the same period of 2022. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31,2022. This re-evaluated reserve base was reduced for oil and gas reserves that were produced or sold during the first three months of 2023 and adjusted for newly acquired reserves or for changes in estimated production curves and future price assumptions. A year-to-date depletion rate of 5.733% for the three months ended 2023 was applied to the Company’s full cost pool of un-depleted capitalized oil and natural gas properties compared to a year-to-date rate of 0.0% for the same period in 2022.

Asset Retirement Obligation (“ARO”) expense for the first three months of 2023 was approximately $302,000 as compared to approximately $143,000 for the same period in 2022, an increase of approximately $159,000 or 111.2%. The ARO expense is calculated to be the discounted present value of the estimated future cost to plug and abandon the Company’s wells.

General and administrative expenses for the first three months of 2023 were approximately $758,000 as compared to approximately $590,000 for the same period of 2022, an increase of approximately $168,000 or 28.5%.

Gain on sale of property, During the first quarter of 2023, the Company sold its interest in five operated wells and associated leasehold acreage in various counties in the state of Arkansas for $104,000. At the time of the sale, the Company’s unamortized full cost pool was approximately $230,000. The Company determined that an adjustment to capitalized costs for this sale would significantly alter the relationship between capitalized costs and proved oil and gas reserves. As a result, the Company recorded a gain on the sale of the property in the amount of $104,000 related to the sale. In determining the gain on the sale of the property. The Company considered that the Company’s most recent reserve report contained no reserves associated with the property sold, and therefore, no adjustment to capitalized costs was necessary.

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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Part II - Other Information

Item 5. – Other Information

Arkansas

Effective 3/1/2023, the Company sold its interests in five operated gas wells along with the associated leasehold acreage in Crawford, Franklin and Pope Counties, Arkansas.

Oklahoma

The Company participated in the drilling of the Jake #1H and #2 wells in Carter Co. OK. Both horizontal wells were landed in the Sycamore formation. The wells have been drilled, cased, and completed and are in the flow back phase. The Company owns 0.990517% non-operated working interest in the Jake #1H well and 0.117187% non-operated working interest in the Jake #2H well.

The Company participated in the drilling of the Harris 3H well in Grady Co., OK. The well is currently drilling with the horizontal wellbore in the Marchand Sand. The Company owns 0.664916% non-operated working interest.

East Texas

The Company participated in the drilling of the Smead #2 well in Gregg County, Texas. The well has been drilled, cased, and awaiting completion in the Travis Peak Sands. The Company owns 25% non-operated working interest and an 18.75% revenue interest.

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

SPINDLETOP OIL & GAS CO.
(Registrant)

Date: May 22, 2023	By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

Date: May 22, 2023	By:/s/ Michelle H. Mazzini
Michelle H. Mazzini
Vice President, Secretary

Date: May 22, 2023	By:/s/ Robert E. Corbin
Robert E. Corbin
Principal Financial Officer and
Accounting Manger