Form 10-Q
period 2023-06-30
SPINDLETOP OIL & GAS CO
filed 2023-08-21
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value	6,739,943
(Class)	(Outstanding at August 21, 2023)

DOCUMENTS INCORPORATED BY REFERENCE

None

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

FORM 10-Q
For the quarter ended June 30, 2023

Index to Consolidated Financial Statements and Schedules

Part I – Financial Information:	Page

Item 1. – Financial Statements

Consolidated Balance Sheets
June 30, 2023 (Unaudited) and December 31, 2022	4 - 5

Consolidated Statements of Operations (Unaudited)	6
Six Months Ended June 30, 2023 and 2022 Three Months Ended June 30, 2023 and 2022

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)	7
Six Months Ended June 30, 2023 and
Six Months Ended June 30, 2022

Consolidated Statements of Cash Flow (Unaudited)
Six Months Ended June 30, 2023, and Six Months Ended June 30, 2022	8

Notes to Consolidated Financial Statements	9

Item 2. – Management’s Discussion and Analysis of Financial
Condition and Results of Operations	10

Item 4. – Controls and Procedures	16

Part II – Other Information:

Item 5. – Other Information	16

Item 6. – Exhibits	17

Part I - Financial Information

Item 1. - Financial Statements

SPINDLETOP OIL & GAS Co. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$6,533,000	$13,597,000
Restricted cash	270,000	270,000
Accounts receivable	1,676,000	2,200,000
Income tax receivable	613,000	630,000
Total Current Assets	9,092,000	16,697,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	25,679,000	25,321,000
Rental equipment	465,000	412,000
Gas gathering system	115,000	115,000
Other property and equipment	479,000	395,000
	26,738,000	26,243,000
Accumulated depreciation and amortization	(26,155,000)	(26,140,000)
Total Property and Equipment	583,000	103,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,907,000	1,903,000
Accumulated depreciation	(1,193,000)	(1,163,000)
Total Real Estate Property	1,402,000	1,428,000

Other Assets
Other long-term investments	16,775,000	9,575,000
Other	4,000	4,000
Total Other Assets	16,779,000	9,579,000
Total Assets	$27,856,000	$27,807,000

 The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS Co. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$6,512,000	$6,859,000
Total Current Liabilities	6,512,000	6,859,000

Noncurrent Liabilities
Deferred Income Tax Payable	46,000	81,000
Asset retirement obligation	4,087,000	3,654,000
Total Noncurrent Liabilities	4,133,000	3,735,000

Total Liabilities	10,645,000	10,594,000

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 6,739,943 outstanding at June 30, 2023 and 6,750,318 outstanding at December 31, 2022.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury stock, at cost	(1,919,000)	(1,889,000)
Retained earnings	18,110,000	18,082,000
Total Shareholders' Equity	17,211,000	17,213,000
Total Liabilities and Shareholders' Equity	$27,856,000	$27,807,000

 The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2023	2022	2023	2022
Revenues
Oil and gas revenues	$1,942,000	$4,159,000	$912,000	$2,487,000
Revenues from lease operations	75,000	92,000	38,000	48,000
Gas gathering, compression, equipment rental	43,000	49,000	22,000	31,000
Real estate rental revenue	136,000	115,000	68,000	62,000
Other revenues	25,000	23,000	14,000	11,000
Total Revenues	2,221,000	4,438,000	1,054,000	2,639,000

Expenses
Lease operating expenses	479,000	744,000	241,000	500,000
Production taxes, gathering and marketing expenses	316,000	465,000	159,000	284,000
Pipeline and rental expenses	12,000	13,000	8,000	11,000
Real estate expenses	61,000	78,000	37,000	40,000
Depreciation and amortization expenses	46,000	53,000	15,000	36,000
ARO accretion expense	503,000	143,000	201,000	—
General and administrative expenses	1,222,000	1,049,000	464,000	459,000
Total Expenses	2,639,000	2,545,000	1,125,000	1,330,000
Income (Loss) from operations	(418,000)	1,893,000	(71,000)	1,309,000

Other Revenue and Expense
Interest Income	324,000	61,000	199,000	36,000
Gain (Loss) on sale of property	104,000	—	—	—
Total Other Revenue and Expense	428,000	61,000	199,000	36,000

Income (Loss) Before Income Tax	10,000	1,954,000	128,000	1,345,000

Current income tax provision	17,000	236,000	17,000	176,000
Deferred income tax provision (benefit)	(35,000)	117,000	(14,000)	77,000
Total Income tax provision (benefit)	(18,000)	353,000	3,000	253,000
Net Income	$28,000	$1,601,000	$125,000	$1,092,000

Earnings per Share of Common Stock
Basic and Diluted	$—	$0.24	$0.02	$0.16

Weighted Average Shares Outstanding
Basic and Diluted	6,750,261	6,755,318	6,750,204	6,755,318

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Six Months Ended June 30, 2023 and June 30, 2022
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings

Balance December 31, 2022	7,677,471	$77,000	$943,000	927,153	$(1,889,000)	$18,082,000

Net (Loss)	—	—	—	—	—	(97,000)
Balance March 31, 2023	7,677,471	77,000	943,000	927,153	(1,889,000)	17,985,000

Purchase of 10,375 shares of Common Stock as Treasury Stock				10,375	(30,000)

Net Income	—	—	—	—	—	125,000
Balance June 30, 2023	7,677,471	$77,000	$943,000	937,528	$(1,919,000)	$18,110,000

Balance December 31, 2021	7,677,471	$77,000	$943,000	922,153	$(1,874,000)	$17,413,000

Net Income	—	—	—	—	—	509,000
Balance March 31, 2022	7,677,471	$77,000	$943,000	922,153	$(1,874,000)	$17,922,000

Net Income	—	—	—	—	—	1,092,000
Balance June 30, 2022	7,677,471	$77,000	$943,000	922,153	($1,874,000)	$19,014,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2023	2022
Cash Flows from Operating Activities
Net Income	$28,000	$1,601,000
Reconciliation of net Income to net cash
provided by operating activities
Depreciation and amortization	46,000	53,000
Accretion of asset retirement obligation	503,000	143,000
Proceeds from sale of oil and gas properties	(104,000)	—
Changes in accounts receivable	524,000	(1,301,000)
Changes in income tax receivable	17,000	237,000
Changes in accounts payable and accrued liabilities	(347,000)	475,000
Changes in deferred Income tax payable	(35,000)	117,000
Net cash provided for operating activities	632,000	1,325,000

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development	(486,000)	554,000
Purchase of other property and equipment	(84,000)	(77,000)
Changes in other long-term investments	(7,200,000)	(2,259,000)
Proceeds from sale of oil and gas properties	104,000	—
Capitalized tenant improvements and broker fees		(1,000)
Net cash (used) for investing activities	(7,666,000)	(1,783,000)

Cash Flows from Financing Activities
Purchase of 10,375 shares of treasury stock	(30,000)	—
Net cash used for financing activities	(30,000)	—
(Decrease) in cash, cash equivalents, and restricted cash	(7,064,000)	(458,000)

Cash, cash equivalents, and restricted cash at beginning of period	13,867,000	11,043,000
Cash, cash equivalents, and restricted cash at end of period	$6,803,000	$10,585,000

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

Effective June 30, 2023, the Company repurchased 10,375 shares of its common stock from a non-controlling, unaffiliated shareholder of the Company for a negotiated purchase price of $30,000 or $2.89 per share. The repurchase shares are held as Treasury stock.

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

Subsequent Events

The Company has evaluated subsequent events through August 21, 2023, the date on which the financial statements were available to be issued.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the factors listed and described at Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been changes to the risk factors previously described in the Company’s Form 10-K. for the fiscal year ended December 31, 2022 (the “Form 10-K”), including significant global economic and pandemic factors occurring during the first six months of 2023 and continuing into the third quarter of 2023 which are described in the following two paragraphs.

The COVID-19 pandemic and the measures taken to address and limit the spread of the virus adversely affected the economies and financial markets of the world, resulting in an economic downturn beginning in early 2020 that negatively impacted global demand and prices for crude oil and condensate, natural gas liquids (NGLs) and natural gas. The effects of COVID-19 mitigation efforts, including the wide availability of vaccines, combined with the waning intensity of the pandemic, have resulted in increased demand and prices for crude oil and condensate. In addition, worldwide oil inventories, from a historical perspective, remain low and concerns exist with the ability of OPEC and other oil producing nations to meet forecasted future oil demand growth, with many OPEC countries not able to produce at their OPEC agreed upon quota levels due to their limited capital investments directed towards developing incremental oil supplies over the past few years. Furthermore, sanctions, import bans and price caps on Russia have been implemented by various countries in response to the war in Ukraine, further impacting global oil supply. As a result of these and other oil supply constraints, the world has experienced significant increases in energy costs. During December 2022, OPEC announced a continuation of its 2 MMBOPD production cut that started in November 2022 related to the uncertainty surrounding the global economy and future oil demand. As a result of the global supply and demand imbalances, oil and gas prices remained strong through December 2022. In addition, the pandemic, combined with the Russia/Ukraine conflict, has resulted in global supply chain disruptions, which has led to significant cost inflation and the potential for a global recession. Specifically, the Company was impacted by higher-than-expected inflation in steel, services and chemical prices, among other items. Global oil price levels and inflationary pressures will ultimately depend on various factors that are beyond the Company's control, such as (i) the ability of OPEC and other oil producing nations to manage the global oil supply, (ii) the impact of sanctions and import bans on production from Russia, (iii) the timing and supply impact of any Iranian sanction relief on their ability to export oil, (iv) the effectiveness of responses by businesses and governments to combat any additional outbreaks of the COVID-19 virus and their impact on domestic and worldwide demand, (v) the global supply chain constraints associated with manufacturing and distribution delays, (vi) oilfield service demand and cost inflation, (vii) political stability of oil consuming countries and (viii) increasing expectations that the world may be heading into a global recession. The Company continues to assess and monitor the impact of these factors and consequences on the Company and its operations. Natural gas prices were robust during 2022. As a result, additional natural gas supplies oversaturated the markets causing natural gas prices to deteriorate in the first quarter of 2023 when several of the natural gas price indexes dropped below $2.00 per mmbtu. In the second quarter of 2023, natural gas pricing improved, although still trailing below 2022 pricing.

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

Results of Operations

Six months ended June 30, 2023 compared to six months ended June 30, 2022

Oil and gas revenues for the first six months of 2023 were $1,942,000, as compared to $4,159,000 for the same period in 2022, a decrease of approximately $2,217,000 or 53.3%

Oil sales for the first six months of 2023 were approximately $1,029,000 compared to approximately $2,067,000 for the first six months of 2022, a decrease of approximately $1,038,000 or 50.2%. Oil sales volumes for the first six months of 2023 were approximately 12,350 bbls compared to approximately 23,580 bbls during the same period in 2022, a decrease of approximately 11,230 bbls, or 47.6%.

Average oil prices received were $72.21 per bbl in the first half of 2023 compared to $81.00 per bbl in the first half of 2022, a decrease of approximately $8.79 per bbl or 10.8%.

Natural gas revenue for the first six months of 2023 was $913,000 compared to $2,092,000 for the same period in 2022, a decrease of approximately $1,179,000 or 56.4%. Natural gas sales volumes for the first six months of 2023 were approximately 277,000 mcf compared to approximately 358,000 mcf during the first six months of 2022, a decrease of approximately 81,000 mcf or 22.6%.

Average natural gas prices received were $3.32 per mcf in the first six months of 2023 as compared to $6.40 per mcf in the same time period in 2022, a decrease of approximately $3.08 per mcf or 48.1%.

Revenues from lease operations were $75,000 in the first six months of 2023 compared to $92,000 in the first six months of 2022, a decrease of approximately $17,000 or 18.5%. This decrease is due to a decrease in field supervision charges. Revenues from lease operations are derived from field supervision charged to operated leases along with operator overhead charged to operated leases.

Revenues from gas gathering, compression and equipment rental for the first six months of 2023 were $43,000 compared to $49,000 for the same period in 2022, a decrease of approximately $6,000 or 12.2%. These revenues are derived from gas volumes produced and transported through our gas gathering systems.

Real estate revenue was approximately $136,000 during the first six months of 2023 compared to $115,000 for the first six months of 2023, an increase of approximately $21,000, or 18.3%.

Interest income was $324,000 during the first six months of 2023 as compared to $61,000 during the same period in 2022, an increase of approximately $263,000 or 431.2%. Interest income increased due to higher interest rates than in 2022. Interest income is derived from investments in both short-term and long-term certificates of deposit as well as money market accounts at banks. The increase is due to interest rates in general being significantly higher than in 2022.

Other revenues for the first six months of 2023 were $25,000 as compared to $23,000 for the same time period in 2022, an increase of approximately $2,000 or 8.7%.

Lease operating expenses in the first six months of 2023 were $479,000 as compared to $744,000 in the first six months of 2022, a net decrease of $265,000, or 35.6%. Of this overall net decrease, approximately $64,000 is due to operating expenses billed by third-party operators on non-operated properties. Approximately $201,000, represents net decreases from operated properties.

Production taxes, gathering and marketing expenses in the first six months of 2023 were approximately $316,000 as compared to $465,000 for the first six months of 2022, a decrease of approximately $149,000, or 32.0%. This decrease relates directly to the decrease in oil and gas revenues as described in the above paragraphs.

Pipeline and rental expenses for the first six months of 2023 were $12,000 compared to $13,000 for the same time period in 2022, a decrease of approximately $1,000 or 7.7%.

Real estate expenses in the first six months of 2023 were approximately $61,000 compared to $78,000 during the same period in 2022, a decrease of approximately $17,000 or 21.8%.

Depreciation, depletion, and amortization expenses for first six months of 2023 were $46,000 as compared to $53,000 for the same period in 2022, a decrease of $7,000, or 13.2%. $9,000 of the amount for the first six months of 2023 was for amortization of the full cost pool of capitalized costs compared to $23,000 for the same period of 2022, a decrease of $14,000 or 60.9%. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31, 2022. This re-evaluated reserve base was reduced for oil and gas reserves that were produced or sold during the first six months of 2023 and adjusted for newly acquired reserves or for changes in estimated production curves and future price assumptions.

A year-to-date depletion rate of 6.473% was calculated and applied to the Company’s full cost pool of capitalized oil and natural gas properties compared to a rate of 7.34% for the first two quarters of 2022.

Asset Retirement Obligation (“ARO”) expense for the first six months of 2023 was approximately $503,000 as compared to approximately $143,000 for the same time period in 2022, an increase of approximately $360,000 or 251.8%. The ARO expense is calculated to be the discounted present value of the estimated future cost to plug and abandon the Company’s producing wells.

General and administrative expenses for the first six months of 2023 were approximately $1,222,000 as compared to approximately $1,049,000 for the same period in 2022, an increase of approximately $173,000 or 16.5%.

Three months ended June 30, 2023, compared to three months ended June 30, 2022

Oil and natural gas revenues for the three months ended June 30, 2023, were $912,000, compared to $2,487,000 for the same time period in 2022, a decrease of $1,575,000, or 63.3%.

Oil sales for the second quarter of 2023 were approximately $537,000 compared to approximately $1,202,000 for the same period of 2022, a decrease of approximately $665,000 or 55.3%. Oil volumes sold for the second quarter of 2023 were approximately 6,100 bbls compared to approximately 12,280 bbls during the same period of 2022, a decrease of approximately 6,180 bbl or 50.3%.

Average oil prices received were approximately $71.89 per bbl in the second quarter of 2023 compared to $83.94 per bbl during the same period of 2022, a decrease of approximately $12.05 per bbl, or 14.4%.

Natural gas revenues for the second quarter of 2023 were $375,000 compared to $1,285,000 for the same period in 2022, a decrease of $910,000 or 70.8%. Natural gas volumes sold for the second quarter of 2023 were approximately 148,000 mcf compared to approximately 216,000 mcf during the same period of 2022, a decrease of approximately 68,000 mcf, or 31.5%.

Average natural gas prices received were approximately $2.53 per mcf in the second quarter of 2023 as compared to approximately $6.25 per mcf during the same period in 2022, a decrease of approximately $3.72 or 59.5%.

Revenues from lease operations for the second quarter of 2023 were approximately $38,000 compared to approximately $48,000 for the second quarter of 2022, a decrease of approximately $10,000 or 20.8%. This decrease is due to a decrease in field activity, supervision, and operator overhead. Revenues from lease operations are derived from field supervision charged to operated leases along with operator overhead charged to operated leases.

Revenues from gas gathering, compression and equipment rental for the second quarter of 2023 were approximately $22,000, compared to approximately $31,000 for the same period in 2022, a decrease of approximately $9,000 or 29.0%. These revenues are derived from gas volumes produced and transported through our gas gathering systems.

Real estate revenue was approximately $68,000 during the second quarter of 2023 compared to $62,000 for the same period in 2022, an increase of approximately $6,000 or 9.68%.

Interest income for the second quarter of 2023 was approximately $199,000 as compared with approximately $36,000 for the same period in 2023, an increase of approximately $163,000 or 452.8%. Interest income is derived from investments in both short-term and long-term certificates of deposit as well as money market accounts at banks. The increase is due to interest rates in general being significantly higher than in 2022.

Other revenues for the second quarter of 2023 were approximately $14,000 as compared with approximately $11,000 for the same period in 2022, an increase of approximately $3,000 or 27.3%.

Lease operating expenses in the second quarter of 2023 were $241,000 as compared to $500,000 in the second quarter of 2022, a net decrease of approximately $259,000, or 51.8%. Of this overall net decrease, approximately $52,000 is due to operating expenses billed by third-party operators on non-operated properties. Approximately $207,000, represents net decreases from operated properties.

Production taxes, gathering, transportation and marketing expenses for the second quarter of 2023 were approximately $159,000 as compared to $284,000 during the second quarter of 2022, a net decrease of approximately $125,000 or 44.0%. These net decreases relate directly to the decreases in oil and gas revenues as described in the above paragraphs.

Pipeline and rental expenses for the second quarter of 2023 were $8,000 compared to $11,000 for the same time period in 2022, a decrease of approximately $3,000, or 27.3%.

Real estate expenses during the second quarter 2023 were approximately $37,000 compared to approximately $40,000 for the same period in 2022, a decrease of approximately $3,000 or 7.5%.

Depreciation, depletion, and amortization expenses for second quarter of 2023 were $15,000 as compared to $36,000 for the same period in 2022, a decrease of $21,000, or 58.3%. A negative $4,000 of the amount for the second quarter of 2023 was for amortization of the full cost pool of capitalized costs compared to $23,000 for the same period of 2022, a decrease of $27,000. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31, 2022. This re-evaluated reserve base was reduced for oil and gas reserves that were produced or sold during the first six months of 2023 and adjusted for newly acquired reserves or for changes in estimated production curves and future price assumptions.

A year-to-date depletion rate of 6.473% was calculated and applied to the Company’s full cost pool of capitalized oil and natural gas properties compared to a rate of 7.34% for the first two quarters of 2022.

Asset Retirement Obligation (“ARO”) expense for the second quarter of 2023 was $201,000 as compared to approximately $-0- for the same time period in 2022, a increase of $201,000. The ARO expense is calculated to be the discounted present value of the estimated future cost to plug and abandon the Company’s producing wells.

General and administrative expenses for the second quarter of 2023 were $464,000 compared to $459,000 for the same period in 2022, an increase of approximately $5,000 or 1.1%.

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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Part II - Other Information

Item 5. – Other Information

Arkansas

Effective 3/1/2023, the Company sold its interests in five operated gas wells along with the associated leasehold acreage in Crawford, Franklin and Pope Counties, Arkansas.

Oklahoma

The Company participated in the drilling of the Jake #1H and #2 wells in Carter Co. OK. Both horizontal wells were landed in the Sycamore formation. The wells have been drilled, cased, and completed and are now in the production phase. The Company owns 0.990517% non-operated working interest and a 0.760274% revenue interest in the Jake #1H well and 1.17187% non-operated working interest and a 0.899408% revenue interest in the Jake #2H well.

The Company participated in the drilling of the Harris 3H well in Grady Co., OK. The well has been drilled, cased, and completed in the Marchand Sand and is now in the production phase. The Company owns 0.664916% non-operated working interest.

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

SPINDLETOP OIL & GAS CO.
(Registrant)

Date: August 21, 2023	By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

Date: August 21, 2023	By:/s/ Michelle H. Mazzini
Michelle H. Mazzini
Vice President, Secretary

Date: August 21, 2023	By:/s/ Robert E. Corbin
Robert E. Corbin
Principal Financial Officer and
Accounting Manger