Form 10-Q
period 2023-09-30
SPINDLETOP OIL & GAS CO
filed 2023-11-20
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value	6,739,943
(Class)	(Outstanding at November 20, 2023)

DOCUMENTS INCORPORATED BY REFERENCE

None

FORM 10-Q
For the quarter ended September 30, 2023

Index to Consolidated Financial Statements and Schedules

Part I – Financial Information:	Page

Item 1. – Financial Statements

Consolidated Balance Sheets	4 - 5
September 30, 2023 (Unaudited) and December 31, 2022

Consolidated Statements of Operations (Unaudited)	6
Nine Months Ended September 30, 2023 and 2022
Three Months Ended September 30, 2023 and 2022

Consolidated Statements of Changes in Shareholder's Equity (Unaudited)	7
Nine Months Ended September 30, 2023 and
Nine Months Ended September 30, 2022

Consolidated Statements of Cash Flow (Unaudited)	8
Nine Months Ended September 30, 2023 and 2022

Notes to Consolidated Financial Statements	9

Item 2. – Management’s Discussion and Analysis of Financial
Condition and Results of Operations	10

Item 4. – Controls and Procedures	16

Part II – Other Information:

Item 5. – Other Information	17

Item 6. – Exhibits	18

Part I - Financial Information

Item 1. - Financial Statements

SPINDLETOP OIL & GAS Co. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$7,051,000	$13,597,000
Restricted cash	270,000	270,000
Accounts receivable	1,876,000	2,200,000
Income tax receivable	569,000	630,000
Total Current Assets	9,766,000	16,697,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	25,703,000	25,321,000
Rental equipment	465,000	412,000
Gas gathering system	115,000	115,000
Other property and equipment	479,000	395,000
	26,762,000	26,243,000
Accumulated depreciation and amortization	(26,172,000)	(26,140,000)
Total Property and Equipment	590,000	103,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,907,000	1,903,000
Accumulated depreciation	(1,208,000)	(1,163,000)
Total Real Estate Property	1,387,000	1,428,000

Other Assets
Other long-term investments	16,525,000	9,575,000
Other	4,000	$4,000
Total Other Assets	16,529,000	9,579,000
Total Assets	$28,272,000	$27,807,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS Co. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$6,293,000	$6,859,000
Total Current Liabilities	6,293,000	6,859,000

Noncurrent Liabilities
Deferred Income Tax Payable	35,000	81,000
Asset retirement obligation	4,156,000	3,654,000
Total Noncurrent Liabilities	4,191,000	3,735,000

Total Liabilities	10,484,000	10,594,000

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 6,739,943 outstanding at September 30, 2023 and 6,750,318 outstanding at December 31, 2022.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury stock, at cost	(1,919,000)	(1,889,000)
Retained earnings	18,687,000	18,082,000
Total Shareholders' Equity	17,788,000	17,213,000
Total Liabilities and Shareholders' Equity	$28,272,000	$27,807,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022
Revenues
Oil and gas revenues	$3,459,000	$6,003,000	$1,517,000	$1,844,000
Revenues from lease operations	114,000	146,000	39,000	54,000
Gas gathering, compression, equipment rental	78,000	69,000	35,000	20,000
Real estate rental revenue	204,000	177,000	68,000	62,000
Other revenues	40,000	42,000	15,000	19,000
Total Revenues	3,895,000	6,437,000	1,674,000	1,999,000

Expenses
Lease operating expenses	898,000	1,279,000	419,000	535,000
Production taxes, gathering and marketing expenses	507,000	654,000	191,000	189,000
Pipeline and rental expenses	17,000	20,000	5,000	7,000
Real estate expenses	86,000	109,000	25,000	31,000
Depreciation and amortization expenses	77,000	77,000	31,000	24,000
ARO accretion expense	572,000	143,000	69,000	—
General and administrative expenses	1,755,000	1,649,000	533,000	600,000
Total Expenses	3,912,000	3,931,000	1,273,000	1,386,000
Income (Loss) from operations	(17,000)	2,506,000	401,000	613,000

Other Revenue and Expense
Interest Income	533,000	74,000	209,000	13,000
Gain (Loss) on sale of property	104,000	1,531,000	—	1,531,000
Total Other Revenue and Expense	637,000	1,605,000	209,000	1,544,000

Income (Loss) Before Income Tax	620,000	4,111,000	610,000	2,157,000

Current income tax provision	61,000	652,000	44,000	416,000
Deferred income tax provision (benefit)	(46,000)	165,000	(11,000)	48,000
Total income tax provision (benefit)	15,000	817,000	33,000	464,000
Net Income	$605,000	$3,294,000	$577,000	$1,693,000

Earnings per Share of Common Stock
Basic and Diluted	$0.09	$0.49	$0.09	$0.25

Weighted Average Shares Outstanding
Basic and Diluted	6,750,261	6,754,315	6,750,204	6,751,948

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Nine Months Ended September 30, 2023 and September 30, 2022
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings

Balance December 31, 2022	7,677,471	$77,000	$943,000	927,153	$(1,889,000)	$18,082,000

Net (Loss)	—	—	—	—	—	(97,000)
Balance March 31, 2023	7,677,471	77,000	943,000	927,153	(1,889,000)	17,985,000

Purchase of 10,375 shares of Common Stock as Treasury Stock				10,375	(30,000)

Net Income	—	—	—	—	—	125,000
Balance June 30, 2023	7,677,471	77,000	943,000	937,528	(1,919,000)	18,110,000

Net Income	—	—	—	—	—	577,000
Balance September 31, 2023	7,677,471	$77,000	$943,000	937,528	$(1,919,000)	$18,687,000

Balance December 31, 2021	7,677,471	$77,000	$943,000	922,153	$(1,874,000)	$17,413,000

Net Income	—	—	—	—	—	509,000
Balance March 31, 2022	7,677,471	77,000	943,000	922,153	(1,874,000)	17,922,000

Net Income	—	—	—	—	—	1,092,000
Balance June 30, 2022	7,677,471	77,000	$943,000	922,153	($1,874,000)	19,014,000

Purchase of 5,000 shares of Common Stock as Treasury Stock				5,000	(15,000)

Net Income	—	—	—	—	—	1,693,000
Balance September 30, 2022	7,677,471	$77,000	$943,000	927,153	$(1,889,000)	$20,707,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2023	2022
Cash Flows from Operating Activities
Net Income	$605,000	$3,294,000
Reconciliation of net Income to net cash
provided by operating activities
Depreciation and amortization	77,000	77,000
Accretion of asset retirement obligation	572,000	143,000
Proceeds from sale of oil and gas properties	(104,000)	—
Changes in accounts receivable	324,000	(856,000)
Changes in income tax receivable	61,000	(98,000)
Changes in accounts payable and accrued liabilities	(566,000)	1,019,000
Changes in deferred Income tax payable	(46,000)	165,000
Net cash provided for operating activities	923,000	3,744,000

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development	(509,000)	534,000
Purchase of other property and equipment	(84,000)	(76,000)
Changes in other long-term investments	(6,950,000)	(1,734,000)
Proceeds from sale of oil and gas properties	104,000	—
Capitalized tenant improvements and broker fees		(278,000)
Net cash (used) for investing activities	(7,439,000)	(1,554,000)

Cash Flows from Financing Activities
Purchase of 10,375 shares of treasury stock	(30,000)	(15,000)
Net cash used for financing activities	(30,000)	(15,000)
Increase (Decrease) in cash, cash equivalents, and restricted cash	(6,546,000)	2,175,000

Cash, cash equivalents, and restricted cash at beginning of period	13,867,000	11,043,000
Cash, cash equivalents, and restricted cash at end of period	$7,321,000	$13,218,000

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

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. GAIN ON SALE OF PROPERTY

During the first quarter of 2023, the Company sold its interest in five operated natural gas wells and associated leasehold acreage in various counties in the state of Arkansas for $104,000. At the time of the sale, the Company’s unamortized full cost pool was approximately $230,000.

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

Subsequent Events

The Company has evaluated subsequent events through November 20, 2023, the date on which the financial statements were available to be issued.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the factors listed and described at Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been changes to the risk factors previously described in the Company’s Form 10-K. for the fiscal year ended December 31, 2022 (the “Form 10-K”), including significant global economic and pandemic factors occurring during the first nine months of 2023 and continuing into the fourth quarter of 2023 which are described in the following two paragraphs.

The COVID-19 pandemic and the measures taken to address and limit the spread of the virus adversely affected the economies and financial markets of the world, resulting in an economic downturn beginning in early 2020 that negatively impacted global demand and prices for crude oil and condensate, natural gas liquids (NGLs) and natural gas. The effects of COVID-19 mitigation efforts, including the wide availability of vaccines, combined with the waning intensity of the pandemic, have resulted in increased demand and prices for crude oil and condensate. In addition, worldwide oil inventories, from a historical perspective, remain low and concerns exist with the ability of OPEC and other oil producing nations to meet forecasted future oil demand growth, with many OPEC countries not able to produce at their OPEC agreed upon quota levels due to their limited capital investments directed towards developing incremental oil supplies over the past few years. Furthermore, sanctions, import bans and price caps on Russia have been implemented by various countries in response to the war in Ukraine, further impacting global oil supply. As a result of these and other oil supply constraints, the world has experienced significant increases in energy costs. During December 2022, OPEC announced a continuation of its 2 MMBOPD production cut that started in November 2022 related to the uncertainty surrounding the global economy and future oil demand. As a result of the global supply and demand imbalances, oil and gas prices remained strong through December 2022. In addition, the pandemic, combined with the Russia/Ukraine conflict, has resulted in global supply chain disruptions, which has led to significant cost inflation and the potential for a global recession. Specifically, the Company was impacted by higher-than-expected inflation in steel, services and chemical prices, among other items. Global oil price levels and inflationary pressures will ultimately depend on various factors that are beyond the Company's control, such as (i) the ability of OPEC and other oil producing nations to manage the global oil supply, (ii) the impact of sanctions and import bans on production from Russia, (iii) the timing and supply impact of any Iranian sanction relief on their ability to export oil, (iv) the effectiveness of responses by businesses and governments to combat any additional outbreaks of the COVID-19 virus and their impact on domestic and worldwide demand, (v) the global supply chain constraints associated with manufacturing and distribution delays, (vi) oilfield service demand and cost inflation, (vii) political stability of oil consuming countries and (viii) increasing expectations that the world may be heading into a global recession. The Company continues to assess and monitor the impact of these factors and consequences on the Company and its operations. Natural gas prices were robust during 2022. As a result, additional natural gas supplies oversaturated the markets causing natural gas prices to deteriorate in the first quarter of 2023 when several of the natural gas price indexes dropped below $2.00 per mmbtu. In the second and third quarters of 2023, natural gas pricing improved, although still trailing below 2022 pricing.

Continued inflation and other uncertainties regarding the global economy, financial environment, and global conflicts could lead to an extended national or global economic recession. A slowdown in economic activity caused by a recession would likely reduce national and worldwide demand for oil and natural gas and result in lower commodity prices. Prolonged, substantial decreases in oil and natural gas prices would likely have a material adverse effect on the Company’s business, financial condition, and results of operations, and could further limit the Company's access to liquidity and credit and could hinder its ability to satisfy its capital requirements.

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

Results of Operations

Nine months ended September 30, 2023, compared to nine months ended September 30, 2022

Oil and gas revenues for the first nine months of 2023 were $3,459,000, as compared to $6,003,000 for the same period in 2022 a decrease of approximately $2,544,000 or 42.4%, due primarily to lower oil and natural gas prices.

Oil sales for the first nine months of 2023 were approximately $2,062,000 compared to approximately $2,796,000 for the first nine months of 2022, a decrease of approximately $734,000 or 26.3%. Oil sales volumes for the first nine months of 2023 were approximately 26,567 bbls, compared to approximately 26,856 bbls during the same period in 2022, a decrease of approximately 289 bbls, or 1.1%,

Average oil prices received were $73.79 per bbl in the first nine months of 2023 compared to $93.02 per bbl in the first nine months of 2022, a decrease of approximately $19.23 per bbl or 20.7%.

Natural gas revenue for the first nine months of 2023 was $1,397,000 compared to $3,207,000 for the same period in 2022, a decrease of approximately $1,810,000 or 56.44%. Natural gas sales volumes for the first nine months of 2023 were approximately 471,000 mcf compared to approximately 473,000 mcf during the first nine months of 2022, a decrease of approximately 2,000 mcf or 0.4%.

Average gross natural gas prices received were $2.97 per mcf in the first nine months of 2023 as compared to $6.78 per mcf in the same time period in 2022, a decrease of approximately $3.81 per mcf or 56.2%.

In general, revenues from oil and gas producing operations experienced a significant decrease for the first nine months of 2023 compared to the same period in 2022. In addition, the third quarter results from operations also experienced a significant decrease over the same period in 2022. These decreases result in part from decreased oil and gas prices.

Revenues from lease operations were $114,000 in the first nine months of 2023 compared to $146,000 in the first nine months of 2022, a decrease of approximately $32,000 or 21.9%. Revenues from lease operations are derived from field supervision charged to operated leases along with operator overhead charged to operated leases.

Revenues from gas gathering, compression and equipment rental for the first nine months of 2023 were $78,000 compared to $69,000 for the same period in 2022, an increase of approximately $9,000 or 13.0%. These revenues are derived from gas volumes produced and transported through the Company owned gas gathering systems.

Real estate revenue was approximately $204,000 during the first nine months of 2023 compared to $177,000 for the first nine months of 2022, an increase of approximately $27,000, or 15.3%.

Interest income was $533,000 during the first nine months of 2023 as compared to $74,000 during the same period in 2022, an increase of approximately $459,000 or 620.3%. Interest income is due to the Company investing its funds in both long-term and short-term certificates of depository accounts paying higher rates of interest than those received in money market accounts. During the third quarter of 2023, many of the short-term certificates of deposit with lower interest rates were renewed to higher paying interest rates, as interest rates increased in the economy in general.

Other revenues for the first nine months of 2023 were $40,000 as compared to $42,000 for the same period in 2022, a decrease of approximately $2,000 or 4.6%.

Lease operating expenses in the first nine months of 2023 were $898,000 as compared to $1,279,000 in the first nine months of 2022 a net decrease of $381,000, or 29.8%.

Production taxes, gathering and marketing expenses in the first nine months of 2023 were approximately $507,000 as compared to $654,000 for the first nine months of 2022, a decrease of approximately $147,000, or 22.5%. This decrease relates directly to the decrease in oil and gas revenues as described in the above paragraphs.

Pipeline and rental expenses for the first nine months of 2023 were $17,000 compared to $20,000 for the same time period in 2022, a decrease of approximately $3,000, or 15.0%.

Real estate expenses in the first nine months of 2023 were approximately $86,000 compared to $109,000 during the same period in 2022, a decrease of approximately $23,000 or 21.1%.

.

Depreciation, depletion, and amortization expenses for the first nine months of 2023 were $77,000 as compared to $77,000 for the same period in 2022. Amortization of the amount for the full cost pool for the first nine months of 2023 was $23,000 compared to $30,000 for the same period of 2022. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31, 2022. This re-evaluated reserve base was reduced for oil and gas reserves that were produced or sold during the first nine months of 2023 and adjusted for newly acquired reserves or for changes in estimated production curves and future price assumptions. A year-to-date depletion rate of 11.059% was applied to the Company’s full cost pool of un-depleted capitalized oil and natural gas properties compared to a year-to-date rate of 9.136% for the nine-month periods of 2023 and 2022 respectively.

Asset Retirement Obligation (“ARO”) expense for the first nine months of 2023 was approximately $572,000 as compared to approximately $143,000 for the same period in 2022, an increase of approximately $429,000 or 300.0%. The ARO expense is calculated to be the discounted present value of the estimated future cost to plug and abandon the Company’s producing wells.

General and administrative expenses for the first nine months of 2023 were approximately $1,755,000 as compared to approximately $1,649,000 for the same period of 202, an increase of approximately $106,000 or 6.4%.

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

During the first quarter of 2023, the Company sold its interest in five operated natural gas wells and associated leasehold acreage in various counties in the state of Arkansas for $104,000.

Three months ended September 30, 2023, compared to three months ended September 30, 2022

Oil and natural gas revenues for the three months ended September 30, 2023, were $1,517,000, compared to $1,844,000 for the same period in 2022, a decrease of $327,000, or 17.7%.

Oil sales for the third quarter of 2023 were approximately $1,033,000 compared to approximately $729,000 for the same period of 2022, an increase of approximately $304,000 or 41.7%. Oil volumes sold for the third quarter of 2023 were approximately 9,792 bbls compared to approximately 7,962 bbls during the same period of 2022, an increase of approximately 1,830 bbl or 23.0%.

Average oil prices received were approximately $72.66 per bbl in the third quarter of 2023 compared to $94.15 per bbl during the same period of 2022, a decrease of approximately $21.49 per bbl, or 22.8%.

Natural gas revenues for the third quarter of 2023 were $484,000 compared to $1,115,000 for the same period in 2022, a decrease of approximately $631,000 or 56.6%. Natural gas volumes sold for the third quarter of 2023 were approximately 194,000 mcf compared to approximately 180,000 mcf during the same period of 2022, an increase of approximately 14,000 mcf, or 7.8%.

Average gross natural gas prices received were approximately $2.49 per mcf in the third quarter of 2023 as compared to approximately $7.81 per mcf during the same period in 2022 a decrease of approximately $5.32 or 68.1%.

In general, revenues from oil and gas producing operations experienced a significant decrease for the first nine months of 2023 compared to the same period in 2022. In addition, the third quarter results from operations also experienced a significant decrease over the same period in 2022. These decreases result in part from decreased oil and gas prices.

Revenues from lease operations for the third quarter of 2023 were approximately $39,000 compared to approximately $54,000 for the same period in 2022, a decrease of approximately $15,000 or 27.8%. Revenues from lease operations are derived from field supervision charged to operated leases along with operator overhead charged to operated leases.

Revenues from gas gathering, compression and equipment rental for the third quarter of 2023 were approximately $35,000, compared to approximately $20,000 for the same period in 2022, an increase of approximately $15,000 or 75.0%. These revenues are derived from gas volumes produced and transported through our gas gathering systems.

Real estate revenue was approximately $68,000 during the third quarter of 2023 compared to $62,000 for the same period in 2022, an increase of approximately $6,000 or 9.7%.

Interest income for the third quarter of 2023 was approximately $209,000 as compared with approximately $13,000 for the same period in 2022, an increase of approximately $196,000. Interest income is derived from investments in both short-term and long-term certificates of deposit as well as money market accounts at banks. During the third quarter of 2023, many of the short-term certificates of deposit with lower interest rates were renewed to higher paying interest rates, as interest rates increased in the economy in general.

Other revenues for the third quarter of 2023 were approximately $15,000 as compared with approximately $19,000 for the same period in 2022, a decrease of approximately $4,000 or 21.1%.

Lease operating expenses for both operated and non-operated wells in the third quarter of 2023 were approximately $419,000 as compared to $535,000 in the third quarter of 2022, a decrease of approximately $116,000 or 21.7%.

Production taxes, gathering, transportation and marketing expenses for the third quarter of 2023 were approximately $191,000 as compared to $189,000 during the third quarter of 2022, a net decrease of approximately $2,000 or 1.1%.

Pipeline and rental expenses for the third quarter of 2023 were $5,000 compared to $7,000 for the same period in 2022 a decrease of approximately $2,000, or 28.6%.

Real estate expenses during the third quarter 2023 were approximately $25,000 compared to approximately $31,000 for the same period in 2022, a decrease of approximately $6,000 or 19.4%.

Depreciation, depletion, and amortization expenses for the third quarter of 2023 were $31,000 as compared to $24,000 for the same period in 2022, an increase of $7,000, or 29.2%. Amortization of the amount for the full cost pool for the third quarter of 2023 was $13,000 compared to $9,000 for the same period of 2022. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31, 2022. This re-evaluated reserve base was reduced for oil and gas reserves that were produced or sold during the first nine months of 2023 and adjusted for newly acquired reserves or for changes in estimated production curves and future price assumptions.

ARO expense is calculated to be the discounted present value of the estimated future cost to plug and abandon the Company’s producing wells. No provision for ARO accretion expense was made for the third quarter 2022.

General and administrative expenses for the third quarter of 2023 were $533,000 compared to $600,000 for the same period in 2022, a decrease of approximately $67,000 or 11.2%.

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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Part II - Other Information

Item 5. – Other Information

Arkansas

Effective March 1, 2023, the Company sold its interests in five operated natural gas wells along with the associated leasehold acreage in Crawford, Franklin and Pope Counties, Arkansas.

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

East Texas

The Company participated in the drilling of the Smead #2 well in Gregg County, Texas. The well has been drilled, cased, and completed in the Travis Peak Sands, and awaiting a pipeline connection. The Company owns 25% non-operated working interest and an 18.75% revenue interest.

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

SPINDLETOP OIL & GAS CO.
(Registrant)

Date: November 20, 2023	By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

Date: November 20, 2023	By:/s/ Michelle H. Mazzini
Michelle H. Mazzini
Vice President, Secretary

Date: November 20, 2023	By:/s/ Robert E. Corbin
Robert E. Corbin
Principal Financial Officer and
Accounting Manger