Form 10-K
period 2023-12-31
SPINDLETOP OIL & GAS CO
filed 2024-04-16
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,518,200 based upon a total of 839,400 shares held as of June 30, 2023, by persons believed to be non-affiliates of the Registrant; the basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, that such calculation, if made as of a date within 60 days of this filing, would yield a different value.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value	6,739,943
(Class)	(Outstanding at April 16, 2024)

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

The Company has focused its oil and gas operations principally in Texas, although we operate properties in five states including: Texas, Oklahoma, New Mexico, Louisiana, and Alabama. We operate the majority of our projects through the drilling and production phases. Our staff has numerous years of experience in the operations area. We have traditionally leveraged the risks associated with drilling by obtaining industry partners to share in the costs.

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

The Company analyzes cost effective ways to grow our production. We have traditionally increased our reserve base in one of two ways. Initially, in the 1970s and 1980s, the Company obtained its production through an exploration and development drilling program focused principally in the Fort Worth Basin of North Texas. Today, the Company has retained many of these wells as producing properties and holds a large amount of acreage by production in that Basin.

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

The Company holds approximately 57,562 gross acres (12,603 net acres) under lease in the states listed below. The majority of the leases are held by production. A breakout of the Company’s leasehold acreage by geographic area is as follows:

	Operated		Non-Operated				Percent
	Properties		Properties		Total		of Total
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Geographic Area	Acres	Acres	Acres	Acres	Acres	Acres	Acres	Acres
North Texas (1)	4,683	4,418	6,429	319	11,112	4,737	19.33%	37.59%
East Texas	3,201	2,755	7,007	749	10,208	3,504	17.73%	27.80%
Gulf Coast Texas	40	35	666	56	706	91	1.23%	0.72%
West Texas	80	43	2,364	171	2,444	214	4.25%	1.70%
Texas Panhandle	1,760	1,216	320	57	2,080	1,273	3.61%	10.10%
Alabama	1,160	634	1,200	43	2,360	677	4.10%	5.37%
Arkansas	—	—	880	43	880	43	1.53%	0.34%
Louisiana	80	80	848	40	928	120	1.61%	0.95%
New Mexico	1,276	1,136	40	3	1,316	1,139	2.29%	9.04%
Oklahoma	240	128	23,958	577	24,198	705	42.04%	5.59%
Montana	—	—	10	2	10	2	0.02%	0.02%
Wyoming	—	—	1,320	98	1,320	98	2.29%	0.78%

Total	12,520	10,445	45,042	2,158	57,562	12,603	100.03%	100.00%

The Company uses recent and emerging technologies, as well as proven industry practices, to develop and produce oil and natural gas from its properties. Additionally, the Company has a dedicated and well-trained team of employees and professional staff that continually seek out low-risk profitable drilling and acquisition opportunities.

The majority of the Company’s leasehold acres are located in Texas.

A breakout of the Company's most significant oil and gas reserves by geographic area is as follows:

	BOE	%Total
North Texas including the Fort Worth Basin & Bend Arch	213,122	51.42%
East Texas	109,822	26.49%
Panhandle Texas	19,928	4.81%
West Texas	11,662	2.81%
Gulf Coast Texas	1,780	0.43%
Total Texas	356,314	85.96%

Alabama	37,900	9.14%
Arkansas	—	0.00%
Oklahoma	19,154	4.62%
New Mexico	1,140	0.28%
Wyoming	—	0.00%
Michigan	—	0.00%
Total Other States	58,194	14.03%
Total	414,508	100.00%

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

The net proved crude oil and natural gas reserves of the Company as of December 31, 2023, based on SEC guidelines, were classified as follows:

	Barrels of Oil	BCF Gas
Proved Developed Producing	139,870	1,648
Proved Developed Non-Producing	—	—
Proved Undeveloped	—	—
Total Proved Reserves	139,870	1,648

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

On a BOE (barrel of oil equivalent) basis (6 MCF/BOE), the net reserves are:

	Barrels of Oil Equivalent (BOE)

Natural Gas Reserves	274,638	66%
Oil Reserves	139,870	34%
Total Reserves	414,508	100%

Proved Developed Producing	414,508	100%
Proved Developed Non-Producing	—	0%
Proved Undeveloped	—	0%
Total Proved Reserves	414,508	100%

The Company has operational control over the majority of these reserves and can therefore to a large extent control the timing of development and production.

	Barrels of Oil Equivalent (BOE)

Operated Wells	243,053	59%
Non-Operated Wells	171,455	41%
Total	414,508	100%

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

The following is a summary of a partial list of purchasers / operators (listed by percent of total oil and natural gas sales) from oil and natural gas produced by the Company for the three-year period ended December 31, 2023.

Dependence on Purchasers and Operators

Purchaser / Operator	2023	2022	2021
Energy Transfer Crude Marketing, LLC	17%	14%	0%
Enlink Gas Marketing, LTD.	11%	9%	14%
Scissor Tail Exploration and Production	8%	0%	0%
Bedrock Energy Partners	7%	10%	9%
Giant Energy Co., LP	6%	12%	0%
Pruet Production Co.	5%	5%	4%
BKV Midstream	4%	4%	0%
Hunt Crude Oil Supply	4%	3%	2%
Territory Resources, LLC	4%	0%	0%
Trailblazer Energy, Formerly ETX Energy, LLC	4%	2%	1%
Eastex Crude Company	4%	4%	4%
ETC Texas Pipeline, LTD	3%	4%	4%
Targa Midstream Services, LLC	3%	0%	11%
Producer's Midstream	2%	2%	0%
Oasis Transportation & Marketing Group	2%	2%	1%
Bedrock Production LLC	2%	2%	2%
Javelin Oil & Gas	1%	3%	0%
Phillips 66	1%	2%	2%
Land and Natural Resource Development	1%	1%	1%
Empire Pipeline Corp.	1%	2%	2%
Montare Operating, LTD	1%	0%	0%
Edinger Engineering Inc.	1%	1%	1%
Callon Petroleum Operating	1%	0%	0%
DCP Midstream, LP	1%	1%	1%
IACX Roswell LLC	0%	2%	3%
Webb Energy Resources, Inc.	0%	1%	1%
Barnett Gathering, LP	0%	7%	6%
Midcoast Energy Partners LP	0%	1%	4%
Eagle Ridge Operating, Inc	0%	1%	1%
OXY USA, Inc.	0%	1%	1%
FDL Operating LLC	0%	0%	2%
Sunoco Partners Marketing	0%	0%	13%
Peveler Pipeline, LP	0%	0%	6%
Valero Energy Corporation	0%	0%	1%

Oil and natural gas production is sold to many different purchasers/operators under market sensitive, short-term contracts.

Except as set forth above, there are no other purchasers/operators of the Company’s oil and natural gas production that individually accounted for more than one percent (1%) of the Company's oil and natural gas revenues during the three years ended December 31, 2023.

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

Employees and Independent Contractors

As of December 31, 2023, the Company employed or contracted for the services of a total of approximately 38 people. Of this total, 13 are full-time employees, and the remainder are part-time employees or independent contractors. We believe that our relationships with our employees and contractors are good.

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

Other Matters

Energy Prices

As an oil and natural gas producer, we are impacted by changes in the prices for oil and natural gas. During the last three years, average United States commodity prices have fluctuated, at times drastically. Due to the many uncertainties associated with the world political and economic environment (for example, the actions of other crude oil exporting nations, including the Organization of Petroleum Exporting Countries, or the global impacts of wars or military conflicts involving such nations or regions), the global supply of, and demand for, oil and natural gas and the availability of other energy supplies, the relative competitive relationships of the various energy sources in the view of consumers and other factors, the Company is unable to predict what changes may occur in the prices of oil and natural gas in the future. For additional discussion regarding changes in oil and natural gas prices, the potential impacts on the Company and the risks that such changes may present to the Company, see ITEM 1A, Risk Factors. All of the Company’s oil and natural gas activities are subject to the risks normally incident to the exploration for, and development, production and transportation of, oil and natural gas, including rig and well explosions, loss of well control and leaks and spills, each of which could result in damage to life, property and/or the environment. The Company’s operations are also subject to certain perils, including hurricanes, tropical storms, flooding, winter storms and other adverse weather events. Moreover, our activities are subject to governmental regulations as well as interruption or termination by governmental authorities based on environmental and other considerations. Losses and liabilities arising from such events could reduce our revenues and increase costs to the Company to the extent not covered by insurance. Insurance is maintained by the Company against some, but not all, of these risks in accordance with what the Company believes are customary industry practices and in amounts and at costs that the Company believes to be prudent and commercially practicable.

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

Prices for oil and natural gas fluctuate widely. Among the interrelated factors that can or could cause these price fluctuations are:

•	the duration and economic and financial impact of epidemics, pandemics or other public health issues, such as the COVID-19 pandemic ;
•	domestic and worldwide supplies of, and consumer and industrial/commercial demand for oil and natural gas;
•	domestic and international drilling activity;
•	the actions of other oil producing and exporting nations, including the Organization of Petroleum Exporting Countries;
•	worldwide economic conditions, geopolitical factors and political conditions, including, but not limited to, the imposition of tariffs or trade or other economic sanctions, political instability or armed conflict in oil and gas producing regions;
•	the availability, proximity and capacity of appropriate transportation, gathering, processing, compression, storage, and refining and export facilities;
•	the price and availability of, and demand for, competing energy sources, including alternative energy sources;
•	the effect of worldwide energy conservation measures, alternative fuel requirements and climate change-related legislation, policies, initiatives and developments.
•	technological advances and consumer and industrial/commercial behavior, preferences and attitudes, in each case affecting energy generation, transmission, storage and consumption.
•	the nature and extent of governmental regulation, including environmental and other climate change-related regulation, regulation of financial derivative transactions and hedging activities, tax laws and regulations and laws and regulations with respect to the import and export of oil, and natural gas and related commodities.
•	the level and effect of trading in commodity futures markets, including trading by commodity price speculators and others; and
•	natural disasters, weather conditions and changes in weather patterns.

The above-described factors and the volatility of commodity prices make it difficult to predict oil and natural gas prices in 2024 and thereafter. As a result, there can be no assurance that the prices for oil and/or natural gas will sustain, or increase from, their current levels, nor can there be any assurance that the prices for oil and/or natural gas will not decline. The Company continues to assess and monitor the impact of these factors and consequences on the Company and its operations.

Our cash flows, financial condition and results of operations depend to a great extent on prevailing commodity prices. Accordingly, substantial and extended declines in commodity prices can materially and adversely affect the amount of cash flows we have available for our capital expenditures and operating costs; the terms on which we can access the credit and capital markets; our results of operations; and our financial condition. As a result, the trading price of our common stock may be materially and adversely affected. Lower commodity prices can also reduce the amount of oil and natural gas that we can produce economically. Substantial and extended declines in the prices of these commodities can render uneconomic a portion of our exploration and development projects, resulting in our having to make downward adjustments to our estimated reserves and also possibly shut in or plug and abandon certain wells. In addition, significant prolonged decreases in commodity prices may cause the expected future cash flows from our properties to fall below their respective net book values, which would require us to write down the value of our properties. Such reserve write-downs and asset impairments can materially and adversely affect our results of operations and financial position and, in turn, the trading price of our common stock.

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

This annual report contains estimates of our oil and natural gas reserves and the future net cash flows from those reserves. These estimates have been prepared by Company personnel for 2023, 2022, and 2021. There are numerous uncertainties inherent in estimating quantities of reserves of oil and natural gas and in projecting future rates of production and the timing of development expenditures, including many factors beyond our control. The reserve estimates in this annual report are based on various assumptions, including decline curve analysis, constant oil and natural gas prices, operating expenses, capital expenditures and the availability of funds, and therefore, are inherently imprecise indications of future net cash flows. Actual future production, cash flows, taxes, operating expenses, development expenditures and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this annual report. Additionally, our reserves may be subject to downward or upward revision based upon actual production performance, results of future development and exploration, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

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

Possible future acquisitions could result in our incurring debt, contingent liabilities, and expenses, all of which could have a material effect on our financial condition and operating results.

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

We do not operate some of the properties in which we have an interest, and we have limited ability to exercise influence over operations for these properties or their associated costs. As of December 31, 2023, approximately 41% of our crude oil and natural gas proved reserves were operated by other companies. Our dependence on other operators and other working interest owners for these projects and our limited ability to influence operations and associated costs could materially adversely affect the realization of our targeted return on capital in drilling or acquisition activities and our targeted production growth rate. The success and timing of drilling, development and exploitation activities on properties operated by others depend on a number of factors that are beyond our control, including the operator’s expertise and financial resources, approval of other participants for drilling wells and utilization of technology.

When we are not the majority owner or operator of a particular crude oil or natural gas project, we may have no control over the timing or amount of capital expenditures associated with such project. If we are not willing or able to fund our capital expenditures relating to such projects when required by the majority owner or operator, our interest in these projects may be reduced or forfeited.

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

If we lose the services of our key management personnel, technical experts or are unable to attract additional qualified personnel, our business, financial condition, results of operations, development efforts and ability to grow could suffer. We have assembled a team of engineers, landmen, and geologists who have considerable experience in drilling and completion techniques to explore for and to develop crude oil and natural gas. We depend upon the knowledge, skill, and experience of these experts to assist us in improving the performance and reducing the risks associated with our participation in crude oil and natural gas exploration and development projects. In addition, the success of our business depends, to a significant extent, upon the abilities and continued efforts of our management, particularly Chris Mazzini, our Chief Executive Officer, President, and Chairman of the Board. We do not have an employment agreement with or key-man life insurance on Mr. Mazzini or any of our other key employees. Many of our key personnel are either eligible for retirement or will become eligible in the next one to four years. The Company does not have a succession plan in place for key management and technical personnel replacements.

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

Our executive officers, directors, and their affiliates as of December 31, 2023, hold approximately 87.55% of our outstanding shares of common stock. As a result, officers, directors and their affiliates and such shareholders have the ability to exert significant influence over our business affairs, including the ability to control the election of directors and results of voting on all matters requiring shareholder approval. This concentration of voting power may delay or prevent a potential change in control.

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

We are subject to certain title risks.

Our company employees and contract land professionals have reviewed title records or other title review materials relating to substantially all our producing properties. The title investigation performed by us prior to acquiring undeveloped properties is thorough, but less rigorous than that conducted prior to drilling, consistent with industry standards. We believe we have satisfactory title to all our producing properties in accordance with standards generally accepted in the oil and gas industry. Our properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens, which we believe do not materially interfere with the use of or affect the value of such properties. At December 31, 2023, our leaseholds for some of our net acreage were being kept in force by virtue of production on that acreage in paying quantities. The remaining net acreage was held by lease rentals and similar provisions and requires production in paying quantities prior to expiration of various time periods to avoid lease termination.

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

Our business is highly capital-intensive, requiring continuous development and acquisition of oil and gas reserves. In addition, capital is required to operate and expand our oil and natural gas field operations and purchase equipment. On December 31, 2023, we had working capital of $2,776,000. We anticipate that we will be able to meet our cash requirements for the next 12 months. However, if such plans or assumptions change or prove to be inaccurate, we could be required to seek additional financing sooner than currently anticipated.

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

Our revenues, profitability and the carrying value of our oil and gas properties are substantially dependent upon prevailing prices of, and demand for, oil and natural gas and the costs of acquiring, finding, developing, and producing reserves. Our ability to obtain borrowing capacity, to repay future indebtedness, and to obtain additional capital on favorable terms is also substantially dependent upon oil and natural gas prices. Historically, the markets for oil and natural gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and natural gas are subject to wide fluctuations in response to: (i) relatively minor changes in the supply of, and demand for, oil and natural gas; (ii) market uncertainty; and (iii) a variety of additional factors, all of which are beyond our control. These factors include domestic and foreign political conditions, the price and availability of domestic and imported oil and natural gas, the level of consumer and industrial demand, weather, domestic and foreign government relations, the price and availability of alternative fuels and overall economic conditions. Furthermore, the marketability of our production depends in part upon the availability, proximity, and capacity of gathering systems, pipelines and processing facilities. Volatility in oil and natural gas prices could affect our ability to market our production through such systems, pipelines, or facilities. As of December 31, 2023, approximately 94% of our oil and natural gas production is currently sold to 24 purchasers/operators on a month-to-month basis at prevailing spot market prices. Oil prices remained subject to unpredictable political and economic forces during 2023, 2022, and 2021, and experienced fluctuations similar to those seen in natural gas prices for the year. We believe that oil prices will continue to fluctuate in response to changes in the policies of the Organization of Petroleum Exporting Countries ("OPEC"), changes in demand from many Asian countries, current events in the Middle East and Eastern Europe, security threats to the United States, and other factors associated with the world political and economic environment. As a result of the many uncertainties associated with levels of production maintained by OPEC and other oil producing countries, the availabilities of worldwide energy supplies and competitive relationships and consumer perceptions of various energy sources, we are unable to predict what changes will occur in crude oil and natural gas prices.

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

We will be responsible for additional costs in connection with the abandonment of properties.

We are responsible for payment of plugging and abandonment costs on our oil and gas properties pro rata to our working interest. Based on our experience, we anticipate that in most cases, the costs of abandoning such properties will range from $40,000 to $200,000 or more per well. In addition, abandonment costs and their timing may change due to many factors, including actual production results, inflation rates and changes in environmental laws and regulations.

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

We maintain insurance against many, but not all, such losses and liabilities in accordance with what we believe are customary industry practices and in amounts and at costs that we believe to be prudent and commercially practicable. However, the occurrence of any of these events and any losses or liabilities incurred as a result of such events, if uninsured or in excess of our insurance coverage, would reduce the funds available to us for our operations and could, in turn, have a material and adverse effect on our business, financial condition and results of operations. In addition, we cannot fully insure against pollution and environmental risks. In the future, we may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums, retentions, and deductibles for our insurance policies will change over time and could escalate. In addition, some forms of insurance may become unavailable or unavailable on economically acceptable terms.

Future new technologies could make the products we sell obsolete.

Future alternative technologies could dramatically impact the demand for the natural gas and crude oil we sell thereby causing a material adverse impact on our operations and financial results. Such alternative technologies could also cause a material adverse impact on the value of our oil and natural gas properties.

Cyber-attacks, cybersecurity breaches, or acts of cyber-terrorism could disrupt our business operations and information technology systems or result in the loss or exposure of confidential or sensitive customer, employee or Company information.

Our business could be materially and adversely affected by security threats, including cybersecurity threats, and other disruptions. As an oil and gas producer, we face various security threats, including (i) cybersecurity threats to gain unauthorized access to, or control of, our sensitive information or to render our data or systems corrupted or unusable; (ii) threats to the security of our facilities and infrastructure or to the security of third-party facilities and infrastructure, such as gathering, transportation, and processing facilities; and (iii) threats from terrorist acts. The potential for such security threats has subjected our operations to increased risks that could have a material and adverse effect on our business. We rely extensively on information technology systems, including internally developed databases, data hosting platforms, real-time data acquisition systems, third-party software, cloud services and other internally or externally hosted hardware and software platforms, to (i) estimate our oil and gas reserves, (ii) process and record financial and operating data, (iii) process and analyze all stages of our business operations, including drilling, completion, production, gathering and processing, transportation, pipelines and other related activities and (iv) communicate with our employees and vendors, suppliers and other third parties. Further, our reliance on technology has increased due to the increased use of personal devices and remote communications. Although we have implemented and will continue to implement controls and procedures that are designed to protect our systems, identify and remediate vulnerabilities in our systems and related infrastructure and monitor and mitigate the risk of data loss and other cybersecurity threats, such measures cannot entirely eliminate cybersecurity threats and the controls and procedures we have implemented may prove to be ineffective. Our systems and networks, and those of our business associates, may become the target of cybersecurity attacks, including, without limitation, denial-of-service attacks; malicious software; data privacy breaches by employees, insiders or others with authorized access; cyber or phishing-attacks; ransomware; attempts to gain unauthorized access to our data and systems; and other electronic security breaches. If any of these security breaches were to occur, we could suffer disruptions to our normal operations, including our drilling, completion, production and corporate functions, which could materially and adversely affect us in a variety of ways, including, but not limited to, the following:

•	unauthorized access to, and release of, our business data, reserve information, strategic information or other sensitive or proprietary information, which could have a material and adverse effect on our ability to compete for oil and gas resources;
•	data corruption, communication interruption, or other operational disruptions during our drilling activities, which could result in our failure to reach the intended target or a drilling incident;
•	data corruption or operational disruptions of our production-related infrastructure, which could result in loss of production or accidental discharges;
•	unauthorized access to, and release of, personal information of our royalty owners, employees and vendors, which could expose us to allegations that we did not sufficiently protect such information;
•	a cybersecurity attack on a vendor or service provider, which could result in supply chain disruptions and could delay or halt our operations;

•	a cybersecurity attack on third-party gathering, transportation, or processing facilities, which could result in reduced demand for our production or delay or prevent us from transporting and marketing our production, in either case resulting in a loss of revenues;
•	a cybersecurity attack involving commodities exchanges or financial institutions could slow or halt commodities trading, thus preventing us from marketing our production, resulting in a loss of revenues;
•	a deliberate corruption of our financial or operating data could result in events of non-compliance which could then lead to regulatory fines or penalties;
•	a cybersecurity attack on a communications network or power grid, which could cause operational disruptions resulting in a loss of revenues; and
•	a cybersecurity attack on automated and surveillance systems, which could cause a loss of production and potential environmental hazards.

Further, strategic targets, such as energy-related assets, may be at a greater risk of terrorist attacks or cybersecurity attacks than other targets in the United States. Moreover, external digital technologies control nearly all of the crude oil and natural gas distribution systems, which are necessary to transport and market our production. A cybersecurity attack directed at, for example, oil and natural gas distribution systems could (i) damage critical distribution and storage assets or the environment; (ii) disrupt energy supplies and markets, by delaying or preventing delivery of production to markets; and (iii) make it difficult or impossible to accurately account for production and settle transactions.

Any such terrorist attack or cybersecurity attack that affects us, our customers, suppliers, or others with whom we do business and/or energy-related assets could have a material adverse effect on our business, including disruption of our operations, damage to our reputation, a loss of counterparty trust, reimbursement or other costs, increased compliance costs, significant litigation exposure and legal liability or regulatory fines, penalties, or intervention. Our operations may be adversely affected by significant and widespread disruption to our systems and the infrastructure that supports our business. While we have implemented policies and procedures to try to protect against cyber-attacks, there can be no assurance that they will be effective in avoiding disruption and business impacts. Further, our insurance may not be adequate to compensate us for all resulting losses, and the cost to obtain adequate coverage may increase for us in the future and some insurance coverage may become more difficult to obtain, if available at all. Additionally, the continuing and evolving threat of cybersecurity attacks has resulted in evolving legal and compliance matters, including increased regulatory focus on prevention and new disclosure requirements recently enacted by the SEC with respect to material cybersecurity incidents and cybersecurity risk management, strategy and governance, which could make it difficult for us as a small company to meet such requirements.

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

We own or lease properties that for many years have produced oil and natural gas. We also own natural gas gathering systems. It is not uncommon for such properties to be contaminated with hydrocarbons. Although we or previous owners of these interests may have used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties or on or under other locations where such wastes have been taken for disposal. These properties may be subject to federal or state requirements that could require us to remove any such wastes or to remediate the resulting contamination. In addition to the properties that we operate, we have interests in many properties which are operated by third parties over whom we have limited control. Notwithstanding our lack of control over properties operated by others, the failure of the previous owners or operators to comply with applicable environmental regulations may, in certain circumstances, adversely impact us.

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

The Company utilizes information technology systems throughout its business. As its reliance on information technology systems and data has increased, the Company obtained cybersecurity insurance and utilizes third party risk assessments.

Cyber Risk Management & Strategy

As part of its overall risk management system, the Company utilizes a third party to assess the Company’s processes and practices for managing and mitigating cybersecurity risks.

The Company focuses on building cybersecurity awareness with its employees and other end-users through training and security exercises and communicates the Company's expectations of employees and contractors with respect to cybersecurity matters.

The Company uses third-party cybersecurity professionals to review and assess the Company’s cybersecurity controls and procedures.

Although the Company has implemented policies and procedures to try to protect against cyber-attacks, there can be no assurance that they will be effective in avoiding disruption and business impacts. See Item 1A, Risk Factors for related discussion.

Cyber Expertise and Experience

The Company relies on third party cybersecurity professionals to provide risk assessments to help assess cybersecurity risks.

Cyber Governance & Oversight

Members of management report to the Company’s Board of Directors regarding cybersecurity matters, including the cyber risk assessments performed for the Company.

As part of its risk oversight responsibility, the Board oversees our policies and strategies for mitigating cybersecurity risks.

Item 2. Properties

OIL AND GAS PROPERTIES

The following table sets forth pertinent data with respect to the Company-owned oil and gas properties, all located within the continental United States, as estimated by the Company:

	Years Ended December 31,
	2023	2022	2021
Gas and Oil Properties, net (1)
Proved developed gas reserves-Mcf (2)
Proved developed producing	1,648,000	4,126,000	5,184,000
Proved developed non-producing	—	—	—
Proved undeveloped gas reserves-Mcf (3)	—	—	—
Total proved gas reserves-Mcf	1,648,000	4,126,000	5,184,000

Proved Developed Crude Oil and
Condensate reserves-Bbls (2)
Proved developed producing	140,000	158,000	187,000
Proved developed non-producing	—	—	—
Proved Undeveloped crude oil and	—	—	—
Condensate reserves-Bbls (3)	—	—	—
	140,000	158,000	187,000

(1) The estimate of the net proved oil and natural gas reserves, future net revenues, and the present value of future net revenues.

(2) "Proved Developed Oil and Natural gas Reserves" are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

(3) "Proved Undeveloped Reserves" are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. See the footnote to the Financial Statements, Supplemental Reserve Information (Unaudited), for further explanation of the changes for 2021 through 2023.

(4) Reserve amounts are rounded to the nearest thousand.

Productive Wells

The following table sets forth our domestic productive wells, shut-in wells, and includes both operated and non-operated wells at December 31, 2023.

Gas Wells		Oil Wells		Total Wells
Gross	Net	Gross	Net	Gross	Net

159	55.7	119	35.31	278	91.01

Acreage

The following table sets forth our undeveloped and developed gross and net leasehold acreage for our operated and non-operated wells at December 31, 2023. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether such acreage contains proved reserves. Undeveloped acreage should not be confused with undrilled acreage held by Production under the terms of a lease. Undrilled acreage held by production under the terms of a lease is included in the Developed Acreage category total shown below.

Undeveloped Acreage		Developed Acreage		Total Acreage
Gross	Net	Gross	Net	Gross	Net

3,120	950	54,442	11,653	57,562	12,603

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

Wells Drilled and Completed

The Company's working interests in both operated and outside operated exploration and development wells completed during the years indicated were as follows:

	2023		2022		2021
	Gross	Net	Gross	Net	Gross	Net

Exploratory Wells (1):
Productive	4.000	0.278	—	—	1.000	0.200
Non-Productive	—	—	—	—	—	—
Total	4.000	0.278	—	—	1.000	0.200

Developed Wells (2):
Productive	—	—	—	—	—	—
Non-Productive	—	—	—	—	—	—
Total	—	—	—	—	—	—

Total Exploration & Development Wells:
Productive	4.000	0.278	—	—	1.000	0.200
Non-Productive	—	—	—	—	—	—
Total	4.000	0.278	—	—	1.000	0.200

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

The following tables set forth additional data with respect to production from Company-owned oil and gas operated and non-operated properties, all located within the continental United States:

	For the years ended December 31,
	2023	2022	2021	2020	2019

Oil and Gas Production, net:
Natural Gas (Mcf)	608,499	652,786	778,462	743,465	916,456
Crude Oil & Condensate (Bbl)	33,522	35,698	33,604	30,900	4,191

Average Sales Price per Unit Produced
Natural Gas (Mcf)	$2.94	$6.42	$4.23	$1.84	$2.08
Crude Oil & Condensate (Bbl)	$74.79	$92.49	$56.87	$41.71	$55.76

Average Production Cost per Equivalent Barrel (1) (2)	$16.08	$20.67	$12.87	$12.92	$13.26

(1) Includes severance taxes and ad valorem taxes.

(2) Natural gas production is converted to equivalent barrels at the rate of six MCFG per barrel, representing relative energy content of natural gas to oil.

The Company owns producing royalties and overriding royalties under properties located in Texas. The revenue from these properties is not significant.

The Company is not aware of any major discovery or other favorable or adverse event that is believed to have caused a significant change in the estimated proved reserves since December 31, 2023.

OFFICE SPACE

The Company owns a commercial office building. The property is a two-story multi-tenant, garden office building with a sub-grade parking garage. The building was built in 1983 and contains approximately 46,286 rentable square feet, sitting on a 1.4919-acre block of land situated in north Dallas, Texas in close proximity to hotels, restaurants, and shopping areas (the Galleria Mall) with easy access to Interstate Highway 635 (LBJ Freeway) and Dallas Parkway (North Dallas Toll Road). The Company occupies approximately 10,273 rentable square feet of the building as its primary office headquarters and leases the remaining space in the building to non-related third-party commercial tenants at prevailing market rates. The Company has noticed a decline in interest in rental inquiries for its office building since the onset of the COVID pandemic in 2020. Many companies are renting less space than previously due to an increase in remote work policies.

The building is 41 years old and although the Company replaced some of the HVAC components, such as the chiller and cooling tower for the building in 2022, the building still has its original roof, parking lot, elevator system, fan coil units, and other mechanical systems in the building, all of which need to be replaced. In addition, both of the front staircases outside the front entrance to the building have sunk and need to be replaced. The Company is in the process of obtaining bids to determine and budget for the replacement of these major building components and mechanical systems, the costs of which are likely to be significant.

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

Item 3. Legal Proceedings

On July 23, 2020, a subsidiary of the Company received notice of a lawsuit filed in Louisiana against the Company’s subsidiary and numerous other oil and gas companies alleging a pollution claim for properties operated by the defendants in Louisiana, and the Company’s subsidiary filed an answer. The Plaintiffs filed a First Supplemental and Amending Petition for Damages on January 21, 2021.  The litigation is currently in the discovery phase. Management has regular litigation reviews, including updates from corporate and outside counsel, to assess the need for accounting recognition or disclosure of contingencies for litigation. The Company will continue to defend its subsidiary vigorously in this matter..

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for the Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common stock trades Over The Counter under the symbol "SPND".

Prior to 2004, no significant public trading market had been established for the Company's common stock. The Company does not believe that listings of bid and asking prices for its stock are indicative of the actual trades of its stock, since trades are made infrequently. The following table shows high and low trading prices for each quarter in 2023, 2022, and 2021 as aggregated by Yahoo!.com from various OTC sources.

	Price Per Share
	High	Low

2024
First Quarter	$3.00	$2.81

2023
First Quarter	$3.86	$2.56
Second Quarter	$3.10	$2.73
Third Quarter	$3.05	$2.15
Fourth Quarter	$3.75	$2.51

2022
First Quarter	$3.88	$2.85
Second Quarter	$3.61	$3.05
Third Quarter	$3.90	$3.35
Fourth Quarter	$3.94	$3.00

2021
First Quarter	$2.49	$1.61
Second Quarter	$2.49	$1.63
Third Quarter	$4.02	$1.65
Fourth Quarter	$4.12	$2.62

There is no amount of common stock that is subject to outstanding warrants to purchase, or securities convertible into, common stock of the Company.

According to the transfer records of the Company on April 16, 2024, common stock of the Company was held by approximately 529 known holders of record.

The following chart compares the yearly percentage change in the cumulative total stockholder return on the Company's Common Stock during the five years ended December 31, 2023, with the cumulative total return of the Standard and Poor's 500 Stock Index and of the Dow Jones U.S. Exploration and Production Index (formerly Dow Jones Secondary Oil Stock Index). The comparison assumes $100 was invested on December 31, 2018, in the Company's Common Stock and in each of the foregoing indices and assumes reinvestment of dividends. The Company paid no dividends on its Common Stock during the five-year period. Figures shown are past results and are not predictive of results in future periods.

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

During the three-year period ending December 31, 2023, the Company made the following repurchase of its common stock:

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

[Reserved]

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

In order to test the cost center ceiling, the Company prepares a “Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Natural Gas Reserves (Unaudited)” as of the end of each calendar year (“the Reserve Report”). The Company prepared its annual Reserve Report as of December 31, 2023.

Reserve estimates are prepared in accordance with standard Security and Exchange Commission guidelines. The estimated net future net cash flows for 2023, 2022, and 2021, were computed using a 12-month average price, calculated as the un-weighted arithmetic average of the first day-of-the month price for each month of the year. Lease operating costs, compression, dehydration, transportation, ad valorem taxes, severance taxes, and federal income taxes were deducted. Costs and prices were held constant and were not escalated over the life of the properties. No deductions were made for interest. The annual discount of estimated future cash flows is defined, for use herein, as future cash flows discounted at 10% per year, over the expected period of realization.

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

During the year ended December 31, 2023, average quarterly crude oil prices per bbl for the Company were $73.44, $71.89, $72.66, and $77.73. respectively. During the year ended December 31, 2022, average quarterly crude oil prices per bbl for the Company were $71.34, $83.94, $94.15, and $80.80. During the year ended December 31, 2021, average quarterly crude oil prices per bbl for the Company were $49.34, $59.53, $53.55, and $56.87.

During the year ended December 31, 2023, average quarterly natural gas prices per mcf for the Company were $3.70, $2.53, $2.49, and $2.63 respectively. During the year ended December 31, 2022, average quarterly natural gas prices per mcf for the Company were $5.67, $6.25, $7.81, and $5.92. During the year ended December 31, 2021, average quarterly natural gas prices per mcf for the Company were $3.07, $2.93, $4.15, and $4.23.

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

Results of Operations

2023 Compared to 2022

Oil and natural gas revenues for the year ended December 31, 2023, were $4,502,000 compared to $7,775,000 for the year ended December 31, 2022, a decrease of $3,273,000 or 42.1%.

Oil revenue for 2023 was approximately $2,711,000 compared to $3,583,000 for 2022, a decrease of approximately $872,000 or 24.4%. Oil sales decreased to approximately 33,500 barrels from approximately 35,700 barrels in 2022, a decrease of approximately 2,200 barrels or 6.3%. Oil prices decreased to an average of $74.79 per barrel in 2023 from an average of $92.49 per barrel in 2022, a decrease of $17.70 per barrel or 19.14%.

Natural gas revenue for 2023 was approximately $1,791,000 compared to $4,192,000 for 2022, a decrease of approximately $2,401,000 or 57.3%. Natural gas sales were approximately 608,500 mcf in 2023 from approximately 653,000 mcf in 2022, a decrease of approximately 44,500 mcf or 6.8%. Natural gas prices decreased to an average of $2.94 per mcf in 2023 a decrease of $3.48 or 54.2% from an average of $6.42 per mcf in 2022.

In general, revenues from oil and natural gas producing operations experienced a significant decrease for the year ending December 31, 2023, as compared to the same period in 2022. These decreases resulted in part from decreased oil and natural gas prices, as well as decreases in oil and natural gas production.

Revenue from lease operations was approximately $156,000 for 2023, compared to approximately $183,000 in 2022, a decrease of approximately $27,000 or 14.8%. Revenue from lease operations results from field supervision charges on operated wells as well as administrative overhead billed to working interest owners.

Revenues from gas gathering, compression, and equipment rental for 2023 were approximately $120,000, an increase of approximately $31,000 or 34.8% from approximately $89,000 in 2022. This increase is due primarily to the addition of two new rental compressors during 2023.

Real estate rental revenue for 2023 was approximately $270,000, an increase of approximately $25,000 or 10.2% from approximately $245,000 in 2022. This increase was due to a new tenant rent for a full year in 2023 and due to rental rate increases.

Interest income for 2023 was approximately $761,000, an increase of $619,000 from $142,000 in 2022. Interest income is derived from investments in both short-term and long-term certificates of deposit as well as money market accounts at banks. This increase is primarily due to the overall general increase in interest rates during 2023.

Miscellaneous revenue for 2023 was $57,000, as compared to $62,000 in 2022, a decrease of $5,000 or 8.1%.

Lease operating expenses 2023 were $1,469,000 as compared to $2,120,000 in 2022, a net decrease of approximately $651,000, or 30.7%. There were both increases and decreases within different segment categories of lease operating expenses. Amounts billed by third-party operators as operating expenses on non-operated properties represented approximately 33% of the total 2023 amount with the remaining representing net increases and decreases on various operated properties due to general service cost fluctuations and levels of operational activity.

Production taxes, gathering, and marketing expenses for 2023 were approximately $701,000 compared to $867,000 in 2022, a decrease of approximately $166,000, or 19.2%. These expenses relate directly to the overall decrease in crude oil and natural gas production and revenues.

Pipeline and rental expenses for 2023 were approximately $54,000 compared to approximately $21,000 for 2022, an increase of approximately $33,000, or 157.1%. Approximately $19,000 of this amount was for an increase of pipeline maintenance over 2022, and approximately $14,000 is due to increased compressor maintenance for the same period.

Real estate expenses in 2023 were approximately $161,000 compared to $174,000 during the same period in 2022, a decrease of approximately $13,000 or 7.5%.

Depreciation and amortization expense for 2023 was $229,000 compared to $74,000 for 2022, an increase of approximately $155,000 or 209.6%. Amortization of the full cost pool for crude oil and natural gas assets for 2023 was $134,000, as compared to no amortization for the year 2022, an increase of $134,000. The Company re-evaluated its proved oil and gas reserves as of December 31, 2023, and decreased its estimated total proved reserves by approximately 431,000 BOE to 415,000 BOE at the end of 2023 compared to 846,000 BOE at the end of 2022, a decrease of approximately 51.0%. The net decrease in the unamortized full cost pool base, is due primarily to credits to the full cost pool from the sale of properties during 2022 in accordance with full cost accounting procedures and the related reduction of liabilities in the recalculation of the Asset Retirement Obligation. (See Footnote 17 to the Financial Statements).

Asset Retirement Obligation (“ARO”) accretion expense for 2023 was $509,000 down from $2,014,000 in 2022, a decrease of $1,505,000. The ARO calculation is an estimate based on the Company’s annual reserve report and takes into consideration the changes between years of the Company’s estimated obligation to plug its interests in existing wells. This estimated future plugging cost is discounted using a 10% discount factor based on the estimated life of each property. Changes are incorporated as applicable into the full cost pool and the carrying value of the liability. Accretion expense measures and incorporates changes due to the passage of time into the carrying amount of the liability. In view of increasing plugging costs and regulatory agencies putting pressure on operators to plug and abandon wells faster than in prior years, management evaluated this year’s provision and estimated that the liability to plug and abandon its wells in the future, should be increased.

General and administrative expenses for 2023 were approximately $2,970,000 as compared to approximately $3,126,000 for 2022, a decrease of approximately $156,000 or 5.0%. A portion of the decrease between years is the result of a bad debt expense relating to a third-party working interest owner written off in 2022, leaving an overall increase of approximately $14,000 between years.

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

Miscellaneous revenue for 2022 was $62,000, as compared to $44,000 in 2021, an increase of $18,000 or 40.9%.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. There are invherent limitations to the effectiveness of any system of internal control over financial reporting. These limitations include the possibility of human error, the circumvention of overriding of the system and reasonable resource constraints. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not Applicable

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The Directors and Executive Officers of the Company and certain information concerning them is set forth below:

Name	Age	Position

Chris G. Mazzini	66	Chairman of the Board, Director, and President

Michelle H. Mazzini	62	Director, Vice President, Secretary, and Treasurer

Ted R. Munselle	68	Director

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

Board Meetings, Committees, and Corporate Governance

The Board of Directors met one time in 2023. The Board has established an audit committee. The Board is small, and all members of the Board serve on the audit committee. The function of the audit committee is to assist the Board in fulfilling its oversight responsibilities by reviewing the financial information that will be provided to the shareholders and others, the systems of internal controls that management and the Board of Directors have established, and the audit process. During 2023, Mr. Munselle was Chairman of the Audit Committee. Mr. Munselle is qualified as an “audit committee financial expert” within the meaning of SEC Regulations.

With respect to nominations to the Board, compensation, financial planning, strategies, and business alternatives, the Company does not have separate committees as the Board is small and all members of the Board participate in making recommendations and decisions on these matters.

Item 11. Executive Compensation

Cash Compensation

Cash compensation including salaries and bonuses, of $517,396, $526,245, and $501,431 was paid to Mr. Mazzini in 2023, 2022, and 2021 respectively. Cash compensation including salaries and bonuses of $416,223, $426,223, and $392,230 was paid to Ms. Mazzini in 2023, 2022, and 2021 respectively.

The Company has no stock option or incentive plan, does not grant any plan-based awards or awards of equity securities. The Company has no pension plan for its employees.

Compensation Pursuant to Plan

None

Other Compensation

Key employees and officers of the Company may sometimes be assigned overriding royalty interests and/or carried working interests in projects acquired by or generated by the Company. These interests normally vary from less than one percent to three percent for each employee or officer. There is no set formula or policy for such a program, and the frequency and amounts are largely controlled by the economics of each project. We believe that these types of compensation arrangements enable us to attract, retain and provide additional incentives to qualified and experienced personnel.

Compensation of Directors

Directors who are employees of the Company are not currently compensated for their services on the Board. Mr. Munselle was paid a director’s fee of $10,000 in 2023, $10,000 in 2022 and $10,000 in 2021 to compensate him for his position as the Board of Directors’ Financial Expert. Mr. Munselle also receives $2,500 for each Board of Directors’ meeting during the year other than the annual meeting.

Termination of Employment and Change of Control Arrangement

There are no plans or arrangements for payment to officers or directors upon resignation or a change in control of the Registrant.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners and Managers

The table below sets forth the information indicated regarding ownership of the Registrant's common stock, $.01 par value, the only outstanding voting securities, as of April 16, 2024 with respect to: (i) any person who is known to the Registrant to be the owner of more than five percent of the Registrant's common stock; (ii) the common stock of the Registrant beneficially owned by each of the directors of the Registrant, and (iii) by all officers and directors as a group. Each person has sole investment and voting power with respect to the shares indicated, except as otherwise set forth in the footnotes to the table.

Name and Address of Beneficial Owner	Number of Shares	Nature of Beneficial Ownership *	Percent Based on Outstanding Percent of Class **

Chris Mazzini and Michelle Mazzini	5,900,543	(1)	87.55%
12850 Spurling Rd., Suite 200
Dallas, Texas 75230

All officers and directors as a group	5,900,543		87.55%

* “Beneficial Ownership” means the sole or shared power to vote, or direct the voting of, a security or investment power with respect to a security, or any combination thereof.

** Percentages are based upon 6,739,943 shares of Common Stock outstanding on April 16, 2024.

(1) Chris Mazzini directly owns 39,654 shares (0.5883%). Giant Energy Corp. directly owns 5,860,889 shares (86.9675%). Chris Mazzini owns 100% of the common stock of Giant Energy Corp.

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

Certain Business Relationships

Certain officers, directors, and related parties including entities controlled by officers of the Company, engage in business transactions with the Company which were not the result of arms-length negotiations between independent parties. Accounts receivable and accounts payable contain $78,000 and $215,000, respectively, for the year ended December 31, 2022, relating to these transactions. Amounts for the year ended December 31, 2023 and 2022, were not material.

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

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees for professional services rendered to Spindletop Oil & Gas Co. and Subsidiaries for the years 2023 and 2022 by accounting firm, Farmer, Fuqua, & Huff, P.C.

Type of Fees	2023	2022

Audit Fees	$49,500	$57,995
Audit Related Fees	821	—
Tax Fees	15,750	12,000
All other fees	—	—

Members of the Board of Directors (the "Board") fulfill the responsibilities of an audit committee and have established policies and Procedures for the approval and pre-approval of audit services and permitted non-audit services. The Board has the responsibility to engage and terminate Farmer, Fuqua, & Huff, P.C. an independent registered public accounting firm, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All the fees for 2023 and 2022 were pre-approved by the Board or were within the pre-approved guidelines for permitted non-audit services and fees established by the Board, and there were no instances of waiver of approved requirements or guidelines during the same periods.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a.	The following documents are filed as a part of this report:

(1) FINANCIAL STATEMENTS: The following financial statements of the Registrant and Report of Independent Registered Public Accounting Firm therein are filed as part of this Report on Form 10-K:

Page
Report of Farmer, Fuqua & Huff, P.C Independent Registered Public Accounting Firm	49-51
Consolidated Balance Sheets	52-53
Consolidated Statements of Operations	54
Consolidated Statements of Changes in Stockholders' Equity	55
Consolidated Statements of Cash Flows	56
Notes to Consolidated Financial Statements	57

(2) FINANCIAL STATEMENT SCHEDULES:

Schedule II - Valuation and Qualifying Accounts	74
Schedule III - Real Estate and Accumulated Depreciation	75

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

Date: April 16, 2024

By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures
Principal Executive Officers	Capacity	Date

/s/ Chris Mazzini
	President, Director	April 16, 2024
Chris Mazzini	(Chief Executive Officer

/s/ Michelle Mazzini
	Vice President, Secretary,	April 16, 2024
Michelle Mazzini	Treasurer, Director

/s/ Ted R. Munselle
	Director	April 16, 2024
Ted R. Munselle

/s/ Robert E. Corbin	Principal Financial Officer	April 16, 2024
and Accounting Manager
Robert E. Corbin

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
Index to Consolidated Financial Statements and Schedules

Page

Report of Independent Registered Public Accounting Firm	49-51

Consolidated Balance Sheets - December 31, 2023 and 2022	52-53

Consolidated Statements of Operations for the years ended
December 31, 2023, 2022 and 2021	54

Consolidated Statements of Changes in Shareholders' Equity
for the years ended December 31, 2023, 2022 and 2021	55

Consolidated Statements of Cash Flows
for the years ended December 31, 2023, 2022 and 2021	56

Notes to Consolidated Financial Statements	57

Schedules for the years ended December 31, 2023, 2022 and 2021
II - Valuation and Qualifying Accounts	74
III - Real Estate and Accumulated Depreciation	75

All other schedules have been omitted because they are not applicable, not required, or the information has been supplied in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Spindletop Oil & Gas Co.

Opinion of the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Spindletop Oil & Gas Co. (A Texas Corporation) and subsidiaries as of December 31, 2023 and 2022, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for asset retirement obligations

At December 31, 2023, the asset retirement obligation (ARO) balance totaled $4,414,000. As further described in Note 2, the Company’s ARO primarily represents the estimated present value of the amount the Company will incur to plug, abandon, and remediate producing properties at the end of their productive lives, in accordance with applicable state laws. The Company determined its asset retirement obligation by calculating the present value of estimated cash flows related to the liability. The asset retirement obligation is recorded as a liability at its estimated present value at its inception, with an offsetting increase to producing properties. Periodic accretion of discount of the estimated liability is recorded as an expense in the statement of operations.

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

Estimated proved reserves of oil and natural gas

As discussed in Note 2, the Company uses the full cost method of accounting for its investment in oil and natural gas properties. The Company’s proved oil and natural gas properties are amortized using the units of production method and are evaluated for impairment by the full cost ceiling impairment test utilizing the Company’s oil and natural gas reserves in accordance with accounting principles generally accepted in the United States and SEC guidelines.

At December 31, 2023, the Company’s capitalized costs in the full cost pool were $411,000, net of amortization. The Company recorded amortization of $134,000 and no full-cost ceiling impairment was necessary. The Company reported a reserve value of $6,894,000 and $4,819,000, gross and net, respectively, of oil and natural gas properties as of December 31, 2023. The Company’s internal reserve engineer prepares the reserve report. Estimates of economically recoverable oil and natural gas properties depend on a number of factors and assumptions, including quantities of oil and natural gas that are ultimately recovered, the timing of the recovery of oil and natural gas reserves, the operating costs incurred, the amount of future development expenditures, and the price received for the production. The methodology used to prepare the report is in conformity with SEC guidelines. Information contained in the reserve report is used in the calculation of the asset retirement obligation. Estimated oil and natural gas reserves represent potential future revenue through production or sale of properties.

We identified the estimation of proved oil and nature gas reserves as a critical audit matter. There is a high degree of subjectivity in evaluating the estimate of proved oil and natural gas reserves, as auditor judgment was required to evaluate the assumptions used by the Company related to determining the value and quantity of future oil and gas reserves.

The following are the primary procedures we performed to address this critical audit matter. We obtained an understanding of the internal controls over the Company’s processes for providing information to the internal reserve engineer and his processes for preparing the reserve report. We evaluated (1) the professional qualifications of the Company’s internal reserve engineer and (2) the knowledge, skill, and ability of the Company’s internal reserve engineer. We assessed the methodology used by the Company to estimate the reserves for consistency with industry and regulatory standards and obtained confirmation from the internal reserve engineer. We tested the current year pricing, production, and expenses used in the preparation of the reserve report. We performed a retrospective review of the prior year reserve report. We analyzed the amortization expense calculation for compliance with industry and regulatory standards and recalculated it. We also analyzed the ceiling test impairment calculation for compliance with industry and regulatory standards. In addition, we performed an independent calculation of the ceiling test impairment calculation and compared our results with the Company’s results.

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

April 16, 2024

We are uncertain as to the year our predecessor firm began serving as the auditor of the Company’s consolidated financial statements; however, we are aware that we have been the Company’s auditor consecutively since at least 1995.

SPINDLETOP OIL & GAS Co. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS

Current Assets
Cash and cash equivalents	$6,868,000	$13,597,000
Restricted cash	270,000	270,000
Accounts receivable	2,090,000	2,200,000
Income tax receivable	90,000	630,000
Total Current Assets	9,318,000	16,697,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	26,087,000	25,321,000
Rental equipment	465,000	412,000
Gas gathering system	115,000	115,000
Other property and equipment	479,000	395,000
	27,146,000	26,243,000
Accumulated depreciation and amortization	(26,300,000)	(26,140,000)
Total Property and Equipment	846,000	103,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,907,000	1,903,000
Accumulated depreciation	(1,232,000)	(1,163,000)
Total Real Estate Property	1,363,000	1,428,000

Other Assets
Deferred Income Tax Asset	40,000	—
Other long-term investments	16,575,000	9,575,000
Other	4,000	$4,000
Total Other Assets	16,619,000	9,579,000
Total Assets	$28,146,000	$27,807,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS Co. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$6,542,000	$6,859,000
Total Current Liabilities	6,542,000	6,859,000

Noncurrent Liabilities
Deferred Income Tax Payable	—	81,000
Asset retirement obligation	4,414,000	3,654,000
Total Noncurrent Liabilities	4,414,000	3,735,000

Total Liabilities	10,956,000	10,594,000

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 6,739,943 outstanding at December 31, 2023 and 6,750,318 outstanding at December 31, 2022.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury stock, at cost	(1,919,000)	(1,889,000)
Retained earnings	18,089,000	18,082,000
Total Shareholders' Equity	17,190,000	17,213,000
Total Liabilities and Shareholders' Equity	$28,146,000	$27,807,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2023	2022	2021
Revenues
Oil and gas revenues	$4,502,000	$7,775,000	$5,466,000
Revenue from lease operations	156,000	183,000	219,000
Gas gathering, compression, equipment rental	120,000	89,000	99,000
Real estate rental income	270,000	245,000	240,000
Miscellaneous revenue	57,000	62,000	44,000
Total Revenues	5,105,000	8,354,000	6,068,000

Expenses
Lease operations	1,469,000	2,120,000	1,207,000
Production taxes, gathering and marketing	701,000	867,000	896,000
Pipeline and rental operations	54,000	21,000	17,000
Real estate operations	161,000	174,000	167,000
Depreciation and amortization	229,000	74,000	121,000
ARO accretion expense	509,000	2,014,000	572,000
General and administrative	2,970,000	3,126,000	2,685,000
Total Expenses	6,093,000	8,396,000	5,665,000
Income (Loss) from operations	(988,000)	(42,000)	403,000

Other Revenue and Expense
Interest income	761,000	142,000	149,000
Debt forgiveness income	—	—	403,000
Gain on sale of properties	104,000	1,531,000	—
Income (loss) before income tax	(123,000)	1,631,000	955,000

Current income tax provision (benefit)	(9,000)	570,000	24,000
Deferred income tax provision (benefit)	(121,000)	392,000	(106,000)
Total income tax provision (benefit)	(130,000)	962,000	(82,000)
Net Income (Loss)	$7,000	$669,000	$1,037,000

Earnings (Loss) per Share of Common Stock
Basic and Diluted	$—	$0.10	$0.15

Weighted Average Shares Outstanding
Basic and Diluted	6,745,059	6,753,386	6,755,318

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
For the Years Ended December 31, 2023, 2022, and 2021

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings
Balance December 31, 2020	7,677,471	77,000	943,000	922,153	(1,874,000)	16,376,000

Net Income	—	—	—	—	—	1,037,000
Balance December 31, 2021	7,677,471	$77,000	$943,000	922,153	($1,874,000)	17,413,000

Purchase of 5,000 shares of Common Stock as Treasury Stock	—	—	—	5,000	(15,000)	—

Net Income	—	—	—	—	—	669,000
Balance December 31, 2022	7,677,471	$77,000	$943,000	927,153	($1,889,000)	$18,082,000

Purchase of 10,375 shares of Common Stock as Treasury Stock	—	—	—	10,375	(30,000)	—

Net Income	—	—	—	—	—	7,000
Balance December 31, 2023	7,677,471	$77,000	$943,000	937,528	($1,919,000)	$18,089,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended
	December 31,	December 31,	December 31,
	2023	2022	2021
Cash Flows from Operating Activities
Net Income	$7,000	$669,000	$1,037,000
Reconciliation of net Income to net cash
provided by operating activities
Depreciation and amortization	229,000	74,000	121,000
Accretion of asset retirement obligation	509,000	2,014,000	572,000
Proceeds from sale of oil and gas properties	(104,000)	(1,531,000)	—
Changes in accounts receivable	110,000	904,000	(491,000)
Changes in income tax receivable	540,000	(180,000)	(176,000)
Changes in accounts payable and accrued liabilities	(317,000)	(742,000)	1,887,000
Forgiveness of SBA paycheck Protection Loan	—	—	(403,000)
Changes in deferred Income tax asset	(40,000)	311,000	(106,000)
Changes in deferred Income tax payable	(81,000)	81,000	—
Net cash provided for operating activities	853,000	1,600,000	2,441,000

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development	(573,000)	703,000	542,000
Purchase of other property and equipment	(83,000)	(82,000)	(1,000)
Changes in other long-term investments	(7,000,000)	(634,000)	(116,000)
Proceeds from sale of oil and gas properties	104,000	1,531,000	—
Capitalized tenant improvements and broker fees	—	(279,000)	(1,000)
Net cash (used) for investing activities	(7,552,000)	1,239,000	424,000

Cash Flows from Financing Activities
Purchase of 10,375 and 5,000 shares of treasury stock	(30,000)	(15,000)	—
Proceeds from SBA Paycheck Protection Loan Program	—	—	403,000
Net cash used for financing activities	(30,000)	(15,000)	403,000
Increase (Decrease) in cash, cash equivalents, and restricted cash	(6,729,000)	2,824,000	3,268,000

Cash, cash equivalents, and restricted cash at beginning of period	13,867,000	11,043,000	7,775,000
Cash, cash equivalents, and restricted cash at end of period	$7,138,000	$13,867,000	$11,043,000

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

Gains and losses on sales of oil and gas properties are treated as adjustments of capitalized costs unless such adjustment would significantly alter the relationship between capitalized costs and proved oil and gas reserves attributed to a cost center. For instance, a significant alteration would not ordinarily be expected to occur for sales involving less than 25% of the reserve quantities of a given cost center. Although expected to occur infrequently, a significant alteration of the relationship between capitalized costs and proved reserves also could occur for sales of less than 25 % of the reserve quantities if there were substantial economic differences between properties sold and those retained. Significant judgment is required to determine whether an adjustment to capitalized costs would result in a significant alteration. When it is determined that a gain or loss should be recognized on such a sale, total capitalized costs within the cost center are allocated between reserves sold and reserves retained. The allocation of capitalized costs should be made on the same basis used to compute amortization, unless there are substantial economic differences between properties sold and those retained, in which case capitalized costs should be allocated on the basis of the relative fair values of the properties. Such sales occurred during the years ended December 31, 2023, and December 31, 2022, the Company sold a property for which there were no reserves included in the proved oil and gas reserves for approximately $104,000 and $1,531,000 respectively. At the recognition of the sales, the net unamortized full cost pool was approximately $545.000 and $319,000 respectively. Therefore, an adjustment to the capitalized costs would result in a significant alteration between the properties sold and those retained. As a result, the Company recognized a gain on this sale.

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

Investments in Real Estate

All investments in real estate holdings are stated at cost or adjusted carrying value. ASC Topic 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, requires that a property be considered impaired if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. If impairment exists, an impairment loss is recognized by a charge against earnings equal to the amount by which the carrying amount of the property exceeds fair market value less cost to sell the property. If impairment of a property is recognized, the carrying amount of the property is reduced by the amount of the impairment, and a new cost for the property is established. Depreciation is provided over the properties estimated remaining useful life. There was no charge to earnings during 2023, 2022, or 2021 due to impairment of real estate holdings.

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

The following table reflects the changes of the asset retirement obligations during the periods ending December 31.

	2023	2022

Carrying amount of asset retirement obligation	$3,654,000	$1,925,000
Liabilities added	565,000	—
Liabilities divested or settled	(314,000)	(285,000)
Current period accretion expenses	509,000	2,014,000
Carrying amount as of December 31,	$4,414,000	$3,654,000

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

Income Taxes

In June 2006, an interpretation of ASC Topic 740-10, “Accounting for Uncertainty in Income Taxes” was issued. The interpretation creates a single model to address accounting for uncertainty in tax positions. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure and transition of certain tax positions. Federal and state tax authorities generally have the right to examine and audit the previous three years of tax returns filed.

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

Revenue from Contracts with Customers

Sales of oil, condensate, natural gas and natural gas liquids (“NGLs”) are recognized at the time control of the products are transferred to the customer. Based upon the Company’s current purchasers past experience and expertise in the market, collectability is probable, and there have not been payment issues with the Company’s purchasers over the past year or currently. Generally, the Company’s gas processing and purchase agreements indicate that the processors take control of the gas at the inlet of the plant and that control of residue gas is returned to the Company at the outlet of the plant. The midstream processing entity gathers and processes the natural gas and remits proceeds to the Company for the resulting sales of NGLs. The Company delivers oil and condensate to the purchaser at a contractually agreed-upon delivery point at which the purchaser takes custody, title and risk of loss of the product.

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

Currently, there are no other new accounting pronouncements that were issued to be effective in 2023 or subsequent thereto that would have a material impact on the Company’s financial reporting.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation on the consolidated balance sheet, consolidated statement of operations, and consolidated statements of cash flows.

Subsequent Events

The Company has evaluated subsequent events through the issuance date of April 16, 2024.

3. ACCOUNTS RECEIVABLE

	December 31,
	2023	2022

Trade	$18,000	$151,000
Accrued receivable	2,087,000	2,064,000
	2,105,000	2,215,000
Less: Allowance for losses	(15,000)	(15,000)
	$2,090,000	$2,200,000

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

4. ACCOUNTS PAYABLE

	December 31,
	2023	2022

Trade payables	$1,834,000	$1,983,000
Production proceeds payable	3,371,000	3,541,000
Prepaid drilling costs	1,337,000	1,335,000
	$6,542,000	$6,859,000

5. RELATED PARTY TRANSACTIONS

Certain officers, directors, and related parties including entities controlled by officers of the Company, engage in business transactions with the Company which were not the result of arms-length negotiations between independent parties. Accounts receivable and accounts payable contain $78,000 and $215,000, respectively, for the year ended December 31, 2022, relating to these transactions. Amounts for the years ended December 31, 2023, and 2021, were not material.

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

During the year ended December 31, 2022, the Company sold five wells to a related party for a sales price of $563,000 with the offset being an adjustment to the full cost pool. No gain or loss was recognized related to this transaction.

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

During the three-year period ending December 31, 2023, the Company did not issue any compensation related to share-based payments.

The Company has not approved nor authorized any standing repurchase program for its common stock.

During the three-year period ending December 31, 2023, the Company made the following repurchase of its common stock:

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

Income tax differed from the amounts computed by applying an effective United States federal income tax rate of 21% to pretax income in 2023, 2022, and 2021.

	2023	2022	2021
Computed expected tax expense (benefit)	$(48,000)	$21,000	$201,000

Miscellaneous timing differences
related to book and tax depletion differences
and the expensing of intangible drilling costs.	17,000	153,000	(308,000)
NOL Carryforward	—	—	(148,000)
Gain on sale of oil and gas properties'	22,000	396,000	279,000
Correction of prior year estimate	—	—	—

Expected Federal income tax expense (benefit)	$(9,000)	$570,000	$24,000

Income tax expense (benefit) for the years ended December 31, 2023, 2022 and 2021

	2023	2022	2021
Federal income taxes (benefit)	$(9,000)	$570,000	$24,000
State income taxes	—	—	—
Current income tax provision (benefit)	$(9,000)	$570,000	$24,000

Deferred income taxes reflect the effects of temporary differences between the tax bases of assets and liabilities and the reported amounts of those assets and liabilities for financial reporting purposes. Deferred income taxes also reflect the value of investment tax credits and an offsetting valuation allowance. The Company's total deferred tax assets and corresponding valuation allowance at December 31, 2023 and 2022 consisted of the following:

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

	December 31,
	2023	2022
Deferred tax assets
Depletion and amortization	273,000	—
Depreciation	33,000	—
Total deferred tax assets	306,000	—

Deferred tax liabilities
Intangible drilling costs	(266,000)	(56,000)
Depreciation	—	(25,000)
Total deferred tax liability	(266,000)	(81,000)
Net deferred income tax asset (payable)	$40,000	$(81,000)

8. CASH FLOW INFORMATION

The Company does not consider any of its assets, other than cash and certificates of deposit shown as cash on the balance sheet, to meet the definition of a cash equivalent.

Net cash provided by operating activities includes cash payments for the following:

	2023	2022	2021
Income taxes	$—	$750,000	$—

Excluded from the Consolidated Statements of Cash Flows were the effects of certain non-cash investing and financing activities, as follows:

	2023	2022	2021
Addition (Reduction) of oil & gas
properties by recognitions of
asset retirement obligation	$251,000	$(285,000)	$(113,000)
	$251,000	$(285,000)	$(113,000)

	2023	2022	2021
Proceeds from sales of oil and gas properties	$104,000	$1,531,000	$—
Less:
Qualified Intermediary accounts receivable	—	—	—
	$104,000	$1,531,000	$—

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

As of December 31, 2023, the Company had approximately $3,461,000 in checking and money market accounts at one bank, $1,624,000 at a second bank, $1,354,000, 877,000, and $322,000 invested at three other banks. The Company also had approximately $16,575,000 of long-term certificates of deposit invested at these banks. Cash amounts on deposit at these institutions exceeded current per account FDIC protection limits by approximately $2,826,000.

Most of the Company's business activity is located in Texas. Accounts receivable as of December 31, 2023, and 2022, are due from both individual and institutional owners of joint interests in oil and gas wells as well as purchasers of oil and natural gas. A portion of the Company's ability to collect these receivables is dependent upon revenues generated from sales of oil and natural gas produced by the related wells.

11. FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments at December 31, 2023 and 2022 follows:

	2023		2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash	$6,868,000	$6,868,000	$13,597,000	$13,597,000
Restricted cash	270,000	270,000	270,000	270,000
Long-term investments	16,575,000	16,575,000	9,575,000	9,575,000
Accounts receivable	2,090,000	2,090,000	2,200,000	2,200,000

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

As of December 31, 2023, the Company has acquired bonds and letters of credit issued in favor of various state regulatory agencies as mandated by state law in order to comply with financial assurance regulations required to perform oil and gas operations within the various state jurisdictions.

The Company has seven $5,000 single-well bonds totaling $35,000 and one $10,000 single well bond with an insurance company, for wells the Company operates in Alabama.  The $5,000 bonds are written for a three-year period and have expiration dates of August 1, 2025.   The $10,000 bond is written for a one-year period and expired February 16, 2024.  Subsequent to year-end, this bond has been extended through February 16, 2025.

The Company has six letters of credit from a bank issued for the benefit of various state regulatory agencies in Texas, New Mexico, Oklahoma, the U.S. Department of the Interior Bureau of Indian Affairs, and Louisiana, ranging in amounts from $25,000 to $100,000 and totaling $270,000.  These letters of credit are fully secured by funds on deposit with the bank in business money market accounts and automatically extend for a period of one year unless cancelled by the beneficiary.

The Company has eight additional letters of credit from one bank issued for the benefit of various state agencies in Texas, New Mexico, and Oklahoma ranging from $25,000 to $300,000 totaling $600,000. These letters of credit are secured by long-term certificates of deposit at the bank.

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

13. ADDITIONAL OPERATIONS AND BALANCE SHEET INFORMATION

Certain information about the Company's operations for the years ended December 31, 2023, 2022 and 2021 follows.

Dependence on Purchasers and Operators

The following is a summary of a partial list of purchasers / operators (listed by percent of total oil and natural gas sales) from oil and natural gas produced by the Company for the three-year period ended December 31, 2023.

Purchaser / Operator	2023	2022	2021
Energy Transfer Crude Marketing, LLC	17%	14%	0%
Enlink Gas Marketing, LTD.	11%	9%	14%
Scissor Tail Exploration and Production	8%	0%	0%
Bedrock Energy Partners	7%	10%	9%
Giant Energy Co., LP	6%	12%	0%
Pruet Production Co.	5%	5%	4%
BKV Midstream	4%	4%	0%
Hunt Crude Oil Supply	4%	3%	2%
Territory Resources, LLC	4%	0%	0%
Trailblazer Energy, Formerly ETX Energy, LLC	4%	2%	1%
Eastex Crude Company	4%	4%	4%
ETC Texas Pipeline, LTD	3%	4%	4%
Targa Midstream Services, LLC	3%	0%	11%
Producer's Midstream	2%	2%	0%
Oasis Transportation & Marketing Group	2%	2%	1%
Bedrock Production LLC	2%	2%	2%
Javelin Oil & Gas	1%	3%	0%
Phillips 66	1%	2%	2%
Land and Natural Resource Development	1%	1%	1%
Empire Pipeline Corp.	1%	2%	2%
Montare Operating, LTD	1%	0%	0%
Edinger Engineering Inc.	1%	1%	1%
Callon Petroleum Operating	1%	0%	0%
DCP Midstream, LP	1%	1%	1%
IACX Roswell LLC	0%	2%	3%
Webb Energy Resources, Inc.	0%	1%	1%
Barnett Gathering, LP	0%	7%	6%
Midcoast Energy Partners LP	0%	1%	4%
Eagle Ridge Operating, Inc	0%	1%	1%
OXY USA, Inc.	0%	1%	1%
FDL Operating LLC	0%	0%	2%
Sunoco Partners Marketing	0%	0%	13%
Peveler Pipeline, LP	0%	0%	6%
Valero Energy Corporation	0%	0%	1%

Oil and natural gas production is sold to many different purchasers/operators under market sensitive, short-term contracts.

Except as set forth above, there are no other purchasers/operators of the Company’s oil and natural gas production that individually accounted for more than one percent (1%) of the Company's oil and natural gas revenues during the three years ended December 31, 2023.

The Company currently has no hedged contracts.

Certain revenues, costs and expenses related to the Company's oil and gas operations are as follows:

	Year Ended December 31,
	2023	2022	2021
Capitalized costs relating to oil and gas
producing activities:
Unproved properties	$1,876,000	$1,876,000	$1,876,000
Proved properties	23,973,000	23,445,000	24,429,000
Total capitalized costs	25,849,000	25,321,000	26,305,000
Accumulated amortization	(25,438,000)	(25,304,000)	(25,304,000)
Total capitalized costs, net	$411,000	17,000	1,001,000

	Year Ended December 31,
	2023	2022	2021
Costs incurred in oil and gas property
acquisitions, exploration and development:
Acquisition of properties	$—	$—	$19,000
Development costs	565,000	214,000	410,000
Total costs incurred	$565,000	$214,000	$429,000

	Year Ended December 31,
	2023	2022	2021
Results of operations from producing activities:
Sales of oil and gas	$4,502,000	$7,775,000	$5,466,000

Production costs	2,170,000	2,987,000	2,103,000
Amortization of oil and gas properties	134,000	—	63,000
Total production costs	2,304,000	2,987,000	2,166,000
Total net revenue	$2,198,000	$4,788,000	$3,300,000

	Year Ended December 31,
	2023	2022	2021
Sales price per equivalent Mcf	$5.56	$8.97	$5.58
Production costs per equivalent Mcf	$2.69	$3.45	$2.15
Amortization per equivalent Mcf	$0.20	$—	$0.06

	Year Ended December 31,
	2023	2022	2021
Results of operations from gas gathering
and equipment rental activities:
Revenue	$120,000	$89,000	$99,000
Operating expenses	54,000	21,000	17,000
Depreciation	4,000	1,000	1,000
Total costs	58,000	22,000	18,000
Total net revenue	$62,000	$67,000	$81,000

14. BUSINESS SEGMENTS

The Company's three business segments are (1) oil and gas exploration, acquisition, production, and operations, (2) transportation and compression of natural gas, and (3) commercial real estate investment. Management has chosen to organize the Company into three segments based on the products or services provided. The following is a summary of selected information for these segments for the three-year period ended December 31, 2023:

	Year Ended December 31,
	2023	2022	2021
Revenues: (1)
Oil and gas exploration, production	$4,658,000	$7,958,000	$5,685,000
and operations
Gas gathering, compression and	120,000	89,000	99,000
equipment rental
Real estate rental	270,000	245,000	240,000
	$5,048,000	$8,292,000	$6,024,000

	Year Ended December 31,
	2023	2022	2021
Depreciation, depletion, and
amortization expense:
Oil and gas exploration, production and operations	$155,000	$17,000	$65,000
and operations
Impairment of oil and gas assets	—	—	—
Gas gathering, compression and equipment rental	4,000	1,000	1,000
equipment rental
Real estate rental	70,000	56,000	55,000
	$229,000	$74,000	$121,000

	Year Ended December 31,
	2023	2022	2021
Income (loss) from operations:
Oil and gas exploration, production	$1,824,000	$2,940,000	$2,945,000
and operations
Gas gathering, compression and	62,000	67,000	81,000
equipment rental
Real estate rental	39,000	15,000	18,000
	1,925,000	3,022,000	3,044,000
Corporate and other (2)	(1,918,000)	(2,353,000)	(2,007,000)
Consolidated net income (loss)	$7,000	$669,000	$1,037,000

	Year Ended December 31,
	2023	2022	2021
Identifiable assets net of DDA:
Oil and gas exploration, production
and operations	$777,000	$83,000	$1,001,000
Gas gathering, compression and
equipment rental	53,000	4,000	5,000
Real estate rental	1,363,000	1,428,000	1,210,000
	2,193,000	1,515,000	2,216,000
Corporate and other (3)	25,953,000	26,292,000	23,869,000
Consolidated total assets	$28,146,000	$27,807,000	$26,085,000

Note (1): All reported revenues are from external customers.

Note (2): Corporate and other includes general and administrative expenses, other non-operating income and expense and income taxes.

Note (3): Corporate and other includes cash, accounts and notes receivable, inventory, other property and equipment and intangible assets.

15. SUPPLEMENTARY INCOME STATEMENT INFORMATION

The following items were charged directly to expense:

	Year Ended December 31,
	2023	2022	2021
Maintenance and repairs	$54,000	$18,000	$12,000
Production taxes	208,000	451,000	269,000
Taxes, other than payroll and income taxes	20,000	(45,000)	7,000

16. QUARTERLY DATA (UNAUDITED)

The table below reflects selected quarterly information for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31, 2023
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$1,167,000	$1,054,000	$1,674,000	1,210,000
Expense	(1,514,000)	(1,125,000)	(1,273,000)	(2,181,000)
Operating income (loss)	(347,000)	(71,000)	401,000	(971,000)
Other revenues	229,000	199,000	209,000	228,000
Net income (loss)	(118,000)	128,000	610,000	(743,000)
Current tax (provision) benefit	—	(17,000)	(44,000)	70,000
Deferred tax (provision) benefit	21,000	14,000	11,000	75,000
Net income (loss)	$(97,000)	$125,000	$577,000	$(598,000)
Earnings (loss) per share of
common stock
Basic and diluted	$(0.01)	$0.02	$0.09	$(0.10)

	Year Ended December 31, 2022
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$1,824,000	$2,675,000	$2,012,000	$1,843,000
Expense	(1,215,000)	(1,330,000)	(1,386,000)	(4,465,000)
Operating income (loss)	609,000	1,345,000	626,000	(2,622,000)
Other revenues	—	—	1,531,000	142,000
Net income (loss)	609,000	1,345,000	2,157,000	(2,480,000)
Current tax (provision) benefit	(60,000)	(176,000)	(416,000)	82,000
Deferred tax (provision) benefit	(40,000)	(77,000)	(48,000)	(227,000)
Net income (loss)	$509,000	$1,092,000	$1,693,000	$(2,625,000)
Earnings (loss) per share of
common stock
Basic and diluted	$0.08	$0.16	$0.25	$(0.39)

	Year Ended December 31, 2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$1,099,000	$1,227,000	$1,806,000	$1,936,000
Expense	(978,000)	(1,230,000)	(992,000)	$(2,465,000)
Operating income (loss)	121,000	(3,000)	814,000	(529,000)
Other revenues	—	—	—	552,000
Net income (loss)	121,000	(3,000)	814,000	23,000
Current tax (provision) benefit	(17,000)	(5,000)	(229,000)	227,000
Deferred tax (provision) benefit	(7,000)	2,000	(182,000)	293,000
Net income (loss)	$97,000	$(6,000)	$403,000	$543,000
Earnings (loss) per share of
common stock
Basic and diluted	$(0.01)	$—	$0.06	$0.08

17. SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

The Company’s net proved oil and natural gas reserves as of December 31, 2023, 2022, and 2021, have been estimated by Company personnel.

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

The following reserve estimates were based on existing economic and operating conditions. Oil and natural gas prices for 2023, 2022, and 2021 were calculated using a 12-month average price, calculated as the un-weighted arithmetic average of the first-day-of-the month price for each month of each year. Operating costs, production and ad valorem taxes and future development costs were based on current costs with no escalation.

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

Changes in Estimated Quantities of Proved Oil and Gas Reserves (Unaudited):

Quantities of Proved Reserves:	Crude Oil Bbls	Natural Gas Mcf
Balance December 31, 2020	144,700	2,912,690
Sales of reserves in place	(1,733)	(193,340)
Acquired properties	1,603	546
Extensions and discoveries	16,202	833
Revisions of previous estimates *	59,522	3,241,463
Production	(33,604)	(778,462)
Balance December 31, 2021	186,690	5,183,730
Sales of reserves in place	—	(49,820)
Acquired properties	702	—
Extensions and discoveries	1,041	1,231
Revisions of previous estimates *	5,105	(356,195)
Production	(35,698)	(652,786)
Balance December 31, 2022	157,840	4,126,160
Sales of reserves in place	—	—
Acquired properties	554	—
Extensions and discoveries	6,920	37,550
Revisions of previous estimates *	8,078	(1,907,371)
Production	(33,522)	(608,499)
Balance December 31, 2023	139,870	1,647,840

* May also include divestitures, not only changes in engineering.

Proved Developed Reserves:
Balance December 31, 2021	186,690	5,183,730
Balance December 31, 2022	157,840	4,126,160
Balance December 31, 2023	139,870	1,647,830

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

Reserve estimates were prepared in accordance with standard Security and Exchange Commission guidelines. The future net cash flow for 2023, 2022, and 2021, was computed using a 12-month average price, calculated as the un-weighted arithmetic average of the first-day-of-the month price for each month of the year. Lease operating costs, compression, dehydration, transportation, ad valorem taxes, severance taxes, and federal income taxes were deducted. Costs and prices were held constant and were not escalated over the life of the properties. No deduction has been made for interest. The annual discount of estimated future cash flows is defined, for use herein, as future cash flows discounted at 10% per year, over the expected period of realization.

Proved Developed Reserves were calculated based on Decline Curve Analysis on 18 operated wells and 56 non-operated wells. Materially insignificant operated and non-operated wells were excluded from the reserve estimate.

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

	Year Ended December 31,
	2023	2022	2021
Future production revenue	$15,188,000	$38,697,000	$32,392,000
Future development costs	—	—	—
Future production costs	(8,294,000)	(18,293,000)	(15,690,000)
Future net cash flow before Federal income taxes	6,894,000	20,404,000	16,702,000
Future income taxes	(1,034,000)	(3,061,000)	(2,505,000)
Future net cash flows	5,860,000	17,343,000	14,197,000
Effect of 10% annual discounting	(1,041,000)	(3,878,000)	(3,719,000)
Standardized measure of discounted cash flows	$4,819,000	$13,465,000	$10,478,000

Changes in the standardized measure of discounted future net cash flows:

	Year Ended December 31,
	2023	2022	2021
Beginning of the year	$13,465,000	$10,478,000	$2,567,000
Sales of oil and gas, net of production costs	(2,219,000)	(4,556,000)	(3,108,000)
Net changes in prices and production costs	(6,996,000)	5,983,000	7,762,000
Extensions, discoveries, additions less related costs	330,000	109,000	574,000
Development costs incurred	538,000	153,000	429,000
Revisions of previous quantity estimates	(885,000)	3,637,000	1,896,000
Net change in purchase and sales of minerals in place	1,000	(68,000)	(24,000)
Accretion of discount	1,347,000	1,048,000	257,000
Net change in income taxes	(76,000)	(577,000)	(549,000)
Other	(686,000)	(2,742,000)	674,000
End of year	$4,819,000	$13,465,000	$10,478,000

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021

SCHEDULE I I

	Balance	Costs & Expenses	Deductions	Ending Balance
Allowance for doubtful accounts

December 31, 2023	$15,000	$—	$—	$15,000

December 31, 2022	$15,000	$—	$—	$15,000

December 31, 2021	$15,000	$—	$—	$15,000

SCHEDULE III

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION

Initial Cost to Corporation					Total Cost
Description		Encumbrances	Land	Buildings	Subsequent to Acquisition

Two story multi-tenant garden office building with sub-grade parking garage located in Dallas, Texas		(b)	$ 688,000	$ 1,298,000	$ 609,000

Gross amounts at which carried at close of year

Land	Buildings	Total	Accumulated Depreciation	Life on which Depreciation Calculated	Date Acquired

$ 688,000	$1,907,000	$ 2,595,000	$ 1,232,000	(a)	12/27/2004

Notes to Schedule III

(a) See Footnote 2 to the Financial Statements outlining depreciation methods and lives.

(b) None

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Schedule IIIa

(c) The reconciliation for investments in real estate and accumulated depreciation for the years ended December 31, 2023 are as follows
	Investments in Real Estate	Accumulated Depreciation
Balance, December 31, 2005	$1,986,000	$49,000
Acquisitions	210,000
Depreciation expense		71,000
Balance, December 31, 2006	2,196,000	120,000
Acquisitions	34,000
Depreciation expense		84,000
Balance, December 31, 2007	2,230,000	204,000
Acquisitions	38,000
Depreciation expense		96,000
Balance, December 31, 2008	2,268,000	300,000
Acquisitions
Depreciation expense		100,000
Balance, December 31, 2009	2,268,000	400,000
Acquisitions
Depreciation expense		101,000
Balance, December 31, 2010	2,268,000	501,000
Acquisitions
Depreciation expense		100,000
Balance, December 31, 2011	2,268,000	601,000
Acquisitions
Depreciation expense		51,000
Balance, December 31, 2012	2,268,000	652,000
Acquisitions
Depreciation expense		52,000
Balance, December 31, 2013	2,268,000	704,000
Acquisitions
Depreciation expense		52,000
Balance, December 31, 2014	2,268,000	756,000
Acquisitions
Depreciation expense		47,000
Balance, December 31, 2015	2,268,000	803,000
Acquisitions
Depreciation expense		47,000
Balance, December 31, 2016	2,268,000	850,000
Acquisitions
Depreciation expense		47,000

Balance, December 31, 2017	2,268,000	897,000
Acquisitions
Depreciation expense		48,000
Balance, December 31, 2018	2,268,000	945,000
Acquisitions
Depreciation expense		47,000
Balance, December 31, 2019	2,268,000	992,000
Acquisitions	44,000
Depreciation expense		55,000
Balance, December 31, 2020	2,312,000	1,047,000
Acquisitions
Depreciation expense		55,000
Balance, December 31, 2021	2,312,000	1,102,000
Acquisitions	279,000
Depreciation expense		61,000
Balance, December 31, 2022	2,591,000	1,163,000
Acquisitions	4,000
Depreciation expense		69,000
Balance, December 31, 2023	2,595,000	1,232,000