Form 10-Q
period 2024-03-31
SPINDLETOP OIL & GAS CO
filed 2024-05-20
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value	6,739,943
(Class)	(Outstanding at May 20, 2024)

DOCUMENTS INCORPORATED BY REFERENCE

None

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

FORM 10-Q
For the quarter ended March 31, 2024

Index to Consolidated Financial Statements and Schedules

Part I – Financial Information:	Page

Item 1. – Financial Statements

Consolidated Balance Sheets
March 31, 2024 (Unaudited) and December 31, 2023	4 - 5

Consolidated Statements of Operations (Unaudited)	6
Three Months Ended March 31, 2024 and 2023

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)	7
Three Months Ended March 31, 2024 and 2023

Consolidated Statements of Cash Flow (Unaudited)
Three Months Ended March 31, 2024 and 2023	8

Notes to Consolidated Financial Statements	9

Item 2. – Management’s Discussion and Analysis of Financial
Condition and Results of Operations	10

Item 4. – Controls and Procedures	14

Part II – Other Information:

Item 5. – Other Information	15

Item 6. – Exhibits	16

Part I - Financial Information

Item 1. - Financial Statements

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$7,265,000	$6,868,000
Restricted cash	270,000	270,000
Accounts receivable	2,053,000	2,090,000
Income tax receivable	86,000	90,000
Total Current Assets	9,674,000	9,318,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	25,896,000	26,087,000
Rental equipment	465,000	465,000
Gas gathering system	115,000	115,000
Other property and equipment	479,000	479,000
	26,955,000	27,146,000
Accumulated depreciation and amortization	(26,320,000)	(26,300,000)
Total Property and Equipment	635,000	846,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,907,000	1,907,000
Accumulated depreciation	(1,250,000)	(1,232,000)
Total Real Estate Property	1,345,000	1,363,000

Other Assets
Deferred Income Tax Asset	41,000	40,000
Other long-term investments	16,550,000	16,575,000
Other	4,000	$4,000
Total Other Assets	16,595,000	16,619,000
Total Assets	$28,249,000	$28,146,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$6,667,000	$6,542,000
Total Current Liabilities	6,667,000	6,542,000

Noncurrent Liabilities
Asset retirement obligation	4,314,000	4,414,000
Total Noncurrent Liabilities	4,314,000	4,414,000

Total Liabilities	10,981,000	10,956,000

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 6,739,943 outstanding at March 31, 2024 and 6,739,943 outstanding at December 31, 2023.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury stock, at cost	(1,919,000)	(1,919,000)
Retained earnings	18,167,000	18,089,000
Total Shareholders' Equity	17,268,000	17,190,000
Total Liabilities and Shareholders' Equity	$28,249,000	$28,146,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended ,
	March 31 ,	March 31 ,
	2024	2023
Revenues
Oil and gas revenues	$892,000	$1,030,000
Revenue from lease operations	40,000	37,000
Gas gathering, compression, equipment rental	16,000	21,000
Real estate rental income	61,000	68,000
Other	12,000	11,000
Total Revenues	1,021,000	1,167,000

Expenses
Lease operations	209,000	238,000
Production taxes, gathering and marketing	134,000	157,000
Pipeline and rental operations	6,000	4,000
Real estate operations	16,000	24,000
Depreciation and amortization	38,000	31,000
ARO accretion expense	100,000	302,000
General and administrative	664,000	758,000
Total Expenses	1,167,000	1,514,000
(Loss) from operations	(146,000)	(347,000)

Other Revenue
Interest Income	227,000	125,000
Gain on sale of properties	—	104,000
Total Other Revenue and Expense	227,000	229,000
Income (Loss) before income tax	81,000	(118,000)

Deferred income tax provision	4,000	—
Deferred income tax (benefit)	(1,000)	(21,000)
Total income tax provision (benefit)	3,000	(21,000)
Net Income (Loss)	$78,000	$(97,000)

Earnings (Loss) per Share of Common Stock
Earnings (Loss) per Share of Common Stock Basic and diluted	$0.01	$(0.01)

Weighted Average Shares Outstanding
Weighted Average Shares Outstanding Basic and diluted	6,739,943	6,750,318

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Three Months Ended March 31, 2024 and March 31, 2023
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings

Balance December 31, 2023	7,677,471	$77,000	$943,000	937,528	$(1,919,000)	$18,089,000

Net Income	—	—	—	—	—	78,000
Balance March 31, 2024	7,677,471	77,000	$943,000	937,528	$(1,919,000)	$18,167,000

Balance December 31, 2022	7,677,471	77,000	$943,000	927,153	$(1,889,000)	$18,082,000

Net (Loss)	—	—	—	—	—	(97,000)
Balance March 31, 2023	7,677,471	77,000	$943,000	927,153	$(1,889,000)	$17,985,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2024	2023
Cash Flows from Operating Activities
Net Income (Loss)	$78,000	$(97,000)
Reconciliation of net Income (Loss) to net cash
provided by operating activities
Depreciation and amortization	38,000	31,000
Accretion of asset retirement obligation	100,000	302,000
Proceeds from sale of oil and gas properties	—	(104,000)
Changes in accounts receivable	37,000	455,000
Changes in income tax receivable	4,000	—
Changes in accounts payable and accrued liabilities	125,000	2,000
Changes in deferred Income tax asset	(1,000)	—
Changes in deferred Income tax payable	—	(21,000)
Net cash provided for operating activities	381,000	568,000

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development	(9,000)	(559,000)
Purchase of other property and equipment	—	(83,000)
Changes in other long-term investments	25,000	(2,975,000)
Proceeds from sale of oil and gas properties	—	104,000
Net cash (used) for investing activities	16,000	(3,513,000)

Increase (Decrease) in cash, cash equivalents, and restricted cash	397,000	(2,945,000)

Cash, cash equivalents, and restricted cash at beginning of period	7,138,000	13,867,000
Cash, cash equivalents, and restricted cash at end of period	$7,535,000	$10,922,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND ORGANIZATION

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended December 31, 2023, for further information.

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

Subsequent Events

The Company has evaluated subsequent events through May 20, 2024, the date on which the financial statements were available to be issued.

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

Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the factors listed and described at Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been changes to the risk factors previously described in the Company’s Form 10-K. for the fiscal year ended December 31, 2023 (the “Form 10-K”), including significant global economic and pandemic factors occurring during 2023 and continuing into 2024 which are described in the following paragraphs.

Prices for oil and natural gas fluctuate widely. Among the interrelated factors that can or could cause these price fluctuations are:

•	the duration and economic and financial impact of epidemics, pandemics or other public health issues, such as the COVID-19 pandemic;
•	domestic and worldwide supplies of, and consumer and industrial/commercial demand for oil and natural gas;
•	domestic and international drilling activity;
•	the actions of other oil producing and exporting nations, including the Organization of Petroleum Exporting Countries;
•	worldwide economic conditions, geopolitical factors and political conditions, including, but not limited to, the imposition of tariffs or trade or other economic sanctions, political instability or armed conflict in oil and gas producing regions;
•	the availability, proximity and capacity of appropriate transportation, gathering, processing, compression, storage, and refining and export facilities;
•	the price and availability of, and demand for, competing energy sources, including alternative energy sources;
•	the effect of worldwide energy conservation measures, alternative fuel requirements and climate change-related legislation, policies, initiatives and developments.
•	technological advances and consumer and industrial/commercial behavior, preferences and attitudes, in each case affecting energy generation, transmission, storage and consumption:
•	the nature and extent of governmental regulation, including environmental and other climate change-related regulation, regulation of financial derivative transactions and hedging activities, tax laws and regulations and laws and regulations with respect to the import and export of oil, and natural gas and related commodities:
•	the level and effect of trading in commodity futures markets, including trading by commodity price speculators and others; and
•	natural disasters, weather conditions and changes in weather patterns.

The above-described factors and the volatility of commodity prices make it difficult to predict oil and natural gas prices during 2024 and thereafter. As a result, there can be no assurance that the prices for oil and/or natural gas will sustain, or increase from, their current levels, nor can there be any assurance that the prices for oil and/or natural gas will not decline. The Company continues to assess and monitor the impact of these factors and consequences on the Company and its operations.

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

Other sections of this report may also include suggested factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks may emerge from time to time, and it is not possible for management to predict all such matters; nor can we assess the impact of all such matters on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our quarterly reports on Form 10-Q for future periods and current reports on Form 8-K as we file them with the SEC, and to other materials we may furnish to the public from time to time through Forms 8-K or otherwise

Results of Operations

Three months ended March 31, 2024, compared to the three months ended March 31, 2023

Oil and gas revenues for the first three months of 2024 were $892,000, as compared to $1,030,000 for the same period in 2023 a decrease of approximately $138,000 or 13.4%, due primarily to lower gas production and lower natural gas prices between years.

Oil sales for the first three months of 2024 were approximately $594,000 compared to approximately $492,000 for the first three months of 2023, an increase of approximately $102,000 or 20.7%. Oil sales volumes for the first three months of 2024 were approximately 7,478 bbls, compared to approximately 5,950 bbls during the same period in 2023, an increase of approximately 1,528 bbls, or 25.7%,

Average oil prices received were $72.96 per bbl in the first three months of 2024 compared to $73.44 per bbl in the first three months of 2023, a decrease of approximately $0.48 per bbl or 0.65%.

Natural gas revenues for the first three months of 2024 were $298,000 compared to $538,000 for the same period in 2023, a decrease of approximately $240,000 or 44.6%. Natural gas sales volumes for the first three months of 2024 were approximately 109,000 mcf compared to approximately 150,000 mcf during the first three months of 2023, a decrease of approximately 41,000 mcf or 27.3%.

Average gross natural gas prices received were $2.73 per mcf in the first three months of 2024 as compared to $3.70 per mcf in the same time period in 2023, a decrease of approximately $0.97 per mcf or 26.2%.

Revenues from lease operations were $40,000 in the first three months of 2024 compared to $37,000 in the first three months of 2023, an increase of approximately $3,000 or 8.1%. Revenues from lease operations are derived from field supervision charged to operated leases along with operator overhead charged to operated leases.

Revenues from gas gathering, compression and equipment rental for the first three months of 2024 were $16,000 compared to $21,000 for the same period in 2023, a decrease of approximately $5,000 or 23.8%. These revenues are derived from gas volumes produced and transported through the Company owned gas gathering systems.

Real estate revenue was approximately $61,000 during the first three months of 2024 compared to $68,000 for the first three months of 2023, a decrease of approximately $7,000, or 10.3%.

Interest income was $227,000 during the first three months of 2024 as compared to $125,000 during the same period in 2023, an increase of approximately $102,000. Interest income is due to the Company investing its funds in both long-term and short-term certificates of depository accounts paying higher rates of interest than those received in money market accounts and the overall general increase in interest rates between the periods.

Other revenues for the first three months of 2024 were $12,000 as compared to $11,000 for the same period in 2023, an increase of approximately $1,000 or 9.1%.

Lease operating expenses in the first three months of 2024 were approximately $209,000 as compared to $238,000 in the first three months of 2023, a net decrease of approximately $29,000, or 12.2%.

Production taxes, gathering and marketing expenses in the first three months of 2024 were approximately $134,000 as compared to $157,000 for the first three months of 2023, a decrease of approximately $23,000 or 14.7%. This decrease relates directly to the net decrease in oil and gas revenues as described in the above paragraphs.

Pipeline and rental expenses for the first three months of 2024 were $6,000 compared to $4,000 for the same time period in 2023, an increase of $2,000 or 50.0%.

Real estate expenses in the first three months of 2024 were approximately $16,000 compared to $24,000 during the same period in 2023, a decrease of approximately $8,000 or 33.3%.

Depreciation, depletion, and amortization expenses for the first three months of 2024 were $38,000 as compared to $31,000 for the same period in 2023, an increase of $7,000, or 22.6%. Amortization of the amount for the full cost pool for the first three months of 2024 was $14,000 compared to $13,000 for the same period of 2023. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31,2023. This re-evaluated reserve base was reduced for oil and gas reserves that were produced or sold during the first three months of 2024 and adjusted for newly acquired reserves or for changes in estimated production curves and future price assumptions. A year-to-date depletion rate of 5.831% for the three months ended 2024 was applied to the Company’s full cost pool of un-depleted capitalized oil and natural gas properties compared to a year-to-date rate of 5.733% for the same period in 2023.

Asset Retirement Obligation (“ARO”) expense for the first three months of 2024 was approximately $100,000 as compared to approximately $302,000 for the same period in 2023, a decrease of approximately $202,000 or 66.9%. The ARO expense is calculated to be the discounted present value of the estimated future cost to plug and abandon the Company’s wells.

General and administrative expenses for the first three months of 2024 were approximately $664,000 as compared to approximately $758,000 for the same period of 2023, a decrease of approximately $94,000 or 12.4%.

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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Part II - Other Information

Item 5. – Other Information

East Texas

During the first quarter of 2024, the Company participated in the completion of the Smead #2 well in Gregg County, Texas. The well was completed in the Travis Peak and was placed in production in February 2024 producing at an average rate of 100 mcfgpd and 3 bopd. The Company owns a 25% non-operated working interest with an 18.75% revenue interest.

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

SPINDLETOP OIL & GAS CO.
(Registrant)

Date: May 20, 2024	By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

Date: May 20, 2024	By:/s/ Michelle H. Mazzini
Michelle H. Mazzini
Vice President, Secretary

Date: May 20, 2024	By:/s/ Robert E. Corbin
Robert E. Corbin
Principal Financial Officer and
Accounting Manger