Form 10-Q
period 2024-06-30
SPINDLETOP OIL & GAS CO
filed 2024-08-19
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value	6,739,943
(Class)	(Outstanding at August 19, 2024)

DOCUMENTS INCORPORATED BY REFERENCE

None

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

FORM 10-Q
For the quarter ended JUNE 30, 2024

Index to Consolidated Financial Statements and Schedules

Part I – Financial Information:	Page

Item 1. – Financial Statements

Consolidated Balance Sheets
June 30, 2024 (Unaudited) and December 31, 2023	4 - 5

Consolidated Statements of Operations (Unaudited)	6
Six Months Ended June 30, 2024 and 2023 Three Months Ended June 30, 2024 and 2023

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)	7
Six Months Ended June 30, 2024 and 2023
Three Months Ended June 30, 2024 and 2023

Consolidated Statements of Cash Flow (Unaudited)
Six Months Ended June 30, 2024 and 2023	8

Notes to Consolidated Financial Statements	9

Item 2. – Management’s Discussion and Analysis of Financial
Condition and Results of Operations	10

Item 4. – Controls and Procedures	16

Part II – Other Information:

Item 5. – Other Information	16

Item 6. – Exhibits	17

Part I - Financial Information

Item 1. - Financial Statements

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$7,359,000	$6,868,000
Restricted cash	270,000	270,000
Accounts receivable	1,731,000	2,090,000
Income tax receivable	146,000	90,000
Total Current Assets	9,506,000	9,318,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	25,918,000	26,087,000
Rental equipment	465,000	465,000
Gas gathering system	115,000	115,000
Other property and equipment	479,000	479,000
	26,977,000	27,146,000
Accumulated depreciation and amortization	(26,346,000)	(26,300,000)
Total Property and Equipment	631,000	846,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,907,000	1,907,000
Accumulated depreciation	(1,267,000)	(1,232,000)
Total Real Estate Property	1,328,000	1,363,000

Other Assets
Deferred Income Tax Asset	43,000	40,000
Other long-term investments	16,475,000	16,575,000
Other	4,000	$4,000
Total Other Assets	16,522,000	16,619,000
Total Assets	$27,987,000	$28,146,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$6,545,000	$6,542,000
Total Current Liabilities	6,545,000	6,542,000

Noncurrent Liabilities
Asset retirement obligation	4,314,000	4,414,000
Total Noncurrent Liabilities	4,314,000	4,414,000

Total Liabilities	10,859,000	10,956,000

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 6,739,943 outstanding at June 30, 2024 and 6,739,943 outstanding at December 31, 2023.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury stock, at cost	(1,919,000)	(1,919,000)
Retained earnings	18,027,000	18,089,000
Total Shareholders' Equity	17,128,000	17,190,000
Total Liabilities and Shareholders' Equity	$27,987,000	$28,146,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2024	2023	2024	2023
Revenues
Oil and gas revenues	$1,855,000	$1,942,000	$963,000	$912,000
Revenues from lease operations	87,000	75,000	47,000	38,000
Gas gathering, compression, equipment rental	45,000	43,000	29,000	22,000
Real estate rental revenue	124,000	136,000	63,000	68,000
Other revenues	26,000	25,000	14,000	14,000
Total Revenues	2,137,000	2,221,000	1,116,000	1,054,000

Expenses
Lease operating expenses	929,000	479,000	720,000	241,000
Production taxes, gathering and marketing expenses	331,000	316,000	197,000	159,000
Pipeline and rental expenses	10,000	12,000	4,000	8,000
Real estate expenses	37,000	61,000	21,000	37,000
Depreciation and amortization expenses	81,000	46,000	43,000	15,000
ARO accretion expense	100,000	503,000	—	201,000
General and administrative expenses	1,240,000	1,222,000	576,000	464,000
Total Expenses	2,728,000	2,639,000	1,561,000	1,125,000
(Loss) from operations	(591,000)	(418,000)	(445,000)	(71,000)

Other Revenue and Expense
Interest Income	470,000	324,000	243,000	199,000
Gain (Loss) on sale of property	—	104,000	—	—
Total Other Revenue and Expense	470,000	428,000	243,000	199,000

Income (Loss) (Loss) Before Income Tax	(121,000)	10,000	(202,000)	128,000

Current income tax provision (benefit)	(56,000)	17,000	(60,000)	17,000
Deferred income tax (benefit)	(3,000)	(35,000)	(2,000)	(14,000)
Total income tax provision (benefit)	(59,000)	(18,000)	(62,000)	3,000
Net Income (Loss)	$(62,000)	$28,000	$(140,000)	$125,000

Earnings (Loss) per Share of Common Stock
E Basic and Diluted	$(0.01)	$—	$(0.02)	$0.02

Weighted Average Shares Outstanding
Basic and Diluted	6,739,943	6,750,261	6,739,943	6,750,204

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Six Months Ended June 30, 2024 and June 30, 2023
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings

Balance December 31, 2023	7,677,471	$77,000	$943,000	937,528	$(1,919,000)	$18,089,000

Net Income	—	—	—	—	—	78,000
Balance March 31, 2024	7,677,471	77,000	$943,000	937,528	$(1,919,000)	$18,167,000

Net (loss)	—	—	—	—	—	(140,000)
Balance June 30, 2024	7,677,471	$77,000	$943,000	937,528	$(1,919,000)	$18,027,000

Balance December 31, 2022	7,677,471	77,000	$943,000	927,153	$(1,889,000)	$18,082,000

Net (Loss)	—	—	—	—	—	(97,000)
Balance March 31, 2023	7,677,471	77,000	$943,000	927,153	$(1,889,000)	$17,985,000

Purchase of 10,375 shares of Common Stock as Treasury Stock	—	—	—	10,375	(30,000)	—

Net Income	—	—	—	—	—	125,000
Balance June 30, 2023	7,677,471	77,000	943,000	937,528	(1,919,000)	18,110,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2024	2023
Cash Flows from Operating Activities
Net Income (Loss)	$(62,000)	$28,000
Reconciliation of net Income (Loss) to net cash
provided by operating activities
Depreciation and amortization	81,000	46,000
Accretion of asset retirement obligation	100,000	503,000
Proceeds from sale of oil and gas properties	—	(104,000)
Changes in accounts receivable	359,000	524,000
Changes in income tax receivable	(56,000)	17,000
Changes in accounts payable and accrued liabilities	3,000	(347,000)
Changes in deferred Income tax asset	(3,000)	—
Changes in deferred Income tax payable	—	(35,000)
Net cash provided for operating activities	422,000	632,000

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development	(31,000)	(486,000)
Purchase of other property and equipment	—	(84,000)
Changes in other long-term investments	100,000	(7,200,000)
Proceeds from sale of oil and gas properties	—	104,000
Net cash provided (used) for investing activities	69,000	(7,666,000)

Cash Flows from Financing Activities
Purchase of 10,375 shares of treasury stock	—	(30,000)

Net cash used for financing activities	—	(30,000)
Increase (Decrease) in cash, cash equivalents, and restricted cash	491,000	(7,064,000)

Cash, cash equivalents, and restricted cash at beginning of period	7,138,000	13,867,000
Cash, cash equivalents, and restricted cash at end of period	$7,629,000	$6,803,000

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

Subsequent Events

The Company has evaluated subsequent events through August 19, 2024, the date on which the financial statements were available to be issued.

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

Six months ended June 30, 2024, compared to six months ended June 30, 2023

Oil and gas revenues for the first six months of 2024 were $1,855,000, as compared to $1,942,000 for the same period in 2023, a decrease of approximately $87,000 or 4.5%

Oil sales for the first six months of 2024 were approximately $1,214,000 compared to approximately $1,029,000 for the first six months of 2023, an increase of approximately $185,000 or 18.0%. Oil sales volumes for the first six months of 2024 were approximately 14,250 bbls compared to approximately 12,350 bbls during the same period in 2023, an increase of approximately 1,900 bbls, or 15.4%.

Average oil prices received were $77.16 per bbl in the first half of 2024 compared to $72.21 per bbl in the first half of 2023, an increase of approximately $4.95 per bbl or 6.9%.

Natural gas revenue for the first six months of 2024 was $641,000 compared to $913,000 for the same period in 2023, a decrease of approximately $272,000 or 29.8%. Natural gas sales volumes for the first six months of 2024 were approximately 265,000 mcf compared to approximately 277,000 mcf during the first six months of 2023, a decrease of approximately 12,000 mcf or 4.3%.

Average natural gas prices received were $2.42 per mcf in the first six months of 2024 as compared to $3.32 per mcf in the same time period in 2023, a decrease of approximately $0.90 per mcf or 27.1%.

Revenues from lease operations were $87,000 in the first six months of 2024 compared to $75,000 in the first six months of 2023, an increase of approximately $12,000 or 16.0%. Revenues from lease operations are derived from field supervision along with operator overhead charged to operated leases.

Revenues from gas gathering, compression and equipment rental for the first six months of 2024 were $45,000 compared to $43,000 for the same period in 2023, an increase of approximately $2,000 or 4.7%. These revenues are derived from gas volumes produced and transported through our gas gathering systems.

Real estate revenue was approximately $124,000 during the first six months of 2024 compared to $136,000 for the first six months of 2023, a decrease of approximately $12,000, or 8.8%.

Interest income was $470,000 during the first six months of 2024 as compared to $324,000 during the same period in 2023, an increase of approximately $146,000 or 45.06%. Interest income is derived from investments in both short-term and long-term certificates of deposit as well as money market accounts at banks. The increase is due to interest rates in general being higher than in 2023.

Other revenues for the first six months of 2024 were $26,000 as compared to $25,000 for the same time period in 2023, an increase of approximately $1,000 or 4.0%.

Lease operating expenses in the first six months of 2024 were $929,000 as compared to $479,000 in the first six months of 2023, a net increase of $450,000, or 94.0%. The increase in operated lease operating expense is due primarily to the plugging of wells during 2024.

Production taxes, gathering and marketing expenses in the first six months of 2024 were approximately $331,000 as compared to $316,000 for the first six months of 2023, an increase of approximately $15,000, or 4.8%.

Pipeline and rental expenses for the first six months of 2024 were $10,000 compared to $12,000 for the same time period in 2023, a decrease of approximately $2,000 or 16.7%.

Real estate expenses in the first six months of 2024 were approximately $37,000 compared to $61,000 during the same period in 2023, a decrease of approximately $24,000 or 39.3%.

Depreciation, depletion, and amortization expenses for the first six months of 2024 were $81,000 as compared to $46,000 for the same period in 2023, an increase of $35,000, or 76.1%. $33,000 of the amount for the first six months of 2024 was for amortization of the full cost pool of capitalized costs compared to $9,000 for the same period of 2023, an increase of $24,000. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31, 2023. This re-evaluated reserve base was reduced for oil and gas reserves that were produced or sold during the first six months of 2024 and adjusted for newly acquired reserves or for changes in estimated production curves and future price assumptions. A year-to-date depletion rate of 12.341% was calculated and applied to the Company’s full cost pool of capitalized oil and natural gas properties compared to a rate of 6.473% for the first two quarters of 2023.

Asset Retirement Obligation (“ARO”) expense for the first six months of 2024 was approximately $100,000 as compared to approximately $503,000 for the same time period in 2023, a decrease of approximately $403,000 or 80.1%. The ARO expense is calculated to be the discounted present value of the estimated future cost to plug and abandon the Company’s producing wells.

General and administrative expenses for the first six months of 2024 were approximately $1,240,000 as compared to approximately $1,222,000 for the same period in 2023, an increase of approximately $18,000 or 1.5%.

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

Three months ended June 30, 2024, compared to three months ended June 30, 2023

Oil and natural gas revenues for the three months ended June 30, 2024, were $963,000, compared to $912,000 for the same time period in 2023, an increase of $51,000, or 5.6%.

Oil sales for the second quarter of 2024 were approximately $620,000 compared to approximately $537,000 for the same period of 2023, an increase of approximately $83,000 or 15.5%. Oil volumes sold for the second quarter of 2024 were approximately 7,950 bbls compared to approximately 6,100 bbls during the same period of 2023, an increase of approximately 1,850 bbl or 30.33%.

Average oil prices received were approximately $79.26 per bbl in the second quarter of 2024 compared to $71.89 per bbl during the same period of 2023, an increase of approximately $7.37 per bbl, or 10.3%.

Natural gas revenues for the second quarter of 2024 were $343,000 compared to $375,000 for the same period in 2023, a decrease of approximately $32,000 or 8.5%. Natural gas volumes sold for the second quarter of 2024 were approximately 168,000 mcf compared to approximately 148,000 mcf during the same period of 2023, an increase of approximately 20,000 mcf, or 13.5%.

Average natural gas prices received were approximately $2.07 per mcf in the second quarter of 2024 as compared to approximately $2.53 per mcf during the same period in 2023, a decrease of approximately $0.46 or 18.2%.

Revenues from lease operations for the second quarter of 2024 were approximately $47,000 compared to approximately $38,000 for the second quarter of 2023, an increase of approximately $9,000 or 23.7%. Revenues from lease operations are derived from field supervision charged to operated leases along with operator overhead charged to operated leases.

Revenues from gas gathering, compression and equipment rental for the second quarter of 2024 were approximately $29,000, compared to approximately $22,000 for the same period in 2023, an increase of approximately $7,000 or 31.8%. These revenues are derived from gas volumes produced and transported through our gas gathering systems.

Real estate revenue was approximately $63,000 during the second quarter of 2024 compared to $68,000 for the same period in 2023, a decrease of approximately $5,000 or 7.4%.

Interest income for the second quarter of 2024 was approximately $243,000 as compared with approximately $199,000 for the same period in 2023, an increase of approximately $44,000 or 22.11%. Interest income is derived from investments in both short-term and long-term certificates of deposit as well as money market accounts at banks. The increase is due to interest rates in general being higher than in 2023.

Other revenues for both the second quarter of 2024 and the second quarter of 2023 were the same amount of approximately $14,000.

Lease operating expenses in the second quarter of 2024 were $720,000 as compared to $241,000 in the second quarter of 2023, a net increase of approximately $479,000, or 198.8%. The increase in operated lease operating expense is due primarily to the plugging of wells during 2024.

Production taxes, gathering, transportation and marketing expenses for the second quarter of 2024 were approximately $197,000 as compared to $159,000 during the second quarter of 2023, a net increase of approximately $38,000 or 23.9%

Pipeline and rental expenses for the second quarter of 2024 were $4,000 compared to $8,000 for the same time period in 2023, a decrease of approximately $4,000, or 50.0%.

Real estate expenses during the second quarter 2024 were approximately $21,000 compared to approximately $37,000 for the same period in 2023, a decrease of approximately $16,000 or 43.2%.

Depreciation, depletion, and amortization expenses for the second quarter of 2024 were $43,000 as compared to $15,000 for the same period in 2023, an increase of $28,000, or 186.7%. $19,000 of the amount for the second quarter of 2024 was for amortization of the full cost pool of capitalized costs compared to a negative $4,000 for the same period of 2023, an increase of $23,000. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31, 2023. This re-evaluated reserve base was reduced for oil and gas reserves that were produced or sold during the first six months of 2024 and adjusted for newly acquired reserves or for changes in estimated production curves and future price assumptions. A year-to-date depletion rate of 12.341% was calculated and applied to the Company’s full cost pool of capitalized oil and natural gas properties compared to a rate of 6.473% for the first two quarters of 2023.

Asset Retirement Obligation (“ARO”) expense for the second quarter of 2024 was $-0- as compared to approximately $201,000 for the same time period in 2023, a decrease of $201,000. The ARO expense is calculated to be the discounted present value of the estimated future cost to plug and abandon the Company’s producing wells.

General and administrative expenses for the second quarter of 2024 were $576,000 compared to $464,000 for the same period in 2023, an increase of approximately $112,000 or 24.1%.

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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

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

SPINDLETOP OIL & GAS CO.
(Registrant)

Date: August 19, 2024	By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

Date: August 19, 2024	By:/s/ Michelle H. Mazzini
Michelle H. Mazzini
Vice President, Secretary

Date: August 19, 2024	By:/s/ Robert E. Corbin
Robert E. Corbin
Principal Financial Officer and
Accounting Manger