Form 10-Q
period 2024-09-30
SPINDLETOP OIL & GAS CO
filed 2024-11-19
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value	6,739,943
(Class)	(Outstanding at November 19, 2024)

DOCUMENTS INCORPORATED BY REFERENCE

None

FORM 10-Q
For the quarter ended September 30, 2024

Index to Consolidated Financial Statements and Schedules

Part I – Financial Information:	Page

Item 1. – Financial Statements

Consolidated Balance Sheets	4 - 5
September 30, 2024 (Unaudited) and December 31, 2023

Consolidated Statements of Operations (Unaudited)	6
Nine Months Ended September 30, 2024 and 2023
Three Months Ended September 30, 2024 and 2023

Consolidated Statements of Changes in Shareholder's Equity (Unaudited)	7
Nine Months Ended September 30, 2024, and
Nine Months Ended September 30, 2023

Consolidated Statements of Cash Flow (Unaudited)	8
Nine Months Ended September 30, 2024 and 2023

Notes to Consolidated Financial Statements	9

Item 2. – Management’s Discussion and Analysis of Financial
Condition and Results of Operations	11

Item 4. – Controls and Procedures	16

Part II – Other Information:

Item 5. – Other Information	17

Item 6. – Exhibits	17

Part I - Financial Information

Item 1. - Financial Statements

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$ 7,423,000	$ 6,868,000
Restricted cash	270,000	270,000
Accounts receivable	1,724,000	2,090,000
Income tax receivable	154,000	90,000
Total Current Assets	9,571,000	9,318,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	25,969,000	26,087,000
Rental equipment	465,000	465,000
Gas gathering system	115,000	115,000
Other property and equipment	479,000	479,000
	27,028,000	27,146,000
Accumulated depreciation and amortization	(26,393,000)	(26,300,000)
Total Property and Equipment	635,000	846,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,907,000	1,907,000
Accumulated depreciation	(1,285,000)	(1,232,000)
Total Real Estate Property	1,310,000	1,363,000

Other Assets
Deferred Income Tax Asset	122,000	40,000
Other long-term investments	16,475,000	16,575,000
Other	4,000	$ 4,000
Total Other Assets	16,601,000	16,619,000
Total Assets	28,117,000	28,146,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$6,529,000	$6,542,000
Total Current Liabilities	6,529,000	6,542,000

Noncurrent Liabilities
Asset retirement obligation	4,314,000	4,414,000
Total Noncurrent Liabilities	4,314,000	4,414,000

Total Liabilities	10,843,000	10,956,000

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 6,739,943 outstanding at September 30, 2024 and 6,739,943 outstanding at December 31, 2023.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury stock, at cost	(1,919,000)	(1,919,000)
Retained earnings	18,173,000	18,089,000
Total Shareholders' Equity	17,274,000	17,190,000
Total Liabilities and Shareholders' Equity	$28,117,000	$28,146,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023
Revenues
Oil and gas revenues	$2,600,000	$3,459,000	$745,000	$1,517,000
Revenues from lease operations	127,000	114,000	40,000	39,000
Gas gathering, compression, equipment rental	74,000	78,000	29,000	35,000
Real estate rental revenue	187,000	204,000	63,000	68,000
Other revenues	37,000	40,000	11,000	15,000
Total Revenues	3,025,000	3,895,000	888,000	1,674,000

Expenses
Lease operating expenses	1,283,000	898,000	354,000	419,000
Production taxes, gathering and marketing expenses	451,000	507,000	120,000	191,000
Pipeline and rental expenses	16,000	17,000	6,000	5,000
Real estate expenses	89,000	86,000	52,000	25,000
Depreciation and amortization expenses	146,000	77,000	65,000	31,000
ARO accretion expense	100,000	572,000	—	69,000
General and administrative expenses	1,724,000	1,755,000	484,000	533,000
Total Expenses	3,809,000	3,912,000	1,081,000	1,273,000
Income (Loss) from operations	(784,000)	(17,000)	(193,000)	401,000

Other Revenue and Expense
Interest Income	721,000	533,000	251,000	209,000
Gain on sale of properties	—	104,000	—	—
Total Other Revenue and Expense	721,000	637,000	251,000	209,000
Income (Loss) before income tax	(63,000)	620,000	58,000	610,000
Current income tax provision (benefit)	(65,000)	61,000	(9,000)	44,000
Deferred income tax provision (benefit)	(82,000)	(46,000)	(79,000)	(11,000)
Total income tax provision (benefit)	(147,000)	15,000	(88,000)	33,000
Net income	$84,000	$605,000	$146,000	$577,000

Earnings per Share of Common Stock
Basic and Diluted	$0.01	$0.09	$0.02	$0.09

Weighted Average Shares Outstanding
Basic and Diluted	6,739,943	6,750,261	6,739,943	6,750,204

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Nine Months Ended September 30, 2024 and September 30, 2023
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings

Balance December 31, 2023	7,677,471	$77,000	$943,000	937,528	$(1,919,000)	$18,089,000

Net Income	—	—	—	—	—	78,000
Balance March 31, 2024	7,677,471	77,000	943,000	937,528	(1,919,000)	$18,167,000

Net (Loss)	—	—	—	—	—	(140,000)
Balance June 30, 2024	7,677,471	$77,000	943,000	937,528	(1,919,000)	$18,027,000

Net Income	—	—	—	—	—	146,000
Balance September 30, 2024	7,677,471	$77,000	$943,000	937,528	$(1,919,000)	$18,173,000

Balance December 31, 2022	7,677,471	77,000	$943,000	927,153	$(1,889,000)	$18,082,000

Net (Loss)	—	—	—	—	—	(97,000)
Balance March 31, 2023	7,677,471	77,000	$943,000	927,153	$(1,889,000)	$17,985,000

Purchase of 10,375 shares of Common Stock as Treasury Stock	—	—	—	10,375	(30,000)	—

Net Income	—	—	—	—	—	125,000
Balance June 30, 2023	7,677,471	77,000	943,000	937,528	(1,919,000)	18,110,000

Net Income	—	—	—	—	—	577,000
Balance September 30, 2023	7,677,471	77,000	$943,000	937,528	$(1,919,000)	$18,687,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2024	2023
Cash Flows from Operating Activities
Net Income	$84,000	$605,000
Reconciliation of net Income to net cash
provided by operating activities
Depreciation and amortization	146,000	77,000
Accretion of asset retirement obligation	100,000	572,000
Proceeds from sale of oil and gas properties	—	(104,000)
Changes in accounts receivable	366,000	324,000
Changes in income tax receivable	(64,000)	61,000
Changes in accounts payable and accrued liabilities	(13,000)	(566,000)
Changes in deferred Income tax asset	(82,000)	—
Changes in deferred Income tax payable	—	(46,000)
Net cash provided for operating activities	537,000	923,000

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development	(82,000)	(509,000)
Purchase of other property and equipment	—	(84,000)
Changes in other long-term investments	100,000	(6,950,000)
Proceeds from sale of oil and gas properties	—	104,000
Net cash provided (used) for Investing activities	18,000	(7,439,000)

Cash Flows from Financing Activities
Purchase of 10,375 shares of treasury stock	—	(30,000)
Net cash used for financing activities	—	(30,000)
Increase (Decrease) in cash, cash equivalents, and restricted cash	555,000	(6,546,000)

Cash, cash equivalents, and restricted cash at beginning of period	7,138,000	13,867,000
Cash, cash equivalents, and restricted cash at end of period	$7,693,000	$7,321,000

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

Subsequent Events

The Company has evaluated subsequent events through November 19, 2024, the date on which the financial statements were available to be issued.

See Part II, Item 5 – Other Information.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the factors listed and described at Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been changes to the risk factors previously described in the Company’s Form 10-K. for the fiscal year ended December 31, 2023 (the “Form 10-K”), including significant global economic and pandemic factors occurring during 2023 and continuing into 2024 which are described in the following two paragraphs.

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

Results of Operations

Nine months ended September 30, 2024, compared to nine months ended September 30, 2023

Oil and gas revenues for the first nine months of 2024 were $2,600,000, as compared to $3,459,000 for the same period in 2023 a decrease of approximately $859,000 or 24.8%, due primarily to lower oil and gas production and natural gas prices.

Oil sales for the first nine months of 2024 were approximately $1,699,000 compared to approximately $2,062,000 for the first nine months of 2023, a decrease of approximately $363,000 or 17.6%. Oil sales volumes for the first nine months of 2024 were approximately 20,325 bbls, compared to approximately 26,567 bbls during the same period in 2023, a decrease of approximately 6,242 bbls, or 23.5%,

Average oil prices received were $76.22 per bbl in the first nine months of 2024 compared to $73.79 per bbl in the first nine months of 2023, an increase of approximately $2.43 per bbl or 3.3%.

Natural gas revenue for the first nine months of 2024 was $901,000 compared to $1,397,000 for the same period in 2023, a decrease of approximately $496,000 or 35.5%. Natural gas sales volumes for the first nine months of 2024 were approximately 378,000 mcf compared to approximately 471,000 mcf during the first nine months of 2023, a decrease of approximately 93,000 mcf or 19.8%.

Average gross natural gas prices received were $2.37 per mcf in the first nine months of 2024 as compared to $2.97 per mcf in the same time period in 2023, a decrease of approximately $0.60 per mcf or 20.2%.

In general, revenues from oil and gas producing operations experienced a significant decrease for the first nine months of 2024 compared to the same period in 2023. These decreases resulted in part from decreased volumes produced as well as decreases in gas prices.

Revenues from lease operations were $127,000 in the first nine months of 2024 compared to $114,000 in the first nine months of 2023, an increase of approximately $13,000 or 11.4%. Revenues from lease operations are derived from field supervision charged to operated leases along with operator overhead charged to operated leases.

Revenues from gas gathering, compression and equipment rental for the first nine months of 2024 were $74,000 compared to $78,000 for the same period in 2023, a decrease of approximately $4,000 or 5.13%. These revenues are derived from gas volumes produced and transported through the Company owned gas gathering systems.

Real estate revenue was approximately $187,000 during the first nine months of 2024 compared to $204,000 for the first nine months of 2023, a decrease of approximately $17,000, or 8.3%.

Interest income was $721,000 during the first nine months of 2024 as compared to $533,000 during the same period in 2023, an increase of approximately $188,000 or 35.3%. Interest income is due to the Company investing its funds in both long-term and short-term certificates of deposit accounts paying higher rates of interest than those received in money market accounts.

Other revenues for the first nine months of 2024 were $37,000 as compared to $40,000 for the same period in 2023, a decrease of approximately $3,000 or 7.5%.

Lease operating expenses in the first nine months of 2024 were $1,283,000 as compared to $898,000 in the first nine months of 2023 a net increase of $385,000, or 42.87%.

Production taxes, gathering and marketing expenses in the first nine months of 2024 were approximately $451,000 as compared to $507,000 for the first nine months of 2023, a decrease of approximately $56,000, or 11.1%.

Pipeline and rental expenses for the first nine months of 2024 were $16,000 compared to $17,000 for the same time period in 2023, a decrease of approximately $1,000, or 5.9%.

Real estate expenses in the first nine months of 2024 were approximately $89,000 compared to $86,000 during the same period in 2023, an increase of approximately $3,000 or 3.5%.

.

Depreciation, depletion, and amortization expenses for the first nine months of 2024 were $146,000 as compared to $77,000 for the same period in 2023. Amortization of the amount for the full cost pool for the first nine months of 2024 was $74,000 compared to $23,000 for the same period of 2023. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31, 2023. This re-evaluated reserve base was reduced for oil and gas reserves that were produced or sold during the first nine months of 2024 and adjusted for newly acquired reserves or for changes in estimated production curves and future price assumptions. A year-to-date depletion rate of 16.750% was applied to the Company’s full cost pool of un-depleted capitalized oil and natural gas properties compared to a year-to-date rate of 11.059% for the nine-month periods of 2024 and 2023 respectively.

Asset Retirement Obligation (“ARO”) expense for the first nine months of 2024 was approximately $100,000 as compared to approximately $572,000 for the same period in 2023, a decrease of approximately $472,000 or 82.5%. The ARO expense is calculated to be the discounted present value of the estimated future cost to plug and abandon the Company’s producing wells.

General and administrative expenses for the first nine months of 2024 were approximately $1,724,000 as compared to approximately $1,755,000 for the same period of 2023, a decrease of approximately $31,000 or 1.8%.

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

Three months ended September 30, 2024, compared to three months ended September 30, 2023

Oil and natural gas revenues for the three months ended September 30, 2024, were $745,000, compared to $1,517,000 for the same period in 2023, a decrease of approximately $772,000, or 50.9%.

Oil sales for the third quarter of 2024 were approximately $485,000 compared to approximately $1,033,000 for the same period of 2023, a decrease of approximately $548,000 or 53.1%. Oil volumes sold for the third quarter of 2024 were approximately 6,631 bbls compared to approximately 9,792 bbls during the same period of 2023, a decrease of approximately 3,161 bbl or 32.3%.

Average oil prices received were approximately $74.56 per bbl in the third quarter of 2024 compared to $72.66 per bbl during the same period of 2023, an increase of approximately $1.90 per bbl, or 2.6%.

Natural gas revenues for the third quarter of 2024 were $260,000 compared to $484,000 for the same period in 2023, a decrease of approximately $224,000 or 46.3%. Natural gas volumes sold for the third quarter of 2024 were approximately 140,000 mcf compared to approximately 194,000 mcf during the same period of 2023, a decrease of approximately 54,000 mcf, or 27.8%,

Average gross natural gas prices received were approximately $2.24 per mcf in the third quarter of 2024 as compared to approximately $2.49 per mcf during the same period in 2023 a decrease of approximately $0.25 or 10.0%.

In general, revenues from oil and gas producing operations experienced a significant decrease for the third quarter of 2024 compared to the same period in 2023. These decreases resulted in part from decreased gas prices as well as decreased production for both oil and gas.

Revenues from lease operations for the third quarter of 2024 were approximately $40,000 compared to approximately $39,000 for the same period in 2023, an increase of approximately $1,000 or 2.6%. Revenues from lease operations are derived from field supervision charged to operated leases along with operator overhead charged to operated leases.

Revenues from gas gathering, compression and equipment rental for the third quarter of 2024 were approximately $29,000, compared to approximately $35,000 for the same period in 2023, a decrease of approximately $6,000 or 17.1%. These revenues are derived from gas volumes produced and transported through our gas gathering systems.

Real estate revenue was approximately $63,000 during the third quarter of 2024 compared to $68,000 for the same period in 2023, a decrease of approximately $5,000 or 7.4%.

Interest income for the third quarter of 2024 was approximately $251,000 as compared with approximately $209,000 for the same period in 2023, an increase of approximately $42,000 or 20.1%. Interest income is derived from investments in both short-term and long-term certificates of deposit as well as money market accounts at banks.

Other revenues for the third quarter of 2024 were approximately $11,000 as compared with approximately $15,000 for the same period in 2023, a decrease of approximately $4,000 or 26.7%.

Lease operating expenses in the third quarter of 2024 were approximately $354,000 as compared to $419,000 in the third quarter of 2023, a decrease of approximately $65,000 or 15.5%.

Production taxes, gathering, transportation and marketing expenses for the third quarter of 2024 were approximately $120,000 as compared to $191,000 during the third quarter of 2023, a net decrease of approximately $71,000 or 37.2%.

Pipeline and rental expenses for the third quarter of 2024 were $6,000 compared to $5,000 for the same period in 2023 an increase of approximately $1,000, or 20.0%.

Real estate expenses during the third quarter 2024 were approximately $52,000 compared to approximately $25,000 for the same period in 2023, an increase of approximately $27,000 or 108.0%.

Depreciation, depletion, and amortization expenses for the third quarter of 2024 were $65,000 as compared to $31,000 for the same period in 2023, an increase of $34,000, or 109.7%. Amortization of the amount for the full cost pool for the third quarter of 2024 was $41,000 compared to $13,000 for the same period of 2023. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31, 2023. This re-evaluated reserve base was reduced for oil and gas reserves that were produced or sold during the first nine months of 2024 and adjusted for newly acquired reserves or for changes in estimated production curves and future price assumptions.

ARO expense is calculated to be the discounted present value of the estimated future cost to plug and abandon the Company’s producing wells. No provision for ARO accretion expense was made for the third quarter 2024.

General and administrative expenses for the third quarter of 2024 were $484,000 compared to $533,000 for the same period in 2023, a decrease of approximately $49,000 or 9.2%.

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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2024, that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Part II - Other Information

Item 5. – Other Information

Texas

On November 1, 2024, subsequent to the end of the third quarter of 2024, the Company purchased an operating working interest in eight wells in the Blocker Gas Field of Harrison County, Texas. Spindletop’s working interests in the eight wells ranged from 99.137948 to 100.0%. Net Revenue interests ranged from 81.645050 to 81.789095%.

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

SPINDLETOP OIL & GAS CO.
(Registrant)

Date: November 19, 2024	By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

Date: November 19, 2024	By:/s/ Michelle H. Mazzini
Michelle H. Mazzini
Vice President, Secretary

Date: November 19, 2024	By:/s/ Robert E. Corbin
Robert E. Corbin
Principal Financial Officer and
Accounting Manger