Form 10-K
period 2024-12-31
SPINDLETOP OIL & GAS CO
filed 2025-04-15
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,602,140 based upon a total of 839,400 shares held as of June 30, 2024, by persons believed to be non-affiliates of the Registrant; the basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, that such calculation, if made as of a date within 60 days of this filing, would yield a different value.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value	6,739,943
(Class)	(Outstanding at April 15, 2025)

DOCUMENTS INCORPORATED BY REFERENCE

None

 PART I

Item 1. Description of Business

GENERAL

Spindletop Oil & Gas Co. is an independent oil and gas company engaged in the exploration, development, production and acquisition of oil and natural gas; and through one of its subsidiaries, the rental of oilfield equipment and the gathering and marketing of natural gas. The terms the "Company", "We", "Us" or “Spindletop” are used interchangeably herein to refer to Spindletop Oil & Gas Co. (“Spindletop”, “SOG”) and its wholly owned subsidiaries, Spindletop Drilling Company ("SDC"), and Prairie Pipeline Co. (“PPC”).

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

Areas of Operations

The Company owns various interests in wells located in numerous states and the Company’s operations are currently located in 5 of those states which include Alabama, Louisiana, Oklahoma, New Mexico and Texas.

The Company holds approximately 54,651 gross acres (10,906 net acres) under lease in the states listed below. The majority of the leases are held by production. A breakout of the Company’s leasehold acreage by geographic area is as follows:

	Operated		Non-Operated				Percent
	Properties		Properties		Total		of Total
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Geographic Area	Acres	Acres	Acres	Acres	Acres	Acres	Acres	Acres
North Texas (1)	4,114	3,857	6,429	319	10,543	4,176	19.29%	38.28%
East Texas	2,240	1,854	5,866	529	8,106	2,383	14.83%	21.85%
Gulf Coast Texas	40	35	666	56	706	91	1.29%	0.83%
West Texas	80	53	2,280	155	2,360	208	4.32%	1.91%
Texas Panhandle	1,600	1,056	800	79	2,400	1,136	4.39%	10.42%
Alabama	1,160	634	1,200	46	2,360	680	4.32%	6.24%
Arkansas	—	—	880	43	880	43	1.61%	0.40%
Louisiana	80	80	1,488	113	1,568	193	2.87%	1.77%
New Mexico	1,276	1,136	40	3	1,316	1,138	2.41%	10.44%
Oklahoma	240	128	22,402	595	22,642	723	41.43%	6.63%
Montana	—	—	10	2	10	2	0.02%	0.02%
Wyoming	—	—	1,760	132	1,760	132	3.22%	1.21%

Total	10,830	8,832	43,821	2,073	54,651	10,906	100.00%	100.00%

The Company uses recent and emerging technologies, as well as proven industry practices, to develop and produce oil and natural gas from its properties. Additionally, the Company has a dedicated and well-trained team of employees and professional staff that continually seek out low-risk profitable drilling and acquisition opportunities.

The majority of the Company’s leasehold acres are located in Texas.

A breakout of the Company's most significant oil and gas reserves by geographic area is as follows:

	BOE	%Total
North Texas including the Fort Worth Basin & Bend Arch	166,804	41.08%
East Texas	155,940	38.40%
Panhandle Texas	16,255	4.00%
West Texas	13,595	3.35%
Gulf Coast Texas	2,950	0.73%
Total Texas	355,544	87.56%

Alabama	30,570	7.53%
Oklahoma	19,066	4.70%
New Mexico	912	0.22%
Total Other States	50,548	12.44%
Total	406,093	100.00%

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

Current Activities

East Texas

On November 1, 2024, the Company acquired additional working interests in and operations of eight wells in the Blocker Gas Field of Harrison County, Texas. Spindletop’s working interests in the eight Lenora Allen wells now range from 99.137948% to 100.0%. Net revenue interests range from 81.645050% to 81.789095%.

Oil and Natural Gas Reserves

The Company’s net proved oil and natural gas reserves have been estimated by Company personnel. (See applicable footnote to the financial statements). No separate independent reserve report analysis has been prepared by an independent third party.

The net proved crude oil and natural gas reserves of the Company as of December 31, 2024, based on SEC guidelines, were classified as follows:

	Barrels of Oil	BCF Gas
Proved Developed Producing	128,740	1,664
Proved Developed Non-Producing	—	—
Proved Undeveloped	—	—
Total Proved Reserves	128,740	1,664

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

On a BOE (barrel of oil equivalent) basis (6 MCF/BOE), the net reserves are:

	Barrels of Oil Equivalent (BOE)

Natural Gas Reserves	277,353	68%
Oil Reserves	128,740	32%
Total Reserves	406,093	100%

Proved Developed Producing	406,093	100%
Proved Developed Non-Producing	—	—
Proved Undeveloped	—	—
Total Proved Reserves	406,093	100%

The Company has operational control over the majority of these reserves and can therefore to a large extent control the timing of development and production.

	Barrels of Oil Equivalent (BOE)

Operated Wells	255,447	63%
Non-Operated Wells	150,646	37%
Total	406,093	100%

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

Patents, Licenses and Franchises

Oil and natural gas leases of the Company are obtained from the owner of the mineral estate. The leases are generally for a primary term of one or more years and often have extension options for an equivalent period as the original primary term for payment of additional bonus consideration. The leases customarily provide for extension beyond their primary term for as long as oil and natural gas are produced in commercial quantities or other operations are conducted on such leases as provided by the terms of the leases.

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

The following is a summary of a partial list of purchasers / operators (listed by percent of total oil and natural gas sales) from oil and natural gas produced by the Company for the three-year period ended December 31, 2024. The Company made sales of oil and natural gas to approximately 81 different purchasers / operators during 2024.

Dependence on Purchasers and Operators

Purchaser / Operator	2024	2023	2022
Energy Transfer Crude Marketing, LLC	18%	17%	14%
Enlink Gas Marketing, LTD.	9%	11%	9%
Giant NRG Co., LP	7%	6%	12%
Bedrock Energy Partners	6%	7%	10%

Oil and natural gas production is sold to many different purchasers/operators under market sensitive, short-term contracts.

Except as set forth above, there are no other purchasers/operators of the Company’s oil and natural gas production that individually accounted for more than five percent (5.0%) of the Company's oil and natural gas revenues during the three years ended December 31, 2024.

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

Employees and Independent Contractors

As of December 31, 2024, the Company employed or contracted for the services of a total of approximately 38 people. Of this total, 15 are full-time employees, and the remainder are part-time employees or independent contractors. We believe that our relationships with our employees and contractors are good.

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

Other Matters

Energy Prices

As an oil and natural gas producer, we are impacted by changes in the prices for oil and natural gas. During the last several years, average United States commodity prices have fluctuated, at times drastically. Due to the many uncertainties associated with the world political and economic environment (for example, the actions of other crude oil exporting nations, including the Organization of Petroleum Exporting Countries, or the global impacts of wars or military conflicts involving such nations or regions), the global supply of, and demand for, oil and natural gas and the availability of other energy supplies, the relative competitive relationships of the various energy sources in the view of consumers and other factors, the Company is unable to predict what changes may occur in the prices of oil and natural gas in the future. For additional discussion regarding changes in oil and natural gas prices, the potential impacts on the Company and the risks that such changes may present to the Company, see ITEM 1A, Risk Factors. All of the Company’s oil and natural gas activities are subject to the risks normally incident to the exploration for, and development, production and transportation of, oil and natural gas, including rig and well explosions, loss of well control and leaks and spills, each of which could result in damage to life, property and/or the environment. The Company’s operations are also subject to certain perils, including hurricanes, tropical storms, flooding, winter storms and other adverse weather events. Moreover, our activities are subject to governmental regulations as well as interruption or termination by governmental authorities based on environmental and other considerations. Losses and liabilities arising from such events could reduce our revenues and increase costs to the Company to the extent not covered by insurance. Insurance is maintained by the Company against some, but not all, of these risks in accordance with what the Company believes are customary industry practices and in amounts and at costs that the Company believes to be prudent and commercially practicable.

Glossary of Oil and Gas Terms

The following are abbreviations and definitions of terms commonly used in the oil and gas industry that are used in this Report. The terms defined herein may be found in this report in both upper and lower case or a combination of both.

"2-D Seismic" means an advanced technology method by which a cross-section of the earth's subsurface is created through the interpretation “Acreage” or “Leasehold Acreage” means lands that are covered by an existing oil and gas lease of reflecting seismic data collected along a single source profile.

"3-D Seismic" means an advanced technology method by which a three-dimensional image of the earth's subsurface is created through the interpretation of reflection seismic data collected over a surface grid. 3-D seismic surveys allow for a more detailed understanding of the subsurface than do conventional surveys and contribute significantly to field appraisal, development, and production.

“Acreage” or “Leasehold Acreage” means lands that are covered by an existing oil and gas lease.

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

“Held by Production” or “HBP” means Acreage or Leasehold Acreage that is perpetuated beyond the expiration of the primary lease term by oil and gas production.

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

“Shut-In Well” is a well that has been closed off and not currently producing oil or gas which could be due to numerous different reasons from operations issues to surface or downhole mechanical issues to economic reasons.

“TCF” means trillion cubic feet.

“TD” means total depth.

“TVD” means true vertical depth,

“Temporarily Abandoned Well” is a well that has been Shut-In and taken out of service for an extended period of time greater than 1 year.

“Undeveloped Acreage” is Leasehold Acreage that is subject to expire if a well is not drilled and commercial oil and gas production is not established prior to the expiration date of the oil and gas lease.

“Undrilled Acreage” is surplus HBP Leasehold Acreage outside the boundaries of a drilling, spacing or production unit.

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

Prices for oil and natural gas fluctuate widely. Among the interrelated factors that can or could cause these price fluctuations are:

•	the duration and economic and financial impact of epidemics, pandemics or other public health issues, such as the COVID-19 pandemic;
•	domestic and worldwide supplies of, and consumer and industrial/commercial demand for oil and natural gas;
•	domestic and international drilling activity;
•	the actions of other oil producing and exporting nations, including the Organization of Petroleum Exporting Countries;
•	worldwide economic conditions, geopolitical factors and political conditions, including, but not limited to, the imposition of tariffs or trade or other economic sanctions, political instability or armed conflict in oil and gas producing regions;
•	the availability, proximity and capacity of appropriate transportation, gathering, processing, compression, storage, and refining and export facilities;
•	the price and availability of, and demand for, competing energy sources, including alternative energy sources;
•	the effect of worldwide energy conservation measures, alternative fuel requirements and climate change-related legislation, policies, initiatives and developments.
•	technological advances and consumer and industrial/commercial behavior, preferences and attitudes, in each case affecting energy generation, transmission, storage and consumption:
•	the nature and extent of governmental regulation, including environmental and other climate change-related regulation, regulation of financial derivative transactions and hedging activities, tax laws, regulations and laws, and regulations with respect to the import and export of oil, and natural gas and related commodities:
•	the level and effect of trading in commodity futures markets, including trading by commodity price speculators and others; and
•	natural disasters, weather conditions and changes in weather patterns.

The above-described factors and the volatility of commodity prices make it difficult to predict oil and natural gas prices in 2025 and thereafter. As a result, there can be no assurance that the prices for oil and/or natural gas will sustain, or increase from, their current levels, nor can there be any assurance that the prices for oil and/or natural gas will not decline. The Company continues to assess and monitor the impact of these factors and consequences on the Company and its operations.

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

The vast majority of our oil and natural gas reserves are classified as proved reserves. Recovery of the Company's future proved undeveloped reserves will require significant capital expenditures. Our management estimates that additional capital expenditures will be required to fully develop some of these reserves in the next twelve-month period. No assurance can be given that our estimates of capital expenditures will prove accurate that our financing sources will be sufficient to fully fund our planned development activities or that development activities will be either successful or in accordance with our schedule. Additionally, any significant decrease in oil and natural gas prices or any significant increase in the cost of development could result in a significant reduction in the number of wells drilled and/or reworked. No assurance can be given that any wells will produce oil or natural gas in commercially profitable quantities.

We are subject to uncertainties in reserve estimates and future net cash flows.

This annual report contains estimates of our oil and natural gas reserves and the future net cash flows from those reserves. These estimates have been prepared by Company personnel for 2024, 2023, and 2022. There are numerous uncertainties inherent in estimating quantities of reserves of oil and natural gas and in projecting future rates of production and the timing of development expenditures, including many factors beyond our control. The reserve estimates in this annual report are based on various assumptions, including decline curve analysis, constant oil and natural gas prices, operating expenses, capital expenditures and the availability of funds, and therefore, are inherently imprecise indications of future net cash flows. Actual future production, cash flows, taxes, operating expenses, development expenditures and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this annual report. Additionally, our reserves may be subject to downward or upward revision based upon actual production performance, results of future development and exploration, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

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

We do not operate some of the properties in which we have an interest, and we have limited ability to exercise influence over operations for these properties or their associated costs. As of December 31, 2024, approximately 37% of our crude oil and natural gas proved reserves were operated by other companies. Our dependence on other operators and other working interest owners for these projects and our limited ability to influence operations and associated costs could materially adversely affect the realization of our targeted return on capital in drilling or acquisition activities and our targeted production growth rate. The success and timing of drilling, development and exploitation activities on properties operated by others depend on a number of factors that are beyond our control, including the operator’s expertise and financial resources, approval of other participants for drilling wells and utilization of technology.

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

From time to time, due primarily to contract terms, pipeline interruptions or weather conditions, the producing wells in which we own an interest have been subject to production curtailments. The curtailments range from production being partially restricted to wells being completely shut in. The duration of curtailments varies from a few days to several months. In most cases, we are provided only limited notice as to when production will be curtailed and the duration of such curtailments. We are currently not experiencing any material curtailment of our production.

We intend to increase to some extent our development, and to a lesser extent, exploration activities. Exploration drilling and, to a lesser extent, development drilling of oil and gas reserves involve a high degree of risk that no commercial production will be obtained and/or that production will be insufficient to recover drilling and completion costs. The cost of drilling, completing and operating wells is often uncertain. Our drilling operations may be curtailed, delayed, or canceled as a result of numerous factors, including title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment. Furthermore, completion of a well does not assure a profit on the investment or a recovery of drilling, completion, and operating costs.

We depend on our key management personnel and technical experts and the loss of any of these individuals could adversely affect our business.

If we lose the services of our key management personnel, technical experts or are unable to attract additional qualified personnel, our business, financial condition, results of operations, development efforts and ability to grow could suffer. We have assembled a team of engineers, landmen, and geologists who have considerable experience in drilling and completion techniques to explore for and to develop crude oil and natural gas. We depend upon the knowledge, skill, and experience of these experts to assist us in improving the performance and reducing the risks associated with our participation in crude oil and natural gas exploration and development projects. In addition, the success of our business depends, to a significant extent, upon the abilities and continued efforts of our management, particularly Chris Mazzini, our Chief Executive Officer, President, and Chairman of the Board. We do not have an employment agreement with or key-man life insurance on Mr. Mazzini or any of our other key employees. Many of our key personnel are either currently eligible for retirement or will become eligible in the next one to five years. The Company does not have a succession plan in place for key management and technical personnel replacements.

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

Our executive officers, directors, and their affiliates as of December 31, 2024, hold approximately 87.55% of our outstanding shares of common stock. As a result, officers, directors and their affiliates and such shareholders have the ability to exert significant influence over our business affairs, including the ability to control the election of directors and results of voting on all matters requiring shareholder approval. This concentration of voting power may delay or prevent a potential change in control.

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

Our common stock is traded on the Over-the-Counter market and is currently quoted on the OTC Markets Pink Current, market, symbol "SPND". Projected Changes to OTC Markets could adversely affect trading of the Company’s stock:

The Company’s stock is currently traded on OTC Markets Pink Current market. By Notice dated January 14, 2025, OTC Markets advised the Company that OTC Markets will discontinue the Pink Current market at the end of June 2025. OTC Markets advised the Company that the Pink Current market is to be replaced with a new market to be called OTCID. According to OTC Markets, there is to be a required application as well as a number of other items (including fees, and additional disclosures) required in order for entities to be admitted to OTCID by OTC Markets. OTC Markets has stated that under the new market structure, a new Pink Limited market will identify entities that have not been admitted to OTCID which will have their market quotations marked with a Yield sign to warn investors of heightened risk. According to OTC Markets, it appears that the Company’s only option is to either apply for admission and be accepted to the OTCID or the quotations for the Company’s stock will be downgraded to either the OTC Markets Pink Limited market or OTC Markets Expert market, which would likely adversely impact an investor’s ability to trade the Company’s stock. Management is currently reviewing the new OTC Markets OTCID market application, requirements, disclosures, fees and associated costs, but at this time, management does not have any plans to apply for the new OTCID market created by OTC Markets.

The liquidity of our common stock will likely be adversely affected, and purchasers of our common stock could have difficulty selling our common stock if our common stock is downgraded to either the OTC Markets Pink Limited market or OTC Markets Expert market.

There is presently only a limited public market for our common stock, and there is no assurance that a ready public market for our securities will develop. It is likely that any market that develops for our common stock will be highly volatile and that the trading volume in such market will be limited. The trading price of our common stock could be subject to wide fluctuations in response to quarter-to-quarter variations in our operating results, announcements of our drilling results, fluctuations in oil and natural gas prices, and other events or factors. In addition, the United States stock market has from time-to-time experienced extreme price and volume fluctuations that have affected the market price for many companies and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our securities.

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

We are subject to certain title risks.

Our company employees and contract land professionals have reviewed title records or other title review materials relating to substantially all our producing properties. The title investigation performed by us prior to acquiring undeveloped properties is thorough, but less rigorous than that conducted prior to drilling, consistent with industry standards. We believe we have satisfactory title to all our producing properties in accordance with standards generally accepted in the oil and gas industry. Our properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens, which we believe do not materially interfere with the use of or affect the value of such properties. At December 31, 2024, our leaseholds for some of our net acreage were being kept in force by virtue of production on that acreage in paying quantities. The remaining net acreage was held by lease rentals and similar provisions and requires production in paying quantities prior to expiration of various time periods to avoid lease termination.

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

Our business is highly capital-intensive, requiring continuous development and acquisition of oil and gas reserves. In addition, capital is required to operate and expand our oil and natural gas field operations and purchase equipment. On December 31, 2024, we had working capital of $1,923,000. We anticipate that we will be able to meet our cash requirements for the next 12 months. However, if such plans or assumptions change or prove to be inaccurate, we could be required to seek additional financing sooner than currently anticipated.

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

Our revenues, profitability and the carrying value of our oil and gas properties are substantially dependent upon prevailing prices of, and demand for, oil and natural gas and the costs of acquiring, finding, developing, and producing reserves. Our ability to obtain borrowing capacity, to repay future indebtedness, and to obtain additional capital on favorable terms is also substantially dependent upon oil and natural gas prices. Historically, the markets for oil and natural gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and natural gas are subject to wide fluctuations in response to: (i) relatively minor changes in the supply of, and demand for, oil and natural gas; (ii) market uncertainty; and (iii) a variety of additional factors, all of which are beyond our control. These factors include domestic and foreign political conditions, the price and availability of domestic and imported oil and natural gas, the level of consumer and industrial demand, weather, domestic and foreign government relations, the price and availability of alternative fuels and overall economic conditions. Furthermore, the marketability of our production depends in part upon the availability, proximity, and capacity of gathering systems, pipelines and processing facilities. Volatility in oil and natural gas prices could affect our ability to market our production through such systems, pipelines, or facilities. As of December 31, 2024, our oil and natural gas production is currently sold to approximately 81 purchasers/operators on a month-to-month basis at prevailing spot market prices. Oil prices remained subject to unpredictable political and economic forces during 2024, 2023, and 2022, and experienced fluctuations similar to those seen in natural gas prices for the year. We believe that oil prices will continue to fluctuate in response to changes in the policies of the Organization of Petroleum Exporting Countries ("OPEC"), changes in demand from many Asian countries, current events in the Middle East and Eastern Europe, security threats to the United States, and other factors associated with the world political and economic environment. As a result of the many uncertainties associated with levels of production maintained by OPEC and other oil producing countries, the availabilities of worldwide energy supplies and competitive relationships and consumer perceptions of various energy sources, we are unable to predict what changes will occur in crude oil and natural gas prices.

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

We are responsible for payment of plugging and abandonment costs on our oil and gas properties pro rata to our working interest. Based on our experience, we anticipate that in most cases, the costs of abandoning such properties will range from $50,000 to $200,000 or more per well. In addition, abandonment costs and their timing may change due to many factors, including actual production results, inflation rates and changes in environmental laws and regulations.

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

Our business could be materially and adversely affected by security threats, including cybersecurity threats, and other disruptions. As an oil and gas producer, we face various security threats, including (i) cybersecurity threats to gain unauthorized access to, or control of, our sensitive information or to render our data or systems corrupted or unusable; (ii) threats to the security of our facilities and infrastructure or to the security of third-party facilities and infrastructure, such as gathering, transportation, and processing facilities; and (iii) threats from terrorist acts. The potential for such security threats has subjected our operations to increased risks that could have a material and adverse effect on our business. We rely extensively on information technology systems, including internally developed databases, data hosting platforms, real-time data acquisition systems, third-party software, cloud services and other internally or externally hosted hardware and software platforms, to (i) estimate our oil and gas reserves, (ii) process and record financial and operating data, (iii) process and analyze all stages of our business operations, including drilling, completion, production, gathering and processing, transportation, pipelines and other related activities and (iv) communicate with our employees and vendors, suppliers and other third parties. Further, our reliance on technology has increased due to the increased use of personal devices and remote communications. Although we have implemented and will continue to implement controls and procedures that are designed to protect our systems, identify and remediate vulnerabilities in our systems and related infrastructure and monitor and mitigate the risk of data loss and other cybersecurity threats, such measures cannot entirely eliminate cybersecurity threats and the controls and procedures we have implemented may prove to be ineffective. Our systems and networks, and those of our business associates, may become the target of cybersecurity attacks, including, without limitation, denial-of-service attacks; malicious software; data privacy breaches by employees, insiders or others with authorized access; cyber or phishing-attacks; ransomware; attempts to gain unauthorized access to our data and systems; and other electronic security breaches. If any of these security breaches were to occur, we could suffer disruptions to our normal operations, including our drilling, completion, production and corporate functions, which could materially and adversely affect us in a variety of ways, including, but not limited to, the following:

•	unauthorized access to, and release of, our business data, reserve information, strategic information or other sensitive or proprietary information, which could have a material and adverse effect on our ability to compete for oil and gas resources.
•	data corruption, communication interruption, or other operational disruptions during our drilling activities, which could result in our failure to reach the intended target or a drilling incident;
•	data corruption or operational disruptions of our production-related infrastructure, which could result in loss of production or accidental discharges;
•	unauthorized access to, and release of, personal information of our royalty owners, employees and vendors, which could expose us to allegations that we did not sufficiently protect such information;
•	a cybersecurity attack on a vendor or service provider, which could result in supply chain disruptions and could delay or halt our operations.
•	a cybersecurity attack on third-party gathering, transportation, or processing facilities, which could result in reduced demand for our production or delay or prevent us from transporting and marketing our production, in either case resulting in a loss of revenues;
•	a cybersecurity attack involving commodities exchanges or financial institutions could slow or halt commodities trading, thus preventing us from marketing our production, resulting in a loss of revenues;
•	a deliberate corruption of our financial or operating data could result in events of non-compliance which could then lead to regulatory fines or penalties;
•	a cybersecurity attack on a communications network or power grid, which could cause operational disruptions resulting in a loss of revenues; and
•	a cybersecurity attack on automated and surveillance systems, which could cause a loss of production and potential environmental hazards.

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

As cyber threats become more sophisticated and continue to evolve, including through the use of artificial intelligence (“AI”), we may be required to dedicate additional capital and technical resources to continue to modify or enhance our security measures, or to investigate and remediate any vulnerabilities to cyberattacks that are discovered, and these additional capital and technical resources needed may be difficult for our small company to handle. We may not have sufficient resources available to timely discover and remediate cybersecurity vulnerabilities. In addition, laws and regulations relating to cybersecurity, data privacy and protection and the unauthorized disclosure of confidential or protected information, including legislation in the United States and international jurisdictions, pose increasingly complex compliance challenges and potentially increase our costs, and any failure to comply with these laws and regulations could result in significant penalties and legal liability. Additionally, new regulations or legislation may affect our current uses of protected information and require us to modify how we collect, protect, process or disclose such information.

We are looking at the potential to utilize AI, machine learning, and automated decision making to improve our internal processes. Issues in the development and use of AI, combined with an uncertain regulatory environment, may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality or security risks, reputational harm, liability or other adverse consequences to our business operations, all of which could adversely affect our business, financial condition and results of operations. The use of AI can lead to unintended consequences, including the unauthorized use or disclosure of confidential and proprietary information, or generating content that appears correct but is factually inaccurate, misleading, or otherwise flawed, which could expose us to risks related to inaccuracies or errors in the output of such technologies. It is not possible to predict all of the risks related to the use of AI, machine learning and automated decision making, and developments in the regulatory frameworks governing the use of such technologies and in related stakeholder expectations may adversely affect our ability to develop and use such technologies or subject us to liability.

.

Natural disasters, terrorist activities, or other significant events could adversely affect our operations or financial results.

Our insurance coverage may not be adequate to cover office costs associated with certain activities and events, and there can be no assurance that insurance coverage will continue to be available in the future on terms that we can afford or that can justify its purchase.

Natural disasters are always a threat to our assets and operations. In addition, the threat of terrorist activities could lead to increased economic instability and volatility in the price of natural gas that could affect our operations. Also, companies in our industry may face a heightened risk of exposure to actual acts of terrorism, which could subject our operations to increased risks. As a result, the availability of insurance covering such risks may become more limited, which could increase the risk that an event could adversely affect our operations or financial results. We maintain insurance against certain but not all of the risks and hazards that could occur with our operations. The Company maintains liability insurance and property insurance, but not all types of claims are covered by the insurance. In addition, our policies have deductibles and limits on the amounts of coverage in place. The occurrence of an event that is not insured or not fully insured could have a material adverse effect on the Company’s financial condition and results of operations in the future.

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

Cyber Risk Management & Strategy

As part of its overall risk management system, the Company utilizes a third party to help assess the Company’s processes and practices for managing and mitigating cybersecurity risks.

The Company focuses on building cybersecurity awareness with its employees and other end-users through training and security exercises and communicates the Company's expectations of employees and contractors with respect to cybersecurity matters.

The Company uses third-party cybersecurity professionals provided in conjunction with its cybersecurity insurance to review and assess the Company’s cybersecurity controls and procedures.

Although the Company has implemented policies and procedures to try to protect against cyber-attacks, there can be no assurance that they will be effective in avoiding disruption and business impacts. See Item 1A, Risk Factors for related discussion.

Cyber Expertise and Experience

The Company relies on third party cybersecurity professionals to provide risk assessments to help assess cybersecurity risks. The Company provides cybersecurity training for its employees through a third party.

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

Item 2. Properties

OIL AND GAS PROPERTIES

The following table sets forth pertinent data with respect to the Company-owned oil and gas properties, all located within the continental United States, as estimated by the Company:

	Years Ended December 31,
	2024	2023	2022
Gas and Oil Properties, net (1)
Proved developed gas reserves-Mcf (2)
Proved developed producing	1,664,000	1,648,000	4,126,000
Proved developed non-producing	—	—	—
Proved undeveloped gas reserves-Mcf (3)	—	—	—
Total proved gas reserves-Mcf	1,664,000	1,648,000	4,126,000

Proved Developed Crude Oil and
Condensate reserves-Bbls (2)
Proved developed producing	129,000	140,000	158,000
Proved developed non-producing	—	—	—
Proved Undeveloped crude oil and	—	—	—
Condensate reserves-Bbls (3)	—	—	—
	129,000	140,000	158,000

(1) The estimate of the net proved oil and natural gas reserves, future net revenues, and the present value of future net revenues.

(2) "Proved Developed Oil and Natural gas Reserves" are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

(3) "Proved Undeveloped Reserves" are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. See the footnote to the Financial Statements, Supplemental Reserve Information (Unaudited), for further explanation of the changes for 2022 through 2024.

(4) Reserve amounts are rounded to the nearest thousand.

Producing Wells, Shut-In and Temporarily Abandoned Wells

The following table sets forth our domestic producing wells, shut-in and temporarily abandoned wells, and includes both operated and non-operated wells at December 31, 2024.

.

Gas Wells		Oil Wells		SI/TA Wells		Total Wells
Gross	Net	Gross	Net	Gross	Net	Gross	Net

133	48.44	86	15.27	86.00	45.62	305	109.30

Acreage

The following table sets forth our undeveloped and developed gross and net leasehold acreage for our operated and non-operated wells at December 31, 2024. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether such acreage contains proved reserves. Undeveloped acreage should not be confused with undrilled acreage Held By Production under the terms of a lease. Undrilled acreage Held By Production under the terms of an oil and gas lease is included in the Developed Acreage category total shown below.

Undeveloped Acreage		Developed Acreage		Total Acreage
Gross	Net	Gross	Net	Gross	Net

-	-	54,651	10,906	54,651	10,906

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

Wells Drilled and Completed

The Company's working interests in both operated and outside operated exploration and development wells completed during the years indicated were as follows:

	2024		2023		2022
	Gross	Net	Gross	Net	Gross	Net

Exploratory Wells (1):
Productive	—	—	4.000	0.278	—	—
Non-Productive	—	—	—	—	—	—
Total	—	—	4.000	0.278	—	—

Developed Wells (2):
Productive	—	—	—	—	—	—
Non-Productive	—	—	—	—	—	—
Total	—	—	—	—	—	—

Total Exploration & Development Wells:
Productive	—	—	4.000	0.278	—	—
Non-Productive	—	—	—	—	—	—
Total	—	—	4.000	0.278	—	—

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

The following tables set forth additional data with respect to production from Company-owned oil and gas operated and non-operated properties, all located within the continental United States:

	For the years ended December 31,
	2024	2023	2022	2021	2020

Oil and Gas Production, net:
Natural Gas (Mcf)	538,803	608,499	652,786	778,462	743,465
Crude Oil & Condensate (Bbl)	28,336	33,522	35,698	33,604	30,900

Average Sales Price per Unit Produced
Natural Gas (Mcf)	2.44	$2.94	$6.42	$4.23	$1.84
Crude Oil & Condensate (Bbl)	74.13	$74.79	$92.49	$56.87	$41.71

Average Production Cost per Equivalent Barrel (1) (2)	$20.94	$16.08	$20.67	$12.87	$12.92

(1) Includes severance taxes and ad valorem taxes.

(2) Natural gas production is converted to equivalent barrels at the rate of six MCFG per barrel, representing relative energy content of natural gas to oil.

The Company owns producing royalties and overriding royalties under properties located in Texas. The revenue from these properties is not significant.

The Company is not aware of any major discovery or other favorable or adverse event that is believed to have caused a significant change in the estimated proved reserves since December 31, 2024.

OFFICE SPACE

The Company owns a commercial office building. The property is a two-story multi-tenant, garden office building with a sub-grade parking garage. The building was built in 1983 and contains approximately 46,286 rentable square feet, sitting on a 1.4919-acre block of land situated in north Dallas, Texas in close proximity to hotels, restaurants, and shopping areas (the Galleria Mall) with easy access to Interstate Highway 635 (LBJ Freeway) and Dallas Parkway (North Dallas Toll Road). The Company occupies approximately 10,273 rentable square feet of the building as its primary office headquarters and leases the remaining space in the building to non-related third-party commercial tenants at prevailing market rates. The Company has noticed a decline in rental inquiries for its office building since the onset of the COVID pandemic in 2020. The Company believes that interest in rentals for space in the building has decreased due in part to remote work policies and in part due to the age and condition of the building.

The building is 42 years old and although the Company replaced some of the HVAC components, such as the chiller and cooling tower for the building in 2022, the building still has its original roof, parking lot, elevator system, fan coil units, and other mechanical systems in the building, all of which need to be replaced. In addition, both of the front staircases outside the front entrance to the building have sunk and need to be replaced. The Company is in the process of obtaining bids to determine and budget for the replacement of these major building components and mechanical systems, the costs of which are likely to be significant.

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

Item 3. Legal Proceedings

On July 23, 2020, a subsidiary of the Company received notice of a lawsuit filed in Claiborne Parish, Louisiana against the Company’s subsidiary and numerous other oil and gas companies alleging a pollution claim for properties operated by the defendants in Louisiana, and the Company’s subsidiary filed an answer. The Plaintiffs filed a First Supplemental and Amending Petition for Damages on January 21, 2021. This litigation was dismissed without prejudice as to the Company’s subsidiary on the plaintiff’s motion, by Order of Dismissal dated February 20, 2025.

On December 11, 2024, a subsidiary of the Company received notice of a new lawsuit filed in LaFourche Parish, Louisiana against one of the Company’s subsidiaries and numerous other oil and gas companies alleging pollution claims for properties operated by defendants in Louisiana and the Company’s subsidiary filed an answer. The litigation is in the early stages. Management is assessing the lawsuit, and it will have regular litigation reviews, including updates from corporate and outside counsel, to assess the need for accounting recognition or disclosure of contingencies for litigation. The Company plans to defend its subsidiary vigorously in this matter.

.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for the Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common stock is currently quoted and traded on the OTC Markets Pink Current market under the symbol "SPND".

Prior to 2004, no significant public trading market had been established for the Company's common stock. The Company does not believe that listings of bid and asking prices for its stock are indicative of the actual trades of its stock, since trades are made infrequently. The following table reflects high and low trading prices for each quarter in 2024, 2023, and 2022 as aggregated by Yahoo!.com from various OTC sources.

	Price Per Share
	High	Low

2025
First Quarter	$2.69	$1.87

2024
First Quarter	$3.00	$2.81
Second Quarter	$3.10	$2.71
Third Quarter	$4.44	$3.01
Fourth Quarter	$4.00	$1.60

2023
First Quarter	$3.86	$2.56
Second Quarter	$3.10	$2.73
Third Quarter	$3.05	$2.15
Fourth Quarter	$3.75	$2.51

2022
First Quarter	$3.88	$2.85
Second Quarter	$3.61	$3.05
Third Quarter	$3.90	$3.35
Fourth Quarter	$3.94	$3.00

OTC Markets advised in a Notice dated January 14, 2025, that it will discontinue the OTC Markets Pink Current market on June 30, 2025, that the Company stock is currently quoted and traded on. See Item 1A. Risk Factors above.

There is no amount of common stock that is subject to outstanding warrants to purchase, or securities convertible into, common stock of the Company.

According to the transfer records of the Company on April 15, 2025, the common stock of the Company was held by approximately 533 known holders of record.

The following chart compares the yearly percentage change in the cumulative total stockholder return on the Company's Common Stock during the five years ended December 31, 2024, with the cumulative total return of the Standard and Poor's 500 Stock Index and of the Dow Jones U.S. Exploration and Production Index (formerly Dow Jones Secondary Oil Stock Index). The comparison assumes $100.00 was invested on December 31, 2019, in the Company's Common Stock and in each of the foregoing indices and assumes reinvestment of dividends. The Company paid no dividends on its Common Stock during the five-year period. Figures shown are past results and are not predictive of results in future periods.

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

During the three-year period ending December 31, 2024, the Company made the following repurchases of its common stock:

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

In order to test the cost center ceiling, the Company prepares a “Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Natural Gas Reserves (Unaudited)” as of the end of each calendar year (“the Reserve Report”). The Company prepared its annual Reserve Report as of December 31, 2024.

Reserve estimates are prepared in accordance with standard Security and Exchange Commission guidelines. The estimated net future net cash flows for 2024, 2023, and 2022, were computed using a 12-month average price, calculated as the un-weighted arithmetic average of the first day-of-the month price for each month of the year. Lease operating costs, compression, dehydration, transportation, ad valorem taxes, severance taxes, and federal income taxes were deducted. Costs and prices were held constant and were not escalated over the life of the properties. No deductions were made for interest. The annual discount of estimated future cash flows is defined, for use herein, as future cash flows discounted at 10% per year, over the expected period of realization.

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

During the year ended December 31, 2024, average quarterly crude oil prices per bbl for the Company were $72.96, $79.26, $74.56, and $68.22 respectively. During the year ended December 31, 2023, average quarterly crude oil prices per bbl for the Company were $73.44, $71.89, $72.66, and $77.73 respectively. During the year ended December 31, 2022, average quarterly crude oil prices per bbl for the Company were $71.34, $83.94, $94.15, and $80.80.

During the year ended December 31, 2024, average quarterly natural gas prices per mcf for the Company were $2.73, $2.07, $2.24, and $2.45 respectively. During the year ended December 31, 2023, average quarterly natural gas prices per mcf for the Company were $3.70, $2.53, $2.49, and $2.63. During the year ended December 31, 2022, average quarterly natural gas prices per mcf for the Company were $5.67, $6.25, $7.81, and $5.92.

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

Results of Operations

2024 Compared to 2023

Oil and natural gas revenues for the year ended December 31, 2024, were $3,659,000 compared to $4,502,000 for the year ended December 31, 2023, a decrease of $843,000 or 18.7%.

Oil revenue for 2024 was approximately $2,346,000 compared to $2,711,000 for 2023, a decrease of approximately $365,000 or 13.5%. Oil sales decreased to approximately 28,300 barrels from approximately 33,500 barrels in 2023, a decrease of approximately 5,200 barrels or 15.5%. Oil prices decreased to an average of $74.13 per barrel in 2024 from an average of $74.79 per barrel in 2023, a decrease of $0.66 per barrel or 0.89%.

Natural gas revenue for 2024 was approximately $1,313,000 compared to $1,791,000 for 2023, a decrease of approximately $478,000 or 26.7%. Natural gas sales were approximately 539,000 mcf in 2024 from approximately 608,500 mcf in 2023, a decrease of approximately 69,500 mcf or 11.4%. Natural gas prices decreased to an average of $2.44 per mcf in 2024, a decrease of $0.50 or 17.0% from an average of $2.94 per mcf in 2023.

In general, revenues from oil and natural gas producing operations experienced a decrease for the year ending December 31, 2024, as compared to the same period in 2023. These decreases resulted in part from decreased oil and natural gas prices, as well as decreases in oil and natural gas production.

Revenue from lease operations was approximately $168,000 for 2024, compared to approximately $156,000 in 2023, an increase of approximately $12,000 or 7.7%. Revenue from lease operations results from field supervision charges on operated wells as well as administrative overhead billed to working interest owners.

Revenues from gas gathering, compression, and equipment rental for 2024 were approximately $122,000, an increase of approximately $2,000 or 1.7% from approximately $120,000 in 2023.

Real estate rental revenue for 2024 was approximately $255,000, a decrease of approximately $15,000 or 5.6% from approximately $270,000 in 2023.

Interest income for 2024 was approximately $957,000, an increase of $196,000 or 25.8% from $761,000 in 2023. Interest income is derived from investments in both short-term and long-term certificates of deposit as well as money market accounts at banks.

Miscellaneous revenue for 2024 was $51,000, as compared to $57,000 in 2023, a decrease of $6,000 or 10.5%.

Lease operating expenses in 2024 were $1,841,000 as compared to $1,469,000 in 2023, a net increase of approximately $372,000, or 25.3%. There were both increases and decreases within different segment categories of lease operating expenses. Amounts billed by third-party operators as operating expenses on non-operated properties represented approximately 26% of the total 2024 amount with the remaining representing net increases and decreases on various operated properties due to general service cost fluctuations and levels of operational activity.

Production taxes, gathering, and marketing expenses for 2024 were approximately $633,000 compared to $701,000 in 2023, a decrease of approximately $68,000, or 9.7%. These expenses relate directly to the overall decrease in crude oil and natural gas production and revenues.

Pipeline and rental expenses for 2024 were approximately $19,000 compared to approximately $54,000 for 2023, a decrease of approximately $35,000, or 64.8%. Approximately $19,000 of this decrease was for an increase of pipeline maintenance in 2023, and approximately $14,000 is due to increased compressor maintenance for the same period.

Real estate expenses in 2024 were approximately $135,000 compared to $161,000 during the same period in 2023, a decrease of approximately $26,000 or 16.2%.

Depreciation and amortization expense for 2024 was $358,000 compared to $229,000 for 2023, an increase of approximately $129,000 or 56.3%. Amortization of the full cost pool for crude oil and natural gas assets for 2024 was $240,000, as compared to $134,000 for the year 2023, an increase of $106,000 or 79.1%. The Company re-evaluated its proved oil and gas reserves as of December 31, 2024, and decreased its estimated total proved reserves by approximately 9,000 BOE to 406,000 BOE at the end of 2024 compared to 415,000 BOE at the end of 2023, a decrease of approximately 2.2% The net decrease in the unamortized full cost pool base, is due primarily to credits to the full cost pool from the sale of properties during 2022 in accordance with full cost accounting procedures and the related reduction of liabilities in the recalculation of the Asset Retirement Obligation. (See Footnote 17 to the Financial Statements).

Asset Retirement Obligation (“ARO”) accretion expense for 2024 was $100,000 down from $509,000 in 2023, a decrease of $409,000. The ARO calculation is an estimate based on the Company’s annual reserve report and takes into consideration the changes between years of the Company’s estimated obligation to plug its interests in existing wells. This estimated future plugging cost is discounted using a 10% discount factor based on the estimated life of each property. Changes are incorporated as applicable into the full cost pool and the carrying value of the liability. Accretion expense measures and incorporates changes due to the passage of time into the carrying amount of the liability. In view of increasing plugging costs and regulatory agencies putting pressure on operators to plug and abandon wells faster than in prior years, management will continue to review each year’s provision and estimate whether or not the liability to plug and abandon its wells in the future, should be increased.

General and administrative expenses for 2024 were approximately $2,944,000 as compared to approximately $2,970,000 for 2023, a decrease of approximately $26,000 or 0.9%.

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

Management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not Applicable

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The Directors and Executive Officers of the Company and certain information concerning them is set forth below:

Name	Age	Position

Chris G. Mazzini	67	Chairman of the Board, Director, and President

Michelle H. Mazzini	63	Director, Vice President, Secretary, and Treasurer

Ted R. Munselle	69	Director

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

Board Meetings, Committees, and Corporate Governance

The Board of Directors met one time in 2024. The Board has established an audit committee. The Board is small, and all members of the Board serve on the audit committee. The function of the audit committee is to assist the Board in fulfilling its oversight responsibilities by reviewing the financial information that will be provided to the shareholders and others, the systems of internal controls that management and the Board of Directors have established, and the audit process. During 2024, Mr. Munselle was Chairman of the Audit Committee. Mr. Munselle is qualified as an “audit committee financial expert” within the meaning of SEC Regulations.

With respect to nominations to the Board, compensation, financial planning, strategies, and business alternatives, the Company does not have separate committees as the Board is small and all members of the Board participate in making recommendations and decisions on these matters.

Item 11. Executive Compensation

Cash Compensation

Cash compensation, including salaries and bonuses of $512,259, $517,396, and $526,245 were paid to Mr. Mazzini in 2024, 2023, and 2022 respectively. Cash compensation including salaries and bonuses of $407,377, $416,223, and $426,223 were paid to Ms. Mazzini in 2024, 2023, and 2022 respectively.

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

Compensation of Directors

Directors who are employees of the Company are not currently compensated for their services on the Board. Mr. Munselle was paid a director’s fee of $10,000 in 2024, $10,000 in 2023 and $10,000 in 2022 to compensate him for his position as the Board of Directors’ Financial Expert. Mr. Munselle also receives $2,500 for each Board of Directors’ meeting during the year other than the annual meeting.

Termination of Employment and Change of Control Arrangement

There are no plans or arrangements for payment to officers or directors upon resignation or a change in control of the Registrant.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners and Managers

The table below sets forth the information indicated regarding ownership of the Registrant's common stock, $.01 par value, the only outstanding voting securities, as of April 15, 2025 with respect to: (i) any person who is known to the Registrant to be the owner of more than five percent of the Registrant's common stock; (ii) the common stock of the Registrant beneficially owned by each of the directors of the Registrant, and (iii) by all officers and directors as a group. Each person has sole investment and voting power with respect to the shares indicated, except as otherwise set forth in the footnotes to the table.

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

** Percentages are based upon 6,739,943 shares of Common Stock outstanding on April 15, 2025.

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

Certain Business Relationships

Certain officers, directors, and related parties including entities controlled by officers of the Company, engage in business transactions with the Company which were not the result of arms-length negotiations between independent parties. Accounts receivable and accounts payable contain $78,000 and $215,000, respectively, for the year ended December 31, 2022, relating to these transactions. Amounts for the years ended December 31, 2024 and 2023 were not material.

On October 1, 2008, Giant entered into an Administrative Services Agreement with the Company whereby Giant pays the Company $250 per month for the Company providing administrative services to Giant; this agreement was terminated in 2021. On October 1, 2008, the Company entered into an Administrative Services Agreement with Giant NRG Co., LP (“NRG”) a limited partnership with Chris Mazzini and Michelle Mazzini as limited partners. Under this agreement NRG pays a monthly fee of $1,500.00 to the Company in exchange for the Company providing certain administrative services to NRG. The Company has entered into a similar arrangement with Peveler Pipeline, LP ("Peveler"), a limited partnership in which Chris and Michelle Mazzini are limited partners, whereby Peveler pays the Company a monthly charge of $250.00 in exchange for the Company providing administrative services to Peveler. Peveler owns a pipeline gathering system servicing wells owned by NRG. The Company entered into a similar agreement with M-R Ventures, LLC (“MRV”) a limited liability company that operates some wells in Michigan, and that is owned by Chris and Michelle Mazzini. Pursuant to this agreement, MRV pays the Company a monthly fee in the amount of $500.00 for certain administrative services that the Company provides to MRV. The Company entered into a similar agreement with Reserve Royalty Co., LLC (“Reserve”) a limited liability company that holds some royalty interests, and that is owned by Chris and Michelle Mazzini. Pursuant to this agreement, Reserve pays the Company a monthly fee in the amount of $350.00 for certain administrative services that the Company provides to Reserve. The Company entered into a similar agreement with Prism Acquisitions, LP (“PAL”) a limited partnership that holds some non-operated oil and gas interests, and that is owned by Chris and Michelle Mazzini. Pursuant to this agreement, PAL pays the Company a monthly fee in the amount of $200.00 for certain administrative services that the Company provides to PAL See also Footnote 5 to the Financial Statements.

During the year ended December 31, 2022, the Company sold four properties to a related party for a sales price of $563,000 with the offset being an adjustment to the full cost pool. No gain or loss was recognized related to this transaction.

During the fourth quarter of 2022, the Company participated in the drilling of the Smead Heirs #2 well located in Gregg County, Texas, operated by NRG.

During the fourth quarter of 2021, the Company participated in the completion of the J Howe #1H well located in Madison County, Texas, operated by NRG.

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

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees for professional services rendered to Spindletop Oil & Gas Co. and Subsidiaries for the years 2024 and 2023 by accounting firm, Farmer, Fuqua, & Huff, P.C.

Type of Fees	2024	2023

Audit Fees	$58,040	$49,500
Audit Related Fees	1,290	821
Tax Fees	13,000	15,750
All other fees	—	—

Members of the Board of Directors (the "Board") fulfill the responsibilities of an audit committee and have established policies and Procedures for the approval and pre-approval of audit services and permitted non-audit services. The Board has the responsibility to engage and terminate Farmer, Fuqua, & Huff, P.C. an independent registered public accounting firm, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All the fees for 2024 and 2023 were pre-approved by the Board or were within the pre-approved guidelines for permitted non-audit services and fees established by the Board, and there were no instances of waiver of approved requirements or guidelines during the same periods.

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

Date: April 15, 2025

By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures
Principal Executive Officers	Capacity	Date

/s/ Chris Mazzini
	President, Director	April 15, 2025
Chris Mazzini	(Chief Executive Officer

/s/ Michelle Mazzini
	Vice President, Secretary,	April 15, 2025
Michelle Mazzini	Treasurer, Director

/s/ Ted R. Munselle
	Director	April 15, 2025
Ted R. Munselle

/s/ Robert E. Corbin	Principal Financial Officer	April 15, 2025
and Accounting Manager
Robert E. Corbin

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
Index to Consolidated Financial Statements and Schedules

Page

Report of Independent Registered Public Accounting Firm	49-51

Consolidated Balance Sheets - December 31, 2024 and 2023	52-53

Consolidated Statements of Operations for the years ended
December 31, 2024, 2023 and 2022	54

Consolidated Statements of Changes in Shareholders' Equity
for the years ended December 31, 2024, 2023 and 2022	55

Consolidated Statements of Cash Flows
for the years ended December 31, 2024, 2023 and 2022	56

Notes to Consolidated Financial Statements	57

Schedules for the years ended December 31, 2024, 2023 and 2022
II - Valuation and Qualifying Accounts	74
III - Real Estate and Accumulated Depreciation	76

All other schedules have been omitted because they are not applicable, not required, or the information has been supplied in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Spindletop Oil & Gas Co.

Opinion of the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Spindletop Oil & Gas Co. (A Texas Corporation) and subsidiaries as of December 31, 2024 and 2023, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for asset retirement obligations

At December 31, 2024, the asset retirement obligation (ARO) balance totaled $4,314,000. As further described in Note 2, the Company’s ARO primarily represents the estimated present value of the amount the Company will incur to plug, abandon, and remediate producing properties at the end of their productive lives, in accordance with applicable state laws. The Company determined its asset retirement obligation by calculating the present value of estimated cash flows related to the liability. The asset retirement obligation is recorded as a liability at its estimated present value at its inception, with an offsetting increase to producing properties. Periodic accretion of discount of the estimated liability is recorded as an expense in the statement of operations.

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

At December 31, 2024, the Company’s capitalized costs in the full cost pool were $725,000 net of amortization. The Company recorded amortization of $240,000 and no full-cost ceiling impairment was necessary. The Company reported a reserve value of $5,719,000 and $4,064,000, gross and net, respectively, of oil and natural gas properties as of December 31, 2024. The Company’s internal reserve engineer prepares the reserve report. Estimates of economically recoverable oil and natural gas properties depend on a number of factors and assumptions, including quantities of oil and natural gas that are ultimately recovered, the timing of the recovery of oil and natural gas reserves, the operating costs incurred, the amount of future development expenditures, and the price received for the production. The methodology used to prepare the report is in conformity with SEC guidelines. Information contained in the reserve report is used in the calculation of the asset retirement obligation. Estimated oil and natural gas reserves represent potential future revenue through production or sale of properties.

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

April 15, 2025

We are uncertain as to the year our predecessor firm began serving as the auditor of the Company’s consolidated financial statements; however, we are aware that we have been the Company’s auditor consecutively since at least 1995.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS

Current Assets
Cash and cash equivalents	$6,472,000	$6,868,000
Restricted cash	270,000	270,000
Accounts receivable	1,854,000	2,090,000
Income tax receivable	26,000	90,000
Total Current Assets	8,622,000	9,318,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	26,490,000	26,087,000
Rental equipment	465,000	465,000
Gas gathering system	115,000	115,000
Other property and equipment	479,000	479,000
	27,549,000	27,146,000
Accumulated depreciation and amortization	(26,586,000)	(26,300,000)
Total Property and Equipment	963,000	846,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,925,000	1,907,000
Accumulated depreciation	(1,304,000)	(1,232,000)
Total Real Estate Property	1,309,000	1,363,000

Other Assets
Deferred Income Tax Asset	102,000	40,000
Other long-term investments	16,575,000	16,575,000
Other	3,000	4,000
Total Other Assets	16,680,000	16,619,000
Total Assets	$27,574,000	$28,146,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$6,699,000	$6,542,000
Total Current Liabilities	6,699,000	6,542,000

Noncurrent Liabilities
Asset retirement obligation	4,314,000	4,414,000
Total Noncurrent Liabilities	4,314,000	4,414,000

Total Liabilities	11,013,000	10,956,000

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 6,739,943 outstanding at December 31, 2024 and 6,739,943 outstanding at December 31, 2023.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury stock, at cost	(1,919,000)	(1,919,000)
Retained earnings	17,460,000	18,089,000
Total Shareholders' Equity	16,561,000	17,190,000
Total Liabilities and Shareholders' Equity	$27,574,000	$28,146,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2024	2023	2022
Revenues
Oil and gas revenues	$3,659,000	$4,502,000	$7,775,000
Revenue from lease operations	168,000	156,000	183,000
Gas gathering, compression, equipment rental	122,000	120,000	89,000
Real estate rental income	255,000	270,000	245,000
Miscellaneous revenue	51,000	57,000	62,000
Total Revenues	4,255,000	5,105,000	8,354,000

Expenses
Lease operations	1,841,000	1,469,000	2,120,000
Production taxes, gathering and marketing	633,000	701,000	867,000
Pipeline and rental operations	19,000	54,000	21,000
Real estate operations	135,000	161,000	174,000
Depreciation and amortization	358,000	229,000	74,000
ARO accretion expense	100,000	509,000	2,014,000
General and administrative	2,944,000	2,970,000	3,126,000
Total Expenses	6,030,000	6,093,000	8,396,000
Income (Loss) from operations	(1,775,000)	(988,000)	(42,000)

Other Revenue and Expense
Interest income	957,000	761,000	142,000
Gain on sale of properties	—	104,000	1,531,000
Total Other Revenue and Expense	957,000	865,000	1,673,000

Income (loss) before income tax	(818,000)	(123,000)	1,631,000

Current income tax provision (benefit)	(127,000)	(9,000)	570,000
Deferred income tax provision (benefit)	(62,000)	(121,000)	392,000
Total income tax provision (benefit)	(189,000)	(130,000)	962,000
Net Income (Loss)	$(629,000)	$7,000	$669,000

Earnings (Loss) per Share of Common Stock
Basic and Diluted	$(0.09)	$—	$0.10

Weighted Average Shares Outstanding
Basic and Diluted	6,739,943	6,745,059	6,753,386

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
For the Years Ended December 31, 2024, 2023, and 2022

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings
Balance December 31, 2021	7,677,471	$77,000	$943,000	922,153	($1,874,000)	$17,413,000

Purchase of 5,000 shares of Common Stock as Treasury Stock	—	—	—	5,000	(15,000)	—

Net Income	—	—	—	—	—	669,000
Balance December 31, 2022	7,677,471	77,000	943,000	927,153	(1,889,000)	18,082,000

Purchase of 10,375 shares of Common Stock as Treasury Stock	—	—	—	10,375	(30,000)	—

Net Income	—	—	—	—	—	7,000
Balance December 31, 2023	7,677,471	77,000	943,000	937,528	(1,919,000)	18,089,000

Net Income	—	—	—	—	—	(629,000)
Balance December 31, 2024	7,677,471	$77,000	$943,000	937,528	$(1,919,000)	$17,460,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Cash Flows from Operating Activities
Net Income (Loss)	$(629,000)	$7,000	$669,000
Reconciliation of net Income (Loss) to net cash
provided by operating activities
Depreciation and amortization	358,000	229,000	74,000
Accretion of asset retirement obligation	100,000	509,000	2,014,000
Proceeds from sale of oil and gas properties	—	(104,000)	(1,531,000)
Changes in accounts receivable	236,000	110,000	904,000
Changes in income tax receivable	64,000	540,000	(180,000)
Changes in accounts payable and accrued liabilities	157,000	(317,000)	(742,000)
Changes in deferred Income tax asset	(62,000)	(40,000)	311,000
Changes in deferred Income tax payable	—	(81,000)	81,000
.	—	—	—
Net cash provided for operating activities	224,000	853,000	1,600,000

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development	(602,000)	(573,000)	703,000
Purchase of other property and equipment	—	(83,000)	(82,000)
Changes in other long-term investments	—	(7,000,000)	(634,000)
Proceeds from sale of oil and gas properties	—	104,000	1,531,000
Capitalized tenant improvements and broker fees	—	—	(279,000)
Capitalized tenant improvements and broker fees	(18,000)	—	—
Net cash provided (used) for Investing activities	(620,000)	(7,552,000)	1,239,000

Cash Flows from Financing Activities
Purchase of treasury stock	—	(30,000)	(15,000)
Net cash used for financing activities	—	(30,000)	(15,000)
(Decrease) in cash, cash equivalents, and restricted cash	(396,000)	(6,729,000)	2,824,000

Cash, cash equivalents, and restricted cash at beginning of period	7,138,000	13,867,000	11,043,000
Cash, cash equivalents, and restricted cash at end of period	$6,742,000	$7,138,000	$13,867,000

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

Allowance for Credit Losses

The Company provides an allowance for credit losses equal to the estimated uncollectible portion of accounts receivable. This estimate is based on historical collection experience and a review of the current status of accounts receivable.

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

Investments in Real Estate

All investments in real estate holdings are stated at cost or adjusted carrying value. ASC Topic 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, requires that a property be considered impaired if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. If impairment exists, an impairment loss is recognized by a charge against earnings equal to the amount by which the carrying amount of the property exceeds fair market value less cost to sell the property. If impairment of a property is recognized, the carrying amount of the property is reduced by the amount of the impairment, and a new cost for the property is established. Depreciation is provided over the properties estimated remaining useful life. There was no charge to earnings during 2024, 2023, or 2022 due to impairment of real estate holdings.

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

The following table reflects the changes of the asset retirement obligations during the periods ending December 31.

	2024	2023

Carrying amount of asset retirement obligation	$4,414,000	$3,654,000
Liabilities added	400,000	565,000
Liabilities divested or settled	(600,000)	(314,000)
Current period accretion expenses	100,000	509,000
Carrying amount as of December 31,	$4,314,000	$4,414,000

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

Recently Issued Accounting Pronouncements

There are no new accounting pronouncements that were issued to be effective in 2024 or subsequent thereto that would have a material impact on the Company’s financial reporting.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation on the consolidated balance sheet, consolidated statement of operations, and consolidated statements of cash flows.

Subsequent Events

The Company has evaluated subsequent events through the issuance date of April 15, 2025.

3. ACCOUNTS RECEIVABLE

	December 31,
	2024	2023

Trade	$21,000	$18,000
Accrued receivables	1,885,000	2,087,000
	1,906,000	2,105,000
Less: Allowance for losses	(52,000)	(15,000)
	$1,854,000	$2,090,000

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

4. ACCOUNTS PAYABLE

	December 31,
	2024	2023

Trade payables	$1,970,000	$1,834,000
Production proceeds payable	3,392,000	3,371,000
Prepaid drilling costs	1,337,000	1,337,000
	$6,699,000	$6,542,000

5. RELATED PARTY TRANSACTIONS

Certain officers, directors, and related parties including entities controlled by officers of the Company, engage in business transactions with the Company which were not the result of arms-length negotiations between independent parties. Accounts receivable and accounts payable contain $78,000 and $215,000, respectively, for the year ended December 31, 2022, relating to these transactions. Amounts for the years ended December 31, 2024 and 2023 were not material.

On October 1, 2008, Giant entered into an Administrative Services Agreement with the Company whereby Giant pays the Company $250 per month for the Company providing administrative services to Giant; this agreement was terminated in 2021. On October 1, 2008, the Company entered into an Administrative Services Agreement with Giant NRG Co., LP (“NRG”) a limited partnership with Chris Mazzini and Michelle Mazzini as limited partners. Under this agreement NRG pays a monthly fee of $1,500.00 to the Company in exchange for the Company providing certain administrative services to NRG. The Company has entered into a similar arrangement with Peveler Pipeline, LP ("Peveler"), a limited partnership in which Chris and Michelle Mazzini are limited partners, whereby Peveler pays the Company a monthly charge of $250.00 in exchange for the Company providing administrative services to Peveler. Peveler owns a pipeline gathering system servicing wells owned by NRG. The Company entered into a similar agreement with M-R Ventures, LLC (“MRV”) a limited liability company that operates some wells in Michigan, and that is owned by Chris and Michelle Mazzini. Pursuant to this agreement, MRV pays the Company a monthly fee in the amount of $500.00 for certain administrative services that the Company provides to MRV. The Company entered into a similar agreement with Reserve Royalty Co., LLC (“Reserve”) a limited liability company that holds some royalty interests, and that is owned by Chris and Michelle Mazzini. Pursuant to this agreement, Reserve pays the Company a monthly fee in the amount of $350.00 for certain administrative services that the Company provides to Reserve. The Company entered into a similar agreement with Prism Acquisitions, LP (“PAL”) a limited partnership that holds some non-operated oil and gas interests, and that is owned by Chris and Michelle Mazzini. Pursuant to this agreement, PAL pays the Company a monthly fee in the amount of $200.00 for certain administrative services that the Company provides to PAL See also Footnote 5 to the Financial Statements.

During the year ended December 31, 2022, the Company sold four properties to a related party for a sales price of $563,000 with the offset being an adjustment to the full cost pool. No gain or loss was recognized related to this transaction.

During the fourth quarter of 2022, the Company participated in the drilling of the Smead Heirs #2 well located in Gregg County, Texas, operated by NRG.

During the fourth quarter of 2021, the Company participated in the completion of the J Howe #1H well located in Madison County, Texas, operated by NRG.

6. COMMON STOCK

Effective January 1, 2006, the Company adopted ASC Topic 718-10, "Share-Based Payment". ASC Topic 718-10 requires compensation costs related to share-based payments to be recognized in the income statement over the requisite service period. The amount of compensation cost is to be measured based on the grant date fair value of the instrument issued. ASC Topic 718-10 is effective for awards granted or modified after the date of adoption and for awards granted prior to that date that have not vested. ASC Topic 718-10 does not materially change the Company's existing accounting practices, or the amount of share-based compensation recognized in earnings.

During the three-year period ending December 31, 2024, the Company did not issue any compensation related to share-based payments.

The Company has not approved nor authorized any standing repurchase program for its common stock.

During the three-year period ending December 31, 2024, the Company made the following repurchase of its common stock:

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

Income tax differed from the amounts computed by applying an effective United States federal income tax rate of 21% to pretax income in 2024, 2023, and 2022.

	2024	2023	2022
Computed expected tax expense (benefit)	$(172,000)	$(48,000)	$21,000

Miscellaneous timing differences
related to book and tax depletion differences
and the expensing of intangible drilling costs.	45,000	17,000	153,000
NOL Carryforward	—	—	—
Gain on sale of oil and gas properties'	—	22,000	396,000
Correction of prior year estimate	—	—	—

Expected Federal income tax expense (benefit)	$(127,000)	$(9,000)	$570,000

Income tax expense (benefit) for the years ended December 31, 2024, 2023, and 2022.

	2024	2023	2022
Federal income taxes (benefit)	$(127,000)	$(9,000)	$570,000
State income taxes	—	—	—
Current income tax provision (benefit)	$(127,000)	$(9,000)	$570,000

Deferred income taxes reflect the effects of temporary differences between the tax bases of assets and liabilities and the reported amounts of those assets and liabilities for financial reporting purposes. Deferred income taxes also reflect the value of investment tax credits and an offsetting valuation allowance. The Company's total deferred tax assets and corresponding valuation allowance at December 31, 2024 and 2023 consisted of the following:

The Company's estimate does not reflect effects of any state tax law changes and uncertainties regarding interpretations that may arise as a result of federal tax reform.

	December 31,
	2024	2023
Deferred tax assets
Depletion and amortization	333,000	273,000
Depreciation	52,000	33,000
Total deferred tax assets	385,000	306,000

Deferred tax liabilities
Intangible drilling costs	(283,000)	(266,000)
Depreciation	—	—
Total deferred tax liability	(283,000)	(266,000)
Net deferred income tax asset (payable)	$102,000	$40,000

8. CASH FLOW INFORMATION

The Company does not consider any of its assets, other than cash and certificates of deposit shown as cash on the balance sheet, to meet the definition of a cash equivalent.

Net cash provided by operating activities includes cash payments for the following:

	2024	2023	2022

Income taxes	$—	$—	$750,000

Excluded from the Consolidated Statements of Cash Flows were the effects of certain non-cash investing and financing activities, as follows:

	2024	2023	2022
Addition (Reduction) of oil & gas
properties by recognitions of
asset retirement obligation	$(200,000)	$(251,000)	$(285,000)
	$(200,000)	$(251,000)	$(285,000)

	2024	2023	2022
Proceeds from sales of oil and gas properties	$—	$104,000	$1,531,000
Less:
Qualified Intermediary accounts receivable	—	—	—
	$—	$104,000	$1,531,000

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

As of December 31, 2024, the Company had approximately $4,070,000 in checking and money market accounts at one bank, $1,098,000 at a second bank, $902,000, 664,000, and $323,000 invested at three other banks. The Company also had approximately $850,000 in long-term certificates of deposit invested at these banks. Cash amounts on deposit at these institutions exceeded current per account FDIC protection limits by approximately $1,109,000.

Most of the Company's business activity is located in Texas. Accounts receivable as of December 31, 2024, and 2023, are due from both individual and institutional owners of joint interests in oil and gas wells as well as purchasers of oil and natural gas. A portion of the Company's ability to collect these receivables is dependent upon revenues generated from sales of oil and natural gas produced by the related wells.

11. FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments at December 31, 2024 and 2023 follows:

	2024		2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash	$6,472,000	$6,472,000	$6,868,000	$6,868,000
Restricted cash	270,000	270,000	270,000	270,000
Long-term investments	16,575,000	16,575,000	16,575,000	16,575,000
Accounts receivable	1,854,000	1,854,000	2,090,000	2,090,000

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

As of December 31, 2024, the Company has acquired bonds and letters of credit issued in favor of various state regulatory agencies as mandated by state law in order to comply with financial assurance regulations required to perform oil and gas operations within the various state jurisdictions.

The Company has seven $5,000 single-well bonds totaling $35,000 and one $10,000 single well bond with an insurance company, for wells the Company operates in Alabama.  The $5,000 bonds are written for a three-year period and have expiration dates of August 1, 2025.   The $10,000 bond is written for a one-year period and expired February 16, 2024.  Subsequent to year-end, this bond has been extended through February 16, 2026.

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

The Company has eight additional letters of credit from one bank issued for the benefit of various state agencies in Texas and New Mexico ranging from $25,000 to $300,000 totaling $575,000. These letters of credit are secured by long-term certificates of deposit at the bank.

On July 23, 2020, a subsidiary of the Company received notice of a lawsuit filed in Claiborne Parish, Louisiana against the Company’s subsidiary and numerous other oil and gas companies alleging a pollution claim for properties operated by the defendants in Louisiana, and the Company’s subsidiary filed an answer. The Plaintiffs filed a First Supplemental and Amending Petition for Damages on January 21, 2021. This litigation was dismissed without prejudice as to the Company’s subsidiary on the plaintiff’s motion, by Order of Dismissal dated February 20, 2025.

On December 11, 2024, a subsidiary of the Company received notice of a new lawsuit filed in LaFourche Parish, Louisiana against one of the Company’s subsidiaries and numerous other oil and gas companies alleging pollution claims for properties operated by defendants in Louisiana and the Company’s subsidiary filed an answer. The litigation is in the early stages. Management is assessing the lawsuit, and it will have regular litigation reviews, including updates from corporate and outside counsel, to assess the need for accounting recognition or disclosure of contingencies for litigation. The Company plans to defend its subsidiary vigorously in this matter.

13. ADDITIONAL OPERATIONS AND BALANCE SHEET INFORMATION

Certain information about the Company's operations for the years ended December 31, 2024, 2023 and 2022 follows.

Dependence on Purchasers and Operators

The following is a summary of a partial list of purchasers / operators (listed by percent of total oil and natural gas sales) from oil and natural gas produced by the Company for the three-year period ended December 31, 2024. The Company made sales of oil and natural gas to approximately 81 different purchasers / operators during 2024.

Purchaser / Operator	2024	2023	2022
Energy Transfer Crude Marketing, LLC	18%	17%	14%
Enlink Gas Marketing, LTD.	9%	11%	9%
Giant NRG Co., LP	7%	6%	12%
Bedrock Energy Partners	6%	7%	10%

Oil and natural gas production is sold to many different purchasers/operators under market sensitive, short-term contracts.

Except as set forth above, there are no other purchasers/operators of the Company’s oil and natural gas production that individually accounted for more than five percent (5%) of the Company's oil and natural gas revenues during the three years ended December 31, 2024.

The Company currently has no hedged contracts.

Certain revenues, costs and expenses related to the Company's oil and gas operations are as follows:

	Year Ended December 31,
	2024	2023	2022
Capitalized costs relating to oil and gas
producing activities:
Unproved properties	$1,822,000	$1,876,000	$1,876,000
Proved properties	24,581,000	23,973,000	23,445,000
Total capitalized costs	26,403,000	25,849,000	25,321,000
Accumulated amortization	(25,678,000)	(25,438,000)	(25,304,000)
Total capitalized costs, net	$725,000	$411,000	$17,000

	Year Ended December 31,
	2024	2023	2022
Costs incurred in oil and gas property
acquisitions, exploration and development:
Acquisition of properties	$—	$—	$—
Development costs	298,000	565,000	214,000
Total costs incurred	$298,000	$565,000	$214,000

	Year Ended December 31,
	2024	2023	2022
Results of operations from producing activities:
Sales of oil and gas	$3,659,000	$4,502,000	$7,775,000

Production costs	2,473,000	2,170,000	2,987,000
Amortization of oil and gas properties	240,000	134,000	—
Total production costs	2,713,000	2,304,000	2,987,000
Total net revenue	$946,000	$2,198,000	$4,788,000

	Year Ended December 31,
	2024	2023	2022
Sales price per equivalent Mcf	$5.16	$5.56	$8.97
Production costs per equivalent Mcf	$3.49	$2.69	$3.45
Amortization per equivalent Mcf	$0.34	$0.20	$—

	Year Ended December 31,
	2024	2023	2022
Results of operations from gas gathering
and equipment rental activities:
Revenue	$122,000	$120,000	$89,000
Operating expenses	19,000	54,000	21,000
Depreciation	3,000	4,000	1,000
Total costs	22,000	58,000	22,000
Total net revenue	$100,000	$62,000	$67,000

14. BUSINESS SEGMENTS

The Company's three business segments are (1) oil and gas exploration, acquisition, production, and operations, (2) transportation and compression of natural gas, and (3) commercial real estate investment. Management has chosen to organize the Company into three segments based on the products or services provided. The following is a summary of selected information for these segments for the three-year period ended December 31, 2024:

	Year Ended December 31,
	2024	2023	2022
Revenues: (1)
Oil and gas exploration, production	$3,827,000	$4,658,000	$7,958,000
and operations
Gas gathering, compression and	122,000	120,000	89,000
equipment rental
Real estate rental	255,000	270,000	245,000
	$4,204,000	$5,048,000	$8,292,000

	Year Ended December 31,
	2024	2023	2022
Depreciation, depletion, and
amortization expense:
Oil and gas exploration, production	$283,000	$155,000	$17,000
and operations
Impairment of oil and gas assets	—	—	—
Gas gathering, compression and	3,000	4,000	1,000
equipment rental
Real estate rental	72,000	70,000	56,000
	$358,000	$229,000	$74,000

	Year Ended December 31,
	2024	2023	2022
Income (loss) from operations:
Oil and gas exploration, production	$970,000	$1,824,000	$2,940,000
and operations
Gas gathering, compression and	100,000	62,000	67,000
equipment rental
Real estate rental	48,000	39,000	15,000
	1,118,000	1,925,000	3,022,000
Corporate and other (2)	(1,747,000)	(1,918,000)	(2,353,000)
Consolidated net income (loss)	$(629,000)	$7,000	$669,000

	Year Ended December 31,
	2024	2023	2022
Identifiable assets net of DDA:
Oil and gas exploration, production
and operations	$897,000	$777,000	$83,000
Gas gathering, compression and
equipment rental	50,000	53,000	4,000
Real estate rental	1,309,000	1,363,000	1,428,000
	2,256,000	2,193,000	1,515,000
Corporate and other (3)	25,318,000	25,953,000	26,292,000
Consolidated total assets	$27,574,000	$28,146,000	$27,807,000

Note (1): All reported revenues are from external customers.

Note (2): Corporate and other includes general and administrative expenses, other non-operating income and expense and income taxes.

Note (3): Corporate and other includes cash, accounts and notes receivable, inventory, other property and equipment and intangible assets.

15. SUPPLEMENTARY INCOME STATEMENT INFORMATION

The following items were charged directly to expense:

	Year Ended December 31,
	2024	2023	2022
Maintenance and repairs	$19,000	$54,000	$18,000
Production taxes	154,000	208,000	451,000
Taxes, other than payroll and income taxes	22,000	20,000	(45,000)

16. QUARTERLY DATA (UNAUDITED)

The table below reflects selected quarterly information for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31, 2024
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$1,021,000	$1,116,000	$888,000	1,230,000
Expense	(1,167,000)	(1,561,000)	(1,081,000)	(2,221,000)
Operating income (loss)	(146,000)	(445,000)	(193,000)	(991,000)
Other revenues	227,000	243,000	251,000	236,000
Net income (loss)	81,000	(202,000)	58,000	(755,000)
Current tax (provision) benefit	(4,000)	60,000	9,000	62,000
Deferred tax (provision) benefit	1,000	2,000	79,000	(20,000)
Net income (loss)	$78,000	$(140,000)	$146,000	$(713,000)
Earnings (loss) per share of
common stock
Basic and diluted	$0.01	$(0.02)	$0.02	$(0.10)

	Year Ended December 31, 2023
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$1,167,000	$1,054,000	$1,674,000	1,210,000
Expense	(1,514,000)	(1,125,000)	(1,273,000)	(2,181,000)
Operating income (loss)	(347,000)	(71,000)	401,000	(971,000)
Other revenues	229,000	199,000	209,000	228,000
Net income (loss)	(118,000)	128,000	610,000	(743,000)
Current tax (provision) benefit	—	(17,000)	(44,000)	70,000
Deferred tax (provision) benefit	21,000	14,000	11,000	75,000
Net income (loss)	$(97,000)	$125,000	$577,000	$(598,000)
Earnings (loss) per share of
common stock
Basic and diluted	$(0.01)	$0.02	$0.09	$(0.10)

	Year Ended December 31, 2022

Revenue	$1,824,000	$2,675,000	$2,012,000	$1,843,000
Expense	(1,215,000)	(1,330,000)	(1,386,000)	(4,465,000)
Operating income (loss)	609,000	1,345,000	626,000	(2,622,000)
Other revenues	—	—	1,531,000	142,000
Net income (loss)	609,000	1,345,000	2,157,000	(2,480,000)
Current tax (provision) benefit	(60,000)	(176,000)	(416,000)	82,000
Deferred tax (provision) benefit	(40,000)	(77,000)	(48,000)	(227,000)
Net income (loss)	$509,000	$1,092,000	$1,693,000	$(2,625,000)
Earnings (loss) per share of
common stock
Basic and diluted	$0.08	$0.16	$0.25	$(0.39)

17. SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

The Company’s net proved oil and natural gas reserves as of December 31, 2024, 2023, and 2022, have been estimated by Company personnel.

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

The following reserve estimates were based on existing economic and operating conditions. Oil and natural gas prices for 2024, 2023, and 2022 were calculated using a 12-month average price, calculated as the un-weighted arithmetic average of the first-day-of-the month price for each month of each year. Operating costs, production and ad valorem taxes and future development costs were based on current costs with no escalation.

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

Changes in Estimated Quantities of Proved Oil and Gas Reserves (Unaudited):

Quantities of Proved Reserves:	Crude Oil Bbls	Natural Gas Mcf
Balance December 31, 2021	186,690	5,183,730
Sales of reserves in place	—	(49,820)
Acquired properties	702	—
Extensions and discoveries	1,041	1,231
Revisions of previous estimates *	5,105	(356,195)
Production	(35,698)	(652,786)
Balance December 31, 2022	157,840	4,126,160
Sales of reserves in place	—	—
Acquired properties	554	—
Extensions and discoveries	6,920	37,550
Revisions of previous estimates *	8,078	(1,907,371)
Production	(33,522)	(608,499)
Balance December 31, 2023	139,870	1,647,840
Sales of reserves in place	—	—
Acquired properties	480	224,730
Extensions and discoveries	4,400	41,300
Revisions of previous estimates *	12,326	289,053
Production	(28,336)	(538,803)
Balance December 31, 2024	128,740	1,664,120

* May also include divestitures, not only changes in engineering.

Proved Developed Reserves:
Balance December 31, 2022	157,840	4,126,160
Balance December 31, 2023	139,870	1,647,840
Balance December 31, 2024	128,740	1,664,120

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Natural Gas Reserves (Unaudited).

The Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Natural Gas Reserves ("Standardized Measures") does not purport to present the fair market value of a company's oil and gas properties. An estimate of such value should consider, among other factors, anticipated future prices of oil and natural gas, the probability of recoveries in excess of existing proved reserves, the value of probable reserves and acreage prospects, and perhaps different discount rates. It should be noted that estimates of reserve quantities, especially from new discoveries, are inherently imprecise and subject to substantial revision. Reserve estimates were prepared in accordance with standard Security and Exchange Commission guidelines. The future net cash flow for 2024, 2023, and 2022, was computed using a 12-month average price, calculated as the un-weighted arithmetic average of the first-day-of-the month price for each month of the year. Lease operating costs, compression, dehydration, transportation, ad valorem taxes, severance taxes, and federal income taxes were deducted. Costs and prices were held constant and were not escalated over the life of the properties. No deduction has been made for interest. The annual discount of estimated future cash flows is defined, for use herein, as future cash flows discounted at 10% per year, over the expected period of realization.

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

Standardized measure of discounted future net cash flows related to proved reserves:

	Year Ended December 31,
	2024	2023	2022
Future production revenue	$13,693,000	$15,188,000	$38,697,000
Future development costs	—	—	—
Future production costs	(7,974,000)	(8,294,000)	(18,293,000)
Future net cash flow before Federal income taxes	5,719,000	6,894,000	20,404,000
Future income taxes	(858,000)	(1,034,000)	(3,061,000)
Future net cash flows	4,861,000	5,860,000	17,343,000
Effect of 10% annual discounting	(797,000)	(1,041,000)	(3,878,000)
Standardized measure of discounted cash flows	$4,064,000	$4,819,000	$13,465,000

Changes in the standardized measure of discounted future net cash flows:

	Year Ended December 31,
	2024	2023	2022
Beginning of the year	$4,819,000	$13,465,000	$10,478,000
Sales of oil and gas, net of production costs	(1,144,000)	(2,219,000)	(4,556,000)
Net changes in prices and production costs	(398,000)	(6,996,000)	5,983,000
Extensions, discoveries, additions less related costs	177,000	330,000	109,000
Development costs incurred	86,000	538,000	153,000
Revisions of previous quantity estimates	307,000	(885,000)	3,637,000
Net change in purchase and sales of minerals in place	106,000	1,000	(68,000)
Accretion of discount	482,000	1,347,000	1,048,000
Net change in income taxes	43,000	(76,000)	(577,000)
Other	(414,000)	(686,000)	(2,742,000)
End of year	$4,064,000	$4,819,000	$13,465,000

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022

SCHEDULE I I

	Balance	Costs & Expenses	Deductions	Ending Balance
Allowance for credit losses

December 31, 2024	$15,000	$37,000	$—	$52,000

December 31, 2023	$15,000	$—	$—	$15,000

December 31, 2022	$15,000	$—	$—	$15,000

SCHEDULE III

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION

Initial Cost to Corporation					Total Cost
Description		Encumbrances	Land	Buildings	Subsequent to Acquisition

Two story multi-tenant garden office building with sub-grade parking garage located in Dallas, Texas		(b)	$ 688,000	$ 1,298,000	$ 628,000

Gross amounts at which carried at close of year

Land	Buildings	Total	Accumulated Depreciation	Life on which Depreciation Calculated	Date Acquired

$ 688,000	$1,926,000	$ 2,614,000	$ 1,304,000	(a)	12/27/2004

Notes to Schedule III

(a) See Footnote 2 to the Financial Statements outlining depreciation methods and lives.

(b) None

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

(c) The reconciliation for investments in real estate and accumulated depreciation for the years ended December 31, 2024 are as follows
	Investments in Real Estate	Accumulated Depreciation
Balance, December 31, 2021	2,312,000	1,102,000
Acquisitions	279,000
Depreciation expense		61,000
Balance, December 31, 2022	2,591,000	1,163,000
Acquisitions	4,000
Depreciation expense		69,000
Balance, December 31, 2023	2,595,000	1,232,000
Acquisitions	19,000
Depreciation expense		72,000
Balance, December 31, 2024	2,614,000	1,304,000