Form 10-Q
period 2025-03-31
SPINDLETOP OIL & GAS CO
filed 2025-05-20
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value	6,739,943
(Class)	(Outstanding at May 20, 2025)

DOCUMENTS INCORPORATED BY REFERENCE

None

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

FORM 10-Q
For the quarter ended March 31, 2025

Index to Consolidated Financial Statements and Schedules

Part I – Financial Information:	Page

Item 1. – Financial Statements

Consolidated Balance Sheets
March 31, 2025 (Unaudited) and December 31, 2024	4 - 5

Consolidated Statements of Operations (Unaudited)	6
Three Months Ended March 31, 2025 and 2024

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)	7
Three Months Ended March 31, 2025 and 2024

Consolidated Statements of Cash Flow (Unaudited)
Three Months Ended March 31, 2025 and 2024	8

Notes to Consolidated Financial Statements	9

Item 2. – Management’s Discussion and Analysis of Financial
Condition and Results of Operations	10

Item 4. – Controls and Procedures	14

Part II – Other Information:

Item 5. – Other Information	16

Item 6. – Exhibits	17

Part I - Financial Information

Item 1. - Financial Statements

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
ASSETS

Current Assets
Cash and cash equivalents	$7,593,000	$6,472,000
Restricted cash	270,000	270,000
Accounts receivable	2,132,000	1,854,000
Income tax receivable	13,000	26,000
Total Current Assets	10,008,000	8,622,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	26,666,000	26,490,000
Rental equipment	465,000	465,000
Gas gathering system	115,000	115,000
Other property and equipment	479,000	479,000
	27,725,000	27,549,000
Accumulated depreciation and amortization	(26,615,000)	(26,586,000)
Total Property and Equipment	1,110,000	963,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,925,000	1,925,000
Accumulated depreciation	(1,321,000)	(1,304,000)
Total Real Estate Property	1,292,000	1,309,000

Other Assets
Deferred Income Tax Asset	98,000	102,000
Other long-term investments	15,550,000	16,575,000
Other	3,000	3,000
Total Other Assets	15,651,000	16,680,000
Total Assets	$28,061,000	$27,574,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$7,036,000	$6,699,000
Total Current Liabilities	7,036,000	6,699,000

Noncurrent Liabilities
Asset retirement obligation	4,314,000	4,314,000
Total Noncurrent Liabilities	4,314,000	4,314,000

Total Liabilities	11,350,000	11,013,000

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 6,739,943 outstanding at March 31, 2025 and 6,739,943 outstanding at December 31, 2023.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury stock, at cost	(1,919,000)	(1,919,000)
Retained earnings	17,610,000	17,460,000
Total Shareholders' Equity	16,711,000	16,561,000
Total Liabilities and Shareholders' Equity	$28,061,000	$27,574,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended ,
	March 31 ,	March 31 ,
	2025	2024
Revenues
Oil and gas revenues	$1,052,000	$892,000
Revenue from lease operations	43,000	40,000
Gas gathering, compression, equipment rental	18,000	16,000
Real estate rental income	71,000	61,000
Other	11,000	12,000
Total Revenues	1,195,000	1,021,000

Expenses
Lease operations	290,000	209,000
Production taxes, gathering and marketing	141,000	134,000
Pipeline and rental operations	13,000	6,000
Real estate operations	25,000	16,000
Depreciation and amortization	46,000	38,000
ARO accretion expense	—	100,000
General and administrative	721,000	664,000
Total Expenses	1,236,000	1,167,000
(Loss) from operations	(41,000)	(146,000)

Other Revenue
Interest Income	208,000	227,000
Total Other Revenue and Expense	208,000	227,000
Income before income tax	167,000	81,000

Current income tax provision	13,000	4,000
Deferred income tax provision (benefit)	4,000	(1,000)
Total income tax provision	17,000	3,000
Net Income	$150,000	$78,000

Earnings per Share of Common Stock
Basic and diluted	$0.02	$0.01

Weighted Average Shares Outstanding
Basic and diluted	6,739,943	6,739,943

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Three Months Ended March 31, 2025 and March 31, 2024
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings

Balance December 31, 2024	7,677,471	$77,000	$943,000	937,528	$(1,919,000)	$17,460,000

Net Income	—	—	—	—	—	150,000
Balance March 31, 2025	7,677,471	77,000	$943,000	937,528	$(1,919,000)	$17,610,000

Balance December 31, 2023	7,677,471	77,000	$943,000	937,528	$(1,919,000)	$18,089,000

Net (Loss)	—	—	—	—	—	78,000
Balance March 31, 2024	7,677,471	77,000	$943,000	937,528	$(1,919,000)	$18,167,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended

	March 31,	March 31,
	2025	2024
Cash Flows from Operating Activities
Net Income	$150,000	$78,000
Reconciliation of net Income to net cash
provided by operating activities
Depreciation and amortization	46,000	38,000
Accretion of asset retirement obligation	—	100,000
Proceeds from sale of oil and gas properties	—	—
Changes in accounts receivable	(278,000)	37,000
Changes in income tax receivable	13,000	4,000
Changes in accounts payable and accrued liabilities	337,000	125,000
Changes in deferred Income tax asset	4,000	(1,000)
Changes in deferred Income tax payable	—	—
Net cash provided for operating activities	272,000	381,000

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development	(176,000)	(9,000)
Changes in other long-term investments	1,025,000	25,000
Proceeds from sale of oil and gas properties	—	—
Capitalized tenant improvements and broker fees	—	—
Net cash provided (used) for Investing activities	849,000	16,000

Cash Flows from Financing Activities
Purchase of treasury stock	—	—
Net cash used for financing activities	—	—
Increase in cash, cash equivalents, and restricted cash	1,121,000	397,000

Cash, cash equivalents, and restricted cash at beginning of period	6,742,000	7,138,000
Cash, cash equivalents, and restricted cash at end of period	$7,863,000	$7,535,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND ORGANIZATION

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended December 31, 2024, for further information.

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

Subsequent Events

The Company has evaluated subsequent events through May 20, 2025, the date on which the financial statements were available to be issued.

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

Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the factors listed and described at Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been changes to the risk factors previously described in the Company’s Form 10-K. for the fiscal year ended December 31, 2024 (the “Form 10-K”), including significant global economic and pandemic factors occurring during 2024 and continuing into 2025 which are described in the following paragraphs.

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

here could be adverse legislation which if passed, would significantly curtail our ability to attract investors and raise capital. Proposed changes in the Federal income tax laws which would eliminate or reduce the percentage depletion deduction and the deduction for intangible drilling and development costs for small independent producers, will significantly reduce the investment capital available to those in the industry as well as our Company. Lengthening the time to expense seismic costs will also have an adverse effect on our ability to explore and find new reserves.

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

Results of Operations

Three months ended March 31, 2025, compared to the three months ended March 31, 2024

Oil and gas revenues for the first three months of 2025 were $1,052,000, as compared to $892,000 for the same period in 2024 an increase of approximately $160,000 or 17.9%, due primarily to higher gas production and higher natural gas prices between years.

Oil sales for the first three months of 2025 were approximately $533,000 compared to approximately $594,000 for the first three months of 2024, a decrease of approximately $61,000 or 10.3%. Oil sales volumes for the first three months of 2025 were approximately 6,734 bbls, compared to approximately 7,478 bbls during the same period in 2024, a decrease of approximately 744 bbls, or 10.0%,

Average oil prices received were $72.85 per bbl in the first three months of 2025 compared to $72.96 per bbl in the first three months of 2024, a decrease of approximately $0.11 per bbl or 0.15%.

Natural gas revenues for the first three months of 2025 were $519,000 compared to $298,000 for the same period in 2024, an increase of approximately $221,000 or 74.2%. Natural gas sales volumes for the first three months of 2025 were approximately 145,000 mcf compared to approximately 109,000 mcf during the first three months of 2024, an increase of approximately 36,000 mcf or 33.0%.

Average gross natural gas prices received were $3.58 per mcf in the first three months of 2025 as compared to $2.73 per mcf in the same time period in 2024, an increase of approximately $0.85 per mcf or 31.1%..

Revenues from lease operations were $43,000 in the first three months of 2025 compared to $40,000 in the first three months of 2024, an increase of approximately $3,000 or 7.5%. Revenues from lease operations are derived from field supervision charged to operated leases along with operator overhead charged to operated leases.

Revenues from gas gathering, compression and equipment rental for the first three months of 2025 were $18,000 compared to $16,000 for the same period in 2024, an increase of approximately $2,000 or 12.5%. These revenues are derived from gas volumes produced and transported through the Company owned gas gathering systems.

Real estate revenue was approximately $71,000 during the first three months of 2025 compared to $61,000 for the first three months of 2024, an increase of approximately $10,000, or 16.4%.

Interest income was $208,000 during the first three months of 2025 as compared to $227,000 during the same period in 2024, a decrease of approximately $19,000 or 8.4%. Interest income is due to the Company investing its funds in both long-term and short-term certificates of deposit accounts paying higher rates of interest than those received in money market accounts.

Other revenues for the first three months of 2025 were $11,000 as compared to $12,000 for the same period in 2024, a decrease of approximately $1,000 or 8.3%.

Lease operating expenses in the first three months of 2025 were approximately $290,000 as compared to $209,000 in the first three months of 2024, a net increase of approximately $81,000, or 38.8%.

Production taxes, gathering and marketing expenses in the first three months of 2025 were approximately $141,000 as compared to $134,000 for the first three months of 2024, an increase of approximately $7,000 or 5.2%.

Pipeline and rental expenses for the first/ three months of 2025 were $13,000 compared to $6,000 for the same time period in 2024, an increase of $7,000 or 116.7%.

Real estate expenses in the first three months of 2025 were approximately $25,000 compared to $16,000 during the same period in 2024, an increase of approximately $9,000 or 56.3%.

.

Depreciation, depletion, and amortization expenses for the first three months of 2025 were $46,000 as compared to $38,000 for the same period in 2024, an increase of $8,000, or 21.1%. Amortization of the amount for the full cost pool for the first three months of 2025 was $17,000 compared to $14,000 for the same period of 2024. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31,2024. This re-evaluated reserve base was reduced for oil and gas reserves that were produced or sold during the first three months of 2025 and adjusted for newly acquired reserves or for changes in estimated production curves and future price assumptions. A year-to-date depletion rate of 2.266% for the three months ended 2025 was applied to the Company’s full cost pool of un-depleted capitalized oil and natural gas properties compared to a year-to-date rate of 5.831% for the same period in 2024.

There was no additional adjustment to Asset Retirement Obligation (“ARO”) expense for the first three months of 2025 as compared to an adjustment of approximately $100,000 for the same period in 2024, a decrease of approximately $100,000. The ARO expense is calculated to be the discounted present value of the estimated future cost to plug and abandon the Company’s wells.

General and administrative expenses for the first three months of 2025 were approximately $721,000 as compared to approximately $664,000 for the same period of 2024, an increase of approximately $57,000 or 8.6%.

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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2025, that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

Part II - Other Information

Item 1. – Legal Proceedings

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

Item 1A. - Risk Factors

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

Item 5. – Other Information

Oklahoma

During the first quarter of 2025, the Company participated in the drilling of a new horizontal well in Major County, OK, targeting the Mississippian Lime. The Fort 22.27-H well was spud on 2/28/2025 and was drilled to an approximate true vertical depth (TVD) of 9,250 ft and a measured depth of 14,444 ft. The well was cased on 4/01/2025 and is currently awaiting completion. The Company owns a 2.34375% non-operated working interest with a 2.0039% net revenue interest.

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

SPINDLETOP OIL & GAS CO.
(Registrant)

Date: May 20, 2025	By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

Date: May 20, 2025	By:/s/ Michelle H. Mazzini
Michelle H. Mazzini
Vice President, Secretary

Date: May 20, 2025	By:/s/ Robert E. Corbin
Robert E. Corbin
Principal Financial Officer and
Accounting Manger