Form 10-Q
period 2025-06-30
SPINDLETOP OIL & GAS CO
filed 2025-08-19
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value	6,598,370
(Class)	(Outstanding at August 19, 2025)

DOCUMENTS INCORPORATED BY REFERENCE

None

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

FORM 10-Q
For the quarter ended June 30, 2025

Index to Consolidated Financial Statements and Schedules

Part I – Financial Information:	Page

Item 1. – Financial Statements

Consolidated Balance Sheets
June 30, 2025 (Unaudited) and December 31, 2024	4 - 5

Consolidated Statements of Operations (Unaudited)	6
Six Months Ended June 30, 2025 and 2024 Three Months Ended June 30, 2025 and 2024

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)	7
Six Months Ended June 30, 2025 and 2024
Three Months Ended June 30, 2025 and 2024

Consolidated Statements of Cash Flow (Unaudited)
Six Months Ended June 30, 2025 and 2024	8

Notes to Consolidated Financial Statements	9

Item 2. – Management’s Discussion and Analysis of Financial
Condition and Results of Operations	10

Item 4. – Controls and Procedures	16

Part II – Other Information:

Item 5. – Other Information	17

Item 6. – Exhibits	17

Part I - Financial Information

Item 1. - Financial Statements

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025 (Unaudited)	2024
ASSETS

Current Assets
Cash and cash equivalents	$7,166,000	$6,472,000
Restricted cash	270,000	270,000
Accounts receivable	1,606,000	1,854,000
Income tax receivable	11,000	26,000
Total Current Assets	9,053,000	8,622,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	26,808,000	26,490,000
Rental equipment	465,000	465,000
Gas gathering system	115,000	115,000
Other property and equipment	479,000	479,000
	27,867,000	27,549,000
Accumulated depreciation and amortization	(26,739,000)	(26,586,000)
Total Property and Equipment	1,128,000	963,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,925,000	1,925,000
Accumulated depreciation	(1,339,000)	(1,304,000)
Total Real Estate Property	1,274,000	1,309,000

Other Assets
Deferred Income Tax Asset	85,000	102,000
Other long-term investments	15,550,000	16,575,000
Other	3,000	3,000
Total Other Assets	15,638,000	16,680,000
Total Assets	$27,093,000	$27,574,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025 (Unaudited)	2024

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$6,489,000	$6,699,000
Total Current Liabilities	6,489,000	6,699,000

Noncurrent Liabilities
Asset retirement obligation	4,314,000	4,314,000
Total Noncurrent Liabilities	4,314,000	4,314,000

Total Liabilities	10,803,000	11,013,000

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 6,598,370 outstanding at June 30, 2025, and 6,739,943 outstanding at December 31, 2024.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury stock, at cost	(2,270,000)	(1,919,000)
Retained earnings	17,540,000	17,460,000
Total Shareholders' Equity	16,290,000	16,561,000
Total Liabilities and Shareholders' Equity	$27,093,000	$27,574,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2025	2024	2025	2024
Revenues
Oil and gas revenues	$1,928,000	$1,855,000	$876,000	$963,000
Revenues from lease operations	91,000	87,000	48,000	47,000
Gas gathering, compression, equipment rental	44,000	45,000	26,000	29,000
Real estate rental revenue	142,000	124,000	71,000	63,000
Other revenues	30,000	26,000	19,000	14,000
Total Revenues	2,235,000	2,137,000	1,040,000	1,116,000

Expenses
Lease operating expenses	587,000	929,000	297,000	720,000
Production taxes, gathering and marketing expenses	281,000	331,000	140,000	197,000
Pipeline and rental expenses	26,000	10,000	13,000	4,000
Real estate expenses	49,000	37,000	24,000	21,000
Depreciation and amortization expenses	188,000	81,000	142,000	43,000
ARO accretion expense	—	100,000	—	—
General and administrative expenses	1,413,000	1,240,000	692,000	576,000
Total Expenses	2,544,000	2,728,000	1,308,000	1,561,000
(Loss) from operations	(309,000)	(591,000)	(268,000)	(445,000)

Other Revenue and Expense
Interest Income	420,000	470,000	212,000	243,000
Total Other Revenue and Expense	420,000	470,000	212,000	243,000
Income (Loss) Before Income Tax	111,000	(121,000)	(56,000)	(202,000)

Current income tax provision (benefit)	14,000	(56,000)	1,000	(60,000)
Deferred income tax provision (benefit)	17,000	(3,000)	13,000	(2,000)
Total income tax provision (benefit)	31,000	(59,000)	14,000	(62,000)
Net Income (Loss)	$80,000	$(62,000)	$(70,000)	$(140,000)

Earnings (Loss) per Share of Common Stock
Basic and Diluted	$0.01	$(0.01)	$(0.01)	$(0.02)

Weighted Average Shares Outstanding
Basic and Diluted	6,716,478	6,739,943	6,693,271	6,739,943

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Six Months Ended June 30, 2025 and June 30, 2024
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings

Balance December 31, 2024	77,000	$77,000	$943,000	937,528	$(1,919,000)	$17,460,000

Net Income	—	—	—	—	—	150,000
Balance March 31, 2025	77,000	77,000	943,000	937,528	(1,919,000)	$17,610,000

Purchase of 141,573 shares of Common Stock as Treasury Stock				141,573	(351,000)

Net (Loss)	—	—	—	—	—	(70,000)
Balance June 30, 2025	77,000	$77,000	943,000	1,079,101	(2,270,000)	$17,540,000

Balance December 31, 2023	7,677,471	77,000	$943,000	937,528	$(1,919,000)	$18,089,000

Net Income	—	—	—	—	—	78,000
Balance March 31, 2024	7,677,471	77,000	$943,000	937,528	$(1,919,000)	$18,167,000

Net (Loss)	—	—	—	—	—	(140,000)
Balance June 30, 2024	7,677,471	$77,000	943,000	937,528	(1,919,000)	$18,027,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2025	2024
Cash Flows from Operating Activities
Net Income (Loss)	$80,000	$(62,000)
Reconciliation of net Income (Loss) to net cash
provided by operating activities
Depreciation and amortization	188,000	81,000
Accretion of asset retirement obligation	—	100,000
Proceeds from sale of oil and gas properties	—	—
Changes in accounts receivable	248,000	359,000
Changes in income tax receivable	15,000	(56,000)
Changes in accounts payable and accrued liabilities	(210,000)	3,000
Changes in deferred Income tax asset	17,000	(3,000)
Changes in deferred Income tax payable	—	—
Net cash provided for operating activities	338,000	422,000

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development	(318,000)	(31,000)
Changes in other long-term investments	1,025,000	100,000
Proceeds from sale of oil and gas properties	—	—
Capitalized tenant improvements and broker fees	—	—
Net cash provided for Investing activities	707,000	69,000

Cash Flows from Financing Activities
Purchase of treasury stock	(351,000)	—
Net cash used for financing activities	(351,000)	—
Increase in cash, cash equivalents, and restricted cash	694,000	491,000

Cash, cash equivalents, and restricted cash at beginning of period	6,742,000	7,138,000
Cash, cash equivalents, and restricted cash at end of period	$7,436,000	$7,629,000

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

2. COMMON STOCK

Effective June 10, 2025, the Company repurchased 141,573 shares of its common stock from a non-controlling, unaffiliated shareholder for a negotiated purchase price of $351,101.04 or $2.48 per share. The repurchased shares are held as Treasury Stock.

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

Subsequent Events

The Company has evaluated subsequent events through August 19, 2025, the date on which the financial statements were available to be issued.

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

Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the factors listed and described at Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been changes to the risk factors previously described in the Company’s Form 10-K. for the fiscal year ended December 31, 2024 (the “Form 10-K”), including significant global economic and other global factors occurring during 2025 which are described in the following paragraphs.

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

Our cash flows, financial condition and results of operations depend to a great extent on prevailing commodity prices. Accordingly, substantial and extended declines in commodity prices can materially and adversely affect the amount of cash flow we have available for our capital expenditures and operating costs; the terms on which we can access the credit and capital markets; our results of operations; and our financial condition. As a result, the trading price of our common stock may be materially and adversely affected. Lower commodity prices can also reduce the amount of oil and natural gas that we can produce economically. Substantial and extended declines in the prices of these commodities can render uneconomic a portion of our exploration and development projects, resulting in our having to make downward adjustments to our estimated reserves and also possibly shut in or plug and abandon certain wells. In addition, significant prolonged decreases in commodity prices may cause the expected future cash flows from our properties to fall below their respective net book values, which would require us to write down the value of our properties. Such reserve write-downs and asset impairments can materially and adversely affect our results of operations and financial position and, in turn, the trading price of our common stock.

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

Results of Operations

Six months ended June 30, 2025, compared to six months ended June 30, 2024

Oil and gas revenues for the first six months of 2025 were $1,928,000, as compared to $1,855,000 for the same period in 2024, an increase of approximately $73,000 or 3.9%

Oil sales for the first six months of 2025 were approximately $987,000 compared to approximately $1,214,000 for the first six months of 2024, a decrease of approximately $227,000 or 18.7%. Oil sales volumes for the first six months of 2025 were approximately 13,500 bbls compared to approximately 14,250 bbls during the same period in 2024, a decrease of approximately 750 bbls, or 5.3%.

Average oil prices received were $66.64 per bbl in the first half of 2025 compared to $77.16 per bbl in the first half of 2024, a decrease of approximately $10.52 per bbl or 13.6%.

Natural gas revenue for the first six months of 2025 was $941,000 compared to $641,000 for the same period in 2024, an increase of approximately $300,000 or 46.8%. Natural gas sales volumes for the first six months of 2025 were approximately 293,800 mcf compared to approximately 265,000 mcf during the first six months of 2024, an increase of approximately 28,800 mcf or 10.9%.

Average natural gas prices received were $3.20 per mcf in the first six months of 2025 as compared to $2.42 per mcf in the same time period in 2024, an increase of approximately $0.78 per mcf or 32.2%.

Revenues from lease operations were $91,000 in the first six months of 2025 compared to $87,000 in the first six months of 2024, an increase of approximately $4,000 or 4.6%. Revenues from lease operations are derived from field supervision along with operator overhead charged to operated leases.

Revenues from gas gathering, compression and equipment rental for the first six months of 2025 were $44,000 compared to $45,000 for the same period in 2024, a decrease of approximately $1,000 or 2.2%. These revenues are derived from gas produced and transported through our gas gathering systems.

Real estate revenue was approximately $142,000 during the first six months of 2025 compared to $124,000 for the first six months of 2024, an increase of approximately $18,000, or 14.5%.

Interest income was $420,000 during the first six months of 2025 as compared to $470,000 during the same period in 2024, a decrease of approximately $50,000 or 10.6%. Interest income is derived from investments in both short-term and long-term certificates of deposit as well as money market accounts at banks

Other revenues for the first six months of 2025 were $30,000 as compared to $26,000 for the same time period in 2024, an increase of approximately $4,000 or 15.4%.

Lease operating expenses in the first six months of 2025 were $587,000 as compared to $929,000 in the first six months of 2024, a net decrease of $342,000, or 36.8%. The decrease in operated lease operating expense is due primarily to the plugging of wells during 2024.

Production taxes, gathering and marketing expenses in the first six months of 2025 were approximately $281,000 as compared to $331,000 for the first six months of 2024, a decrease of approximately $50,000, or 15.1%.

Pipeline and rental expenses for the first six months of 2025 were $26,000 compared to $10,000 for the same time period in 2024, an increase of approximately $16,000 or 160.0%. This increase is due to compressor repairs in 2025.

Real estate expenses in the first six months of 2025 were approximately $49,000 compared to $37,000 during the same period in 2024, an increase of approximately $12,000 or 32.4%.

Depreciation, depletion, and amortization expenses for the first six months of 2025 were $188,000 as compared to $81,000 for the same period in 2024, an increase of $107,000, or 132.1%. $130,000 of the amount for the first six months of 2025 was for amortization of the full cost pool of capitalized costs compared to $33,000 for the same period of 2024, an increase of $97,000. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31, 2024. This re-evaluated reserve base was reduced for oil and gas reserves that were produced or sold during the first six months of 2025 and adjusted for newly acquired reserves or for changes in estimated production curves and future price assumptions. A year-to-date depletion rate of 15.383% was calculated and applied to the Company’s full cost pool of capitalized oil and natural gas properties compared to a rate of 12.341% for the first two quarters of 2024.

There was no additional adjustment to Asset Retirement Obligation (“ARO”) expense for the first six months of 2025 as compared to an adjustment of approximately $100,000 for the same period in 2024, a decrease of approximately $100,000. The ARO expense will be calculated to be the discounted present value of the estimated future cost to plug and abandon the Company’s wells. For 2025, this expense will be calculated annually at year-end.

.

General and administrative expenses for the first six months of 2025 were approximately $1,413,000 as compared to approximately $1,240,000 for the same period in 2024, an increase of approximately $173,000 or 14.0%.

Three months ended June 30, 2025, compared to three months ended June 30, 2024

Oil and natural gas revenues for the three months ending June 30, 2025, were $876,000, compared to $963,000 for the same time period in 2024, a decrease of $87,000, or 9.0%.

Oil sales for the second quarter of 2025 were approximately $454,000 compared to approximately $620,000 for the same period of 2024, a decrease of approximately $166,000 or 26.8%. Oil volumes sold for the second quarter of 2025 were approximately 8,760 bbls compared to approximately 7,950 bbls during the same period of 2024, an increase of approximately 810 bbl or 10.2%.

Average oil prices received were approximately $63.22 per bbl in the second quarter of 2025 compared to $79.26 per bbl during the same period of 2024, a decrease of approximately $16.04 per bbl, or 20.2%.

Natural gas revenues for the second quarter of 2025 were $422,000 compared to $343,000 for the same period in 2024, an increase of approximately $79,000 or 23.0%. Natural gas volumes sold for the second quarter of 2025 were approximately 176,000 mcf compared to approximately 168,000 mcf during the same period of 2024, an increase of approximately 8,000 mcf, or 4.8%.

Average natural gas prices received were approximately $2.94 per mcf in the second quarter of 2025 as compared to approximately $2.07 per mcf during the same period in 2024, an increase of approximately $0.87 or 42.0%.

Revenues from lease operations for the second quarter of 2025 were approximately $48,000 compared to approximately $47,000 for the second quarter of 2024, an increase of approximately $1,000 or 2.1%. Revenues from lease operations are derived from field supervision charged to operated leases along with operator overhead charged to operated leases.

Revenues from gas gathering, compression and equipment rental for the second quarter of 2025 were approximately $26,000, compared to approximately $29,000 for the same period in 2024, a decrease of approximately $3,000 or 10.3%. These revenues are derived from gas volumes produced and transported through our gas gathering systems.

Real estate revenue was approximately $71,000 during the second quarter of 2025 compared to $63,000 for the same period in 2024, an increase of approximately $8,000 or 12.7%.

Interest income for the second quarter of 2025 was approximately $212,000 as compared with approximately $243,000 for the same period in 2024, a decrease of approximately $31,000 or 12.8%. Interest income is derived from investments in both short-term and long-term certificates of deposit as well as money market accounts at banks.

Other revenues for the second quarter of 2025 were $19,000 as compared to $14,000 for the same time period in 2024, an increase of approximately $5,000 or 38.7%.

Lease operating expenses in the second quarter of 2025 were $297,000 as compared to $720,000 in the second quarter of 2024, a net decrease of approximately $423,000, or 58.8%. The decrease in lease operating expense is due primarily to the plugging of operated wells during 2024.

Production taxes, gathering, transportation and marketing expenses for the second quarter of 2025 were approximately $140,000 as compared to $197,000 during the second quarter of 2024, a net decrease of approximately $57,000 or 28.9%

Pipeline and rental expenses for the second quarter of 2025 were $13,000 compared to $4,000 for the same time period in 2024, an increase of approximately $9,000, or 225.0%. This increase is due to compressor repairs in 2025.

Real estate expenses during the second quarter of 2025 were approximately $24,000 compared to approximately $21,000 for the same period in 2024, an increase of approximately $3,000 or 14.3%.

Depreciation, depletion, and amortization expenses for the second quarter of 2025 were $142,000 as compared to $43,000 for the same period in 2024, an increase of $99,000, or 230.2%. $112,000 of the amount for the second quarter of 2025 was for amortization of the full cost pool of capitalized costs compared to $19,000 for the same period of 2024, an increase of $93,000. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31, 2024. This re-evaluated reserve base was reduced for oil and gas reserves that were produced or sold during the first six months of 2025 and adjusted for newly acquired reserves or for changes in estimated production curves and future price assumptions. A year-to-date depletion rate of 15.383% was calculated and applied to the Company’s full cost pool of capitalized oil and natural gas properties compared to a rate of 12.341% for the first two quarters of 2024.

There were no additional adjustments to the Asset Retirement Obligation (“ARO”) expense for the second quarter of 2025, or the same time period in 2024, The ARO expense is calculated to be the discounted present value of the estimated future cost to plug and abandon the Company’s producing wells. For 2025, this expense will be calculated annually at year-end.

General and administrative expenses for the second quarter of 2025 were $692,000 compared to $576,000 for the same period in 2024, an increase of approximately $116,000 or 20.1%.

Financial Condition and Liquidity

The Company's operating capital needs, as well as its capital spending program are generally funded from cash flow generated by operations. Because future cash flow is subject to several variables, such as the level of production and the sales price of oil and natural gas, the Company can provide no assurance that its operations will provide sufficient cash to maintain current levels of capital spending. Accordingly, the Company may be required to seek additional financing from third parties to fund its exploration and development programs.

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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2025, that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

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

Item 1A. - Risk Factors

The Company’s stock is no longer traded on OTC Markets Pink Current market, as it has been downgraded by OTC Markets to the OTC Pink Limited market. By Notice dated January 14, 2025, OTC Markets advised the Company that OTC Markets would discontinue the Pink Current market at the end of June 2025. OTC Markets advised the Company that the Pink Current market would be replaced with a new market to be called OTCID which would require an application as well as a number of other items (including fees, and additional disclosures) in order for entities to be admitted to OTCID by OTC Markets. OTC Markets stated that under the new market structure, a new Pink Limited market would identify entities not been admitted to OTCID which will have their market quotations marked with a Yield sign to warn investors of heightened risk. Effective July 1, 2025, the Company’s stock was downgraded to the OTC Markets Pink Limited market. Now when someone goes to the OTC Markets website to get a quotation on the Company’s stock, the following is under the Company’s name and trading symbol with the term “Warning!” in bold and red print:

Warning!  Limited Information

The Pink Limited Market is for broker-dealers to publicly quote securities with limited to no issuer involvement. Pink Limited companies do not certify their compliance with established reporting standards, have limited availability of disclosure or financial information and may not support their U.S. market. These securities are identified with a yield sign to warn investors to proceed with caution.

The downgrade of the Company’s stock to the OTC Markets Pink Limited market with the above Warning section and the cautionary Yield symbol will likely impact an investor’s ability to trade the Company’s stock. The liquidity of our common stock will likely be affected, and purchasers of our common stock could have difficulty selling our common stock since our common stock has been transferred to the OTC Markets Pink Limited market.

There is presently only a limited public market for our common stock, and there is no assurance that a ready public market for our securities will ever develop. It is likely that any market for our common stock will be highly volatile and that the trading volume in such market will be limited and controlled by brokers-dealers setting what could be an arbitrary price for the Company’s stock.

The trading price of our common stock also could be subject to fluctuations in response to quarter-to-quarter variations in our operating results, announcements of our drilling results, fluctuations in oil and natural gas prices, and other events or factors. In addition, the United States stock market has from time-to-time experienced extreme price and volume fluctuations that have affected the market price for many companies, and which often have been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of our securities.

Item 5. – Other Information

Oklahoma

During the first quarter of 2025, the Company participated in the drilling of a new horizontal well in Major County, OK, targeting the Mississippian Lime. The Fort 22.27-H well was spud on 2/28/2025 and was drilled to an approximate true vertical depth (TVD) of 9,250 ft and a measured depth of 14,444 ft. The well was cased on 4/01/2025, was completed in July, 2025, and is currently being flowed back. The Company owns a 2.34375% non-operated working interest in the well.

During the second quarter of 2025, the Company participated in the drilling of a new horizontal well in Major County, OK, targeting the Mississippian Lime.  The Reutlinger 22-27-1H was spud on June 6, 2025, and was drilled to an approximate true vertical depth (TVD) of 9,000 ft and a measured depth of 14,575 ft and is currently awaiting casing and completion.  The Company owns a 2.34375% non-operated working interest in the well.

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

SPINDLETOP OIL & GAS CO.
(Registrant)

Date: August 19, 2025	By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

Date: August 19, 2025	By:/s/ Michelle H. Mazzini
Michelle H. Mazzini
Vice President, Secretary

Date: August 19, 2025	By:/s/ Robert E. Corbin
Robert E. Corbin
Principal Financial Officer and
Accounting Manger