Form 10-Q
period 2025-09-30
SPINDLETOP OIL & GAS CO
filed 2025-11-19
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

 Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value	6,598,370
(Class)	(Outstanding at November 19, 2025)

DOCUMENTS INCORPORATED BY REFERENCE

None

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

FORM 10-Q
For the quarter ended September 30, 2025

Index to Consolidated Financial Statements and Schedules

Part I – Financial Information:	Page

Item 1. – Financial Statements

Consolidated Balance Sheets	4 - 5
September 30, 2025 (Unaudited) and December 31, 2024

Consolidated Statements of Operations (Unaudited)	6
Nine Months Ended September 30, 2025 and 2024
Three Months Ended September 30, 2025 and 2024

Consolidated Statements of Changes in Shareholder's Equity (Unaudited)	7
Nine Months Ended September 30, 2025 and
Nine Months Ended September 30, 2024

Consolidated Statements of Cash Flow (Unaudited)	8
Nine Months Ended September 30, 2025 and 2024

Notes to Consolidated Financial Statements	9

Item 2. – Management’s Discussion and Analysis of Financial
Condition and Results of Operations	10

Item 4. – Controls and Procedures	16

Part II – Other Information:

Item 5. – Other Information	18

Item 6. – Exhibits	19

Part I - Financial Information

Item 1. - Financial Statements

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$4,952,000	$6,472,000
Restricted cash	270,000	270,000
Accounts receivable	1,832,000	1,854,000
Income tax receivable	26,000	26,000
Total Current Assets	7,080,000	8,622,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	27,518,000	26,490,000
Rental equipment	465,000	465,000
Gas gathering system	115,000	115,000
Other property and equipment	479,000	479,000
	28,577,000	27,549,000
Accumulated depreciation and amortization	(26,863,000)	(26,586,000)
Total Property and Equipment	1,714,000	963,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,925,000	1,925,000
Accumulated depreciation	(1,355,000)	(1,304,000)
Total Real Estate Property	1,258,000	1,309,000

Other Assets
Deferred Income Tax Asset	362,000	102,000
Other long-term investments	17,772,000	16,575,000
Other	3,000	3,000
Total Other Assets	18,137,000	16,680,000
Total Assets	$28,189,000	$27,574,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$7,376,000	$6,699,000
Total Current Liabilities	7,376,000	6,699,000

Noncurrent Liabilities
Asset retirement obligation	4,314,000	4,314,000
Total Noncurrent Liabilities	4,314,000	4,314,000

Total Liabilities	11,690,000	11,013,000

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 6,598,370 outstanding at September 30, 2025, and 6,739,943 outstanding at December 31, 2024.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury stock, at cost	(2,270,000)	(1,919,000)
Retained earnings	17,749,000	17,460,000
Total Shareholders' Equity	16,499,000	16,561,000
Total Liabilities and Shareholders' Equity	$28,189,000	$27,574,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
Revenues
Oil and gas revenues	$2,729,000	$2,600,000	$801,000	$745,000
Revenues from lease operations	131,000	127,000	40,000	40,000
Gas gathering, compression, equipment rental	67,000	74,000	23,000	29,000
Real estate rental revenue	213,000	187,000	71,000	63,000
Other revenues	53,000	37,000	23,000	11,000
Total Revenues	3,193,000	3,025,000	958,000	888,000

Expenses
Lease operating expenses	946,000	1,283,000	359,000	354,000
Production taxes, gathering and marketing expenses	416,000	451,000	135,000	120,000
Pipeline and rental expenses	41,000	16,000	15,000	6,000
Real estate expenses	100,000	89,000	51,000	52,000
Depreciation and amortization expenses	328,000	146,000	140,000	65,000
ARO accretion expense	—	100,000	—	—
General and administrative expenses	1,961,000	1,724,000	548,000	484,000
Total Expenses	3,792,000	3,809,000	1,248,000	1,081,000
Income (Loss) from operations	(599,000)	(784,000)	(290,000)	(193,000)

Other Revenue and Expense
Interest Income	628,000	721,000	208,000	251,000
Gain on sale of properties	—	—	—	—
Total Other Revenue and Expense	628,000	721,000	208,000	251,000
Income (Loss) before income tax	29,000	(63,000)	(82,000)	58,000
Current income tax provision (benefit)	—	(65,000)	(14,000)	(9,000)
Deferred income tax provision (benefit)	(260,000)	(82,000)	(277,000)	(79,000)
Total income tax provision (benefit)	(260,000)	(147,000)	(291,000)	(88,000)
Net income	$289,000	$84,000	$209,000	$146,000

Earnings per Share of Common Stock
Basic and Diluted	$0.04	$0.01	$0.03	$0.02

Weighted Average Shares Outstanding
Basic and Diluted	6,676,676	6,739,943	6,598,370	6,739,943

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Nine Months Ended September 30, 2025 and September 30, 2024
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings

Balance December 31, 2024	7,677,471	$77,000	$943,000	937,528	$(1,919,000)	$17,460,000

Net Income	—	—	—	—	—	150,000
Balance March 31, 2025	7,677,471	77,000	943,000	937,528	(1,919,000)	17,610,000

Purchase of 141,573 shares of Common Stock as Treasury Stock				141,573	(351,000)

Net (Loss)	—	—	—	—	—	(70,000)
Balance June 30, 2025	7,677,471	77,000	943,000	1,079,101	(2,270,000)	17,540,000

Net Income	—	—	—	—	—	209,000

Balance September 30, 2025	7,677,471	$77,000	$943,000	1,079,101	$(2,270,000)	$17,749,000

Balance December 31, 2023	7,677,471	77,000	$943,000	937,528	$(1,919,000)	$18,089,000

Net income	—	—	—	—	—	78,000
Balance March 31, 2024	7,677,471	77,000	943,000	937,528	(1,919,000)	18,167,000

Net (Loss)	—	—	—	—	—	(140,000)
Balance June 30, 2024	7,677,471	77,000	943,000	937,528	(1,919,000)	18,027,000

Net Income	—	—	—	—	—	146,000
Balance September 30, 2024	7,677,471	77,000	$943,000	937,528	$(1,919,000)	$18,173,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2025	2024
Cash Flows from Operating Activities
Net Income	$289,000	$84,000
Reconciliation of net Income to net cash
provided by operating activities
Depreciation and amortization	328,000	146,000
Accretion of asset retirement obligation	—	100,000
Changes in accounts receivable	22,000	366,000
Changes in income tax receivable	—	(64,000)
Changes in accounts payable and accrued liabilities	677,000	(13,000)
Changes in deferred Income tax asset	(260,000)	(82,000)
Net cash provided for operating activities	1,056,000	537,000

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development	(1,028,000)	(82,000)
Changes in other long-term investments	(1,197,000)	100,000
Net cash provided (used) for Investing activities	(2,225,000)	18,000

Cash Flows from Financing Activities
Purchase of treasury stock	(351,000)	—
Net cash used for financing activities	(351,000)	—
Increase in cash, cash equivalents, and restricted cash	(1,520,000)	555,000

Cash, cash equivalents, and restricted cash at beginning of period	6,742,000	7,138,000
Cash, cash equivalents, and restricted cash at end of period	$5,222,000	$7,693,000

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

2. COMMON STOCK

Effective June 10, 2025, the Company repurchased 141,573 shares of its common stock from a non-controlling, unaffiliated shareholder for a negotiated purchase price of $351,101 or $2.48 per share. The repurchased shares are held as Treasury Stock.

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

Subsequent Events

The Company has evaluated subsequent events through November 19, 2025, the date on which the financial statements were available to be issued.

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

Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the factors listed and described at Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been changes to the risk factors previously described in the Company’s Form 10-K. for the fiscal year ended December 31, 2024 (the “Form 10-K”), including significant global economic and other global factors occurring during 2025 which are described in the following paragraphs.’

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

There could be adverse legislation which if passed, would significantly curtail our ability to attract investors and raise capital. Proposed changes in the Federal income tax laws which would eliminate or reduce the percentage depletion deduction and the deduction for intangible drilling and development costs for small independent producers will significantly reduce the investment capital available to those in the industry as well as our Company. Lengthening the time to expense seismic costs will also have an adverse effect on our ability to explore and find new reserves.

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

Results of Operations

Nine months ended September 30, 2025, compared to nine months ended September 30, 2024

Oil and gas revenues for the first nine months of 2025 were $2,729,000, as compared to $2,600,000 for the same period in 2024, an increase of approximately $129,000 or 5.0%. Both oil sales and oil prices decreased while natural gas sales and natural gas prices increased compared to the same period in 2024.

Oil sales for the first nine months of 2025 were approximately $1,349,000 compared to approximately $1,699,000 for the first nine months of 2024, a decrease of approximately $350,000 or 20.6%. Oil sales volumes for the first nine months of 2025 were approximately 18,716 bbls, compared to approximately 20,325 bbls during the same period in 2024, a decrease of approximately 1,609 bbls, or 7.9%,

Average oil prices received were $65.09 per bbl in the first nine months of 2025 compared to $76.22 per bbl in the first nine months of 2024, a decrease of approximately $11.13 per bbl or 14.6%.

Natural gas revenue for the first nine months of 2025 was $1,380,000 compared to $901,000 for the same period in 2024, an increase of approximately $479,000 or 53.2%. Natural gas sales volumes for the first nine months of 2025 were approximately 440,500 mcf compared to approximately 378,000 mcf during the first nine months of 2024, an increase of approximately 62,500 mcf or 16.5%.

Average gross natural gas prices received were $3.13 per mcf in the first nine months of 2025 as compared to $2.37 per mcf in the same time period in 2024, an increase of approximately $0.76 per mcf or 32.1%.

Revenues from lease operations were $131,000 in the first nine months of 2025 compared to $127,000 in the first nine months of 2024, an increase of approximately $4,000 or 3.2%. Revenues from lease operations are derived from field supervision charged to operated leases along with operator overhead charged to operated leases.

Revenues from gas gathering, compression and equipment rental for the first nine months of 2025 were $67,000 compared to $74,000 for the same period in 2024, a decrease of approximately $7,000 or 9.5%. These revenues are derived from gas volumes produced and transported through the Company owned gas gathering systems.

Real estate revenue was approximately $213,000 during the first nine months of 2025 compared to $187,000 for the first nine months of 2024, an increase of approximately $26,000, or 13.9%.

Interest income was $628,000 during the first nine months of 2025 as compared to $721,000 during the same period in 2024, a decrease of approximately $93,000 or 12.9%. Interest income is due to the Company investing its funds in both long-term and short-term certificates of deposit accounts paying higher rates of interest than those received in money market accounts.

Other revenues for the first nine months of 2025 were $53,000 as compared to $37,000 for the same period in 2025, an increase of approximately $16,000 or 43.2%.

Lease operating expenses in the first nine months of 2025 were $946,000 as compared to $1,283,000 in the first nine months of 2024, a net decrease of $337,000, or 26.3%.

Production taxes, gathering and marketing expenses in the first nine months of 2025 were approximately $416,000 as compared to $451,000 for the first nine months of 2024, a decrease of approximately $35,000, or 7.8%.

Pipeline and rental expenses for the first nine months of 2025 were $41,000 compared to $16,000 for the same time period in 2024, an increase of approximately $25,000, or 156.3%.

Real estate expenses in the first nine months of 2025 were approximately $100,000 compared to $89,000 during the same period in 2024, an increase of approximately $11,000 or 12.4%..

Depreciation, depletion, and amortization expenses for the first nine months of 2025 were $328,000 as compared to $146,000 for the same period in 2024, an increase of 182,000 or 124.7%. Amortization of the amount for the full cost pool for the first nine months of 2025 was $243,000 compared to $74,000 for the same period of 2024, an increase of $169,000 or 228.8%. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31, 2024. This re-evaluated reserve base was reduced for oil and gas reserves that were produced or sold during the first nine months of 2025 and adjusted for newly acquired reserves or for changes in estimated production curves and future price assumptions. A year-to-date depletion rate of 22.686% was applied to the Company’s full cost pool of un-depleted capitalized oil and natural gas properties compared to a year-to-date rate of 16.750% for the nine-month periods of 2025 and 2024 respectively.

There was no additional adjustment to the Asset Retirement Obligation (“ARO”) expense for the first nine months of 2025 as compared to an adjustment of approximately $100,000 for the same period in 2024, a decrease of approximately $100,000. The ARO expense is calculated to be the discounted present value of the estimated future cost to plug and abandon the Company’s wells. For 2025, this expense will be calculated annually at year-end..

General and administrative expenses for the first nine months of 2025 were approximately $1,961,000 as compared to approximately $1,724,000 for the same period of 2024, an increase of approximately $237,000 or 13.8%.

Three months ended September 30, 2025, compared to three months ended September 30, 2024

Oil and natural gas revenues for the three months ending September 30, 2025, were $801,000, compared to $745,000 for the same period in 2024, an increase of approximately $56,000, or 7.5%.

Oil sales for the third quarter of 2025 were approximately $362,000 compared to approximately $485,000 for the same period of 2024, a decrease of approximately $123,000 or 25.4%. Oil volumes sold for the third quarter of 2025 were approximately 5,216 bbls compared to approximately 6,631 bbls during the same period of 2024, a decrease of approximately 1,415 bbl or 21.3%.

Average oil prices received were approximately $63.02 per bbl in the third quarter of 2025 compared to $74.56 per bbl during the same period of 2024, a decrease of approximately $11.54 per bbl, or 15.5%.

Natural gas revenues for the third quarter of 2025 were $439,000 compared to $260,000 for the same period in 2024, an increase of approximately $179,000 or 68.6%. Natural gas volumes sold for the third quarter of 2025 were approximately 147,000 mcf compared to approximately 140,000 mcf during the same period of 2024, an increase of approximately 7,000 mcf, or 5.0%.

Average gross natural gas prices received were approximately $2.87 per mcf in the third quarter of 2025 as compared to approximately $2.24 per mcf during the same period in 2024, an increase of approximately $0.63 or 28.1%.

Revenues from lease operations for the third quarter of 2025 were approximately $40,000 compared to approximately $40,000 for the same period in 2024. Revenues from lease operations are derived from field supervision charged to operated leases along with operator overhead charged to operated leases.

Revenues from gas gathering, compression and equipment rental for the third quarter of 2025 were approximately $23,000, compared to approximately $29,000 for the same period in 2024, a decrease of approximately $6,000 or 20.7%. These revenues are derived from gas volumes produced and transported through our gas gathering systems.

Real estate revenue was approximately $71,000 during the third quarter of 2025 compared to $63,000 for the same period in 2024, an increase of approximately $8,000 or 12.7%.

Interest income for the third quarter of 2025 was approximately $208,000 as compared with approximately $251,000 for the same period in 2024, a decrease of approximately $43,000 or 17.1%. Interest income is derived from investments in both short-term and long-term certificates of deposit as well as money market accounts at banks.

Other revenues for the third quarter of 2025 were approximately $23,000 as compared with approximately $11,000 for the same period in 2024, an increase of approximately $12,000 or 109.1%.

Lease operating expenses in the third quarter of 2025 were approximately $359,000 as compared to $354,000 in the third quarter of 2024, an increase of approximately $5,000 or 1.4%.

Production taxes, gathering, transportation and marketing expenses for the third quarter of 2025 were approximately $135,000 as compared to $120,000 during the third quarter of 2024, a net increase of approximately $15,000 or 12.5%.

Pipeline and rental expenses for the third quarter of 2025 were $15,000 compared to $6,000 for the same period in 2024, an increase of approximately $9,000, or 150.00%.

Real estate expenses during the third quarter 2025 were approximately $51,000 compared to approximately $52,000 for the same period in 2024, a decrease of approximately $1,000 or 1.9%.

Depreciation, depletion, and amortization expenses for the third quarter of 2025 were $140,000 as compared to $65,000 for the same period in 2024, an increase of $75,000, or 115.4%. Amortization of the amount for the full cost pool for the third quarter of 2025 was $113,000 compared to $41,000 for the same period of 2024, an increase of $72,000 or 175.6%. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31, 2024. This re-evaluated reserve base was reduced for oil and gas reserves that were produced or sold during the first nine months of 2025 and adjusted for newly acquired reserves or for changes in estimated production curves and future price assumptions.

ARO expense is calculated to be the discounted present value of the estimated future cost to plug and abandon the Company’s producing wells. No provision for ARO accretion expense was made for the third quarter of 2024. For 2025, this expense will be calculated annually at year-end.

General and administrative expenses for the third quarter of 2025 were $548,000 compared to $484,000 for the same period in 2024, an increase of approximately $64,000 or 13.2%.

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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended September 30, 2025, that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

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

There is presently only a limited public market for our common stock, and there is no assurance that a ready public market for our securities will ever develop. It is likely that any market for our common stock will be highly volatile and that the trading volume in such market will be limited and controlled by broker-dealers setting what could be an arbitrary price for the Company’s stock.

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

 Item 5. – Other Information

Oklahoma

During the first quarter of 2025, the Company participated in the drilling of a new horizontal well in Major County, OK, targeting the Mississippian Lime. The Fort 22.27-H well was spud on 2/28/2025 and was drilled to an approximate true vertical depth (TVD) of 9,250 ft and a measured depth of 14,444 ft. The well was cased on 4/01/2025, was completed in July 2025, and was placed into production on 7/28/2025. The well was producing at a rate of 227 bopd, 1,241 mcfgpd and 440 bswpd as of 10/31/2025. The production rates are expected to decrease with time. The Company owns a 0.0234375 non-operated working interest in the well.

During the second quarter of 2025, the Company participated in the drilling of a new horizontal well in Major County, OK, targeting the Mississippian Lime.  The Reutlinger 22-27-1H well was spud on June 6, 2025, and was drilled to an approximate true vertical depth (TVD) of 9,000 ft and a measured depth of 14,575 ft and is currently awaiting casing and completion.  The Company owns a 0.0234375 non-operated working interest in the well. The well is scheduled to be completed by the operator in 2026.

West Texas

During the third quarter of 2025, the Company participated in the drilling of a new horizontal well in Martin & Dawson Counties, Texas targeting the Dean Sands. The Sterling C 3H well was spud on September 3, 2025, and was drilled to an approximate true vertical depth (TVD) of 9,000 ft and a total measured depth of 19,730 ft. The well was cased and is currently awaiting completion. The company owns a 0.0784909 non-operated working interest in the well.

For all the above wells, the Company cautions that the initial production rates of a newly completed well or newly recompleted well or the production rates of a well at the effective date of acquisition may not be an indicator of stabilized production rates or an indicator of the ultimate recoveries obtained

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

SPINDLETOP OIL & GAS CO.
(Registrant)

Date: November 19, 2025	By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

Date: November 19, 2025	By:/s/ Michelle H. Mazzini
Michelle H. Mazzini
Vice President, Secretary

Date: November 19, 2025	By:/s/ Robert E. Corbin
Robert E. Corbin
Principal Financial Officer and
Accounting Manger