Form 10-K
period 2025-12-31
SPINDLETOP OIL & GAS CO
filed 2026-04-15
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-18774

SPINDLETOP OIL & GAS CO.

(Exact name of registrant as specified in its charter)

Texas	75-2063001
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12850vSpurling Rd., Suite 200, Dallas, TX	75230
(Address of principal executive offices)	(Zip Code)

(972) 644-2581
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	SPND	OTC Markets - Pink

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,023,504 based upon a total of 697,760 shares held as of June 30, 2025,  by persons believed to be non-affiliates of the Registrant; the basis of the calculation does not constitute a determination by the Registrant as defined in Rule 405 of the Securities Act of 1933, as amended, that such calculation, if made as of a date within 60 days of this filing, would yield a different value.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value	6,598,303
(Class)	(Outstanding at April 15, 2026)

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

The Company holds approximately 50,633 gross acres (10,211 net acres) under lease in the states listed below. The majority of the leases are held by production. A breakout of the Company’s leasehold acreage by geographic area is as follows:

	Operated		Non-Operated				Percent
	Properties		Properties		Total		of Total
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Geographic Area	Acres	Acres	Acres	Acres	Acres	Acres	Acres	Acres
North Texas (1)	3,470	3,221	5,516	228	8,986	3,449	17.74%	33.77%
East Texas	3,904	2,832	5,082	323	8,986	3,155	17.75%	30.90%
Gulf Coast Texas	40	35	80	12	120	47	0.24%	0.46%
West Texas	80	53	2,280	155	2,360	208	4.66%	2.04%
Texas Panhandle	1,280	873	640	46	1,920	919	3.79%	9.00%
Alabama	1,160	719	3,139	61	4,299	780	8.49%	7.64%
Arkansas	—	—	1,043	55	1,043	55	2.06%	0.54%
Louisiana	—	—	1,328	115	1,328	115	2.62%	1.13%
New Mexico	956	816	40	3	996	819	1.97%	8.02%
Oklahoma	240	128	19,505	486	19,745	614	39.00%	6.01%
Montana	—	—	10	—	10	—	0.02%	0.00%
Wyoming	—	—	840	50	840	50	1.66%	0.49%

Total	11,130	8,677	39,503	1,534	50,633	10,211	100.00%	100.00%

The Company uses recent and emerging technologies, as well as proven industry practices, to develop and produce oil and natural gas from its properties. Additionally, the Company has a dedicated and well-trained team of employees and professional staff that continually seek out low-risk profitable drilling and acquisition opportunities.

The majority of the Company’s leasehold acres are located in Texas.

A breakout of the Company's most significant oil and gas reserves by geographic area is as follows:

	BOE	%Total
North Texas including the Fort Worth Basin & Bend Arch	234,627	44.78%
East Texas	191,778	36.60%
Panhandle Texas	23,698	4.52%
West Texas	13,512	2.58%
Gulf Coast Texas	1,520	0.29%
Total Texas	465,135	88.77%

Alabama	39,807	7.60%
Oklahoma	18,202	3.47%
New Mexico	893	0.17%
Total Other States	58,902	11.23%
Total	524,037	100.00%

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

Subsequent to year end of 12/31/2025, the Company participated in the drilling of a new horizontal well in Custer County, OK targeting the Cherokee Formation. The well was spudded on 1/4/2026 and drilled to a total depth of 21,570’. The well was cased and cemented, and the drilling rig was released on 3/4/2026. The well is awaiting completion. The Company owns an estimated 0.01725466 non-operated working interest in the well.

Subsequent to the year end of 12/31/2025, the Company participated in the drilling of a horizontal well in Custer County, OK targeting the Des Moines Formation. The estimated total depth is 20,000 ft. and the well should spud in the second quarter of 2026. The Company owns an estimated 0.015674 non-operated working interest in the well.

West Texas

During the third quarter of 2025, the Company participated in the drilling of a new horizontal well in Martin & Dawson Counties, Texas targeting the Dean Sands. The Sterling C 3H well was spud on September 3, 2025, and was drilled to an approximate true vertical depth (TVD) of 9,000 ft and a total measured depth of 19,730 ft. The well was cased and is currently awaiting completion. The company owns a 0.0784909 non-operated working interest in the well. The well was placed into production on 12/19/2025 at a rate of 14 bopd, 28 mcfgpd and 1,927 bwpd. Production has increased from the initial production as the frac fluids are being pumped back. As of 12/31/2025, production had increased to 458 bopd, 192 mcfgpd, 5,005 bwpd. The average daily production for the first quarter of 2026 is 786 bopd, 332 mcfgpd, 4,317 bwpd.

For all the above wells, the Company cautions that the initial production rates of a newly completed well or newly recompleted well can have steep decline rates and the initial production rates reported above may not be an indicator of the ultimate oil and gas recoveries obtained from the well. Additionally, production rates of well(s) acquired by the Company at the effective date may not be an indicator of the ultimate oil and gas recoveries to be obtained from the well.

Oil and Natural Gas Reserves

The Company’s net proved oil and natural gas reserves have been estimated by Company personnel. (See applicable footnote to the financial statements). No separate independent reserve report analysis has been prepared by an independent third party.

The net proved crude oil and natural gas reserves of the Company as of December 31, 2025, based on SEC guidelines, were classified as follows:

	Barrels of Oil	BCF Gas
Proved Developed Producing	121,466	2,415
Proved Developed Non-Producing	—	—
Proved Undeveloped	—	—
Total Proved Reserves	121,466	2,415

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

On a BOE (barrel of oil equivalent) basis (6 MCF/BOE), the net reserves are:

	Barrels of Oil Equivalent (BOE)

Natural Gas Reserves	402,571	77%
Oil Reserves	121,466	23%
Total Reserves	524,037	100%

Proved Developed Producing	524,037	100%
Proved Developed Non-Producing	—	—
Proved Undeveloped	—	—
Total Proved Reserves	524,037	100%

The Company has operational control over the majority of these reserves and can therefore to a large extent control the timing of development and production.

	Barrels of Oil Equivalent (BOE)

Operated Wells	401,382	77%
Non-Operated Wells	122,655	23%
Total	524,037	100%

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

The following is a summary of a partial list of purchasers / operators (listed by percentage of total oil and natural gas sales) from oil and natural gas produced by the Company for the three-year period ended December 31, 2025. The Company made sales of oil and natural gas to approximately 89 different purchasers / operators during 2025.

Dependence on Purchasers and Operators

Purchaser / Operator	2025	2024	2023
Energy Transfer Crude	14%	18%	17%
Merit Energy Company	13%	1%	—
Enlink Gas Marketing, LTD.	12%	9%	11%
Bedrock Energy Partners	7%	6%	7%

Oil and natural gas production is sold to many different purchasers/operators under market sensitive, short-term contracts.

Except as set forth above, there are no other purchasers/operators of the Company’s oil and natural gas production that individually accounted for more than six percent (6.0%) of the Company's oil and natural gas revenues during the three years ended December 31, 2025.

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

Employees and Independent Contractors

As of December 31, 2025, the Company employed or contracted for the services of a total of approximately 42 people. Of this total, 13 are full-time employees, and the remainder are part-time employees or independent contractors. We believe that our relationships with our employees and contractors are good.

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

Competition

We compete with other oil and natural gas companies for leases, equipment, personnel and markets for the sale of oil and natural gas, The oil and natural gas industry is intensely competitive, and it is becoming more difficult for smaller companies such as ours to compete with larger oil and gas companies. See “Item 1A. Risk Factors” for additional discussion of competition in the oil and natural gas industry.

Oil and natural gas compete with other forms of energy available to customers, including alternate forms of energy such as wind, solar, and nuclear generated electricity, coal and biofuels. Changes in the availability or price of oil and natural gas or other forms of energy, as well as business conditions, conservation, legislation, regulations and the ability to convert to alternate fuels and other forms of energy may affect the demand for oil and natural gas.

Seasonal Nature of Business

Generally, demand for natural gas decreases during the summer months and increases during the winter months and demand for oil peaks during the summer months. Certain natural gas purchasers utilize natural gas storage facilities and acquire some of their anticipated winter requirements during the summer, which can lessen seasonal demand fluctuations. Seasonal weather conditions and lease stipulations can limit our drilling and producing activities and other oil and natural gas operations in a portion of our operating areas. These seasonal anomalies can pose challenges for meeting our well drilling objectives, delay the installation of production facilities, and increase competition for equipment, supplies and personnel during certain times of the year, which could lead to shortages and increase costs or delay operations.

Compliance with Environmental, Health and Safety Regulations

General

Our oil and natural gas development operations are subject to stringent and complex federal, state, tribal, regional and local laws and regulations governing, among other factors, worker safety and health, the discharge and disposal of substances into the environment, and the protection of the environment and natural resources. Numerous governmental entities, including the EPA and analogous state and local agencies, (and, under certain laws, private individuals) have the power to enforce compliance with these laws and regulations and any permits issued under them. These laws and regulations may, among other things: (i) require permits to conduct exploration, drilling, water withdrawal, wastewater disposal and other production related activities; (ii) govern the types, quantities and concentrations of substances that may be disposed or released into the environment or injected into formations in connection with drilling or production activities, and the manner of any such disposal, release, or injection; (iii) limit or prohibit construction or drilling activities or require formal mitigation measures in sensitive areas such as wetlands, wilderness areas or areas inhabited by endangered or threatened species; (iv) require investigatory and remedial actions to mitigate pollution conditions arising from the Company’s operations or attributable to former operations; (v) impose safety and health restrictions designed to protect employees and others from exposure to hazardous or dangerous substances; and (vi) impose obligations to reclaim and abandon well sites and pits. Failure to comply with these laws and regulations may result in the assessment of sanctions, including administrative, civil and criminal penalties, the imposition of investigatory, remedial or corrective action obligations, the occurrence of delays or restrictions in permitting or performance of projects and the issuance of orders enjoining operations in affected areas.

The trend in environmental regulation has been to place more restrictions and limitations on activities that may affect human health or the environment. Any issuance of new environmental laws or regulations or changes in or more stringent enforcement of existing environmental laws and regulations that result in delays or restrictions in permitting or development of projects or more stringent or costly compliance or cleanup obligations related to construction, drilling, water management, or well-completion activities or waste handling, storage, transport, remediation, disposal or discharge requirements could have a material adverse effect on the Company. Further, we may be unable to pass on increased environmental compliance costs to our customers. Moreover, accidental releases, including spills, may occur in the course of our operations, and there can be no assurance that we will not incur significant costs and liabilities as a result of such releases or spills, including any third-party claims for damage to property and natural resources or personal injury. The cost of compliance with existing environmental laws and regulations and compliance with existing environmental permitting requirements could have an adverse material effect on the Company. The Company could incur substantial costs in the future related to revised or additional environmental laws and regulations or permitting requirements that could have a material adverse effect on our business, financial condition, and results of operations.

Hazardous Substances and Wastes

We currently own, lease, or operate, and in the past have owned, leased, or operated, sold or transferred properties that have been used in the exploration and production of oil and natural gas. We believe we have utilized operating and disposal practices that were standard in the industry at the applicable time, but hazardous substances, hydrocarbons, and wastes may have been disposed or released on, from or under the properties owned, leased, or operated by us or on or under other locations where these substances and wastes have been taken for treatment, storage, or disposal. In addition, certain of these properties have been operated by third parties whose storage, treatment and disposal or release of hazardous substances, hydrocarbons, and wastes were not under our control. These properties and the substances or wastes that may have been generated, stored, transported, treated, disposed or released on them may be subject to various federal and/or state environmental laws. Under applicable laws, we could be required to investigate, monitor, remove or remediate previously disposed or released substances or wastes (including substances or wastes disposed of or released by prior owners or operators or third parties whose waste was commingled with ours), to investigate and clean up contaminated property, to perform corrective actions, to prevent future contamination, or to pay some or all of the costs of any such action.

State and Other Regulation

The states in which we operate, along with some municipalities, regulate some or all of the following activities: the drilling for, and the production and gathering of, oil and natural gas, including requirements relating to drilling permits, the location, spacing and density of wells, unitization and pooling of interests, the method of drilling, casing and equipping of wells, the protection of fresh water sources, the orderly development of common sources of supply of oil and natural gas, the operation of wells, allowable rates of production, the use of fresh water in oil and natural gas operations, saltwater injection and disposal operations, the plugging and abandonment of wells and the restoration of surface properties, the prevention of waste of oil and natural gas resources, the protection of the correlative rights of oil and natural gas owners and, where necessary to avoid unfair, unjust or discriminatory service, the fees, terms and conditions for the gathering of natural gas. These regulations may affect the number and location of our wells and the amounts of oil and natural gas that may be produced from our wells and increase the costs of our operations. Moreover, obtaining or renewing permits and other approvals for operating on Native American lands can take substantial amounts of time and could result in increased costs or delays to our operations.

Hydraulic Fracturing

Hydraulic fracturing is a practice in the oil and natural gas industry used to stimulate production of natural gas and/or oil from low permeability subsurface rock formations. Oil and natural gas may be recovered from certain of our oil and natural gas properties through the use of hydraulic fracturing, combined with sophisticated drilling. Hydraulic fracturing, which involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and natural gas commissions. However, several federal agencies have asserted federal regulatory authority over certain aspects of the hydraulic fracturing process.

Congress has from time to time considered legislation to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the hydraulic fracturing process but, at this time, federal legislation related to hydraulic fracturing appears uncertain. At the state level, some states, including Oklahoma and Kansas, have adopted, and other states are considering adopting legal requirements that could impose more stringent permitting, disclosure, operational or well construction requirements on hydraulic fracturing activities, or that prohibit hydraulic fracturing altogether. Local governments may also seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. If new laws or regulations that significantly restrict hydraulic fracturing are adopted at the local, state or federal level, our fracturing activities could become subject to additional permit and financial assurance requirements, more stringent construction requirements, increased reporting or plugging and abandoning requirements or operational restrictions and associated permitting delays and potential increases in costs. These delays or additional costs could adversely affect the determination of whether a well is commercially viable and could cause us to incur substantial compliance costs. Restrictions on hydraulic fracturing could also reduce the amount of oil and natural gas that we are ultimately able to produce in commercial quantities.

Other Regulation of The Oil and Natural Gas Industry

The oil and natural gas industry is extensively regulated by numerous federal, state, local, and regional authorities, as well as Native American tribes. Legislation affecting the oil and natural gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, and Native American tribes are authorized by statute to issue rules and regulations affecting the oil and natural gas industry and its individual members, some of which carry substantial penalties for noncompliance. Although the regulatory burden on the oil and natural gas industry increases the Company’s cost of doing business and, consequently, affects its profitability, these burdens generally do not affect the Company any differently or to any greater or lesser extent than they affect other companies in the industry with similar types, quantities and locations of production.

The price of oil, natural gas and NGLs is not currently regulated and are made at market prices. Although oil and natural gas prices are currently unregulated, Congress historically has been active in the area of oil and natural gas regulation. We cannot predict whether new legislation to regulate oil and natural gas prices might be proposed, what proposals, if any, might actually be enacted by Congress or the various state legislatures, and what effect, if any, the proposals might have on our operations.

Drilling and Production

Our operations are subject to various types of regulation at federal, state, local and Native American tribal levels that include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. Most states, and some counties, municipalities and Native American tribal areas where we operate regulate one or more of the following activities:

•	the location of wells;
•	the method of drilling and casing wells;
•	the timing of construction or drilling activities;
•	the rates of production, or “allowables”;
•	the use of surface or subsurface waters;
•	the surface use and restoration of properties upon which wells are drilled;
•	the plugging and abandoning of wells; and
•	the notice to surface owners and other third parties.

State laws regulate the size and shape of drilling and spacing units or proration units governing the pooling of oil and natural gas properties. Some states allow forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and may reduce our interest in the unitized properties. Pooling orders can alter the timing and manner of development. Regulatory changes to pooling standards could further increase the difficulty, cost or timing of obtaining pooling orders and could impede development plans. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose requirements regarding the ratability of production. These laws and regulations may limit the amount of oil and natural gas we can produce from our wells or limit the number of wells or the locations at which we can drill. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil, natural gas, and NGLs within its jurisdiction.

Various federal and state agencies impose significant financial assurance requirements on operators. The costs of bonding and financing assurance requirements are increasing significantly in some states, and these increased costs will likely make it more difficult to divest oil and gas properties in these states. Many state and local authorities also have extensive requirements and regulations for plugging and abandonment, decommissioning and site restoration, and compliance with these requirements could have a material adverse effect on our business, financial condition, and results of operations.

.

Natural Gas Sales and Transportation

The availability, terms and cost of transportation significantly affect sales of oil and natural gas. The transportation and sale for resale of oil and natural gas may be subject to federal and state regulation, including regulation of the terms, conditions and rates for interstate transportation, storage and various other matters.

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

.

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

“Held by Production” or “HBP” means Acreage or Leasehold Acreage that is perpetuated beyond the expiration of the primary lease term by oil and gas production

"Infill Drilling" means drilling of an additional well or wells provided for by an existing spacing order to drain a reservoir more adequately.

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

We are exposed to global health, political, economic and market risks that are beyond our control, which could adversely and significantly affect our financial results, financial condition, results of operations, and capital requirements.

Prices for oil and natural gas fluctuate widely due to a number of factors that are beyond our control. Declines in oil and natural gas prices significantly affect our financial condition and results of operations. Our revenues, profitability and cash flow are highly dependent upon the prices we realize from the sale of oil, natural gas and NGLs. Historically, the markets for these commodities are very volatile. Prices for oil, natural gas and NGLs can move quickly and fluctuate widely in response to a variety of factors that are beyond our control. These factors include, among others:

•	the duration and economic and financial impact of epidemics, pandemics or other public health issues;
•	changes in regional, domestic and foreign supplies of, and consumer and industrial/commercial demand for oil and natural gas~~.~~, as well as perceptions of supply of, and demand for, oil and natural gas generally;
•	domestic and international drilling activity;
•	the price and quantity of foreign imports;
•	anticipated future prices of oil and natural gas, alternative fuels and other commodities;
•	the amount of exports from the U.S.;
•	the level of global and U.S. inventories and reserves;
•	weather conditions and seasonal trends;
•	natural disasters and other extraordinary events;
•	U.S. and worldwide political and economic conditions, including but not limited to, the imposition of tariffs or trade or other economic sanctions, including political instability or armed conflict and related sanctions including, but not limited to, the conflicts in the Middle East, Ukraine and Iran, and political instability in Venezuela;
•	technological advances affecting energy consumption and energy supply;
•	domestic and foreign governmental regulations and taxation;
•	the strength or weakness of the U.S. dollar to other currencies;
•	the actions of other oil producing and exporting nations, including the Organization of Petroleum Exporting Countries~~.~~;
•	the availability, proximity, cost, and capacity of appropriate pipeline infrastructure, treating, transportation, gathering, processing, compression, storage, and refining and export facilities;
•	the price and availability of, and demand for, competing energy sources, including alternative energy sources;
~~•~~	the effect of worldwide energy conservation measures, alternative fuel requirements and climate change-related legislation, policies, initiatives and developments~~.~~;
•	technological advances and consumer and industrial/commercial behavior, preferences and attitudes, in each case affecting energy generation, transmission, storage and consumption~~:~~;
•	the nature and extent of governmental regulation, including environmental and other climate change-related regulation, regulation of financial derivative transactions and hedging activities, tax laws, regulations and laws, and regulations with respect to the import and export of oil, and natural gas and related commodities
•	inflation and ability to acquire critical material, equipment or services in a timely or cost effective manner;
•	the level and effect of trading in commodity futures markets, including trading by commodity price speculators and others; and
•	the availability of capital or level of hedging across the energy industry in the U.S. and internationally.

The above-described factors and the volatility of commodity prices make it difficult to predict oil and natural gas prices in 2026 and thereafter. As a result, there can be no assurance that the prices for oil and/or natural gas will sustain, or increase from, their current levels, nor can there be any assurance that the prices for oil and/or natural gas will not decline. The Company continues to assess and monitor the impact of these factors and consequences on the Company and its operations.

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

This annual report contains estimates of our oil and natural gas reserves and the future net cash flows from those reserves. These estimates have been prepared by Company personnel for 2025, 2024, and 2023. There are numerous uncertainties inherent in estimating quantities of reserves of oil and natural gas and in projecting future rates of production and the timing of development expenditures, including many factors beyond our control. The reserve estimates in this annual report are based on various assumptions, including decline curve analysis, constant oil and natural gas prices, operating expenses, capital expenditures and the availability of funds, and therefore, are inherently imprecise indications of future net cash flows. Actual future production, cash flows, taxes, operating expenses, development expenditures and quantities of recoverable oil and gas reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the estimated quantity and value of reserves set forth in this annual report. Additionally, our reserves may be subject to downward or upward revision based upon actual production performance, results of future development and exploration, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

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

We do not operate some of the properties in which we have an interest, and we have limited ability to exercise influence over operations for these properties or their associated costs. As of December 31, 2025, approximately 23% of our crude oil and natural gas proved reserves were operated by other companies. Our dependence on other operators and other working-interest owners for these projects and our limited ability to influence operations and associated costs could materially adversely affect the realization of our targeted return on capital in drilling or acquisition activities and our targeted production growth rate. The success and timing of drilling, development and exploitation activities on properties operated by others depend on a number of factors that are beyond our control, including the operator’s expertise and financial resources, approval of other participants for drilling wells and utilization of technology.

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

The average age of the employee base of the Company has been increasing for several years, with a number of employees either currently eligible to retire or becoming eligible to retire within the next one to four years. In addition, several seasoned employees as well as outside contractors have recently indicated that they plan to retire in the very near future which could result in a knowledge and experience gap that may be extremely difficult to replace. If we are unable to hire appropriate personnel to fill future needs, the Company could encounter operating challenges and increased costs, primarily due to a loss of knowledge, errors due to inexperience or the lengthy time typically required to adequately train replacement personnel. In addition, significantly higher costs could result from the increased use of contractors to replace retiring employees, loss of productivity or increased safety compliance issues. The inability to hire, train and retain new operational, technical, and managerial personnel adequately and to transfer institutional knowledge and expertise could adversely affect our ability to manage and operate our business, including impairing our ability to prepare and file required financial and other reports. If we were unable to hire, train and retain appropriately qualified personnel, our results of operations could be adversely affected.

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

Our executive officers, directors, and their affiliates as of December 31, 2025, hold approximately 89.42% of our outstanding shares of common stock. As a result, officers, directors and their affiliates and such shareholders have the ability to exert significant influence over our business affairs, including the ability to control the election of directors and results of voting on all matters requiring shareholder approval. This concentration of voting power may delay or prevent a potential change in control.

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

Our common stock was downgraded to the Over-the-Counter Pink Limited market and is currently quoted on the OTC Pink Limited market, symbol "SPND". Recent Changes to OTC Markets could adversely affect trading of the Company’s stock:

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

Due to factors beyond our control, our stock price may be volatile:

Trading in our common stock is very limited and sporadic. Also, the OTC Pink Limited market is generally illiquid.

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

We are subject to certain title risks.

Our company employees and contract land professionals have reviewed title records or other title review materials relating to substantially all our producing properties. The title investigation performed by us prior to acquiring undeveloped properties is thorough, but less rigorous than that conducted prior to drilling, consistent with industry standards. We believe we have satisfactory title to all our producing properties in accordance with standards generally accepted in the oil and gas industry. Our properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens, which we believe do not materially interfere with the use of or affect the value of such properties. At December 31, 2025, our leaseholds for some of our net acreage were being kept in force by virtue of production on that acreage in paying quantities. The remaining net acreage was held by lease rentals and similar provisions and requires production in paying quantities prior to expiration of various time periods to avoid lease termination. Any loss of leasehold interests, whether due to title defects, failure to maintain production, or the operation of the lease provisions, could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Our business is highly capital-intensive, requiring continuous development and acquisition of oil and gas reserves. In addition, capital is required to operate and expand our oil and natural gas field operations and purchase equipment. On December 31, 2025, we had negative working capital of $404,000. We anticipate that we will be able to meet our cash requirements for the next 12 months. However, if such plans or assumptions change or prove to be inaccurate, we could be required to seek additional financing sooner than currently anticipated.

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

Our revenues, profitability and the carrying value of our oil and gas properties are substantially dependent upon prevailing prices of, and demand for, oil and natural gas and the costs of acquiring, finding, developing, and producing reserves. Our ability to obtain borrowing capacity, to repay future indebtedness, and to obtain additional capital on favorable terms is also substantially dependent upon oil and natural gas prices. Historically, the markets for oil and natural gas have been volatile and are likely to continue to be volatile in the future. Prices for oil and natural gas are subject to wide fluctuations in response to: (i) relatively minor changes in the supply of, and demand for, oil and natural gas; (ii) market uncertainty; and (iii) a variety of additional factors, all of which are beyond our control. These factors include domestic and foreign political conditions, the price and availability of domestic and imported oil and natural gas, the level of consumer and industrial demand, weather, domestic and foreign government relations, the price and availability of alternative fuels and overall economic conditions. Furthermore, the marketability of our production depends in part upon the availability, proximity, and capacity of gathering systems, pipelines and processing facilities. Volatility in oil and natural gas prices could affect our ability to market our production through such systems, pipelines, or facilities. As of December 31, 2025, our oil and natural gas production is currently sold to approximately 89 purchasers/operators on a month-to-month basis at prevailing spot market prices. Oil prices remained subject to unpredictable political and economic forces during 2025, 2024, and 2023, and experienced fluctuations similar to those seen in natural gas prices for the year. We believe that oil prices will continue to fluctuate in response to changes in the policies of the Organization of Petroleum Exporting Countries ("OPEC"), changes in demand from many Asian countries, current events in the Middle East and Eastern Europe, security threats to the United States, and other factors associated with the world political and economic environment. As a result of the many uncertainties associated with levels of production maintained by OPEC and other oil producing countries, the availabilities of worldwide energy supplies and competitive relationships and consumer perceptions of various energy sources, we are unable to predict what changes will occur in crude oil and natural gas prices.

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

Recently, the Company has experienced significant increases in costs and regulatory requirements of certain regulatory agencies relating to plugging and surface reclamation requirements. Regulatory agencies are significantly increasing plugging and surface reclamation requirements as well as placing greater pressure on operators to accelerate the plugging, abandonment, and surface site reclamation of shut-in wells compared to prior years.

Some regulatory agencies are significantly increasing the amounts of required plugging bonds, letters of credit, and other deposits. Based on the above, in 2025, the Company adjusted upwards the amount of estimated plugging, abandonment, and surface site reclamation costs. Based on our experience, we anticipate that in most cases, the costs of plugging such properties will range from $60,000 to $250,000 or more per well. This may not include land reclamation requirements that could cost as much or more than the plugging costs. In addition, abandonment costs and their timing may change due to many factors, including actual production results, inflation rates and changes in environmental laws and regulations.

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

We generate typical oil and gas field wastes, including hazardous wastes that are subject to the Federal Resources Conservation and Recovery Act and comparable state statutes. The United States Environmental Protection Agency and various state agencies have limited the approved methods of disposal for certain hazardous and non-hazardous wastes. Furthermore, certain wastes generated by our oil and gas operations that are currently exempt from regulation as "hazardous wastes" may in the future be designated as "hazardous wastes" and therefore be subject to more rigorous and costly operating and disposal requirements.

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

Item 2. Properties

OIL AND GAS PROPERTIES

The following table sets forth pertinent data with respect to the Company-owned oil and gas properties, all located within the continental United States, as estimated by the Company:

	Years Ended December 31,
	2025	2024	2023
Gas and Oil Properties, net (1)
Proved developed gas reserves-Mcf (2)
Proved developed producing	2,415,000	1,664,000	1,648,000
Proved developed non-producing	—	—	—
Proved undeveloped gas reserves-Mcf (3)	—	—	—
Total proved gas reserves-Mcf	2,415,000	1,664,000	1,648,000

Proved Developed Crude Oil and
Condensate reserves-Bbls (2)
Proved developed producing	121,000	129,000	140,000
Proved developed non-producing	—	—	—
Proved Undeveloped crude oil and	—	—	—
Condensate reserves-Bbls (3)	—	—	—
	121,000	129,000	140,000

(1) The estimate of the net proved oil and natural gas reserves, future net revenues, and the present value of future net revenues.

(2) "Proved Developed Oil and Natural gas Reserves" are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

(3) "Proved Undeveloped Reserves" are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. See the footnote to the Financial Statements, Supplemental Reserve Information (Unaudited), for further explanation of the changes for 2023 through 2025.

(4) Reserve amounts are rounded to the nearest thousand.

Producing Wells, Shut-In and Temporarily Abandoned Wells

The following table sets forth our domestic producing wells, shut-in and temporarily abandoned wells, and includes both operated and non-operated wells at December 31, 2025.

Producing		Producing
Gas Wells		Oil Wells		SI and TA Wells		Total Wells
Gross	Net	Gross	Net	Gross	Net	Gross	Net

107	30.54	87	13.77	103	62.74	297	107.05

Acreage

The following table sets forth our undeveloped and developed gross and net leasehold acreage for our operated and non-operated wells at December 31, 2025. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether such acreage contains proved reserves. Undeveloped acreage should not be confused with undrilled acreage Held By Production under the terms of a lease. Undrilled acreage Held By Production under the terms of an oil and gas lease is included in the Developed Acreage category total shown below.

Developed Acreage		Undeveloped Acreage		Total Acreage
Gross	Net	Gross	Net	Gross	Net

50,633	10,211	-	-	50,633	10,211

All the leases for the undeveloped acreage summarized in the preceding table will expire at the end of their respective primary terms unless prior to that date, the existing leases are renewed or production has been obtained from the acreage subject to the lease, in which event the lease will remain in effect until the cessation of production. As is customary in the industry, we generally acquire oil and gas acreage without any warranty of title except as to claims made by, through or under the transferor. Therefore, the Company’s oil and gas properties and associated acreage are subject to customary risks associated with title defects and lease maintenance. Accordingly, there may be defects in title, competing claims, or other issues that could adversely affect the Company’s ownership interests in certain properties. In addition, a significant portion of our acreage is held by leases that are beyond their primary term and are maintained by production or other lease-saving provisions. These leases require ongoing compliance with specific terms and conditions, including the maintenance of production in paying quantities or satisfaction of continuous development or other contractual obligations. If production ceases or if we fail to meet these requirements, such leases may terminate, and we could lose the associated acreage. Further, certain provisions in our leases, including depth severances, retained acreage clauses, and continuous development requirements, may limit the extent of acreage that is held by production. These provisions may have already reduced, and may in the future further reduce, the amount of acreage we control. As a result, our effective acreage position may be smaller than our gross leasehold position, and additional acreage may expire over time if not properly maintained. Any loss of leasehold interests due to title defects, failure to comply with lease terms, or the operation of contractual provisions could have a material adverse effect on our business, financial condition, and results of operations.

Wells Drilled and Completed

The Company's working interests in both operated and outside operated exploration and development wells completed during the years indicated were as follows:

	2025		2024		2023
	Gross	Net	Gross	Net	Gross	Net

Exploratory Wells (1):
Productive	—	—	—	—	4.000	0.278
Non-Productive	—	—	—	—	—	—
Total	—	—	—	—	4.000	0.278

Developed Wells (2):
Productive	3.000	0.125	—	—	—	—
Non-Productive	—	—	—	—	—	—
Total	3.000	0.125	—	—	—	—

Total Exploration & Development Wells:
Productive	3.000	0.125	—	—	4.000	0.278
Non-Productive	—	—	—	—	—	—
Total	3.000	0.125	—	—	4.000	0.278

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

The following tables set forth additional data with respect to production from Company-owned oil and gas operated and non-operated properties, all located within the continental United States:

	For the years ended December 31,
	2025	2024	2023	2022	2021

Oil and Gas Production, net:
Natural Gas (Mcf)	597,299	538,803	608,499	652,786	778,462
Crude Oil & Condensate (Bbl)	27,445	28,336	33,522	35,698	33,604

Average Sales Price per Unit Produced
Natural Gas (Mcf)	$3.22	$2.44	$2.94	$6.42	$4.23
Crude Oil & Condensate (Bbl)	$62.99	$74.13	$74.79	$92.49	$56.87

Average Production Cost per Equivalent Barrel (1) (2)	$22.35	20.94	$16.08	$20.67	$12.87

(1) Includes severance taxes and ad valorem taxes.

(2) Natural gas production is converted to equivalent barrels at the rate of six MCFG per barrel, representing relative energy content of natural gas to oil.

The Company owns producing royalties and overriding royalties under properties located in Texas. The revenue from these properties is not significant.

The Company is not aware of any major discovery or other favorable or adverse event that is believed to have caused a significant change in the estimated proved reserves since December 31, 2025.

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

The building is 43 years old and although the Company replaced some of the HVAC components, such as the chiller and cooling tower for the building in 2022, the building still has its original roof, parking lot, elevator system, fan coil units, and other mechanical systems in the building, all of which need to be replaced. In addition, both of the front staircases outside the front entrance to the building have sunk and need to be replaced. The Company is in the process of obtaining bids to determine and budget for the replacement of these major building components and mechanical systems, the costs of which are likely to be significant.

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

Item 4. Mine Safety Disclosures

Not Applicable

 PART II

Item 5. Market for the Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common stock is currently quoted and traded on the OTC Markets Pink market under the symbol "SPND".

Effective July 1, 2025, the Company’s stock was downgraded to the OTC Markets Pink Limited market. Now when someone goes to the OTC Markets website to get a quotation on the Company’s stock, the following is under the Company’s name and trading symbol with the term “Warning!” in bold and red print:

Spindletop Oil & Gas Co. (SPND)

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

	Price Per Share
	High	Low

2026
First Quarter	6.00	2.75

2025
First Quarter	$2.69	$1.87
Second Quarter	$3.05	$2.01
Third Quarter	$3.18	$2.87
Fourth Quarter	$5.80	$2.27

2024
First Quarter	$3.00	$2.81
Second Quarter	$3.10	$2.71
Third Quarter	$4.44	$3.01
Fourth Quarter	$4.00	$1.60

2023
First Quarter	$3.86	$2.56
Second Quarter	$3.10	$2.73
Third Quarter	$3.05	$2.15
Fourth Quarter	$3.75	$2.51

Prior to 2004, no significant public trading market had been established for the Company's common stock. The Company does not believe that listings of bid and asking prices for its stock are indicative of the actual trades of its stock, since trades are made infrequently. The following table reflects high and low trading prices for each quarter in 2025, 2024, and 2023 as aggregated by Yahoo!.com from various OTC sources.

The Company’s stock is no longer traded on OTC Markets Pink Current market, as it has been downgraded by OTC Markets to the OTC Pink Limited market. See Item 1A. Risk Factors above.

There is no amount of common stock that is subject to outstanding warrants to purchase, or securities convertible into, common stock of the Company.

The following chart compares the yearly percentage change in the cumulative total stockholder return on the Company's Common Stock during the five years ended December 31, 2025, with the cumulative total return of the Standard and Poor's 500 Stock Index and of the Dow Jones U.S. Exploration and Production Index (formerly Dow Jones Secondary Oil Stock Index). The comparison assumes $100.00 was invested on December 31, 2020, in the Company's Common Stock and in each of the foregoing indices and assumes reinvestment of dividends. The Company paid no dividends on its Common Stock during the five-year period. Figures shown are past results and are not predictive of results in future periods.

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

The Company has not approved nor authorized any standing repurchase program for its common stock, however, from time to time, the Company has repurchased shares of its common stock including odd-lot holdings.

During the three-year period ending December 31, 2025, the Company made the following repurchases of its common stock:

Effective June 30, 2023, the Company repurchased 10,375 shares of its common stock from a non-controlling, unaffiliated shareholder of the Company for a negotiated purchase price of $30,000 or $2.89 per share. The repurchased shares are held as Treasury Stock.

Effective June 10, 2025, the Company repurchased 141,573 shares of its common stock from a non-controlling, unaffiliated shareholder of the Company for a negotiated purchase price of $351,101 or $2.48 per share. The repurchased shares are held as Treasury Stock.

.

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

In order to test the cost center ceiling, the Company prepares a “Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Natural Gas Reserves (Unaudited)” as of the end of each calendar year (“the Reserve Report”). The Company prepared its annual Reserve Report as of December 31, 2025.

Reserve estimates are prepared in accordance with standard Security and Exchange Commission guidelines. The estimated net future net cash flows for 2025, 2024, and 2023, were computed using a 12-month average price, calculated as the un-weighted arithmetic average of the first day-of-the month price for each month of the year. Lease operating costs, compression, dehydration, transportation, ad valorem taxes, severance taxes, and federal income taxes were deducted. Costs and prices were held constant and were not escalated over the life of the properties. No deductions were made for interest. The annual discount of estimated future cash flows is defined, for use herein, as future cash flows discounted at 10% per year, over the expected period of realization.

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

During the year ended December 31, 2025, average quarterly crude oil prices per bbl for the Company were $72.85, $63.22, $63.02, and $58.77. During the year ended December 31, 2024, average quarterly crude oil prices per bbl for the Company were $72.96, $79.26, $74.56, and $68.22 respectively. During the year ended December 31, 2023, average quarterly crude oil prices per bbl for the Company were $73.44, $71.89, $72.66, and $77.73 respectively.

During the year ended December 31, 2025, average quarterly natural gas prices per mcf for the Company were $3.58, $2.94, $2.87, and $3.28. `During the year ended December 31, 2024, average quarterly natural gas prices per mcf for the Company were $2.73, $2.07, $2.24, and $2.45 respectively. During the year ended December 31, 2023, average quarterly natural gas prices per mcf for the Company were $3.70, $2.53, $2.49, and $2.63.

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

As noted in our Results of Operations discussion below, the Company has focused on lowering costs through headcount reduction by attrition and spending only on essential general and administrative expenditures. To raise additional revenue, the Company is pursuing the acquisition of new operated and non-operated reserves through acquisitions of producing properties and drilling ventures. The Company believes that it is well positioned to take advantage of the declining prices for existing wells with its cash reserves and ability to borrow to affect any acquisition.

Results of Operations

2025 Compared to 2024

Oil and natural gas revenues for the year ended December 31, 2025, were $3,829,000 compared to $3,659,000 for the year ended December 31, 2024, an increase of $170,000 or 4.65%.

Oil revenue for 2025 was approximately $1,908,000 compared to $2,346,000 for 2024, a decrease of approximately $438,000 or 18.67%. Oil sales decreased to approximately 27,400 barrels from approximately 28,300 barrels in 2024, a decrease of approximately 900 barrels or 3.18%. Oil prices decreased to an average of $62.99 per barrel in 2025 from an average of $74.13 per barrel in 2024, a decrease of $11.14 per barrel or 15.03%.

Natural gas revenue for 2025 was approximately $1,921,000 compared to $1,313,000 for 2024, an increase of approximately $608,000 or 46.31%. Natural gas sales were approximately 597,300 mcf in 2025, up from approximately 539,000 mcf in 2024, an increase of approximately 58,300 mcf or 10.82%. Natural gas prices increased to an average of $3.22 per mcf in 2025, an increase of $0.78 or 32.0% from an average of $2.44 per mcf in 2024.

Revenue from lease operations was approximately $175,000 for 2025, compared to approximately $168,000 in 2024, an increase of approximately $7,000 or 4.17%. Revenue from lease operations results from field supervision charges on operated wells as well as administrative overhead billed to working interest owners.

Revenues from gas gathering, compression, and equipment rental for 2025 were approximately $71,000, a decrease of approximately $51,000 or 41.80% from approximately $122,000 in 2024.

Real estate rental revenue for 2025 was approximately $288,000, an increase of approximately $33,000 or 12.94% from approximately $255,000 in 2024.

Interest income for 2025 was approximately $825,000, a decrease of $132,000 or 13.79% from $957,000 in 2024. Interest income is derived from investments in both short-term and long-term certificates of deposit as well as money market accounts at banks.

Miscellaneous Revenue for 2025 was $79,000, as compared to $51,000 in 2024, an increase of $28,000 or 54.90%.

Lease operating expenses in 2025 were $1,485,000 as compared to $1,841,000 in 2024, a net decrease of approximately $356,000, or 19.34%. There were both increases and decreases within different segment categories of lease operating expenses. Amounts billed by third-party operators as operating expenses on non-operated properties represented approximately 29% of the 2025 amount and 26% of the total 2024 amount with the remaining representing net increases and decreases on various operated properties due to general service cost fluctuations and levels of operational activity.

Production taxes, gathering, and marketing expenses for 2025 were approximately $574,000 compared to $633,000 in 2024, a decrease of approximately $59,000, or 9.32%.

Pipeline and rental expenses for 2025 were approximately $46,000 compared to approximately $19,000 for 2024, an increase of approximately $27,000, or 142.11%. Approximately $2,000 of this increase was for an increase of pipeline maintenance in 2024, and approximately $25,000 is due to increased compressor maintenance for the same period.

Real estate expenses in 2025 were approximately $194,000 compared to $135,000 during the same period in 2024, an increase of approximately $59,000 or 43.70%.

Depreciation and amortization expense for 2025 was $397,000 compared to $358,000 for 2024, an increase of approximately $39,000 or 10.89%. Amortization of the full cost pool for crude oil and natural gas assets for 2025 was $284,000, as compared to $240,000 for the year 2024, an increase of $44,000 or 18.33%. The Company re-evaluated its proved oil and gas reserves as of December 31, 2025, and increased its estimated total proved reserves by approximately 118,000 BOE to 524,000 BOE at the end of 2025 compared to 406,000 BOE at the end of 2024, an increase of approximately 29.06%

Asset Retirement Obligation (“ARO”) accretion expense for 2025 was $1,544,000 up from $100,000 in 2024, an increase of $1,444,000. The ARO calculation is an estimate based on the Company’s annual reserve report and takes into consideration the changes between years of the Company’s estimated obligation to plug its interests in existing wells. This estimated future plugging cost is discounted using an 8.75% discount factor based on the estimated life of each property. Changes are incorporated as applicable into the full cost pool and the carrying value of the liability. Accretion expense measures and incorporates changes due to the passage of time into the carrying amount of the liability. The large increase in the 2025 provision is made in view of significant increases of plugging costs observed during 2025. In addition, regulatory agencies are increasing pressure on operators to plug and abandon wells faster than in prior years, as well as increasing the amounts of required plugging bonds, letters of credit, and other deposits. Based on the above management has determined that a significant increase in the amount of estimated plugging costs is required for the 2025 ARO estimate. Management will continue to review each year’s provision and estimate whether or not the liability to plug and abandon its wells in the future should be increased.

General and administrative expenses for 2025 were approximately $3,483,000 as compared to approximately $2,944,000 for 2024, an increase of approximately $539,000 or 18.31%. The increase is due primarily to a contribution of $500,000 to a non-qualified deferred compensation plan.

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

Depreciation and amortization expense for 2024 was $358,000 compared to $229,000 for 2023, an increase of approximately $129,000 or 56.3%. Amortization of the full cost pool for crude oil and natural gas assets for 2024 was $240,000, as compared to $134,000 for the year 2023, an increase of $106,000 or 79.1%. The Company re-evaluated its proved oil and gas reserves as of December 31, 2024, and decreased its estimated total proved reserves by approximately 9,000 BOE to 406,000 BOE at the end of 2024 compared to 415,000 BOE at the end of 2023, a decrease of approximately 2.2% The net decrease in the unamortized full cost pool base, is due primarily to credits to the full cost pool from the sale of properties during 2022 in accordance with full cost accounting procedures and the related reduction of liabilities in the recalculation of the Asset Retirement Obligation. (See Footnote 18 to the Financial Statements).

Asset Retirement Obligation (“ARO”) accretion expense for 2024 was $100,000 down from $509,000 in 2023, a decrease of $409,000. The ARO calculation is an estimate based on the Company’s annual reserve report and takes into consideration the changes between years of the Company’s estimated obligation to plug its interests in existing wells. This estimated future plugging cost is discounted using a 10% discount factor based on the estimated life of each property. Changes are incorporated as applicable into the full cost pool and the carrying value of the liability. Accretion expense measures and incorporates changes due to the passage of time into the carrying amount of the liability. In view of increasing plugging costs and regulatory agencies putting pressure on operators to plug and abandon wells faster than in prior years, management will continue to review each year’s provision and estimate whether or not the liability to plug and abandon its wells in the future should be increased.

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

Management assessed the effectiveness of the Company’s internal controls over financial reporting as of April 15, 2026. In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessments and those criteria, management has concluded that Company’s internal control over financial reporting was effective as of April 15, 2026.

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

Changes in Internal Control over Financial Reporting

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting. There were no changes in our internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not Applicable

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The Directors and Executive Officers of the Company and certain information concerning them is set forth below:

Name	Age	Position

Chris G. Mazzini	68	Chairman of the Board, Director, and President

Michelle H. Mazzini	64	Director, Vice President, Secretary, and Treasurer

Ted R. Munselle	70	Director

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

Board Meetings, Committees, and Corporate Governance

The Board of Directors met once in 2025. The Board has established an audit committee. The Board is small, and all members of the Board serve on the audit committee. The function of the audit committee is to assist the Board in fulfilling its oversight responsibilities by reviewing the financial information that will be provided to the shareholders and others, the systems of internal controls that management and the Board of Directors have established, and the audit process. During 2025, Mr. Munselle was Chairman of the Audit Committee. Mr. Munselle is qualified as an “audit committee financial expert” within the meaning of SEC Regulations.

With respect to nominations to the Board, compensation, financial planning, strategies, and business alternatives, the Company does not have separate committees as the Board is small and all members of the Board participate in making recommendations and decisions on these matters.

Item 11. Executive Compensation

Cash Compensation

Cash compensation, including salaries and bonuses of $496,551, $512,259, and $517,396, were paid to Mr. Mazzini in 2025, 2024, and 2023 respectively. Cash compensation including salaries and bonuses of $403,849, $407,377, and $416,223 were paid to Ms. Mazzini in 2025, 2024, and 2023 respectively.

The Company has no stock option plan and does not grant any stock-based awards or awards of equity securities. The Company recently created two nonqualified retention plans for some of its employees: a Nonqualified Deferred Compensation (“NQDC”) Plan for some of the executives and a Long-term Incentive Bonus (“LTIB”) Plan for some of its long-term employees. Both plans were created as retention incentives. See Note 4.The Company has no pension plan for its employees.

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

Compensation of Directors

Directors who are employees of the Company are not currently compensated for their services on the Board. Mr. Munselle was paid a director’s fee of $10,000 in 2025, $10,000 in 2024 and $10,000 in 2023 to compensate him for his position as the Board of Directors’ Financial Expert. Mr. Munselle also receives $2,500 for each Board of Directors’ meeting during the year other than the annual meeting.

Termination of Employment and Change of Control Arrangement

There are no plans or arrangements for payment to officers or directors upon resignation or a change in control of the Registrant.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners and Managers

The table below sets forth the information indicated regarding ownership of the Registrant's common stock, $.01 par value, the only outstanding voting securities, as of April 15, 2026 with respect to: (i) any person who is known to the Registrant to be the owner of more than five percent of the Registrant's common stock; (ii) the common stock of the Registrant beneficially owned by each of the directors of the Registrant, and (iii) by all officers and directors as a group. Each person has sole investment and voting power with respect to the shares indicated, except as otherwise set forth in the footnotes to the table.

Name and Address of Beneficial Owner	Number of Shares	Nature of Beneficial Ownership *	Percent Based on Outstanding Percent of Class **

Chris Mazzini and Michelle Mazzini	5,900,543	(1)	89.42%
12850 Spurling Rd., Suite 200
Dallas, Texas 75230

All officers and directors as a group	5,900,543		89.42%

* “Beneficial Ownership” means the sole or shared power to vote, or direct the voting of, a security or investment power with respect to a security, or any combination thereof.

** Percentages are based upon 6,598,370 shares of Common Stock outstanding on December 31, 2025.

(1) Chris Mazzini directly owns 39,654 shares (0.6010%). Giant Energy Corp. directly owns 5,860,889 shares (88.8233%). Chris Mazzini owns 100% of the common stock of Giant Energy Corp.

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

Certain Business Relationships

Certain officers, directors, and related parties including entities controlled by officers of the Company, engage in business transactions with the Company which were not the result of arms-length negotiations between independent parties. Amounts for the years ended December 31, 2025 and 2024 were not material.

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

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees for professional services rendered to Spindletop Oil & Gas Co. and Subsidiaries for the years 2025 and 2024 by accounting firm, Farmer, Fuqua, & Huff, P.C.

Type of Fees	2025	2024

Audit Fees	$61,000	$50,040
Audit Related Fees	1,063	1,290
Tax Fees	13,000	13,000

Members of the Board of Directors (the "Board") fulfill the responsibilities of an audit committee and have established policies and Procedures for the approval and pre-approval of audit services and permitted non-audit services. The Board has the responsibility to engage and terminate Farmer, Fuqua, & Huff, P.C. an independent registered public accounting firm, to pre-approve their performance of audit services and permitted non-audit services, to approve all audit and non-audit fees, and to set guidelines for permitted non-audit services and fees. All the fees for 2025 and 2024 were pre-approved by the Board or were within the pre-approved guidelines for permitted non-audit services and fees established by the Board, and there were no instances of waiver of approved requirements or guidelines during the same periods.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as a part of this report:

(1) FINANCIAL STATEMENTS: The following financial statements of the Registrant and Report of Independent Registered Public Accounting Firm therein are filed as part of this Report on Form 10-K:

Page
Report of Farmer, Fuqua & Huff, P.C Independent Registered Public Accounting Firm	60-62
Consolidated Balance Sheets	63-64
Consolidated Statements of Operations	65
Consolidated Statements of Changes in Stockholders' Equity	66
Consolidated Statements of Cash Flows	67
Notes to Consolidated Financial Statements	68

(2) FINANCIAL STATEMENT SCHEDULES:

Schedule II - Valuation and Qualifying Accounts	88
Schedule III - Real Estate and Accumulated Depreciation	89

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

Date: April 15, 2026

By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures
Principal Executive Officers	Capacity	Date

/s/ Chris Mazzini
	President, Director	April 15, 2026
Chris Mazzini	(Chief Executive Officer

/s/ Michelle Mazzini
	Vice President, Secretary,	April 15, 2026
Michelle Mazzini	Treasurer, Director

/s/ Ted R. Munselle
	Director	April 15, 2026
Ted R. Munselle

/s/ Robert E. Corbin	Principal Financial Officer	April 15, 2026
and Accounting Manager
Robert E. Corbin

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
Index to Consolidated Financial Statements and Schedules

Page

Report of Independent Registered Public Accounting Firm	60-62

Consolidated Balance Sheets - December 31, 2025 and 2024	63-64

Consolidated Statements of Operations for the years ended
December 31, 2025, 2024 and 2023	65

Consolidated Statements of Changes in Shareholders' Equity
for the years ended December 31, 2025, 2024 and 2023	66

Consolidated Statements of Cash Flows
for the years ended December 31, 2025, 2024 and 2023	67

Notes to Consolidated Financial Statements	68

Schedules for the years ended December 31, 2025, 2024 and 2023
II - Valuation and Qualifying Accounts	88
III - Real Estate and Accumulated Depreciation	89

All other schedules have been omitted because they are not applicable, not required, or the information has been supplied in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Spindletop Oil & Gas Co.

Opinion of the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Spindletop Oil & Gas Co. (A Texas Corporation) and subsidiaries as of December 31, 2025 and 2024, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for asset retirement obligations

At December 31, 2025, the asset retirement obligation (ARO) balance totaled $5,884,000. As further described in Note 2, the Company’s ARO primarily represents the estimated present value of the amount the Company will incur to plug, abandon, and remediate producing properties at the end of their productive lives, in accordance with applicable state laws. The Company determined its asset retirement obligation by calculating the present value of estimated cash flows related to the liability. The asset retirement obligation is recorded as a liability at its estimated present value at its inception, with an offsetting increase to producing properties. Periodic accretion of discount of the estimated liability is recorded as an expense in the statement of operations.

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

At December 31, 2025, the Company’s capitalized costs in the full cost pool were $967,000 net of amortization. The Company recorded amortization of $284,000 and no full-cost ceiling impairment was necessary. The Company reported a reserve value of $6,347,000 and $4,339,000, gross and net, respectively, of oil and natural gas properties as of December 31, 2025. The Company’s internal reserve engineer prepares the reserve report. Estimates of economically recoverable oil and natural gas properties depend on a number of factors and assumptions, including quantities of oil and natural gas that are ultimately recovered, the timing of the recovery of oil and natural gas reserves, the operating costs incurred, the amount of future development expenditures, and the price received for the production. The methodology used to prepare the report is in conformity with SEC guidelines. Information contained in the reserve report is used in the calculation of the asset retirement obligation. Estimated oil and natural gas reserves represent potential future revenue through production or sale of properties.

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

April 15, 2026

We are uncertain as to the year our predecessor firm began serving as the auditor of the Company’s consolidated financial statements; however, we are aware that we have been the Company’s auditor consecutively since at least 1995.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024

ASSETS

Current Assets
Cash and cash equivalents	$3,641,000	$6,472,000
Restricted cash	270,000	270,000
Accounts receivable	2,041,000	1,854,000
Income tax receivable	132,000	26,000
Other short-term investments	252,000	—
Total Current Assets	6,336,000	8,622,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	27,568,000	26,490,000
Rental equipment	465,000	465,000
Gas gathering system	115,000	115,000
Other property and equipment	479,000	479,000
	28,627,000	27,549,000
Accumulated depreciation and amortization	(26,916,000)	(26,586,000)
Total Property and Equipment	1,711,000	963,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,925,000	1,925,000
Accumulated depreciation	(1,371,000)	(1,304,000)
Total Real Estate Property	1,242,000	1,309,000

Other Assets
Deferred Income Tax Asset	569,000	102,000
Other long-term investments	17,590,000	16,575,000
Other	3,000	3,000
Total Other Assets	18,162,000	16,680,000
Total Assets	$27,451,000	$27,574,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$6,740,000	$6,699,000
Total Current Liabilities	6,740,000	6,699,000

Noncurrent Liabilities
Other long-term liabilities	500,000	—
Asset retirement obligation	5,883,000	4,314,000
Total Noncurrent Liabilities	6,383,000	4,314,000

Total Liabilities	13,123,000	11,013,000

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 6,598,370 outstanding at December 31, 2025, and 6,739,943 outstanding at December 31, 2024.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury stock, at cost	(2,270,000)	(1,919,000)
Retained earnings	15,578,000	17,460,000
Total Shareholders' Equity	14,328,000	16,561,000
Total Liabilities and Shareholders' Equity	$27,451,000	$27,574,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2025	2024	2023
Revenues
Oil and gas revenues	$3,829,000	$3,659,000	$4,502,000
Revenue from lease operations	175,000	168,000	156,000
Gas gathering, compression, equipment rental	71,000	122,000	120,000
Real estate rental income	288,000	255,000	270,000
Miscellaneous revenue	79,000	51,000	57,000
Total Revenues	4,442,000	4,255,000	5,105,000

Expenses
Lease operations	1,485,000	1,841,000	1,469,000
Production taxes, gathering and marketing	574,000	633,000	701,000
Pipeline and rental operations	46,000	19,000	54,000
Real estate operations	194,000	135,000	161,000
Depreciation and amortization	397,000	358,000	229,000
ARO accretion expense	1,544,000	100,000	509,000
General and administrative	3,483,000	2,944,000	2,970,000
Total Expenses	7,723,000	6,030,000	6,093,000
Income (Loss) from operations	(3,281,000)	(1,775,000)	(988,000)

Other Revenue and Expense
Interest income	825,000	957,000	761,000
Gain on sale of properties	—	—	104,000
Total Other Revenue and Expense	825,000	957,000	865,000

Income (loss) before income tax	(2,456,000)	(818,000)	(123,000)

Current income tax provision (benefit)	(107,000)	(127,000)	(9,000)
Deferred income tax provision (benefit)	(467,000)	(62,000)	(121,000)
Total income tax provision (benefit)	(574,000)	(189,000)	(130,000)
Net Income (Loss)	$(1,882,000)	$(629,000)	$7,000

Earnings (Loss) per Share of Common Stock
Basic and Diluted	$(0.28)	$(0.09)	$—

Weighted Average Shares Outstanding
Basic and Diluted	6,656,939	6,739,943	6,745,059

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
For the Years Ended December 31, 2025, 2024, and 2023

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings
Balance December 31, 2022	7,677,471	$77,000	$943,000	927,153	$(1,889,000)	$18,082,000

Purchase of 10,375 shares of Common Stock as Treasury Stock	—	—	—	10,375	(30,000)	—

Net Income	—	—	—	—	—	7,000
Balance December 31, 2023	7,677,471	77,000	943,000	937,528	(1,919,000)	18,089,000

Net (Loss)	—	—	—	—	—	(629,000)
Balance December 31, 2024	7,677,471	$77,000	$943,000	937,528	$(1,919,000)	$17,460,000

Purchase of 141,573 shares of Common Stock as Treasury Stock	—	—	—	141,573	(351,000)	—

Net (Loss)	—	—	—	—	—	(1,882,000)
Balance December 31, 2025	7,677,471	$77,000	$943,000	1,079,101	$(2,270,000)	$15,578,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twelve Months Ended
	December 31,	December 31,
	2025	2024
Cash Flows from Operating Activities
Net (Loss)	$(1,882,000)	$(629,000)
Reconciliation of net (Loss) to net cash
provided by operating activities
Depreciation and amortization	397,000	358,000
Changes in asset retirement obligation	1,569,000	100,000
Changes in accounts receivable	(187,000)	236,000
Changes in income tax receivable	(106,000)	64,000
Changes in accounts payable and accrued liabilities	41,000	157,000
Changes in other long-term liabilities	500,000	—
Changes in deferred Income tax asset	(467,000)	(62,000)

Net cash provided (used) for operating activities	(135,000)	224,000

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development	(1,078,000)	(602,000)
Purchase of other short-term investments	(252,000)	—
Changes in other long-term investments	(763,000)	—
Capitalized tenant improvements and broker fees	—	(18,000)
Increase in other assets	(252,000)	—

Net cash provided (used) for Investing activities	(2,345,000)	(620,000)

Cash Flows from Financing Activities
Purchase of treasury stock	(351,000)	—

Net cash used for financing activities	(351,000)	—
(Decrease) in cash, cash equivalents, and restricted cash	(2,831,000)	(396,000)

Cash, cash equivalents, and restricted cash at beginning of period	6,742,000	7,138,000
Cash, cash equivalents, and restricted cash at end of period	$3,911,000	$6,742,000

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

Investments

Short-term and long-term investments consist of treasury bonds at fair market value (Level 1 in the hierarchy), mutual funds at fair market value (see Note 4) and certificates of deposit with maturities of more than three months with carrying amounts approximating fair value (Level 2 in the hierarchy).  See below in Note 2 under heading Fair Value Measurements.

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

Gains and losses on sales of oil and gas properties are treated as adjustments of capitalized costs unless such adjustment would significantly alter the relationship between capitalized costs and proved oil and gas reserves attributed to a cost center. For instance, a significant alteration would not ordinarily be expected to occur for sales involving less than 25% of the reserve quantities of a given cost center. Although expected to occur infrequently, a significant alteration of the relationship between capitalized costs and proved reserves also could occur for sales of less than 25 % of the reserve quantities if there were substantial economic differences between properties sold and those retained. Significant judgment is required to determine whether an adjustment to capitalized costs would result in a significant alteration. When it is determined that a gain or loss should be recognized on such a sale, total capitalized costs within the cost center are allocated between reserves sold and reserves retained. The allocation of capitalized costs should be made on the same basis used to compute amortization, unless there are substantial economic differences between properties sold and those retained, in which case capitalized costs should be allocated on the basis of the relative fair values of the properties. Such sales occurred during the year ended December 31, 2023, The Company sold a property for approximately $104,000 for which there were no reserves included in the proved oil and gas reserves. At the recognition of the sale, the net unamortized full cost pool was approximately $545.000. Therefore, an adjustment to the capitalized costs would result in a significant alteration between the properties sold and those retained. As a result, the Company recognized a gain on this sale.

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

Investments in Real Estate

All investments in real estate holdings are stated at cost or adjusted carrying value. ASC Topic 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, requires that a property be considered impaired if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. If impairment exists, an impairment loss is recognized by a charge against earnings equal to the amount by which the carrying amount of the property exceeds fair market value less cost to sell the property. If impairment of a property is recognized, the carrying amount of the property is reduced by the amount of the impairment, and a new cost for the property is established. Depreciation is provided over the properties estimated remaining useful life. There was no charge to earnings during 2025, 2024, or 2023 due to impairment of real estate holdings.

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

The following table reflects the changes of the asset retirement obligations during the periods ending December 31.

	2025	2024

Carrying amount of asset retirement obligation	$4,314,000	$4,414,000
Liabilities added	70,000	400,000
Liabilities divested or settled	(44,000)	(600,000)
Current period accretion expenses	1,544,000	100,000
Carrying amount as of December 31,	$5,884,000	$4,314,000

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

Share-Based Payments

Effective January 1, 2006, the Company adopted ASC Topic 718-10, “Share-Based Payment". ASC Topic 718-10 requires compensation costs related to share-based payments to be recognized in the income statement over the requisite service period. The amount of compensation cost is to be measured based on the grant-date fair value of the instrument issued. ASC Topic 718-10 is effective for awards granted or modified after the date of adoption and for awards granted prior to that date that have not been vested. ASC Topic 718-10 does not materially change the Company's existing accounting practices, or the amount of share-based compensation recognized in earnings.

Recently Issued Accounting Pronouncements

There are no new accounting pronouncements that were issued to be effective in 2025 or subsequent thereto that would have a material impact on the Company’s financial reporting.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation on the consolidated balance sheet, consolidated statement of operations, and consolidated statements of cash flows.

Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company uses a three-level hierarchy to classify fair value measurements based on the observability of inputs used in the valuation:

  Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities.
  Level 2 — Fair values are based on inputs other than quoted price included within level 1 that are observable for valuing the asset or liability, either directly or indirectly (i.e., interest rate and yield curves observable at commonly quoted intervals, default rates, etc.). Observable inputs include quoted price for similar assets or liabilities in active or non-active markets. Level 2 inputs may also include insignificant adjustments to market observable inputs.
  Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Subsequent Events

The Company has evaluated subsequent events through the issuance date of April 15, 2026.

3. ACCOUNTS RECEIVABLE

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

	December 31,
	2025	2024

Trade	$5,000	$21,000
Accrued receivables	2,087,000	1,885,000
	2,092,000	1,906,000
Less: Allowance for losses	(51,000)	(52,000)
	$2,041,000	$1,854,000

4.   NONQUALIFIED DEFERRED COMPENSATION PLAN – INVESTMENTS

In December 2025, the Company set up two retention plans for some long term employees and executives at the Company. A Nonqualified Deferred Compensation (“NQDC”) Plan was set up for its executives, and a Long-term Incentive Bonus (“LTIB”) Plan was set up for some long-term employees. Both plans were set up as retention incentives. In connection with the NQDC Plan and the LTIB Plan, (collectively, the NQDC Plan and the LTIB Plan are called the “NQ Plans”), The Company deposited $2,000,000 on December 22, 2025 with Principal Financial Group, to voluntarily fund these plans. These funds were invested through Principal Financial Group in a portfolio of mutual funds and are reflected on the consolidated balance sheet as Other Long-term Investments. The Company made an initial employer contribution to the NQDC Plan on December 25, 2025, and the Company will begin making awards under the LTIB Plan in 2026.

The investments are measured at fair value on a recurring basis. The following table presents the fair value of the NQ Plans investments by level within the fair value hierarchy as of December 31, 2025:

Description	Total Fair Value	Level 1	Level 2	Level 3
Mutual funds — equity	$1,371,600	$1,371,600	—	—
Mutual funds — fixed income	$ 628,400	$ 628,400	—	—
Stable value / collective investment fund	—	—	—	—

Total NQDC plan investments

Level 1 investments consist of publicly traded mutual funds for which quoted market prices are available in active markets. These are valued at the net asset value (NAV) per share as reported at the close of business on the measurement date.

Level 2 investments, if applicable, consist of [stable value or institutional collective investment funds] for which fair value is determined using observable inputs, including the fund's NAV as reported by the fund administrator, which is based on the fair value of the underlying assets.

There were no transfers between levels during the year ending December 31, 2025.

Related Balance Sheet Presentation

The Company's obligation to pay deferred compensation benefits to plan participants is recorded as a long-term liability titled Long-term Deferred Compensation Liability / Long-term Nonqualified Deferred Compensation Payable on the consolidated balance sheet totaling $500,000 as of December 31, 2025. The corresponding invested assets are classified separately and are not considered restricted, but are available to general creditors of the Company in the event of insolvency.

5. ACCOUNTS PAYABLE

	December 31,
	2025	2024

Trade payables	$2,201,000	$1,970,000
Production proceeds payable	3,456,000	3,392,000
Prepaid drilling costs	1,083,000	1,337,000
	$6,740,000	$6,699,000

6. RELATED PARTY TRANSACTIONS

Certain officers, directors, and related parties including entities controlled by officers of the Company, engage in business transactions with the Company which were not the result of arms-length negotiations between independent parties. Amounts for the years ended December 31, 2025 and 2024 were not material.

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

During the three-year period ending December 31, 2025, the Company did not issue any compensation related to share-based payments.

The Company has not approved nor authorized any standing repurchase program for its common stock, however, from time to time, the Company has repurchased shares of its common stock including odd-lot holdings.

During the three-year period ending December 31, 2025, the Company made the following repurchases of its common stock:

Effective June 30, 2023, the Company repurchased 10,375 shares of its common stock from a non-controlling, unaffiliated shareholder of the Company for a negotiated purchase price of $30,000 or $2.89 per share. The repurchased shares are held as Treasury Stock.

Effective June 10, 2025, the Company repurchased 141,573 shares of its common stock from a non-controlling, unaffiliated shareholder of the Company for a negotiated purchase price of $351,101 or $2.48 per share. The repurchased shares are held as Treasury Stock.

8. INCOME TAXES

The Company accounts for income taxes pursuant to ASC Topic 740-10, "Accounting for Income Taxes". ASC Topic 740-10 utilizes the liability method of computing deferred income taxes.

Income tax differed from the amounts computed by applying an effective United States federal income tax rate of 21% to pretax income in 2025, 2024, and 2023.

	2025	2024	2023
Computed expected tax expense (benefit)	$(516,000)	$(172,000)	$(48,000)

Miscellaneous timing differences
related to book and tax depletion differences
and the expensing of intangible drilling costs.	409,000	45,000	17,000
Gain on sale of oil and gas properties'	—	—	22,000

Expected Federal income tax expense (benefit)	$(107,000)	$(127,000)	$(9,000)

Income tax expense (benefit) for the years ended December 31, 2025, 2024 and 2023

	2025	2024	2023
Federal income taxes (benefit)	$(107,000)	$(127,000)	$(9,000)
State income taxes	—	—	—
Current income tax provision (benefit)	$(107,000)	$(127,000)	$(9,000)

Deferred income taxes reflect the effects of temporary differences between the tax bases of assets and liabilities and the reported amounts of those assets and liabilities for financial reporting purposes. Deferred income taxes also reflect the value of investment tax credits and an offsetting valuation allowance. The Company's total deferred tax assets and corresponding valuation allowance at December 31, 2025, and 2024 consisted of the following:

The Company's estimate does not reflect effects of any state tax law changes and uncertainties regarding interpretations that may arise as a result of federal tax reform.

	December 31,
	2025	2024
Deferred tax assets
Depletion and amortization	395,000	333,000
Depreciation	35,000	52,000
Expired leasehold	9,000	—
Net operating loss carryforward	136,000	—
Non-Qualified Deferred Compensation Plan	105,000	—
Total deferred tax assets	680,000	385,000

Deferred tax liabilities
Intangible drilling costs	(111,000)	(283,000)
Total deferred tax liability	(111,000)	(283,000)
Net deferred income tax asset (payable)	$569,000	$102,000

9. CASH FLOW INFORMATION

The Company does not consider any of its assets, other than cash and certificates of deposit shown as cash on the balance sheet, to meet the definition of a cash equivalent.

Net cash provided by operating activities includes cash payments for the following:

	2025	2024	2023

Income taxes	$-	$-	$-

Excluded from the Consolidated Statements of Cash Flows were the effects of certain non-cash investing and financing activities, as follows:

	2025	2024	2023
Addition (Reduction) of oil & gas
properties by recognitions of
asset retirement obligation	$25,000	$(200,000)	$(251,000)
	$25,000	$(200,000)	$(251,000)

	2025	2024	2023
Proceeds from sales of oil and gas properties	$—	$—	$104,000
Less:
Qualified Intermediary accounts receivable	—	—	—
	$—	$—	$104,000

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

As of December 31, 2025, the Company had approximately $22,169,000 in checking, money market, certificates of deposit, treasury bonds, cash held by an investment company, and mutual funds. The Treasury Bond of approximately $252,000 is backed by the U.S. Government and is not insured. Mutual funds and cash held at an investment company of approximately $2,790,000 are not insured by the FDIC and are at risk as of December 31, 2025. Certificates of deposits held by various banks in excess of the $250,000 FDIC insured amount were approximately $1,500,00, and cash at banks in excess of the FDIC insured amount of $250,000 were approximately $1,528,000 at December 31, 2025.

Most of the Company's business activity is located in Texas. Accounts receivable as of December 31, 2025, and 2024, are due from both individual and institutional owners of joint interests in oil and gas wells as well as purchasers of oil and natural gas. A portion of the Company's ability to collect these receivables is dependent upon revenues generated from sales of oil and natural gas produced by the related wells.

12. FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments at December 31, 2025 and 2024 follows:

	2025		2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash	$3,641,000	$3,641,000	$6,472,000	$6,472,000
Restricted cash	270,000	270,000	270,000	270,000
Long-term investments	17,590,000	17,590,000	16,575,000	16,575,000
Accounts receivable	2,041,000	2,041,000	1,854,000	1,854,000
Short-term investments	252,000	252,000	—	—

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

As of December 31, 2025, the Company has acquired bonds and letters of credit issued in favor of various state regulatory agencies as mandated by state law in order to comply with financial assurance regulations required to perform oil and gas operations within the various state jurisdictions.

The Company has seven $5,000 single-well bonds totaling $35,000 and one $10,000 single well bond with an insurance company, for wells the Company operates in Alabama.  The $5,000 bonds are written for a three-year period and have expiration dates of August 1, 2028.   The $10,000 bond is written for a one-year period and expired February 16, 2026.  Subsequent to year-end, this bond has been extended through February 16, 2027.

The Company has six letters of credit from a bank issued for the benefit of various state regulatory agencies in New Mexico, Oklahoma, the U.S. Department of the Interior Bureau of Indian Affairs, and Louisiana, ranging in amounts from $20,000 to $100,000 and totaling $270,000.  These letters of credit are fully secured by funds on deposit with the bank in business money market accounts and automatically extend for a period of one year unless cancelled by the beneficiary.

The Company has eight additional letters of credit from one bank issued for the benefit of various state agencies in Texas and New Mexico ranging from $25,000 to $300,000 totaling $600,000. These letters of credit are secured by long-term certificates of deposit at the bank.

The Company received a notice letter from the Bureau of Land Management dated September 5, 2025 that their bonding requirement for a statewide bond in the state of New Mexico will increase to $500,000, effective June 22, 2026 and failure to comply may result in a shut down order, cancellation of leases and federal suspension or debarment. On December 18, 2025, the BLM announced that it had extended the requirement date to June 22, 2027.

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

14. ADDITIONAL OPERATIONS AND BALANCE SHEET INFORMATION

Certain information about the Company's operations for the years ended December 31, 2025, 2024 and 2023 follows.

Dependence on Purchasers and Operators

The following is a summary of a partial list of purchasers / operators (listed by percent of total oil and natural gas sales) from oil and natural gas produced by the Company for the three-year period ended December 31,2025. The Company made sales of oil and natural gas to approximately 89 different purchasers / operators during 2025.

Purchaser / Operator	2025	2024	2023
Energy Transfer Crude	14%	18%	17%
Merit Energy Company	13%	1%	—
Enlink Gas Marketing, LTD.	12%	9%	11%
Bedrock Energy Partners	7%	6%	7%

Oil and natural gas production is sold to many different purchasers/operators under market sensitive, short-term contracts.

Except as set forth above, there are no other purchasers/operators of the Company’s oil and natural gas production that individually accounted for more than six percent (6.0%) of the Company's oil and natural gas revenues during the three years ended December 31, 2025.

The Company currently has no hedged contracts.

Certain revenues, costs and expenses related to the Company's oil and gas operations are as follows:

	Year Ended December 31,
	2025	2024	2023
Capitalized costs relating to oil and gas
producing activities:
Unproved properties	$1,793,000	$1,822,000	$1,876,000
Proved properties	25,135,000	24,581,000	23,973,000
Total capitalized costs	26,928,000	26,403,000	25,849,000
Accumulated amortization	(25,961,000)	(25,678,000)	(25,438,000)
Total capitalized costs, net	$967,000	725,000	$411,000

	Year Ended December 31,
	2025	2024	2023
Costs incurred in oil and gas property
acquisitions, exploration and development:
Acquisition of properties	$—	$—	$—
Development costs	478,000	298,000	565,000
Total costs incurred	$478,000	$298,000	$565,000

	Year Ended December 31,
	2025	2024	2023
Results of operations from producing activities:
Sales of oil and gas	$3,829,000	$3,659,000	$4,502,000

Production costs	2,059,000	2,473,000	2,170,000
Amortization of oil and gas properties	284,000	240,000	134,000
Total production costs	2,343,000	2,713,000	2,304,000
Total net revenue	$1,486,000	$946,000	$2,198,000

	Year Ended December 31,
	2025	2024	2023
Sales price per equivalent Mcf	$6.93	$5.16	$5.56
Production costs per equivalent Mcf	$3.72	$.49	$.69
Amortization per equivalent Mcf	$0.51	$0.34	$0.20

	Year Ended December 31,
	2025	2024	2023
Results of operations from gas gathering
and equipment rental activities:
Revenue	$71,000	$122,000	$120,000
Operating expenses	46,000	19,000	54,000
Depreciation	3,000	3,000	4,000
Total costs	49,000	22,000	58,000
Total net revenue	$22,000	$100,000	$62,000

15. BUSINESS SEGMENTS

The Company's three business segments are (1) oil and gas exploration, acquisition, production, and operations, (2) transportation and compression of natural gas, and (3) commercial real estate investment. Management has chosen to organize the Company into three segments based on the products or services provided. The following is a summary of selected information for these segments for the three-year period ended December 31, 2025:

	Year Ended December 31,
	2025	2024	2023
Revenues: (1)
Oil and gas exploration, production	$4,004,000	$3,827,000	$4,658,000
and operations
Gas gathering, compression and	71,000	122,000	120,000
equipment rental
Real estate rental	288,000	255,000	270,000
	$4,363,000	$4,204,000	$5,048,000

	Year Ended December 31,
	2025	2024	2023
Depreciation, depletion, and
amortization expense:
Oil and gas exploration, production	$327,000	$283,000	$155,000
and operations
Impairment of oil and gas assets	—	—	—
Gas gathering, compression and	3,000	3,000	4,000
equipment rental
Real estate rental	67,000	72,000	70,000
	$397,000	$358,000	$229,000

	Year Ended December 31,
	2025	2024	2023
Income (loss) from operations:
Oil and gas exploration, production	$74,000	$970,000	$1,824,000
and operations
Gas gathering, compression and	22,000	100,000	62,000
equipment rental
Real estate rental	27,000	48,000	39,000
	123,000	1,118,000	1,925,000
Corporate and other (2)	(2,005,000)	(1,747,000)	(1,918,000)
Consolidated net income (loss)	$(1,822,000)	$(629,000)	$7,000

	Year Ended December 31,
	2025	2024	2023
Identifiable assets net of DDA:
Oil and gas exploration, production
and operations	$1,648,000	$897,000	$777,000
Gas gathering, compression and
equipment rental	47,000	50,000	53,000
Real estate rental	1,242,000	1,309,000	1,363,000
	2,937,000	2,256,000	2,193,000
Corporate and other (3)	24,514,000	25,318,000	25,953,000
Consolidated total assets	$27,451,000	$27,574,000	$28,146,000

Note (1): All reported revenues are from external customers.

Note (2): Corporate and other includes general and administrative expenses, other non-operating income and expense and income taxes.

Note (3): Corporate and other includes cash, accounts and notes receivable, inventory, other property and equipment and intangible assets.

16. SUPPLEMENTARY INCOME STATEMENT INFORMATION

The following items were charged directly to expense:

	Year Ended December 31,
	2025	2024	2023
Maintenance and repairs	$46,000	$19,000	$54,000
Production taxes	157,000	154,000	208,000
Taxes, other than payroll and income taxes	20,000	22,000	20,000

17. QUARTERLY DATA (UNAUDITED)

The table below reflects selected quarterly information for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31, 2025
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$1,195,000	$1,040,000	$958,000	1,249,000
Expense	(1,236,000)	(1,308,000)	(1,248,000)	(3,931,000)
Operating income (loss)	(41,000)	(268,000)	(290,000)	(2,682,000)
Other revenues	208,000	212,000	208,000	197,000
Net income (loss)	167,000	(56,000)	(82,000)	(2,485,000)
Current tax (provision) benefit	(13,000)	(1,000)	14,000	107,000
Deferred tax (provision) benefit	(4,000)	(13,000)	277,000	207,000
Net income (loss)	$150,000	$(70,000)	$209,000	$(2,171,000)
Earnings (loss) per share of
common stock
Basic and diluted	$0.02	$(0.01)	$0.03	$(0.32)

	Year Ended December 31, 2024
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$1,021,000	$1,116,000	$888,000	1,230,000
Expense	(1,167,000)	(1,561,000)	(1,081,000)	(2,221,000)
Operating income (loss)	(146,000)	(445,000)	(193,000)	(991,000)
Other revenues	227,000	243,000	251,000	236,000
Net income (loss)	81,000	(202,000)	58,000	(755,000)
Current tax (provision) benefit	(4,000)	60,000	9,000	62,000
Deferred tax (provision) benefit	1,000	2,000	79,000	(20,000)
Net income (loss)	$78,000	$(140,000)	$146,000	$(713,000)
Earnings (loss) per share of
common stock
Basic and diluted	$0.01	$(0.02)	$0.02	$(0.10)

	Year Ended December 31, 2023
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$1,167,000	$1,054,000	$1,674,000	1,210,000
Expense	(1,514,000)	(1,125,000)	(1,273,000)	(2,181,000)
Operating income (loss)	(347,000)	(71,000)	401,000	(971,000)
Other revenues	229,000	199,000	209,000	228,000
Net income (loss)	(118,000)	128,000	610,000	(743,000)
Current tax (provision) benefit	—	(17,000)	(44,000)	70,000
Deferred tax (provision) benefit	21,000	14,000	11,000	75,000
Net income (loss)	$(97,000)	$125,000	$577,000	$(598,000)
Earnings (loss) per share of
common stock
Basic and diluted	$(0.01)	$0.02	$0.09	$(0.10)

18. SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

The Company’s net proved oil and natural gas reserves as of December 31, 2025, 2024, and 2023, have been estimated by Company personnel.

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

The following reserve estimates were based on existing economic and operating conditions. Oil and natural gas prices for 2025, 2024, and 2023 were calculated using a 12-month average price, calculated as the un-weighted arithmetic average of the first-day-of-the month price for each month of each year. Operating costs, production and ad valorem taxes and future development costs were based on current costs with no escalation.

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

Changes in Estimated Quantities of Proved Oil and Gas Reserves (Unaudited):

Quantities of Proved Reserves:	Crude Oil Bbls	Natural Gas Mcf
Balance December 31, 2022	157,840	4,126,160
Sales of reserves in place	—	—
Acquired properties	554	—
Extensions and discoveries	6,920	37,550
Revisions of previous estimates *	8,078	(1,907,371)
Production	(33,522)	(608,499)
Balance December 31, 2023	139,870	1,647,840
Sales of reserves in place	—	—
Acquired properties	480	224,730
Extensions and discoveries	4,400	41,300
Revisions of previous estimates *	12,326	289,053
Production	(28,336)	(538,803)
Balance December 31, 2024	128,740	1,664,120
Sales of reserves in place	—	—
Acquired properties	—	—
Extensions and discoveries	1,677	3,799
Revisions of previous estimates *	18,498	1,344,800
Production	(27,445)	(597,299)
Balance December 31, 2025	121,470	2,415,420

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Natural Gas Reserves (Unaudited).

The Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Natural Gas Reserves ("Standardized Measures") does not purport to present the fair market value of a company's oil and gas properties. An estimate of such value should consider, among other factors, anticipated future prices of oil and natural gas, the probability of recoveries in excess of existing proved reserves, the value of probable reserves and acreage prospects, and perhaps different discount rates. It should be noted that estimates of reserve quantities, especially from new discoveries, are inherently imprecise and subject to substantial revision. Reserve estimates were prepared in accordance with standard Security and Exchange Commission guidelines. The future net cash flow for 2025, 2024, and 2023, was computed using a 12-month average price, calculated as the un-weighted arithmetic average of the first-day-of-the month price for each month of the year. Lease operating costs, compression, dehydration, transportation, ad valorem taxes, severance taxes, and federal income taxes were deducted. Costs and prices were held constant and were not escalated over the life of the properties. No deduction has been made for interest. The annual discount of estimated future cash flows is defined, for use herein, as future cash flows discounted at 10% per year, over the expected period of realization.

Proved Developed Reserves were calculated based on Decline Curve Analysis on operated wells and non-operated wells; however, non-operated wells that were materially insignificant were excluded from the reserve estimate

The Company emphasizes that reserve estimates are inherently imprecise. Accordingly, the estimates are expected to change as more current information becomes available. It is reasonably possible that, because of changes in market conditions or the inherent imprecision of these reserve estimates, that the estimates of future cash inflows, future gross revenues, the amount of oil and natural gas reserves, the remaining estimated lives of the oil and natural gas properties, or any combination of the above may be increased or reduced in the near term. If reduced, the carrying amount of capitalized oil and gas properties may be reduced materially in the near term.

	Year Ended December 31,
	2025	2024	2023
Future production revenue	$15,635,000	$13,693,000	$15,188,000
Future development costs	—	—	—
Future production costs	(9,288,000)	(7,974,000)	(8,294,000)
Future net cash flow before Federal income taxes	6,347,000	5,719,000	6,894,000
Future income taxes	(952,000)	(858,000)	(1,034,000)
Future net cash flows	5,395,000	4,861,000	5,860,000
Effect of 10% annual discounting	(1,056,000)	(797,000)	(1,041,000)
Standardized measure of discounted cash flows	$4,339,000	$4,064,000	$4,819,000

Changes in the standardized measure of discounted future net cash flows:

	Year Ended December 31,
	2025	2024	2023
Future production revenue	$4,064,000	$4,819,000	$13,465,000

Sales of oil and gas, net of production costs	(1,684,000)	(1,144,000)	(2,219,000)
Net changes in prices and production costs	789,000	(398,000)	(6,996,000)
Extensions, discoveries, additions less related costs	75,000	177,000	330,000
Development costs incurred	59,000	86,000	538,000
Revision of previos quantity estimates	449,000	307,000	(885,000)
Net change in purchase and sales of minerals in place	(15,000)	106,000	1,000
Net change in income taxes	(46,000)	43,000	(76,000)
Accretion of discount	406,000	482,000	1,347,000
Other	242,000	(414,000)	(686,000)
	$4,339,000	$4,064,000	$4,819,000

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023

SCHEDULE II

	Balance	Costs & Expenses	Deductions	Ending Balance
Allowance for credit losses

December 31, 2025	$52,000	$—	$1,000	$51,000

December 31, 2024	$15,000	$37,000	$—	$52,000

December 31, 2023	$15,000	$—	$—	$15,000

SCHEDULE III

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION

Initial Cost to Corporation					Total Cost
Description		Encumbrances	Land	Buildings	Subsequent to Acquisition

Two story multi-tenant garden office building with sub-grade parking garage located in Dallas, Texas		(b)	$ 688,000	$ 1,298,000	$ 628,000

Gross amounts at which carried at close of year

Land	Buildings	Total	Accumulated Depreciation	Life on which Depreciation Calculated	Date Acquired

$ 688,000	$1,926,000	$ 2,614,000	$ 1,371,000	(a)	12/27/2004

Notes to Schedule III

(a) See Footnote 2 to the Financial Statements outlining depreciation methods and lives.

(b) None

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

Schedule IIIa

(c) The reconciliation for investments in real estate and accumulated depreciation for the years ended December 31, 2025 are as follows

	Investments in Real Estate	Accumulated Depreciation
Balance, December 31, 2022	2,591,000	1,163,000
Acquisitions	4,000
Depreciation expense		69,000
Balance, December 31, 2023	2,595,000	1,232,000
Acquisitions	19,000
Depreciation expense		72,000
Balance, December 31, 2024	2,614,000	1,304,000
Acquisitions
Depreciation expense		67,000
Balance, December 31, 2025	2,614,000	1,371,000