Form 10-Q
period 2026-03-31
SPINDLETOP OIL & GAS CO
filed 2026-05-20
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value	6,598,303
(Class)	(Outstanding at May 20, 2026)

DOCUMENTS INCORPORATED BY REFERENCE

None

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

FORM 10-Q
For the quarter ended March 31, 2026

Index to Consolidated Financial Statements and Schedules

Part I – Financial Information:	Page

Item 1. – Financial Statements

Consolidated Balance Sheets	4 - 5
March 31, 2026 (Unaudited) and December 31, 2025

Consolidated Statements of Operations (Unaudited)	6
Three Months Ended March 31, 2026 and 2025

Consolidated Statements of Changes in Shareholder's Equity (Unaudited)	7
Three Months Ended March 31, 2026 and 2025

Consolidated Statements of Cash Flow (Unaudited)	8
Three Months Ended March 31, 2026 and 2025

Notes to Consolidated Financial Statements	9

Item 2. – Management’s Discussion and Analysis of Financial
Condition and Results of Operations	10

Item 4. – Controls and Procedures	15

Part II – Other Information:

Item 5. – Other Information	18

Item 6. – Exhibits	19

Part I - Financial Information

Item 1. - Financial Statements

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$4,256,000	$3,641,000
Restricted cash	270,000	270,000
Accounts receivable	2,442,000	2,041,000
Income tax receivable	132,000	132,000
Other short-term investments	752,000	252,000
Total Current Assets	7,852,000	6,336,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	27,659,000	27,568,000
Rental equipment	465,000	465,000
Gas gathering system	115,000	115,000
Other property and equipment	479,000	479,000
	28,718,000	28,627,000
Accumulated depreciation and amortization	(26,996,000)	(26,916,000)
Total Property and Equipment	1,722,000	1,711,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,925,000	1,925,000
Accumulated depreciation	(1,387,000)	(1,371,000)
Total Real Estate Property	1,226,000	1,242,000

Other Assets
Deferred Income Tax Asset	538,000	569,000
Other long-term investments	16,500,000	17,590,000
Other	3,000	3,000
Total Other Assets	17,041,000	18,162,000
Total Assets	$27,841,000	$27,451,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$6,834,000	$6,740,000
Total Current Liabilities	6,834,000	6,740,000

Noncurrent Liabilities
Other long-term liabilities	538,000	500,000
Asset retirement obligation	5,883,000	5,883,000
Total Noncurrent Liabilities	6,421,000	6,383,000

Total Liabilities	13,255,000	13,123,000

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 6,598,303 outstanding at March 31, 2026, and 6,598,370 outstanding at December 31, 2025.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury stock, at cost	(2,270,000)	(2,270,000)
Retained earnings	15,836,000	15,578,000
Total Shareholders' Equity	14,586,000	14,328,000
Total Liabilities and Shareholders' Equity	$27,841,000	$27,451,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended ,
	March 31 ,	March 31 ,
	2026	2025
Revenues
Oil and gas revenues	$1,181,000	$1,052,000
Revenue from lease operations	41,000	43,000
Gas gathering, compression, equipment rental	24,000	18,000
Real estate rental income	64,000	71,000
Other	11,000	11,000
Total Revenues	1,321,000	1,195,000

Expenses
Lease operations	204,000	290,000
Production taxes, gathering and marketing	158,000	141,000
Pipeline and rental operations	3,000	13,000
Real estate operations	27,000	25,000
Depreciation and amortization	96,000	46,000
ARO accretion expense	—	—
General and administrative	712,000	721,000
Total Expenses	1,200,000	1,236,000
Income (Loss) from operations	121,000	(41,000)

Other Revenue
Interest Income	168,000	208,000
Total Other Revenue and Expense	168,000	208,000
Income before income tax	289,000	167,000

Current income tax provision	—	13,000
Deferred income tax provision	31,000	4,000
Total income tax provision	31,000	17,000
Net Income	$258,000	$150,000

Earnings per Share of Common Stock
Basic and diluted	$0.04	$0.02

Weighted Average Shares Outstanding
Basic and diluted	6,598,347	6,739,943

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Three Months Ended March 31, 2026 and March 31, 2025
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings

Balance December 31, 2025	7,677,471	$77,000	$943,000	1,079,101	$(2,270,000)	$15,578,000

Purchase of 67 shares of Common Stock as Treasury Stock	—	—	—	67	—	—

Net income	—	—	—	—	—	258,000
Balance March 31, 2026	7,677,471	$77,000	$943,000	1,079,168	$(2,270,000)	$15,836,000

Balance December 31, 2024	7,677,471	$77,000	$943,000	937,528	$(1,919,000)	$17,460,000

Net Income	—	—	—	—	—	150,000
Balance March 31, 2025	7,677,471	$77,000	943,000	937,528	(1,919,000)	17,610,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2026	2025
Cash Flows from Operating Activities
Net Income	$258,000	$150,000
Reconciliation of net Income to net cash
provided by operating activities
Depreciation and amortization	96,000	46,000
Changes in accounts receivable	(150,000)	(278,000)
Changes in income tax receivable	—	13,000
Changes in accounts payable and accrued liabilities	94,000	337,000
Changes in other long-term liabilities	38,000	—
Changes in deferred Income tax asset	31,000	4,000

Net cash provided for operating activities	367,000	272,000

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development	(90,000)	(176,000)
Changes in other short-term investments	(752,000)	—
Changes in other long-term investments	1,090,000	1,025,000

Net cash provided (used) for Investing activities	248,000	849,000

Cash Flows from Financing Activities

Net cash used for financing activities	—	—
Increase in cash, cash equivalents, and restricted cash	615,000	1,121,000

Cash, cash equivalents, and restricted cash at beginning of period	3,911,000	6,742,000
Cash, cash equivalents, and restricted cash at end of period	$4,526,000	$7,863,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND ORGANIZATION

The accompanying financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Accordingly, the reader of this Form 10-Q may wish to refer to the Company's Form 10-K for the year ended December 31, 2025, for further information.

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

Effective March 2, 2026, the Company repurchased 67 shares of its common stock from a non-controlling, unaffiliated shareholder for a negotiated purchase price of $166.16 or $2.48 per share. The repurchased shares are held as Treasury Stock.

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

Subsequent Events

The Company has evaluated subsequent events through May 20, 2026, the date on which the financial statements were available to be issued.

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

Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the factors listed and described at Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been changes to the risk factors previously described in the Company’s Form 10-K. for the fiscal year ended December 31, 2025 (the “Form 10-K”), including significant global economic and other global factors occurring during 2025 which are described in the following paragraphs.

Prices for oil and natural gas fluctuate widely due to a number of factors that are beyond our control. Declines in oil and natural gas prices significantly affect our financial condition and results of operations. Our revenues, profitability and cash flow are highly dependent upon the prices we realize from the sale of oil, natural gas and NGLs. Historically, the markets for these commodities are very volatile. Prices for oil, natural gas and NGLs can move quickly and fluctuate widely in response to a variety of factors that are beyond our control. These factors include, among others:

•	the duration and economic and financial impact of epidemics, pandemics or other public health issues;
•	changes in regional, domestic and foreign supplies of, and consumer and industrial/commercial demand for oil and natural gas~~.~~, as well as perceptions of supply of, and demand for, oil and natural gas generally;
•	domestic and international drilling activity;
•	the price and quantity of foreign imports;
•	anticipated future prices of oil and natural gas, alternative fuels and other commodities;
•	the amount of exports from the U.S.;
•	the level of global and U.S. inventories and reserves;
•	weather conditions and seasonal trends;
•	natural disasters and other extraordinary events;
•	U.S. and worldwide political and economic conditions, including but not limited to, the imposition of tariffs or trade or other economic sanctions, including political instability or armed conflict and related sanctions including, but not limited to, the conflicts in the Middle East, Ukraine and Iran, and political instability in Venezuela;
•	technological advances affecting energy consumption and energy supply;
•	domestic and foreign governmental regulations and taxation;
•	the strength or weakness of the U.S. dollar to other currencies;
•	the actions of other oil producing and exporting nations, including the Organization of Petroleum Exporting Countries;
•	the availability, proximity, cost, and capacity of appropriate pipeline infrastructure, treating, transportation, gathering, processing, compression, storage, and refining and export facilities;
•	the price and availability of, and demand for, competing energy sources, including alternative energy sources;
~~•~~	the effect of worldwide energy conservation measures, alternative fuel requirements and climate change-related legislation, policies, initiatives and developments;
•	technological advances and consumer and industrial/commercial behavior, preferences and attitudes, in each case affecting energy generation, transmission, storage and consumption;
•	the nature and extent of governmental regulation, including environmental and other climate change-related regulation, regulation of financial derivative transactions and hedging activities, tax laws, regulations and laws, and regulations with respect to the import and export of oil, and natural gas and related commodities~~:~~
•	inflation and ability to acquire critical material, equipment or services in a timely or cost effective manner;
•	the level and effect of trading in commodity futures markets, including trading by commodity price speculators and others; and
•	the availability of capital or level of hedging across the energy industry in the U.S. and internationally.

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

Results of Operations

Three months ended March 31, 2026, compared to the three months ended March 31, 2025

Oil and gas revenues for the first three months of 2026 were $1,181,000, as compared to $1,052,000 for the same period in 2025, an increase of approximately $129,000 or 12.3%.

Oil sales for the first three months of 2026 were approximately $576,000 compared to approximately $533,000 for the first three months of 2025, an increase of approximately $43,000 or 8.1%. Oil sales volumes for the first three months of 2026 were approximately 8,346 bbls, compared to approximately 6,734 bbls during the same period in 2025, an increase of approximately 1,612 bbls, or 23.9%,

Average oil prices received were $64.79 per bbl in the first three months of 2026 compared to $72.85 per bbl in the first three months of 2025, a decrease of approximately $8.06 per bbl or 11.1%.

Natural gas revenues for the first three months of 2026 were $605,000 compared to $519,000 for the same period in 2025, an increase of approximately $86,000 or 16.6%. Natural gas sales volumes for the first three months of 2026 were approximately 144,000 mcf compared to approximately 145,000 mcf during the first three months of 2025, a decrease of approximately 1,000 mcf or 0.7%.

Average gross natural gas prices received were $4.47 per mcf in the first three months of 2026 as compared to $3.58 per mcf in the same time period in 2025, an increase of approximately $0.89 per mcf or 24.7%.

Revenues from lease operations were $41,000 in the first three months of 2026 compared to $43,000 in the first three months of 2025, a decrease of approximately $2,000 or 4.7%. Revenues from lease operations are derived from field supervision charged to operated leases along with operator overhead charged to operated leases.

Revenues from gas gathering, compression and equipment rental for the first three months of 2026 were $24,000 compared to $18,000 for the same period in 2025, an increase of approximately $6,000 or 33.3%. These revenues are derived from gas volumes produced and transported through the Company owned gas gathering systems.

Real estate revenue was approximately $64,000 during the first three months of 2026 compared to $71,000 for the first three months of 2025, a decrease of approximately $7,000, or 9.9%.

Interest income was $168,000 during the first three months of 2026 as compared to $208,000 during the same period in 2025, a decrease of approximately $40,000 or 19.2%. Interest income is due to the Company investing its funds in both long-term and short-term certificates of deposit accounts paying higher rates of interest than those received in money market accounts.

Other revenues for the first three months of 2026 were $11,000 as compared to $11,000 for the same period in 2025.

Lease operating expenses in the first three months of 2026 were approximately $204,000 as compared to $290,000 in the first three months of 2025, a net decrease of approximately $86,000, or 29.7%.

Production taxes, gathering and marketing expenses in the first three months of 2026 were approximately $158,000 as compared to $141,000 for the first three months of 2025, an increase of approximately $17,000 or 12.1%.

Pipeline and rental expenses for the first three months of 2026 were $3,000 compared to $13,000 for the same time period in 2025, a decrease of $10,000 or 76.9%.

Real estate expenses in the first three months of 2026 were approximately $27,000 compared to $25,000 during the same period in 2025, an increase of approximately $2,000 or 8%.

Depreciation, depletion, and amortization expenses for the first three months of 2026 were $96,000 as compared to $46,000 for the same period in 2025, an increase of $50,000, or 108.7%. Amortization of the amount for the full cost pool for the first three months of 2026 was $68,000 compared to $17,000 for the same period of 2025. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31,2025. This re-evaluated reserve base was reduced for oil and gas reserves that were produced or sold during the first three months of 2026 and adjusted for newly acquired reserves or for changes in estimated production curves and future price assumptions. A year-to-date depletion rate of 6.162% for the three months ended 2026 was applied to the Company’s full cost pool of un-depleted capitalized oil and natural gas properties compared to a year-to-date rate of 2.266% for the same period in 2025.

There was no additional adjustment to Asset Retirement Obligation (“ARO”) expense for the first three months of 2026 as compared to no adjustment for the same period in 2025. The ARO expense is calculated to be the discounted present value of the estimated future cost to plug and abandon the Company’s wells.

General and administrative expenses for the first three months of 2026 were approximately $712,000 as compared to approximately $721,000 for the same period of 2025, a decrease of approximately $9,000 or 1.3%.

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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2026, that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

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

Effective July 1, 2025, the Company’s stock was downgraded to the OTC Markets Pink Limited market. Now when someone goes to the OTC Markets website to get a quotation on the Company’s stock, the following is under the Company’s name and trading symbol with the term “Warning!” in bold and red print

:

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

Item 5. – Other Information

Oklahoma

During the second quarter of 2025, the Company participated in the drilling of a new horizontal well in Major County, OK, targeting Mississippian Lime.  The Reutlinger 22-27-1H well was spud on June 6, 2025, and was drilled to an approximate true vertical depth (TVD) of 9,000 ft and a measured depth of 14,575 ft and is currently awaiting casing and completion.  The Company owns a 0.0234375 non-operated working interest in the well. The operator started the completion phase during the second quarter of 2026, subsequent to the end of the first quarter.

During the first quarter of 2026, the Company participated in the drilling of a new horizontal well in Custer County, OK targeting the Cherokee Formation. The Edward 30-31-DP #1H was spud on January 4, 2026 and was drilled to a total depth of 21,570 ft. The Company owns an estimated 0.01725466 non-operated working interest in the well. The operator started the completion phase during the second quarter of 2026, subsequent to the end of the first quarter.

Also, during the first quarter of 2026, the Company participated in the drilling of a horizontal well in Custer County, OK targeting the Des Moines Formation.  The Aracari 1-12-1XH well was spud on May 2, 2026, subsequent to the end of the first quarter, and is currently in the drilling phase.  The Company owns an estimated 0.015674 non-operated working interest in the well.

For all the above wells, the Company cautions that the initial production rates of a newly completed well or newly recompleted well can have steep decline rates and the initial production rates reported above may not be an indicator of the ultimate oil and gas recoveries obtained from the well.  Additionally, production rates of well(s) acquired by the Company at the effective date may not be an indicator of the ultimate oil and gas recoveries to be obtained by the well.

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

SPINDLETOP OIL & GAS CO.
(Registrant)

Date: May 20, 2026	By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

Date: May 20, 2026	By:/s/ Michelle H. Mazzini
Michelle H. Mazzini
Vice President, Secretary

Date: May 20, 2026	By:/s/ Robert E. Corbin
Robert E. Corbin
Principal Financial Officer and
Accounting Manger