Form 10-Q
period 2026-06-30
SPINDLETOP OIL & GAS CO
filed 2026-08-19
CIK 867038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common, as of the latest practicable date.

Common Stock, $0.01 par value	6,598,303
(Class)	(Outstanding at August 19, 2026)

DOCUMENTS INCORPORATED BY REFERENCE

None

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES

FORM 10-Q
For the quarter ended June 30, 2026

Index to Consolidated Financial Statements and Schedules

Part I – Financial Information:	Page

Item 1. – Financial Statements

Consolidated Balance Sheets
June 30, 2026 (Unaudited) and December 31, 2025	4 - 5

Consolidated Statements of Operations (Unaudited)	6
Six Months Ended June 30, 2026 and 2025 Three Months Ended June 30, 2026 and 2025

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)	7
Six Months Ended June 30, 2026 and 2025
Three Months Ended June 30, 2026 and 2025

Consolidated Statements of Cash Flow (Unaudited)
Six Months Ended June 30, 2026 and 2025	8

Notes to Consolidated Financial Statements	9

Item 2. – Management’s Discussion and Analysis of Financial
Condition and Results of Operations	10

Item 4. – Controls and Procedures	15

Part II – Other Information:

Item 5. – Other Information	16

Item 6. – Exhibits	17

Part I - Financial Information

Item 1. - Financial Statements

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$5,127,000	$3,641,000
Restricted cash	270,000	270,000
Accounts receivable	2,231,000	2,041,000
Income tax receivable	54,000	132,000
Other short-term investments	752,000	252,000
Total Current Assets	8,434,000	6,336,000

Property and Equipment - at cost
Oil and gas properties (full cost method)	27,231,000	27,568,000
Rental equipment	465,000	465,000
Gas gathering system	115,000	115,000
Other property and equipment	479,000	479,000
	28,290,000	28,627,000
Accumulated depreciation and amortization	(27,031,000)	(26,916,000)
Total Property and Equipment	1,259,000	1,711,000

Real Estate Property - at cost
Land	688,000	688,000
Commercial office building	1,925,000	1,925,000
Accumulated depreciation	(1,404,000)	(1,371,000)
Total Real Estate Property	1,209,000	1,242,000

Other Assets
Deferred Income Tax Asset	473,000	569,000
Other long-term investments	16,651,000	17,590,000
Other	3,000	3,000
Total Other Assets	17,127,000	18,162,000
Total Assets	$28,029,000	$27,451,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$6,220,000	$6,740,000
Total Current Liabilities	6,220,000	6,740,000

Noncurrent Liabilities
Other long-term liabilities	593,000	500,000
Asset retirement obligation	5,883,000	5,883,000
Total Noncurrent Liabilities	6,476,000	6,383,000

Total Liabilities	12,696,000	13,123,000

Shareholders' Equity
Common stock, $.01 par value, 100,000,000 shares authorized; 7,677,471 shares issued and 6,598,303 outstanding at June 30, 2026, and 6,598,370 outstanding at December 31, 2025.	77,000	77,000
Additional paid-in capital	943,000	943,000
Treasury stock, at cost	(2,270,000)	(2,270,000)
Retained earnings	16,583,000	15,578,000
Total Shareholders' Equity	15,333,000	14,328,000
Total Liabilities and Shareholders' Equity	$28,029,000	$27,451,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
Revenues
Oil and gas revenues	$2,987,000	$1,928,000	$1,806,000	$876,000
Revenue from lease operations	82,000	91,000	41,000	48,000
Gas gathering, compression, equipment rental	43,000	44,000	19,000	26,000
Real estate rental income	131,000	142,000	67,000	71,000
Other	22,000	30,000	11,000	19,000
Total Revenues	3,265,000	2,235,000	1,944,000	1,040,000

Expenses
Lease operations	557,000	587,000	353,000	297,000
Production taxes, gathering and marketing	345,000	281,000	187,000	140,000
Pipeline and rental operations	7,000	26,000	4,000	13,000
Real estate operations	48,000	49,000	21,000	24,000
Depreciation and amortization	148,000	188,000	52,000	142,000
General and administrative	1,310,000	1,413,000	598,000	692,000
Total Expenses	2,415,000	2,544,000	1,215,000	1,308,000
Income (Loss) from operations	850,000	(309,000)	729,000	(268,000)

Other Revenue
Interest Income	329,000	420,000	161,000	212,000
Total Other Revenue and Expense	329,000	420,000	161,000	212,000
Income (Loss) before income tax	1,179,000	111,000	890,000	(56,000)
Current income tax provision	78,000	14,000	78,000	1,000
Deferred income tax provision	96,000	17,000	65,000	13,000
Total income tax provision	174,000	31,000	143,000	14,000
Net Income (Loss)	$1,005,000	$80,000	$747,000	$(70,000)

Earnings (Loss) per Share of Common
Stock Basic and Diluted	$0.15	$0.01	$0.11	$(0.01)

Weighted Average Shares Outstanding
Basic and diluted	6,598,325	6,716,478	6,598,303	6,693,271

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Six Months Ended June 30, 2026 and June 30, 2025
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock Shares	Treasury Stock Amount	Retained Earnings

Balance December 31, 2025	7,677,471	$77,000	$943,000	1,079,101	$(2,270,000)	$15,578,000

Purchase of 67 shares of Common Stock as Treasury Stock				67

Net income	—	—	—	—	—	$258,000
Balance March 31, 2026	7,677,471	$77,000	$943,000	1,079,168	$(2,270,000)	$15,836,000

Net income	—	—	—	—	—	$747,000
Balance June 30, 2026	7,677,471	$77,000	$943,000	1,079,168	$(2,270,000)	$16,583,000

Balance December 31, 2024	7,677,471	$77,000	$943,000	937,528	$(1,919,000)	$17,460,000

Net Income	—	—	—	—	—	150,000
Balance March 31, 2025	7,677,471	$77,000	$943,000	937,528	$(1,919,000)	$17,610,000

Purchase of 141,573 shares of Common Stock as Treasury Stock				141,573	$(351,000)

Net (Loss)	—	—	—	—	—	$(70,000)
Balance June 30, 2025	7,677,471	$77,000	$943,000	1,079,101	$(2,270,000)	$17,540,000

The accompanying notes are an integral part of these statements.

SPINDLETOP OIL & GAS CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2026	2025
Cash Flows from Operating Activities
Net Income	$1,005,000	$80,000
Reconciliation of net Income to net cash
provided by operating activities
Depreciation and amortization	148,000	188,000
Changes in accounts receivable	(190,000)	248,000
Changes in income tax receivable	78,000	15,000
Changes in accounts payable and accrued liabilities	(520,000)	(210,000)
Changes in other long-term liabilities	93,000	—
Changes in deferred Income tax asset	96,000	17,000

Net cash provided for operating activities	710,000	338,000

Cash Flows from Investing Activities
Capitalized acquisition, exploration and development	(418,000)	(318,000)
Changes in other short-term investments	(500,000)	—
Changes in other long-term investments	939,000	1,025,000
Proceeds from sale of oil and gas properties	755,000	—

Net cash provided (used) for Investing activities	776,000	707,000

Cash Flows from Financing Activities
Purchase of treasury stock	—	(351,000)

Net cash used for financing activities	—	(351,000)
Increase in cash, cash equivalents, and restricted cash	1,486,000	694,000

Cash, cash equivalents, and restricted cash at beginning of period	3,911,000	6,742,000
Cash, cash equivalents, and restricted cash at end of period	$5,397,000	$7,436,000

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

Subsequent Events

The Company has evaluated subsequent events through August 19, 2026, the date on which the financial statements were available to be issued.

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

Some of the risks and uncertainties that may cause our actual results, performance, or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the factors listed and described at Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K, which investors should review. There have been changes to the risk factors previously described in the Company’s Form 10-K. for the fiscal year ended December 31, 2025 (the “Form 10-K”), including significant global economic and other global factors occurring during 2026 which are described in the following paragraphs.

Prices for oil and natural gas fluctuate widely due to a number of factors that are beyond our control. Declines in oil and natural gas prices significantly affect our financial condition and results of operations. Our revenues, profitability and cash flow are highly dependent upon the prices we realize from the sale of oil, natural gas and NGLs. Historically, the markets for these commodities are very volatile. Prices for oil, natural gas and NGLs can move quickly and fluctuate widely in response to a variety of factors that are beyond our control. These factors include, among others:

•	the duration and economic and financial impact of epidemics, pandemics or other public health issues;
•	changes in regional, domestic and foreign supplies of, and consumer and industrial/commercial demand for oil and natural gas~~.~~, as well as perceptions of supply of, and demand for, oil and natural gas generally;
•	domestic and international drilling activity;
•	the price and quantity of foreign imports;
•	anticipated future prices of oil and natural gas, alternative fuels and other commodities;
•	the amount of exports from the U.S.;
•	the level of global and U.S. inventories and reserves;
•	weather conditions and seasonal trends;
•	natural disasters and other extraordinary events;
•	U.S. and worldwide political and economic conditions, including but not limited to, the imposition of tariffs or trade or other economic sanctions, including political instability or armed conflict and related sanctions including, but not limited to, the conflicts in the Middle East, Ukraine and Iran, and political instability in Venezuela;
•	technological advances affecting energy consumption and energy supply;
•	domestic and foreign governmental regulations and taxation;
•	the strength or weakness of the U.S. dollar to other currencies;
•	the actions of other oil producing and exporting nations, including the Organization of Petroleum Exporting Countries;
•	the availability, proximity, cost, and capacity of appropriate pipeline infrastructure, treating, transportation, gathering, processing, compression, storage, and refining and export facilities;
•	the price and availability of, and demand for, competing energy sources, including alternative energy sources;
~~•~~	the effect of worldwide energy conservation measures, alternative fuel requirements and climate change-related legislation, policies, initiatives and developments;

•	technological advances and consumer and industrial/commercial behavior, preferences and attitudes, in each case affecting energy generation, transmission, storage and consumption;
•	the nature and extent of governmental regulation, including environmental and other climate change-related regulation, regulation of financial derivative transactions and hedging activities, tax laws, regulations and laws, and regulations with respect to the import and export of oil, and natural gas and related commodities~~:~~
•	inflation and ability to acquire critical material, equipment or services in a timely or cost-effective manner;
•	the level and effect of trading in commodity futures markets, including trading by commodity price speculators and others; and
•	the availability of capital or level of hedging across the energy industry in the U.S. and internationally.

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

Results of Operations

Six months ended June 30, 2026, compared to six months ended June 30, 2025

Oil and gas revenues for the first six months of 2026 were $2,987,000, as compared to $1,928,000 for the same period in 2025, an increase of approximately $1,059,000 or 54.9%. The increase is due to additional production from wells brought online in 2026 and an increase in oil and natural gas prices.

Oil sales for the first six months of 2026 were approximately $1,925,000 compared to approximately $987,000 for the first six months of 2025, an increase of approximately $859,000 or 87.1%. Oil sales volumes for the first six months of 2026 were approximately 23,180 bbls compared to approximately 13,500 bbls during the same period in 2025, an increase of approximately 9,680 bbls or 71.7%. The increase is primarily due to additional oil production from wells brought online in 2026 and an increase in oil prices.

Average oil prices received were $79.64 per bbl in the first half of 2026 compared to $66.64 per bbl in the first half of 2025, an increase of approximately $13.00 per bbl or 19.5%.

Natural gas revenue for the first six months of 2026 was $1,062,000 compared to $941,000 for the same period in 2025, an increase of approximately $121,000 or 12.9%. Natural gas sales volumes for the first six months of 2026 were approximately 291,300 mcf compared to approximately 293,800 mcf during the first six months of 2025, a decrease of approximately 2,500 mcf or 0.9%.

Average natural gas prices received were $3.65 per mcf in the first six months of 2026 as compared to $3.20 per mcf for the same time period in 2025, an increase of approximately $0.45 per mcf or 14.1%.

Revenues from lease operations were $82,000 in the first six months of 2026 compared to $91,000 in the first six months of 2025, a decrease of approximately 9,000 or 9.9%. Revenues from lease operations are derived from field supervision along with operator overhead charged to operated leases.

Revenues from gas gathering, compression and equipment rental for the first six months of 2026 were $43,000 compared to $44,000 for the same period in 2025, a decrease of approximately $1,000 or 2.3%. These revenues are derived from gas produced and transported through our gas gathering systems.

Real estate revenue was approximately $131,000 during the first six months of 2026 compared to $142,000 for the first six months of 2025, a decrease of approximately $11,000, or 7.7%.

Interest income was $329,000 during the first six months of 2026 as compared to $420,000 during the same period in 2025, a decrease of approximately $91,000 or 21.7%. Interest income is derived from investments in both short-term and long-term certificates of deposit as well as money market accounts at banks.

Other revenues for the first six months of 2026 were $22,000 as compared to $30,000 for the same time period in 2025, a decrease of approximately $8,000 or 26.7%.

Lease operating expenses in the first six months of 2026 were $557,000 as compared to $587,000 in the first six months of 2025, a decrease of $30,000 or 5.1%.

Production taxes, gathering and marketing expenses in the first six months of 2026 were approximately $345,000 as compared to $281,000 for the first six months of 2025, an increase of approximately $64,000 or 22.8%.

Pipeline and rental expenses for the first six months of 2026 were $7,000 compared to $26,000 for the same time period in 2025, a decrease of approximately $19,000 or 73.1%. This decrease is due to compressor repairs in 2025.

Real estate expenses in the first six months of 2026 were approximately $48,000 compared to $49,000 during the same period in 2025, a decrease of approximately $1,000 or 2.0%.

Depreciation, depletion, and amortization expenses for the first six months of 2026 were $148,000 as compared to $188,000 for the same period in 2025, a decrease of $40,000 or 21.3%. $92,000 of the amount for the first six months of 2026 was for amortization of the full cost pool of capitalized costs compared to $130,000 for the same period of 2025, a decrease of $38,000. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31, 2025. This re-evaluated reserve base was reduced for oil and gas reserves that were produced or sold during the first six months of 2026 and adjusted for newly acquired reserves or for changes in estimated production curves and future price assumptions. A year-to-date depletion rate of 13.688% was calculated and applied to the Company’s full cost pool of capitalized oil and natural gas properties compared to a rate of 15.383% for the first two quarters of 2025.

There was no additional adjustment to Asset Retirement Obligation (“ARO”) expense for the first six months of 2026, or the same time period in 2025. The ARO expense is calculated to be the discounted present value of the estimated future cost to plug and abandon the Company’s wells. For 2026, this expense will be calculated annually at year-end.

General and administrative expenses for the first six months of 2026 were approximately $1,310,000 as compared to approximately $1,413,000 for the same period in 2025, a decrease of approximately $103,000 or 7.3%.

Three months ended June 30, 2026, compared to three months ended June 30, 2025

Oil and natural gas revenues for the three months ending June 30, 2026, were $1,806,000 compared to $876,000 for the same time period in 2025, an increase of $930,000 or 106.2%. The increase is due to additional production from wells brought online in 2026 and an increase in oil and natural gas prices.

Oil sales for the second quarter of 2026 were approximately $1,349,000 compared to approximately $454,000 for the same period of 2025, an increase of approximately $895,000 or 197.1%. Oil volumes sold for the second quarter of 2026 were approximately 14,830 bbls compared to approximately 8,760 bbls during the same period of 2025, an increase of approximately 6,070 bbl or 69.3%. The increase is primarily due to additional oil production from wells brought online in 2026 and an increase in oil prices.

Average oil prices received were approximately $85.64 per bbl in the second quarter of 2026 compared to $63.22 per bbl during the same period of 2025, an increase of approximately $22.42 per bbl, or 35.5%.

Natural gas revenues for the second quarter of 2026 were $457,000 compared to $422,000 for the same period in 2025, an increase of approximately $35,000 or 8.3%. Natural gas volumes sold for the second quarter of 2026 were approximately 147,300 mcf compared to approximately 176,000 mcf during the same period of 2025, a decrease of approximately 28,700 mcf or 16.3%.

Average natural gas prices received were approximately $3.10 per mcf in the second quarter of 2026 as compared to approximately $2.94 per mcf during the same period in 2025, an increase of approximately $0.16 or 5.5%.

Revenues from lease operations for the second quarter of 2026 were approximately $41,000 compared to approximately $48,000 for the second quarter of 2025, a decrease of approximately $7,000 or 14.6%. Revenues from lease operations are derived from field supervision charged to operated leases along with operator overhead charged to operated leases.

Revenues from gas gathering, compression and equipment rental for the second quarter of 2026 were approximately $19,000 compared to approximately $26,000 for the same period in 2025, a decrease of approximately $7,000 or 26.9%. These revenues are derived from gas volumes produced and transported through our gas gathering systems.

Real estate revenue was approximately $67,000 during the second quarter of 2026 compared to $71,000 for the same period in 2025, a decrease of approximately $4,000 or 5.6%.

Interest income for the second quarter of 2026 was approximately $161,000 as compared with approximately $212,000 for the same period in 2025, a decrease of approximately $51,000 or 24.1%. Interest income is derived from investments in both short-term and long-term certificates of deposit as well as money market accounts at banks.

Other revenues for the second quarter of 2026 were $11,000 as compared to $19,000 for the same time period in 2025, a decrease of approximately $8,000 or 42.1%.

Lease operating expenses in the second quarter of 2026 were $353,000 as compared to $297,000 in the second quarter of 2025, an increase of approximately $56,000 or 18.9%.

Production taxes, gathering, transportation and marketing expenses for the second quarter of 2026 were approximately $187,000 as compared to $140,000 during the second quarter of 2025, an increase of approximately $47,000 or 33.6%.

Pipeline and rental expenses for the second quarter of 2026 were $4,000 compared to $13,000 for the same time period in 2025, a decrease of approximately $9,000 or 69.2%. This decrease is due to compressor repairs in 2025.

Real estate expenses during the second quarter of 2026 were approximately $21,000 compared to approximately $24,000 for the same period in 2025, a decrease of approximately $3,000 or 12.5%.

Depreciation, depletion, and amortization expenses for the second quarter of 2026 were $52,000 as compared to $142,000 for the same period in 2025, a decrease of $90,000 or 63.4%. $24,000 of the amount for the second quarter of 2026 was for amortization of the full cost pool of capitalized costs compared to $112,000 for the same period of 2025, a decrease of $88,000. The Company re-evaluated its proved oil and natural gas reserve quantities as of December 31, 2025. This re-evaluated reserve base was reduced for oil and gas reserves that were produced or sold during the first six months of 2026 and adjusted for newly acquired reserves or for changes in estimated production curves and future price assumptions. A year-to-date depletion rate of 13.688% was calculated and applied to the Company’s full cost pool of capitalized oil and natural gas properties compared to a rate of 15.383% for the first two quarters of 2025.

There were no additional adjustments to the Asset Retirement Obligation (“ARO”) expense for the second quarter of 2026, or the same time period in 2025. The ARO expense is calculated to be the discounted present value of the estimated future cost to plug and abandon the Company’s producing wells. For 2026, this expense will be calculated annually at year-end.

General and administrative expenses for the second quarter of 2026 were $598,000 compared to $692,000 for the same period in 2025, a decrease of approximately $94,000 or 13.6%.

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

(b) There have been no changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2026, that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

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

Item 5. – Other Information

Oklahoma

During the second quarter of 2025, the Company participated in the drilling of a new horizontal well in Major County, OK, targeting Mississippian Lime.  The Reutlinger 22-27-1H well was spud on June 6, 2025, and was drilled to an approximate true vertical depth (TVD) of 9,000 ft and a measured depth of 14,575 ft. During the second quarter of 2026, the operator started the completion phase then placed the well into production on May 19, 2026.  The well produced a daily average of 487 barrels of oil, 3,494 mcf and 1,639 barrels of water for the month of June 2026. The Company owns a 0.0234375 non-operated working interest in the well.

During the first quarter of 2026, the Company participated in the drilling of a new horizontal well in Custer County, OK targeting the Cherokee Formation. The Edward 30-31-DP #1H well was spud on January 4, 2026, and was drilled to a total measured depth of 21,570 ft.  The well was cased and cemented and the rig was released on March 3, 2026. During the second quarter of 2026, the operator started the completion phase the placed the well into production on May 26, 2026. The well produced a daily average of 2,092 barrels of oil, 6,733 mcf and 767 barrels of water during the month of June.  The Company owns an estimated 0.01725466 non-operated working interest in the well.

Also, during the first quarter of 2026, the Company participated in the drilling of a horizontal well in Custer County, OK targeting the Des Moines Formation.  During the second quarter of 2026, on May 2, 2026, the operator spud the Aracari 1-12-1XH well.  The well reached a total measured depth of 19,955’ on May 27, 2026.  The well was cased and cemented. The completion phase of the well commenced in mid-June and the fracturing phase was completed on July 16, 2026. The well is currently shut-in. The Company owns an estimated 0.015674 non-operated working interest in the well.

Texas

During the second quarter of 2026, the Company sold its non-operated interest in the Moore-Hooper #1H, #2H, and #3H wells and lease in Loving County, Texas.

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

SPINDLETOP OIL & GAS CO.
(Registrant)

Date: August 19, 2026	By:/s/ Chris G. Mazzini
Chris G. Mazzini
President, Principal Executive Officer

Date: August 19, 2026	By:/s/ Michelle H. Mazzini
Michelle H. Mazzini
Vice President, Secretary

Date: August 19, 2026	By:/s/ Robert E. Corbin
Robert E. Corbin
Principal Financial Officer and
Accounting Manager